Form 10-K405
period 1998-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 1999-03-31
CIK 811156, 201533

================================================================================

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

       [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
       [   ]   Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
                    For the transition period from       to


  Commission          Registrant; State of Incorporation;       IRS Employer
  File Number             Address; and Telephone Number       Identification No.
--------------------------------------------------------------------------------
     1-9513                  CMS ENERGY CORPORATION              38-2726431

                            (A Michigan Corporation)
                        Fairlane Plaza South, Suite 1100
                 330 Town Center Drive, Dearborn, Michigan 48126
                                  (313)436-9200
     1-5611                 CONSUMERS ENERGY COMPANY             38-0442310
                            (A Michigan Corporation)
                212 West Michigan Avenue, Jackson, Michigan 49201
                                  (517)788-0550

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                                                              Name of Each Exchange
        Registrant                                  Title of Class                             on Which Registered
--------------------------------------------------------------------------------------------------------------------
CMS ENERGY CORPORATION                       Common Stock, $.01 par value                    New York Stock Exchange
                                          Class G Common Stock, no par value                 New York Stock Exchange

CONSUMERS ENERGY COMPANY
                                Cumulative Preferred Stock, No par value: $2.08 Series       New York Stock Exchange
                             Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series    New York Stock Exchange

CONSUMERS POWER
 COMPANY FINANCING I                  8.36% Trust Originated Preferred Securities            New York Stock Exchange

CONSUMERS ENERGY
 COMPANY FINANCING II                 8.20% Trust Originated Preferred Securities            New York Stock Exchange





SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $4,678,908,660 for the 108,371,851 CMS Energy Common Stock shares and the 8,479,275 Class G Common Stock shares outstanding on February 28, 1999.

On February 28, 1999, CMS Energy held all voting and non-voting common equity of Consumers.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers information statement relating to the 1999 annual meeting of shareholders to be held May 28, 1999, are incorporated by reference in Part III, except for the organization and compensation committee report contained therein.

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

      ANNUAL REPORTS ON FORM 10-K TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1998



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                                TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----
PART I

Item  1.        Business.................................................................   6
Item  2.        Properties...............................................................  24
Item  3.        Legal Proceedings........................................................  33
Item  4.        Submission of Matters to a Vote of Security Holders......................  35

PART II

Item  5.        Market for CMS Energy's and Consumers' Common Equity and
                     Related Stockholder Matters.........................................  36
Item  6.        Selected Financial Data..................................................  36
Item  7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...............................................  36
Item  7A.       Quantitative and Qualitative Disclosures About Market Risk...............  37
Item  8.        Financial Statements and Supplementary Data..............................  37
Item  9.        Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure................................................ 140

PART III

Item 10.        Directors and Executive Officers of CMS Energy and Consumers............. 140
Item 11.        Executive Compensation................................................... 140
Item 12.        Security Ownership of Certain Beneficial Owners and Management........... 140
Item 13.        Certain Relationships and Related Transactions........................... 140

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......... 140


                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE.............................  Association of Businesses Advocating Tariff Equity
ALJ...............................  Administrative Law Judge
Ames..............................  Crescent and Ames gas gathering systems and  processing plant in
                                    Oklahoma

AMT...............................  Alternative minimum tax
Articles..........................  Articles of Incorporation
Attorney General..................  Michigan Attorney General

bcf...............................  Billion cubic feet
Big Rock..........................  Big Rock Point nuclear power plant, owned by Consumers
Board of Directors................  Board of Directors of CMS Energy
Btu...............................  British thermal unit

Class G Common Stock..............  One of two classes of common stock of CMS  Energy, no par value, which reflects the separate performance of the Consumers
                                    Gas Group
Clean Air Act.....................  Federal Clean Air Act, as amended
CMS Electric and Gas..............  CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy........................  CMS Energy Corporation
CMS Energy Common Stock...........  One of two classes of common stock of CMS Energy, par value
                                    $.01 per share
CMS Gas Transmission..............  CMS Gas Transmission and Storage Company, a subsidiary of
                                    Enterprises
CMS Generation....................  CMS Generation Co., a subsidiary of Enterprises
CMS Holdings......................  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland.......................  CMS Midland Inc., a subsidiary of Consumers
CMS MST...........................  CMS Marketing, Services and Trading Company, a subsidiary of
                                    Enterprises
CMS Oil and Gas ..................  CMS Oil and Gas Company, a subsidiary of Enterprises
Common Stock......................  CMS Energy Common Stock and Class G Common Stock
Consumers.........................  Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group...............  The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals..................  Michigan Court of Appeals

Detroit Edison....................  The Detroit Edison Company
DOE...............................  U.S. Department of Energy
Dow...............................  The Dow Chemical Company
DSM...............................  Demand-side management

Enterprises.......................  CMS Enterprises Company, a subsidiary of CMS Energy
EPA...............................  Environmental Protection Agency
EPS...............................  Earning per share

FASB..............................  Financial Accounting Standards Board

FERC..............................  Federal Energy Regulatory Commission



FMLP..............................  First Midland Limited Partnership
FTC...............................  Federal Trade Commission

GCR...............................  Gas cost recovery
Grand Lacs partnership............  Grand Lacs Limited Partnership, a marketing center for natural gas
GTNs..............................  CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B, $150 million Series C, $200 million Series D and $400 million Series E

Huron ............................  Huron Hydrocarbons, Inc., a subsidiary of Consumers

IT................................  Information technology
ITC...............................  Investment tax credit

Jorf Lasfar.......................  A 1,356 MW (660 MW in operation and 696 MW under construction) coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh...............................  Kilowatt-hour

Loy Yang..........................  The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                    Generation holds a 50 percent ownership interest
Ludington.........................  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf...............................  Thousand cubic feet
MCV Facility......................  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership...................  Midland Cogeneration Venture Limited Partnership in which
                                    Consumers has a 49 percent interest through CMS Midland
MD&A..............................  Management's Discussion and Analysis
MichCon...........................  Michigan Consolidated Gas Company
Michigan Gas Storage..............  Michigan Gas Storage Company, a subsidiary of Consumers
Mbbls.............................  Thousand barrels
MMbbls............................  Million barrels
MMBtu.............................  Million British thermal unit
MMcf..............................  Million cubic feet
Moss Bluff........................  Moss Bluff Gas Storage Systems, a partnership that owns a gas storage facility
MPSC..............................  Michigan Public Service Commission
MW................................  Megawatts

Natural Gas Act...................  Federal Natural Gas Act
Nitrotec..........................  Nitrotec Corporation, a propriety gas technology company in which CMS Gas Transmission owns an equity interest
NRC...............................  Nuclear Regulatory Commission
NEIL..............................  Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies



OPEB..............................  Postretirement benefit plans other than pensions for retired employees
Order 888 and Order 889...........  FERC final rules issued on April 24, 1996
Outstanding Shares................  Outstanding shares of Class G Common Stock

Palisades.........................  Palisades nuclear power plant, owned by Consumers
Panhandle Companies...............  Panhandle Eastern Pipe Line Company, Trunkline Gas Company,
                                    Pan Gas Storage Company, Panhandle Storage Company, and
                                    Trunkline LNG Company
PCBs..............................  Poly chlorinated biphenyls
PECO..............................  PECO Energy Company
Pension Plan......................  The trusteed, non-contributory, defined benefit pension plan of
                                    Consumers and CMS Energy
PPA...............................  The Power Purchase Agreement between Consumers and the
                                    MCV Partnership with a 35-year term commencing in March
                                    1990
ppm...............................  Parts per million
PSCR..............................  Power supply cost recovery
PUHCA.............................  Public Utility Holding Company Act of 1935

Retained Interest Shares..........  Authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares and attributable to the
                                    Retained Interest

SEC...............................  Securities and Exchange Commission
SERP..............................  Supplemental Executive Retirement Plan
Senior Credit Facilities..........  $725 million senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility
SFAS..............................  Statement of Financial Accounting Standards
Superfund.........................  Comprehensive Environmental Response, Compensation and
                                    Liability Act

TGN...............................  Transportadora de Gas del Norte S. A., a natural gas pipeline located in Argentina
Transition Costs..................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be
                                    recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation, regulatory assets, and costs incurred in the transition to competition.
Trust Preferred Securities........  Undivided beneficial interest in the assets of statutory business trusts, these interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or
                                    Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union.............................  Utility Workers of America, AFL-CIO
UST...............................  Underground storage tanks


                                     PART I


                                ITEM 1. BUSINESS.


GENERAL

CMS ENERGY

CMS Energy, incorporated in Michigan in 1987, is a leading diversified energy company operating in the United States and around the world. Our two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and electricity to almost six million of the nine and one-half million residents in Michigan's Lower Peninsula. Enterprises, through subsidiaries, is engaged in several domestic and international energy businesses including:

-    Natural gas transmission, storage and processing;
-    Independent power production;
-    Oil and gas exploration and production;
-    International energy distribution; and
-    Energy marketing, services and trading.

Our consolidated operating revenue in 1998 was $5.1 billion. Of our consolidated operating revenue, 51 percent was derived from electric utility operations, 21 percent from gas utility operations, 18 percent from energy marketing, services and trading operations, 6 percent from independent power production and other non-utility operations, 3 percent from transmission, storage and processing of natural gas, and 1 percent from oil and gas exploration and production operations.

CONSUMERS

Consumers, incorporated in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that did business in Michigan from 1915 to 1968. Consumers was named Consumers Power Company from 1910 to the first quarter of 1997, when Consumers changed its name to Consumers Energy Company to reflect its increasing focus on providing customers with total energy solutions.

Consumers' consolidated operations account for a majority of CMS Energy's total assets, revenues and income. Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. At year end 1998, Consumers provided service to 1.64 million electric customers and
1.55 million gas customers. Consumers' consolidated operating revenue in 1998 was $3.7 billion. Of Consumers' operating revenue, 70 percent was generated from its electric utility business, 29 percent from its gas utility business, and 1 percent from its non-utility business. Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CMS ENERGY AND CONSUMERS REGULATION later in this Item.


CMS ENERGY'S AND CONSUMERS' RECENT DEVELOPMENTS

Acquisition of the Panhandle Companies

On November 2, 1998, CMS Energy announced a definitive agreement to acquire all of the outstanding common stock of the Panhandle Companies from Duke Energy Corporation for a cash payment of $1.9 billion and existing Panhandle Companies debt of $300 million. This transaction was completed in March 1999.

The Panhandle Companies are primarily engaged in the interstate transmission and storage of natural gas. The Panhandle Companies operate one of the nation's largest natural gas pipeline networks, providing customers in the Midwest and Southwest with a comprehensive array of transportation services. This interconnected 10,400 mile system accesses virtually all major natural gas regions in the United States. The rates and operations of the Panhandle Companies are subject to regulation by the Federal Energy Regulatory Commission.


Panhandle Eastern Pipe Line Company's transmission system consists of four large-diameter parallel pipelines and extends approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana and Ohio into Michigan. This system connects with the Trunkline Gas Company system at Tuscola, Illinois.

Trunkline Gas Company's transmission system consists principally of three large-diameter parallel pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. Trunkline Gas Company also owns and operates two offshore Louisiana natural gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

Panhandle Eastern Pipe Line Company's major customers include approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline Gas Company's major customers include six utilities located in portions of Illinois, Indiana, Michigan, Ohio and Tennessee. Transportation service for Consumers accounted for approximately 10 percent of the 1998 combined revenue of the Panhandle Companies.

The Panhandle Companies own and operate five underground gas storage fields located in Illinois, Michigan, Kansas, Oklahoma and Louisiana with a combined maximum working storage gas capacity of 70 bcf.

Trunkline LNG Company owns a liquified natural gas ("LNG") regasification plant and related LNG tanker port, unloading facilities and LNG and gas storage facilities located at Lake Charles, Louisiana. The LNG plant has the capacity to deliver 700 mcf per day but has been operated on a limited basis for a number of years.

Pending Sale of the PPA between Consumers and the MCV Partnership

In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to 1,240 MW of contract capacity and associated energy with the MCV Partnership for the period from the effective date in 1999 through either September 2007 or March 2025. In March 1999, Consumers signed a long-term power sales agreement to supply PECO with electric generating capacity until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In an order issued in 1998, the MPSC delayed its consideration of the bidding process until the definitive agreement with the winning bidder was presented for review, but stated that Consumers' approach offers a legitimate way to utilize independent market forces to determine the above-market or stranded portion of Consumers' obligations under the PPA with the MCV Partnership. Consumers has filed an application with the MPSC for accounting and rate-making approvals related to the transaction and the MPSC has issued an order requesting comments by April 12, 1999 on issues raised by the application.

BUSINESS SEGMENTS

CMS ENERGY AND CONSUMERS FINANCIAL INFORMATION

For information with respect to operating revenue, net operating income, identifiable assets and liabilities attributable to all of CMS Energy's business segments and international and domestic operations, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - SELECTED FINANCIAL INFORMATION AND CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable only to Consumers' business segments, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SELECTED FINANCIAL INFORMATION AND CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CMS ENERGY AND CONSUMERS PRINCIPAL OPERATIONS

CMS Energy conducts its principal operations through the following six business segments:

-        Electric utility operations;
-        Gas utility operations;
-        Natural gas transmission, storage and processing;
-        Independent power production;
-        Oil and gas exploration and production; and
-        Energy marketing, services and trading

Consumers conducts CMS Energy's domestic electric and gas utility operations.

CMS Energy and Consumers are subject to certain uncertainties and risks which are normal for their respective businesses. Certain uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS MARKET RISK INFORMATION and ITEM
8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA - NOTE 8 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures, including political risk from possible nationalization or expropriation, incidental to their respective businesses.

CONSUMERS

Electric Utility Operations

Consumers' electric utility operation would be the twelfth largest electric company in the United States if independent. It serves 1.64 million customers in 61 of the 68 counties of Michigan's Lower Peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers would not have a material adverse effect on its financial condition.

Consumers' electric operations are seasonal. The summer months increase demand for energy, thereby affecting revenues. Total electric sales in 1998 were 40 billion kWh, a 6 percent increase over 1997 levels including a 3 percent increase in system sales to Consumers' ultimate customers. Consumers' electric operating revenue in 1998 was $2.6 billion, an increase of 3.6 percent from 1997.

Consumers achieved a peak demand of 7,246 MW in July 1998. Peak demands for 1998 were 5,993 MW in the winter and 7,246 MW in the summer. Based on actual peaks, Consumers' reserve margin was 21.1 percent in 1998 compared to 10.4 percent in 1997. Based on weather-adjusted peaks, Consumers' reserve margin was 18.2 percent in 1998 compared to 10.4 percent in 1997. Consumers estimates that during the summer of 1999 it will be able to satisfy its peak demand with a 5 percent reserve margin from a combination of its owned electric generating plants and existing long-term purchase contracts and a 9 percent reserve margin when intermediate-term purchase contracts are added. After giving effect to additional short-term electricity purchase contracts or options as well as other arrangements, Consumers anticipates a 16 percent to 21 percent summer reserve margin in 1999.

Consumers' owned and operated 28 electric generating plants in 1998 with an aggregate of 6,190 MW of capacity. In 1998, Consumers purchased 2,545 MW of net capacity, which amounted to 34 percent of Consumers' total system requirements, from other power producers, the largest being the MCV Partnership. For additional information on Consumers' electric properties, see ITEM 2. PROPERTIES
- CONSUMERS ELECTRIC UTILITY PROPERTIES.

A transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems, including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities.

FUEL: Consumers has five generating plants which use coal as a fuel source and which constitute 78.5 percent of its baseload capacity. These plants combined to produce a total of 17,959 million kWhs of electricity in 1998 and required 8.2 million tons of coal. Consumers' current coal supply contracts have expiration dates that range from 1999 to 2004. Consumers enters into long-term contracts for approximately 50 to 75 percent of its annual coal requirements. In 1998 coal purchases totaled $246 million of which $161 million (60 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases. Consumers' coal inventory on December 31, 1998 amounted to approximately 51 days' supply.

Consumers owned two and operated one nuclear power plant during 1998. The Big Rock nuclear power plant, near Charlevoix, Michigan was closed permanently on August 26, 1997. During 1998, the net generation of the Palisades nuclear power plant was 5,364 million kWhs, constituting 23 percent of Consumers' baseload generation. Consumers currently has two contracts for uranium concentrate sufficient to cover 40 percent of its requirements. Consumers has purchased the balance of its 1999 concentrate, conversion and enrichment requirements. Consumers intends to maximize use of the spot market for its future requirements. Consumers has contracts for nuclear fuel services and fabrication of nuclear fuel assemblies. Consumers renegotiated the fabrication contract in 1995 for Palisades. The fabrication contract remains in effect for the next four Palisades reloads with options to extend for an additional two reloads. These contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.


Power Generated                                                                                  Millions of kWhs
---------------                                                                                  ----------------
                                               1998           1997            1996           1995           1994
                                               ----           ----            ----           ----           ----

Coal                                         17,959         16,427          16,928         15,956         17,401
Nuclear                                       5,364          5,970           5,653          5,353          4,904
Oil                                             520            258             364            318            322
Gas                                             302             80              74            238             91
Hydro                                           395            467             473            420            481
Net pumped storage (a)                         (480)          (477)           (419)          (373)          (414)
----------------------                       ------         ------          ------         ------          -----

Total net generation                         24,060         22,725          23,073         21,912         22,785
====================                         ======         ======          ======         ======         ======

(a) Represents Consumers' share of net generation from Ludington. This facility pumps water into a storage pond using electricity generated during off-peak hours to generate electricity later during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.


Fuel Consumed                                                                               Cost per Million Btu
-------------                                                                               --------------------
                                              1998            1997             1996           1995          1994
                                              ----            ----             ----           ----          ----
Coal                                         $1.45           $1.53            $1.50          $1.51         $1.57
Oil                                           2.73            2.97             2.67           2.64          2.96
Gas                                           2.66            3.36             3.60           2.18          2.81
Nuclear                                        .50              57              .50            .49           .46
All Fuels (a)                                 1.28            1.29             1.27           1.27          1.34
=============                               ======            ====             ====           ====          ====

(a) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government was to be responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning in 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not anticipate being able to accept spent nuclear fuel for storage in 1999. For a discussion of pending litigation and legislative action relating to the DOE's obligations in this regard, see ITEM 3. LEGAL PROCEEDINGS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Consumers' on-site storage pool at Palisades is at capacity and Consumers' is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as Adry casks.@ For a discussion relating to the NRC approval of dry casks and Consumers' use of the casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INSURANCE: Consumers maintains $500 million of primary nuclear property damage insurance from NEIL at Big Rock and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles. Consumers also maintains at Palisades NEIL excess property damage insurance in the amount of $2 billion. These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL excess property damage policy for Palisades also covers a portion of the cost arising from an accidental premature decommissioning which is not already funded by the decommissioning trust funds and part of the remaining book value of the plant. For any loss more than $100 million, stabilization and decontamination expenses must be satisfied before Consumers receives other claims proceeds from NEIL. Under all these policies, Consumers retains the risk of loss to the extent the loss is within the policy deductibles ($1 million for Palisades and $250,000 for Big Rock) or policy exclusions, or if the loss exceeds the combined property damage policy limits ($2.5 billion for Palisades and $500 million for Big Rock) at either location. Because NEIL is a mutual insurance company, Consumers could be subject to assessments under the NEIL primary and excess property damage policies of up to $13 million in any one policy year if covered losses occurred at its own or any other member's nuclear facility. Consumers has also procured from NEIL coverage that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but insurance would cover most of such costs during the next 58 weeks of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers could be subject to a maximum assessment under the replacement power insurance of $2 million in any one policy year if covered losses occurred at its own or any other member's nuclear facility.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to Big Rock) for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the total limits of liability established by the Price-Anderson Act, which are presently $544 million for Big Rock and approximately $9.6 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurred at any of such facilities. Consumers could be subject to a maximum assessment of $88 million per occurrence if a nuclear incident occurred at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $200 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by workers, Consumers remains responsible for a maximum assessment of up to $6.3 million.

Consumers has not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed.

Gas Utility Operations

Consumers' gas utility operation purchases, transports, stores and distributes natural gas. It renders gas sales and delivery service to 1.55 million customers and is authorized to provide service in 54 of the 68 counties in Michigan's Lower Peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area. Consumers owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several storage fields in Michigan. See ITEM 2. PROPERTIES - CONSUMERS GAS UTILITY PROPERTIES. Consumers and its wholly-owned subsidiary, Michigan Gas Storage, inject natural gas into storage during the summer months of the year for use during the winter months when demand is higher. Consumers' gas operation is not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers would not have a material adverse effect on its financial condition.

Consumers' gas operation is seasonal to the extent that peak demand occurs in winter due to colder temperatures. Total deliveries of natural gas sold by Consumers and from other sellers over Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 360 bcf in

1998. Consumers' gas operating revenue in 1998 was $1.1 billion, a decrease of
12.7 percent from 1997.

GAS SUPPLY: In 1998, Consumers purchased 70 percent of its required gas supply under long-term contracts. The contract supply included 23 percent from United States producers outside Michigan, 27 percent from Canadian producers, 20 percent from Michigan producers and 24 percent from the spot market. The remaining 6 percent was supplied by authorized suppliers in the Gas Customer Choice program which started in April 1998.

Consumers' firm transportation agreements are with Trunkline Gas Company, Panhandle Eastern Pipeline Company, ANR Pipeline Company and Great Lakes Gas Transmission, L.P. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements will carry over 90 percent of Consumers' total gas supply requirements. Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:


                                                          Volume (dekatherms/day)           Expiration
                                                          -----------------------           ----------

Trunkline Gas Company                                     336,375                         October   2002

Panhandle Eastern Pipeline Company                         40,000                         March     2000
                                                           25,000                         March     2000

ANR Pipeline Company                                       20,000                         October   1999
                                                           40,000                         October   1999
                                                           10,000                         December  2001
                                                            6,000                         December  2002
                                                           83,790                         October   2003

Great Lakes Gas Transmission, L.P.                         85,092                         March     2004
==================================                         ======                         =====     ====

Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible capacity and the use of it primarily varies with the price for such service and the availability and price of the spot supplies to be purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully subscribed its firm capacity.

ENTERPRISES

Natural Gas Transmission, Storage and Processing

CMS Gas Transmission, incorporated in 1988, owns, develops and manages domestic and international natural gas facilities consisting of a total of 12,996 miles of pipeline with a daily capacity of approximately 6.3 bcf per day. In addition, CMS Gas Transmission has processing capabilities of over 760 mcf per day of natural gas. In our Michigan CO2 removal plants, we process over 330 million mcf per day, representing more natural gas processed than any other processor in the State.

CMS Gas Transmission's operating revenue in 1998 was $160 million. For additional information, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS.

Independent Power Production

CMS Generation, incorporated in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants both in the United States and internationally. As of December 31, 1998, CMS Generation had ownership interests in operating power plants totaling 7,304 (gross) MW, (3,319 MW net) throughout the United States and in Argentina, Australia, India, Jamaica, Morocco and the Philippines. Our net generating capacity has more than tripled since 1993. Projects range in size from 3 MW to 2,000 MW and are powered by water, coal, natural gas, oil, wood, wind and waste material. Additional projects totaling approximately 6,477 gross MW are under construction or advanced development.

The rapid growth in our generating capacity has been matched by growth in this business segment's operating revenue. CMS Generation's operating revenue in 1998 was $277 million. For additional information, see ITEM 2. PROPERTIES - CMS ENERGY OTHER PROPERTIES and ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

Oil and Gas Exploration and Production

CMS Oil and Gas Company (formerly known as CMS NOMECO Oil & Gas Co.), incorporated in 1967, conducts oil and gas exploration and development operations throughout the U.S. and eight other countries. Most domestic operations focus on gas exploration and production in Michigan and Louisiana while the international operations focus on oil exploration and production and are distributed across two other continents. In 1998, CMS Oil and Gas achieved production levels of 7.7 million barrels of oil, condensate and plant products and 26.5 bcf of gas. CMS Oil and Gas' proven oil and gas reserves total 182.6 million net equivalent barrels reflecting a balanced portfolio of high-quality reserves, including 49 percent oil and condensate and 51 percent natural gas.

During 1998, CMS Oil and Gas participated with a working interest in drilling wells as follows:


                                                                       Number of
                                Number of Wells                 Successful Wells                Success Ratio
Type of Well                   Gross         Net               Gross         Net              Gross         Net
------------                   -----         ---               -----         ---              -----         ---
Exploratory                       10        4.46                   2        1.25                20%         28%
Development                       17        7.22                  17        7.22               100%        100%
                                  --        ----                  --        ----

Total                             27       11.68                  19        8.47             70.37%       72.5%
=====                             ==       =====                  ==        ====             ======       =====

The preceding table does not include CMS Oil and Gas' participation in Devonian Shale gas wells in Michigan and Indiana, where CMS Oil and Gas drilled 82 wells (21.02 net) during 1998 with a 97.6 percent success rate.

CMS Oil and Gas' operating revenue was $127 million in 1998, including sales between business segments. For additional information, see ITEM 2. PROPERTIES - CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES and ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS.

International Energy Distribution

CMS Electric and Gas Company, incorporated in 1996, is our international energy distribution subsidiary. We have ownership interests in electric distribution companies which provide service in the states of Rio de Janeiro, Sergipe and Minas Gerais in Brazil, the province of Entre Rios in Argentina, and on Margarita Island in Venezuela. These electric distribution companies serve a total of 992,000 customers with electricity sales of 4,790 Gwh in 1998.

Energy Marketing, Services and Trading

CMS MST, incorporated in 1996, provides gas, oil, coal and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and internationally. CMS MST has grown dramatically since its inception. At December 31, 1998, CMS MST had more than 7,000 customers, including 30 major gas distribution companies and is active in 30 states and 3 countries. CMS MST's operating revenue in 1998 was $939 million. For additional information, see ITEM
7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.


SALES BETWEEN BUSINESS SEGMENTS

CMS Energy's sales between business segments for the years ended December 31 were as follows.


                                                                                        In Millions
Years Ended December 31                                     1998              1997             1996
-----------------------                                     ----              ----             ----

Oil and Gas Exploration and Production                       $64               $75              $23
Natural Gas Transmission, Storage and Processing               9                 4                3
Marketing, Services and Trading                               68                16                9
===============================                              ===                ==                =


CMS ENERGY AND CONSUMERS REGULATION

CMS Energy is exempt from registration under PUHCA, as described in Item 3. Legal Proceedings. CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

MICHIGAN PUBLIC SERVICE COMMISSION

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities and various other matters. The MPSC also has, or will have, rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own, or will own, and operate intrastate gas transmission pipelines.

The Attorney General, ABATE and the MPSC staff typically intervene in MPSC electric and/or gas related proceedings concerning Consumers. Unless otherwise noted herein, these parties have intervened in such proceedings. For many years, various parties have appealed almost every significant MPSC order affecting Consumers. Appeals from such MPSC orders are pending in the Court of Appeals and the Michigan Supreme Court. Consumers is vigorously pursuing these matters. Under Michigan civil procedure, parties may file a claim of appeal with the Court of Appeals that serves as a notice of appeal of an MPSC order. The grounds on which they are making the appeal are not finally set forth until a later date when the parties file their briefs.

RATE PROCEEDINGS: In 1996, the MPSC issued orders that established the electric authorized rate of return on common equity at 12.25 percent; and the gas authorized rate of return at 11.6 percent.

MPSC REGULATORY CHANGES: In January 1996, the Governor of the State of Michigan requested that the MPSC review the existing statutory and regulatory framework governing Michigan electric utilities in light of increasing competition in the utility industry. Since that time, as a part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued various orders: 1) providing that beginning in 1998 and phasing in until 2002, Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers; 2) allowing Consumers to recover Transition Costs (estimated for Consumers at $1.755 billion) through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007; 3) allowing, subject to a prudency review, a separate charge to recover costs of implementing a direct-access program, estimated by Consumers at an additional $200 million; and 4) suspending the PSCR clause and freezing PSCR charges. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their own power suppliers. A February 1998 MPSC order in these ongoing proceedings suspended the PSCR as proposed by Consumers, terminated the 1998 PSCR plan case, and stated that a permanent PSCR/base rate freeze charge would be established in the 1997 PSCR reconciliation proceeding.

As a result of an informal process involving consultations with MPSC staff and other interested parties, as directed in the MPSC's February 1998 order, Consumers submitted to the MPSC in June 1998 its plan for implementing direct access. The primary issues addressed in the plan are: 1) the implementation of the three-year phase in of a total of 750 MW of retail customer load to customers purchasing their power from other sources; 2) the direct-access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain direct-access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Subsequent to year end, Consumers received MPSC electric restructuring orders which generally support Consumers' implementation plan. Accordingly, Consumers is now preparing to implement electric customer direct access.

Several MPSC orders related to restructuring are subject to claims of appeal filed with the Court of Appeals which question whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis and which challenge various other aspects of these restructuring orders. For additional information concerning the electric industry restructuring, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - ELECTRIC BUSINESS OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of December 31, 1998, more than 102,000 customers chose alternative gas suppliers, representing approximately 24.1 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This experimental program will allow competing gas suppliers, including marketers and brokers to market natural gas to these retail customers in direct competition with Consumers. The Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. For additional information concerning the MPSC order, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RETAIL WHEELING PROCEEDINGS: In April 1994, the MPSC issued an opinion and interim order that approved the framework for a five-year experimental retail direct-access program for "wheeling" of electric power purchased by customers from other suppliers over the transmission systems of Consumers and Detroit Edison, and remanded the case to the ALJ to decide appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. After the MPSC denied Consumers' and ABATE's petitions for a rehearing of that order, Consumers, ABATE and Dow filed claims of appeal of the MPSC's orders with the Court of Appeals, joining Detroit Edison and the Attorney General who had previously appealed. In January 1998, the Court of Appeals found that the MPSC has authority to authorize an experimental wheeling program. Applications for leave to appeal were filed with the Michigan Supreme Court by Consumers, Detroit Edison and the Attorney General. The Supreme Court granted these applications in October 1998. A decision is expected sometime in mid-1999.

INTRASTATE GAS SUPPLIER CONTRACT PRICING DISPUTE: In October 1995, the MPSC issued an opinion and order in a proceeding that Consumers had initiated regarding a gas contract pricing dispute under three gas supply contracts. The MPSC found that the pricing mechanism at issue, which operates within definite ceiling and floor prices, is a definite pricing provision within the meaning of the state statutes and was properly implemented by Consumers to reduce gas prices without the prior approval of the MPSC. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. The Court of Appeals affirmed the MPSC order. The producers subsequently filed for leave to appeal with the Michigan Supreme Court and the Michigan Supreme Court denied the leave to appeal on August 28, 1998. This matter is now closed.

Before the issuance of the MPSC's order, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in Kent County Circuit Court alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court. On December 2, 1998, the gas suppliers withdrew their motion for rehearing and reconsideration. This matter is now closed.

FEDERAL ENERGY REGULATORY COMMISSION

FERC has limited rate jurisdiction over several independent power projects in which CMS Generation has an ownership interest. These power projects are Qualifying Facilities. FERC also has more comprehensive jurisdiction over Michigan Gas Storage as a natural gas company within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, FERC also has the power to modify gas tariffs of interstate pipeline companies. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

Certain aspects of Consumers' electric operations are also subject to regulation by FERC, including compliance with FERC's accounting rules and other regulations applicable to "public utilities" and "licensees," the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale and transmission of electrical energy in interstate commerce, the consummation of certain mergers, the sale of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of securities, as provided by the Federal Power Act.

FERC REGULATORY CHANGES: FERC Orders 888 and 889, as amended on rehearing, require utilities to file conforming direct-access tariffs and functionally unbundle transmission and wholesale sales activities. Consumers complied with several requirements contained in these orders. For additional information on Orders 888 and 889, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - ELECTRIC BUSINESS OUTLOOK.

NUCLEAR REGULATORY COMMISSION

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES 2 AND 3 TO CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy and Consumers and their subsidiaries are subject to regulation for environmental quality, including air and water quality, waste management, zoning and other matters, by various federal, state and local authorities. Management believes that the responsible administration of CMS Energy's and Consumers' energy resources includes reasonable programs for the protection and enhancement of the environment. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consumers installed modern stack emission control and monitoring systems at its electric generating plants and converted electric generating units to burn cleaner fuels. It has worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and compacted clay and to use fly ash as a filler for asphalt in road shoulders and incorporation into concrete products. It has also worked with local, state and national organizations on waste minimization and pollution prevention initiatives and enhanced certain of Consumers' lands for the benefit of wildlife, as well as provided recreational access to its lands. Finally, it has worked with universities and other institutions on projects to protect and, in some instances, propagate threatened or endangered species, and made financial contributions to a variety of environmental enhancement projects. Capital expenditures by Consumers for environmental protection additions were $22 million in 1998 and are estimated to be $45 million in 1999.

Federal and state laws require air permits for certain of Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions. The appropriate agency or department for environmental protection in the state in which each facility is located has issued permits for Consumers' and CMS Generation's affiliates affected steam electric generating facilities and other affected sources of air emissions. Consumers and CMS Generation believe that these facilities are in substantial compliance with all air permits.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from 256 to 17. At 118 of the sites from which Consumers or its subsidiaries removed UST systems, hydrocarbon releases occurred, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities have resulted in Department of Natural Resources/Department of Environmental Quality concurrence in closure of 113 of those releases. The remaining releases are at various stages of cleanup completion.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These include such actions as a contingency program of removing PCB capacitors outside of substations and replacing them with non-PCB capacitors, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment that was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a few PCB capacitors in substations. It has nearly 500,000 distribution transformers, many of which have not been tested for PCB. By regulation, unless the PCB level is known, mineral oil transformers built before July 2, 1979, are presumed to be PCB-contaminated. Other types of electrical equipment may also contain PCB. Based upon results of sampling in 1981, about 1 percent of the pole-top transformers had more than 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and the replacement with non-PCB equipment. From time to time accidental releases occur from such equipment. Consumers typically spends less than $1 million per year for the clean up and disposal of debris and equipment from PCB releases.

National Pollutant Discharge Elimination System and equivalent State Pollutant Discharge Elimination System permits, as well as state ground water discharge permits, authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects and certain CMS Generation affiliates' facilities pursuant to state water quality standards and federal effluent limitation guidelines. The appropriate agency or department for environmental protection issued authorizations for discharges from all of Consumers' and CMS Generation affiliates' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including hydroelectric projects and pipeline construction projects. Consumers and CMS Generation affiliates believe that these facilities are in substantial compliance with National or State Pollutant Discharge Elimination System and groundwater discharge/exemption permits.

Consumers' current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.


CMS ENERGY AND CONSUMERS COMPETITION

ELECTRIC COMPETITION

Consumers' electric utility business experiences competition and potential competition from a number of sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. In 1996, Consumers filed wholesale power agreements with FERC to supply power to six municipal and two electric cooperatives that had preexisting contracts with Consumers. The new contracts have a term of five years. Because wholesale transactions by Consumers generated less than 1.5 percent of Consumers' 1998 revenues from electric operations, Consumers does not believe future loss of wholesale sales to be significant, and in most instances the customers will continue to be transmission customers.

A significant increase in retail electric competition is likely to occur with the introduction of retail direct access in Michigan. In its January 14, 1998 order, the MPSC ordered retail direct access in Michigan. Some parties, including Consumers, are challenging the orders in the courts. Legislation, if passed, could reinforce or modify the MPSC order. The MPSC order, as supplemented by additional MPSC orders issued subsequent to year end 1998, as discussed above in ACMS ENERGY AND CONSUMERS REGULATION - Michigan Public Service Commission - MPSC Regulatory Changes," calls for Consumers to open up its electric load to competition on a gradual basis from 1999 through 2001. The MPSC order gives all customers the right to choose their own electric supplier by 2002. Consumers' financial exposure to competition in a retail direct-access environment is limited due to: 1) the expectation of recovery of related Transition Costs attributable to retail direct access; 2) customer inertia that will likely aid in retaining a majority of residential and small business customers; 3) Consumers' opportunity to secure sales in other service territories; and 4) the fact that Consumers will still be the deliverer of electricity.

Absent comprehensive deregulation in the retail electric commodity markets, Consumers has competition or potential competition from the following sources:
1) from the threat of customers relocating outside of Consumers' service territory; 2) from the threat of municipalization; 3) from customer co-generation and self-generation; 4) from adjacent municipal utilities who extend lines to customers along service territory boundaries; and 5) from marketers and brokers for customers on the previously-implemented Consumers' direct-access program, which is currently limited to 134 MW. Consumers addressed this competition primarily through the offering of rate discounts and additional services. In the event of municipalization, Consumers believes it would be entitled to recovery of appropriate Transition Costs, thus mitigating the potential negative financial impact.

Consumers is beginning to offer non-commodity retail services to electric customers, and faces competition from numerous sources including energy management services companies, other utilities, contractors, and retail merchandisers.

CMS Energy's non-regulated electric subsidiaries primarily face competition from other marketers, brokers, financial management firms, energy management firms, and other utilities through the marketing services and trading business segment; and from other generators, marketers, brokers, and price of power on the wholesale market through the independent power production business segment.

For additional information concerning electric competition, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - ELECTRIC BUSINESS OUTLOOK AND CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

Competition has existed for several years for Consumers' gas operations and comes primarily from alternate energy sources such as electricity and alternate fuel sources. In the industrial market segment, customers have traditionally used alternate fuels such as coal, oil and propane. In the residential market segment, some customers use propane, fuel oil or electricity for space heating and water heating. In Consumers' gas territory, natural gas maintains 97 percent market share for residential space heating and 88 percent for residential water heating. The Natural Gas Policy Act of 1978 resulted in the deregulation of wellhead gas prices, substituting supply and demand effects of the gas production marketplace for regulation. This effectively eliminated artificially-induced curtailments of gas supply experienced earlier in the decade. Gas competition among various wellhead suppliers subsequently increased. Order 636 effectively unbundled the transportation of natural gas from the sale of natural gas by interstate pipelines thereby requiring pipelines to become common carriers. Consequently, pipelines must compete for shippers in search of low-priced capacity. Consumers offers unbundled services (transportation and some storage) to its larger end-use customers who choose to acquire gas supplies from alternate sources. Traditionally, Consumers' earnings for its gas operations are not dependent on gas purchased and resold to its customer base. However, in a proactive move by Consumers to prepare for an unbundled market where gas supply is separated from gas distribution, Consumers filed, and the MPSC approved on December 19, 1997 Consumers' expanded gas customer choice program. See the discussion of the MPSC's order authorizing the expanded experimental gas program above in CMS ENERGY AND CONSUMERS REGULATION - MPSC REGULATORY CHANGES.

CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, and brokers/marketers.

For additional information concerning gas competition, see ITEM 7. CMS ENERGY'S MANAGEMENT DISCUSSION AND ANALYSIS - OUTLOOK and CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK.


EMPLOYEES

CMS ENERGY

As of December 31, 1998, CMS Energy and its subsidiaries had 9,710 full-time equivalent employees of which 9,581 are full-time employees and 129 full-time equivalent employees associated with the part-time work force.

CONSUMERS

As of December 31, 1998, Consumers and its subsidiaries had 8,521 full-time equivalent employees of which 8,399 are full-time employees and 122 full-time equivalent employees associated with the part-time work force. Included in the total are 3,730 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 1995. By its terms, it will continue in full force and effect until June 1, 2000.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS
As of February 28, 1999



Name                              Age              Position                                            Period
----                              ---              --------                                            ------

William T. McCormick, Jr.         54    Chairman of the Board and Chief Executive Officer
                                         of CMS Energy                                             1987-Present
                                        Chairman of the Board of Consumers                         1985-Present
                                        Chairman of the Board of Enterprises                       1987-Present
                                        Chairman of the Board and Chief Executive Officer
                                         of Enterprises                                            1987-1995

Victor J. Fryling                 51    President and Chief Operating Officer
                                         of CMS Energy                                             1996-Present
                                        Vice Chairman of the Board and President
                                         of Consumers                                              1998-Present
                                        President and Chief Executive Officer
                                         of Enterprises                                            1995-Present
                                        President of Consumers                                     1997-1998
                                        President of CMS Energy                                    1992-1995
                                        President of Enterprises                                   1993-1995
                                        President and Chief Financial Officer of
                                         Enterprises                                               1992-1993

Alan M. Wright                    53    Senior Vice President and Chief Financial
                                         Officer of CMS Energy                                     1998-Present
                                        Senior Vice President and Chief Financial
                                         Officer of Consumers                                      1993-Present
                                        Senior Vice President and Chief Financial
                                         Officer of Enterprises                                    1998-Present
                                        Senior Vice President, Chief Financial Officer
                                         and Treasurer of Enterprises                              1994-1998
                                        Senior Vice President, Chief Financial Officer
                                         and Treasurer of CMS Energy                               1994-1998
                                        Senior Vice President and Chief Financial Officer
                                         of CMS Energy                                             1992-1994
                                        Senior Vice President and Chief Financial Officer
                                         of Enterprises                                            1993-1994
                                        Senior Vice President, Chief Financial Officer and
                                         Treasurer of Consumers                                    1992-1993

Rodger A. Kershner                50    Senior Vice President and General Counsel
                                         of CMS Energy                                             1996-Present
                                        Senior Vice President and General Counsel of
                                         Enterprises                                               1996-Present
                                        Vice President, General Counsel and Assistant
                                         Secretary of Enterprises                                  1989-1995
                                        Deputy General Counsel and Assistant Secretary




Name                              Age              Position                                            Period
----                              ---              --------                                            ------




                                         of CMS Energy                                             1994-1995
                                        Assistant General Counsel and Assistant
                                        Secretary of CMS Energy                                    1989-1994

John W. Clark                     54    Senior Vice President of CMS Energy                        1987-Present
                                        Senior Vice President of Consumers                         1985-Present

James W. Cook                     58    Senior Vice President of CMS Energy                        1995-Present
                                        Senior Vice President of Enterprises                       1994-Present
                                        Executive Vice President of Enterprises                    1989-1994
                                        President and Chief Executive Officer
                                         of CMS Generation                                         1989-1995

Preston D. Hopper                 48    Senior Vice President, Controller and Chief
                                         Accounting Officer of CMS Energy                          1996-Present
                                        Senior Vice President and Chief Accounting
                                         Officer of Enterprises                                    1997-Present
                                        Vice President, Controller and Chief Accounting
                                         Officer of CMS Energy                                     1992-1996
                                        Senior Vice President and Controller of
                                         Enterprises                                               1996-1997
                                        Vice President and Controller of Enterprises               1992-1996

Rodney E. Boulanger               58    Senior Vice President of Enterprises                       1996-Present
                                        President and Chief Executive Officer of CMS
                                         Generation                                                1995-Present

William J. Haener                 57    Senior Vice President of Enterprises                       1998-Present
                                        President and Chief Executive Officer of CMS
                                         Gas Transmission                                          1994-Present

Bradley W. Fischer                49    President and Chief Executive Officer of CMS
                                         Oil and Gas Company                                       1998-Present
                                        Vice President of CMS Oil and Gas Company                  1997-1998

Paul A. Elbert                    49    Executive Vice President of Consumers and President
                                         and Chief Executive Officer - Gas Business Unit           1997-Present
                                        Executive Vice President of Consumers and
                                         Chief Operating Officer - Gas Business Unit               1994-1997
                                        Senior Vice President of Consumers                         1991-1994





Name                              Age              Position                                            Period
----                              ---              --------                                            ------
David W. Joos                     45    Executive Vice President of Consumers and
                                         President and Chief Executive Officer -
                                         Electric Business Unit                                    1997-Present
                                        Executive Vice President of Consumers and
                                         Chief Operating Officer - Electric Business Unit          1994-1997
                                        Senior Vice President of Consumers                         1994-1994
                                        Vice President of Consumers                                1990-1994

David A. Mikelonis                50    Senior Vice President and General Counsel of
                                         Consumers                                                 1988-Present

Robert A. Fenech                  51    Senior Vice President of Consumers                         1997-Present
                                        Vice President of Consumers                                1994-1997

Dennis DaPra*                     56    Vice President and Controller of Consumers                 1991-Present


*Mr. DaPra is an executive officer of Consumers but not of CMS Energy. All other individuals are executive officers of both CMS Energy and Consumers.

The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of each of CMS Energy and Consumers (scheduled to be held on May 28, 1999).

There are no family relationships among executive officers and directors of CMS Energy and Consumers.

                               ITEM 2. PROPERTIES.


CHARACTER OF OWNERSHIP

The principal properties of CMS Energy, Consumers and their subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. The statements under this item as to ownership of properties are made without regard to tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances, and other outstanding rights. None of these outstanding rights impairs the usefulness of such properties.

Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. Substantially all properties of the subsidiaries of CMS Generation that own interests in operating plants are subject to liens of creditors of the respective subsidiaries. Properties of certain Consumers, CMS Gas Transmission and CMS Oil and Gas subsidiaries are also subject to liens of creditors of the respective subsidiaries.


CONSUMERS ELECTRIC UTILITY PROPERTIES

At December 31, 1998, Consumers' electric generating system consists of five fossil-fueled plant sites, one nuclear plant, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants.




                                                             1998 Summer Net             1998 Net
                                                              Demonstrated               Generation
                                        Size and Year          Capability               (Thousands
Name and Location (Michigan)          Entering Service         (Kilowatts)                of kWhs)
----------------------------------------------------------------------------------------------------
COAL GENERATION
  J H Campbell - West Olive        3 Units, 1962-1980           1,346,100(a)              8,716,040
  D E Karn - Essexville            2 Units, 1959-1961             515,000                 2,956,590
  B C Cobb - Muskegon              2 Units, 1956-1957             300,000                 2,167,278
  J R Whiting - Erie               3 Units, 1952-1953             310,000                 1,905,584
  J C Weadock - Essexville         2 Units, 1955-1958             310,000                 2,213,428
                                                                -----------------------------------

Total coal generation                                           2,781,100                17,958,920
                                                                -----------------------------------
OIL/GAS GENERATION
  D E Karn - Essexville            2 Units, 1975-1977           1,276,000                   760,716
                                                                -----------------------------------

LUDINGTON PUMPED STORAGE           6 Units, 1973                  954,700(b)               (479,583)(c)
                                                                -----------------------------------
NUCLEAR GENERATION
  Palisades - South Haven          1 Unit, 1971                   760,000                 5,363,942
                                                                -----------------------------------
GAS/OIL COMBUSTION TURBINE
 GENERATION                        7 Plants, 1966-1971            345,000                    60,917
                                                                -----------------------------------

HYDRO GENERATION                   13 Plants, 1907-1949            73,500                   395,250
                                                                -----------------------------------
Total owned generation                                          6,190,300                24,060,162
                                                                                         ==========
PURCHASED AND INTERCHANGE POWER CAPACITY                        1,821,900(d)
                                                                ---------
Total                                                           8,012,200

----------------------------------------------------------------------------------------------------

(a) Represents Consumers' share of the capacity of the Campbell Plant Unit 3, net of 6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b) Represents Consumers' share of the capacity of Ludington. Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant, and the capacity of the plant is shared accordingly.

(c) Represents Consumers' share of net pumped storage generation. This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(d) Includes 1,240 MW of purchased contract capacity from the MCV Facility.

Consumers owns 8,630 miles of electric transmission lines operating at up to 345 kilovolts, owns 59,471 miles of electric distribution lines and owns substations having an aggregate transformer capacity of 39,022.14 kilovoltamperes.


CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 23,392 miles of distribution mains and 1,165 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates six compressor stations with a total of 115,400 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate storage capacity of 221.3 bcf.


Field Name                          Location                           Storage Capacity (bcf)
--------------------------------------------------------------------------------------------

Overisel                            Allegan and Ottawa Counties                  62.0
Salem                               Allegan and Ottawa Counties                  35.0
Ira                                 St Clair County                               6.8
Lenox                               Macomb County                                 3.5
Ray                                 Macomb County                                64.5
Northville                          Oakland, Washtenaw and Wayne Counties        12.1
Puttygut                            St Clair County                              14.6
Four Corner                         St Clair County                               3.8
Swan Creek                          St Clair County                                .6
Hessen                              St Clair County                              17.0
Lyon - 34                           Oakland County                                1.4
--------------------------------------------------------------------------------------------

Michigan Gas Storage owns and operates two compressor stations with a total of 46,600 installed horsepower. Its transmission system consists of 530 miles of pipelines within the Lower Peninsula of Michigan.

Michigan Gas Storage's gas storage fields, listed below, have an aggregate certified storage capacity of 109.5 bcf.

                                                                         Total Certified
Field Name                          Location                          Storage Capacity (bcf)
-------------------------------------------------------------------------------------------
Winterfield                         Osceola and Clare Counties                  72.3
Cranberry Lake                      Clare and Missaukee Counties                28.2
Riverside                           Missaukee County                             9.0
-------------------------------------------------------------------------------------------

In April 1998, Consumers sold gas properties related to the Marysville Gas Reforming Plant, located in Marysville, Michigan. In addition, Huron Hydrocarbons, Inc., which is a wholly-owned subsidiary of Consumers, sold its ownership in St. Clair Underground Storage. These facilities were sold to an affiliate of Consumers, CMS Gas Transmission and Storage Company. The effective date of the sale was January 1, 1998.

CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

Net oil and gas production by CMS Oil and Gas for the years 1996 through 1998 is shown in the following table.


                                               1998              1997             1996
---------------------------------------------------------------------------------------
Oil and condensate (Mbbls) (a)                7,307             6,564            4,921
Natural gas (MMcf) (a)                       26,495            27,157           29,371
Plant products (Mbbls) (a)                      413               321              240
Average daily production (b)
  Oil (Mbbls)                                  23.8              20.5             16.7
  Gas (MMcf)                                   89.3              89.1             97.9

Reserves to annual production ratio
  Oil (MMbbls)                                 11.5              14.3             16.2
  Gas (bcf)                                    21.3              11.9             11.0
---------------------------------------------------------------------------------------

(a) Revenue interest to CMS Oil and Gas
(b) CMS Oil and Gas working interest (includes CMS Oil and Gas' share of royalties)

The following table shows CMS Oil and Gas' undeveloped net acres of oil and gas leasehold interests.


December 31                                                                         1998                    1997
-----------------------------------------------------------------------------------------------------------------
Michigan                                                                         113,912                 138,903
Wyoming                                                                          137,098                       -
Texas (including offshore acreage)                                                18,657                   9,557
Montana                                                                          107,242                       -
Indiana                                                                           10,293                  28,839
Ohio                                                                               9,394                   9,671
Louisiana (including offshore acreage)                                             4,155                   4,424
North Dakota                                                                         575                   2,587
Other states                                                                           8                      55
                                                                               ---------------------------------

Total domestic                                                                   401,334                 194,036
                                                                               ---------------------------------

Venezuela                                                                        339,521                 339,521
Colombia                                                                         294,157                 294,330
Cameroon                                                                         187,636                 187,636
Equatorial Guinea                                                                117,366                 113,806
Cote d'Ivoire                                                                     89,868                       -
Ecuador                                                                           66,430                  66,430
Tunisia                                                                           64,761                  67,193
Congo                                                                             17,364                  17,364
                                                                               ---------------------------------

Total international                                                            1,177,103               1,086,280
                                                                               ---------------------------------

Total net acres                                                                1,578,437               1,280,316
----------------------------------------------------------------------------------------------------------------

The following table shows CMS Oil and Gas' estimated proved reserves of oil and gas for the years 1996 through 1998.


                                              Total Worldwide           United States             International
-------------------------------------------------------------------------------------------------------------------
                                              Oil        Gas            Oil        Gas            Oil        Gas
                                           (MMbbls)     (bcf)        (MMbbls)     (bcf)        (MMbbls)     (bcf)
-------------------------------------------------------------------------------------------------------------------

PROVED DEVELOPED AND
UNDEVELOPED RESERVES
December 31, 1995                             74.4      283.9          1.9        273.2          72.5       10.7
  Revisions and other changes                  2.7        6.8          1.5            -           1.2        6.8
  Extensions and discoveries                   4.9       64.6            -         32.6           4.9       32.0
  Acquisitions of reserves                     0.2        1.0            -          1.0           0.2          -
  Sales of reserves                           (0.6)      (3.7)        (0.6)        (3.7)            -          -
  Production                                  (5.2)     (29.4)        (1.0)       (29.4)         (4.2)         -
                                              ------------------------------------------------------------------

December 31, 1996                             76.4      323.2          1.8        273.7          74.6       49.5
  Revisions and other changes                 10.6        6.4          0.2         (7.2)         10.4       13.6
  Extensions and discoveries                   9.9       26.3          0.3         14.6           9.6       11.7
  Acquisitions of reserves                     8.3          -            -            -           8.3          -
  Sales of reserves                              -       (6.5)           -         (6.5)            -          -
  Production                                  (6.9)     (27.2)        (0.7)       (26.5)         (6.2)      (0.7)
                                              ------------------------------------------------------------------

December 31, 1997                             98.3      322.2          1.6        248.1          96.7       74.1
  Revisions and other changes                 (8.2)     (27.4)         0.5        (28.8)         (8.7)       1.4
  Extensions and discoveries                   3.3      278.3            -          7.4           3.3      270.9
  Acquisitions of reserves                     2.9       17.4            -            -           2.9       17.4
  Sales of reserves                              -          -            -            -             -          -
  Production                                  (7.7)     (26.5)        (0.7)       (24.6)         (7.0)      (1.9)
                                              ------------------------------------------------------------------

December 31, 1998                             88.6      564.0          1.4        202.1          87.2      361.9
-------------------------------------------------------------------------------------------------------------------
ESTIMATED PROVED DEVELOPED RESERVES (a)

December 31, 1995                             37.5      254.2          1.8        254.2          35.7          -
December 31, 1996                             39.2      270.0          1.8        270.0          37.4          -
December 31, 1997                             45.3      267.8          1.7        238.2          43.6       29.6
December 31, 1998                             50.6      448.8          1.4        197.8          49.2      251.0
-------------------------------------------------------------------------------------------------------------------



EQUITY INTEREST IN ESTIMATED
PROVED RESERVES OF COMECO
PETROLEUM, INC. (YEMEN)

December 31, 1995                              2.8          -            -            -           2.8          -
December 31, 1996                              3.2          -            -            -           3.2          -
December 31, 1997                                -          -            -            -             -          -
December 31, 1998                                -          -            -            -             -          -
-------------------------------------------------------------------------------------------------------------------

(a) The government license in Venezuela is an oil service contract whereby CMS Oil and Gas is paid a fee per barrel for oil discovered, lifted, and delivered to Maraven S.A., a subsidiary of Petroleos de Venezuela S.A.. Additionally, CMS Oil and Gas receives a fee for reimbursement of certain capital expenditures. The volumes presented represent actual production with respect to which CMS Oil and Gas is paid a per barrel fee.


CONSUMERS OTHER PROPERTIES

CMS Midland owns a 49 percent interest in the MCV Partnership, which was formed to construct and operate the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent.

Consumers owns fee title to 1,140 acres of land in the City and Township of Midland, Midland County, Michigan, occupied by the MCV Facility. The land is leased to the owners of the MCV Facility by five separate leases, each leasing an undivided interest and in the aggregate totaling 100 percent, for an initial term ending December 31, 2035 with possible renewal terms to June 15, 2090.

Consumers owns or leases three principal general office buildings in Jackson, Michigan and 53 field offices at various locations in Michigan's Lower Peninsula. Of these, two general office buildings and 15 field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.

For information on capital expenditures, see ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 10 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CMS ENERGY OTHER PROPERTIES

CMS Generation has ownership interests in certain facilities such as Loy Yang, Jorf Lasfar and El Chocon. The Loy Yang assets are owned in fee, but are subject to the security interests of its creditors. The Jorf Lasfar facility is held pursuant to a right of possession agreement with the Moroccan state owned Office National de l'Electricite. The El Chocon facility is held pursuant to a 30-year possession agreement.

CMS Gas Transmission has ownership interests in 367 miles of pipelines in Michigan. Additionally, CMS Gas Transmission owns a 25 percent general partnership interest in TGN, which owns and operates 3,115 miles of pipeline that provides natural gas transmission service to the northern and central parts of Argentina. CMS Gas Transmission also owns a 260-mile pipeline in western Australia, which includes 30 bcf of proved natural gas reserves with two gas production licenses and an associated gas storage facility in pre-operational testing.

In May 1998, CMS Gas Transmission initiated construction of a 2,500 metric tons per day methanol plant in Equatorial Guinea in west Africa. The plant will utilize approximately 115 mmcfd of residue gas from the CMS Oil and Gas facilities nearby.

In October 1998, CMS Gas Transmission acquired Continental Natural Gas, Inc. and Heritage Gas Services, L.L.C. Based in Oklahoma, these companies operate approximately 4,000 miles of gas gathering lines and thirteen processing plants.

In December 1998, CMS Gas Transmission acquired a 45 percent interest in the 860 mile Goldfields Gas Transmission Pipeline, which transports natural gas to the mining regions of western Australia.

CMS Gas Transmission also has ownership interests in other facilities, including a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes, gas gathering systems and processing plants, and an enhanced oil recovery project which involves flooding depleted oil reservoirs with carbon dioxide.

CMS Electric and Gas owns two electric distribution facilities in South America. Empresa Distribuidora de Electricidad de Entre Rios S.A. serves approximately 223,000 customers in the province of Entre Rios, Argentina. Sistema Electrico Nueva Esparta C.A. serves more than 90,000 customers on Margarita Island, Venezuela.

CMS Energy, through certain subsidiaries; owns a 50 percent interest in Bay Harbor Company, L.L.C., a development in Emmet County, Michigan, owns 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan; and owns 53 acres of undeveloped land in Muskegon County, Michigan.

The following table shows interests in independent power plants at December 31, 1998.


          Location                                          Ownership Interest (%)          Gross Capacity (MW)
---------------------------------------------------------------------------------------------------------------
CMS GENERATION
  Wood-Fueled
          Domestic                                                     50.0                          175

  Fossil-Fueled
          Domestic                                               8.8 - 80.0                          410
          International
            Andhra Pradesh, India                                      25.3                          235
            Mendoza Province, Argentina                                92.6                          540
            Port of Jorf Lasfar, Morocco                               50.0                          660
            State of Victoria, Australia                               49.6                        2,000
            Other                                              25.3 - 100.0                          386

  Scrap Tire-Fueled
          Domestic                                                     50.0                           31

  Hydro Generation
          Domestic                                               1.0 - 55.5                           98
          International
            Limay River, Argentina                                     17.2                        1,320

CMS MIDLAND

  Fossil-Fueled
          Midland, Michigan                                            49.0(a)                     1,370
===============================================================================================================

(a) See the previous section - CONSUMERS OTHER PROPERTIES - for more information.

For information on capital expenditures, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - CAPITAL RESOURCES AND LIQUIDITY AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ITEM 3. LEGAL PROCEEDINGS


CMS Energy, Consumers and some of their subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the combined ITEM 1. BUSINESS - CMS ENERGY AND CONSUMERS REGULATION, as well as to each of CMS Energy's and Consumers' ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

CMS ENERGY

EXEMPTION UNDER PUHCA: CMS Energy is exempt from registration under PUHCA. In December 1991, the Attorney General and the Michigan Municipal Cooperative Group filed a request with the SEC for the revocation of CMS Energy's exemption. In January 1992, CMS Energy responded to the revocation request affirming its position that it is entitled to the exemption and vigorously contesting the revocation request and believes it will maintain the exemption. In April 1992, the MPSC filed a statement with the SEC that recommended that the SEC impose certain conditions on CMS Energy's exemption. There has been no action taken by the SEC on this matter.

In January 1999, a bill was introduced in the United States Senate that would repeal PUHCA. The bill was reported out of the Senate Committee on Banking, Housing and Urban Affairs on February 11, 1999. A similar bill was introduced in the House of Representatives in February 1999.

INDEPENDENT POWER PRODUCTION PROJECT LITIGATION: In August 1995, William R. Williams and two of his corporations, Altresco Philippines, Inc. and WRW Corporation (formerly Altresco International, Inc.), filed a lawsuit against CMS Generation in the United States District Court for the District of Colorado, in connection with a project to be developed in Bantangas, Philippines by Luzon Power Associates, Inc. in which CMS Generation owned 50 percent. The complaint alleged breach of a confidentiality agreement, breach of fiduciary duty, intentional interference with a contract, breach of implied covenant of good faith and fair dealing, and unfair competition. The claims primarily relate to CMS Generation's alleged violation of a restrictive covenant in a confidentiality agreement. The plaintiffs had claimed direct damages of approximately $85 million and indirect damages in a like amount from loss of future business, plus punitive damages, interest, and attorney's fees. Altresco Philippines, Inc. also initiated a related arbitration proceeding under the auspices of the International Chamber of Commerce ("ICC"), International Court of Arbitration. The arbitration was completed in June 1998, and a decision was issued in September 1998. The parties entered into a settlement agreement in February 1999 resolving all remaining claims relating to the litigation. On March 3, 1999, the court entered an Order granting a Stipulation and Motion for Dismissal with Prejudice. The total award of damages in this litigation did not have a material adverse effect on CMS Energy's financial position, liquidity or results of operation.

FTC CONSENT AGREEMENT: In March 1999, CMS Energy signed a consent agreement with the FTC to settle the FTC's investigation of CMS Energy's acquisition of the Panhandle Companies and to terminate the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the consent agreement, CMS Energy agreed that Consumers would receive natural gas tendered for delivery at all material interconnections with pipelines (other than those of the Panhandle Companies and other pipelines affiliated with CMS Energy) up to design capacity of the interconnections, except as the capacity may be reduced for maintenance or force majeure. If it does not provide service at the agreed capacity, Consumers agrees to provide gas on Consumers' side of the interconnection and accept delayed repayment in kind. The FTC accepted the consent agreement on March 18, 1999, and this permitted the acquisition to close on March 29, 1999. The requirements in the proposed FTC order are consistent with Consumers' previous practices, and the MPSC has approved new tariffs to reflect the proposed order. The FTC has published the proposed order and after a 60 day period for public comments, the order will be entered unless the FTC should withdraw its acceptance of the consent agreement, in which event the FTC may take such action as it may consider appropriate.

CONSUMERS

ANTITRUST LITIGATION: In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against Consumers in the United States District Court for the Eastern District of Michigan. The suit alleges antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and are subject to the jurisdiction of the MPSC. On November 21, 1997, Consumers filed a motion for summary judgment and/or dismissal of the complaint. The court has not yet ruled on Consumers' motion to dismiss. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

CONSUMERS' JOINT LAWSUIT AGAINST DOE: Under the Nuclear Waste Policy Act of 1982, the DOE was required to begin accepting deliveries of spent nuclear fuel from commercial operators by January 31, 1998 for disposal, even if a permanent storage repository was not then operational. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in the United States Court of Appeals for the District of Columbia Circuit. In November 1997, the United States Court of Appeals decided that the contract between DOE and the utilities provided a potentially adequate remedy if the DOE failed to fulfill its obligations by January 31, 1998. Further litigation brought by Consumers and others in 1998 is intended to produce specific monetary relief for DOE's failure to comply with its obligation to take delivery of spent nuclear fuel. In January 1999, federal legislation was reintroduced in the House of Representatives to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Similar legislation is expected to be reintroduced in the Senate.

CMS ENERGY AND CONSUMERS

ENVIRONMENTAL MATTERS: CMS Energy, Consumers and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See
ITEM 1. BUSINESS - CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE; ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS.


CMS ENERGY

None in the fourth quarter of 1998 for CMS Energy.


CONSUMERS

None in the fourth quarter of 1998 for Consumers.

                                     PART II

          ITEM 5. MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS.

CMS ENERGY

Market prices for CMS Energy's Common Stock and related security holder matters are contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION, which is incorporated by reference herein. At February 28, 1999, the number of registered shareholders totaled 65,775 for CMS Energy Common Stock and 5,065 for Class G Common Stock.

CONSUMERS

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In February, May, August and November 1998, Consumers paid $80 million, $49 million, $44 million and $68 million in cash dividends, respectively, on its common stock. In May, August, November and December 1997, Consumers paid $70 million, $43 million, $57 million and $48 million in cash dividends, respectively, on its common stock.


                        ITEM 6. SELECTED FINANCIAL DATA.

CMS ENERGY

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S SELECTED FINANCIAL INFORMATION which is incorporated by reference herein.

CONSUMERS

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' SELECTED FINANCIAL INFORMATION which is incorporated by reference herein.


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CMS ENERGY

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.

CONSUMERS

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS - MARKET RISK INFORMATION which is incorporated by reference herein.

CONSUMERS ENERGY

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OTHER MATTERS - MARKET RISK INFORMATION which is incorporated by reference herein.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS ENERGY                                                                Page

Selected Financial Information.........................................    39
Management's Discussion and Analysis...................................    41
Consolidated Statements of Income......................................    55
Consolidated Statements of Cash Flows..................................    56
Consolidated Balance Sheets............................................    57
Consolidated Statements of Preferred Stock.............................    59
Consolidated Statements of Common Stockholders' Equity.................    60
Notes to Consolidated Financial Statements.............................    61
Report of Independent Public Accountants...............................    95
Quarterly Financial and Common Stock Information.......................    96


CONSUMERS                                                                 Page

Selected Financial Information.........................................     98
Management's Discussion and Analysis...................................     99
Consolidated Statements of Income......................................    109
Consolidated Statements of Cash Flows..................................    110
Consolidated Balance Sheets............................................    111
Consolidated Statements of Long-Term Debt..............................    113
Consolidated Statements of Preferred Stock.............................    114
Consolidated Statements of Common Stockholder's Equity.................    115
Notes to Consolidated Financial Statements.............................    116
Report of Independent Public Accountants...............................    138
Quarterly Financial Information........................................    139

[CMS ENERGY LOGO]









                            1998 FINANCIAL STATEMENTS

SELECTED FINANCIAL INFORMATION

                                                                                           CMS ENERGY CORPORATION

                                                            1998        1997        1996         1995        1994
-----------------------------------------------------------------------------------------------------------------

Operating revenue (in millions)                   ($)      5,141       4,781       4,324        3,890       3,614

Consolidated net income (in millions)             ($)        285         244         224          195         177

Average common shares outstanding
 (in thousands)
   CMS Energy                                            102,446      96,144      92,462       88,810      85,888
   Class G                                                 8,333       8,015       7,727        7,511           -

Earnings per average common share
   CMS Energy - Basic                             ($)       2.65        2.39        2.27         2.16        2.07
              - Diluted                           ($)       2.62        2.37        2.26         2.16        2.06
   Class G    - Basic and Diluted                 ($)       1.56        1.84        1.82          .38           -


Cash from operations (in millions)                ($)        516         624         647          640         603

Capital expenditures, excludes capital
 lease additions and DSM (in millions)            ($)      1,295         678         643          508         575

Total assets (in millions)                        ($)     11,310       9,508       8,363        7,909       7,159

Long-term debt, excluding current
 maturities (in millions)                         ($)      4,726       3,272       2,842        2,906       2,709

Non-current portion of capital
 leases (in millions)                             ($)        105          75         103          106         108

Total preferred stock (in millions)               ($)        238         238         356          356         356

Total Trust Preferred Securities (in millions)    ($)        393         393         100            -           -

Cash dividends declared per common share
   CMS Energy                                     ($)       1.26        1.14        1.02          .90         .78
   Class G                                        ($)       1.27        1.21        1.15          .56           -

Market price of common stock at year-end
   CMS Energy                                     ($)    48-7/16     44-1/16      33-5/8       29-7/8      22-7/8
   Class G                                        ($)     25-1/4      27-1/8      18-3/8       18-7/8           -

Book value per common share at year-end
   CMS Energy                                     ($)      19.61       16.84       15.24        13.51       11.16
   Class G                                        ($)      11.46       10.91       11.38        10.60           -

Return on average common equity                   (%)       14.2        14.7        15.7         17.1        19.8

Return on assets                                  (%)        5.5         5.6         5.4          5.2         5.0

Number of employees at year-end
 (full-time equivalents)                                   9,710       9,682       9,712       10,105       9,972
-----------------------------------------------------------------------------------------------------------------

                                                                                           CMS ENERGY CORPORATION

                                                            1998        1997        1996         1995        1994
-----------------------------------------------------------------------------------------------------------------
ELECTRIC UTILITY STATISTICS

  Sales (billions of kWh)                                   40.0        37.9        37.1         35.5        34.5

  Customers (in thousands)                                 1,640       1,617       1,594        1,570       1,547

  Average sales rate per kWh                 (cents)        6.50        6.57        6.55         6.36        6.29

GAS UTILITY STATISTICS

  Sales and transportation deliveries (bcf)                  360         420         448          404         409

  Customers (in thousands) (a)                             1,558       1,533       1,504        1,476       1,448

  Average sales rate per mcf                      ($)       4.56        4.44        4.45         4.42        4.48

INTERNATIONAL ENERGY-RELATED STATISTICS

  CMS Energy's share of unconsolidated
   independent power production
   revenue (in millions)                          ($)        761         621         493          497         385

  Independent power production
   sales (millions of kWh)                                19,017      13,126       7,823        7,422       6,216

  CMS Energy's share of unconsolidated
   natural gas transmission, storage and
   processing revenue (in millions)               ($)         67          51          42           26           7

  CMS Energy's share of unconsolidated
   marketing, services and trading
   revenue                                        ($)        291         202           -            -           -

  Gas managed and marketed for end users (bcf)               366         243         108          101          66

EXPLORATION AND PRODUCTION STATISTICS

  Sales (net equiv. MMbbls)                                 12.1        11.4        10.1          9.0         5.6

  Proved reserves (net equiv. MMbbls)                      182.6       152.0       133.5        124.5       108.0

  Proved reserves added (net equiv. MMbbls) (b)             42.7        29.8        18.7         25.6        29.0

  Finding cost per net equiv. barrel (b)          ($)       3.35        2.38        2.94         5.06        5.92
-----------------------------------------------------------------------------------------------------------------

(a) Excludes off-system transportation customers.
(b) Certain prior year amounts were restated for comparative purposes.

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CMS Energy Corporation (CMS Energy) is the parent holding company of Consumers Energy Company (Consumers) and CMS Enterprises Company (Enterprises). Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy. Enterprises is engaged in several domestic and international energy-related businesses including: acquisition, development and operation of independent power production facilities; oil and gas exploration and production; transmission, storage and processing of natural gas; energy marketing, services and trading; and international energy distribution.

This Annual Report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statements include a statement of the assumptions underlying forward-looking statements, CMS Energy cautions that, while such assumptions are believed to be reasonable and are made in good faith, assumed results almost always vary from actual results and differences between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this Management's Discussion and Analysis. More specific risk factors are contained in various public filings made by CMS Energy with the Securities and Exchange Commission (SEC). This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                                                           In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1998(a)        1997         Change
-----------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                     $  285         $  244         $   41
Net Income Attributable to Common Stocks:
   CMS Energy                                                                  272            229             43
   Class G                                                                      13             15             (2)
Earnings Per Average Common Share:
   CMS Energy
      Basic                                                                   2.65           2.39            .26
      Diluted                                                                 2.62           2.37            .25
   Class G
      Basic and Diluted                                                       1.56           1.84           (.28)
=================================================================================================================

(a) Includes the cumulative effect of an accounting change for property taxes which increased net income by $43 million or $.40 per share - basic and diluted
- for one of two classes of common stock of CMS Energy, par value $.01 per share (CMS Energy Common Stock) and $12 million or $.36 per share - basic and diluted
- for one of two classes of common stock of CMS Energy, no par value (Class G Common Stock).

The increase in consolidated net income for 1998 over 1997 resulted from increased earnings from the electric utility; independent power production; natural gas transmission, storage and processing; and marketing, services and trading businesses. Partially offsetting these increases were lower earnings from the gas utility, exploration and production and international energy distribution businesses, the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the power purchase agreement between Consumers and the Midland Cogeneration Venture Limited Partnership (MCV Partnership), and higher interest expense.

The increase in consolidated net income for 1997 over 1996 resulted from increased income from the electric utility; independent power production; and natural gas transmission, storage and processing businesses. Partially offsetting these increases were lower incomes from the gas utility and exploration and production businesses coupled with higher interest expense.

For further information, see the individual results of operations for each CMS Energy business segment in this Management's Discussion and Analysis.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                         1998 vs 1997                  1997 vs 1996
----------------------------------------------------------------------------------------------------------------
Deliveries (including special contract discounts)                            $  40                         $   5
Lower power supply cost per kWh                                                 20                             -
Rate increases and other non-commodity revenue                                  (4)                           11
Operation and maintenance                                                       (3)                           24
General taxes, depreciation and other                                          (10)                          (19)
                                                                               ---------------------------------

Total increase (decrease) in pretax operating income                         $  43                         $  21
================================================================================================================

ELECTRIC DELIVERIES: Total electric deliveries in 1998 were 40 billion kilowatt-hours (kWh), an increase of 6 percent over 1997. The increase is primarily attributable to an increase in sales between utility systems and a 3 percent increase in deliveries to ultimate customers. Total electric deliveries in 1997 were 38 billion kWh, an increase of 2 percent over 1996 deliveries. The increase in 1997 was the result of continued economic growth in Michigan and a 1 percent increase in deliveries to ultimate customers, primarily within the industrial class.

POWER SUPPLY COSTS: Cost increases in both 1998 and 1997 over the prior periods reflect increased power purchases from outside sources to meet increased sales demand. In addition, the 1998 cost increase reflects higher internal kWh generation to meet the increased demand for electricity. The following table quantifies the changes in electric power costs:

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Years Ended December 31               1998         1997        Change           1997         1996       Change
--------------------------------------------------------------------------------------------------------------
                                    $1,175       $1,139           $36         $1,139       $1,087          $52
==============================================================================================================

Consumers purchased $5 million of energy options to ensure a reliable source of capacity during the summer months of 1998. As a result of weather conditions and fluctuations in the price of electricity, some options were sold totaling $11 million during June, July, and August 1998. All of the remaining options have expired. The costs relating to the expired options and income receive from the sale of options were reflected as purchased power costs.

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties are: i) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Comprehensive Environmental Response, Compensation and Liability Act; ii) capital expenditures for compliance with the federal Clean Air Act, as amended (Clean Air Act); iii) suits by two independent power producers alleging antitrust violations and economic losses due to special electric contracts signed by Consumers; iv) cost recovery relating to the natural gas-fueled, combined-cycle cogeneration facility (MCV Facility) and nuclear plant investments and an experimental direct-access program; v) electric industry restructuring; vi) implementation of a frozen power supply cost recovery and initiatives to be undertaken to reduce exposure to high energy prices; vii) after-tax cash underrecoveries associated with power purchases from the MCV Partnership; and viii) Big Rock Point nuclear power plant decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades nuclear power plant (Palisades). For detailed information about these trends or uncertainties see Note 3, "Uncertainties," incorporated by reference herein.


CONSUMERS GAS GROUP RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                               1998 vs 1997                 1997 vs 1996
---------------------------------------------------------------------------------------------------------------------
Sales                                                                              $ (36)                     $   (13)
Reduced gas cost per thousand cubic feet                                              19                            -
Gas wholesale and retail services activities                                           1                           (9)
Operation and maintenance                                                             (1)                          24
General taxes, depreciation and other                                                (10)                          (7)
                                                                                     --------------------------------
Total increase (decrease) in pretax operating income                               $ (27)                     $    (5)
=====================================================================================================================

GAS DELIVERIES: System deliveries in 1998, including miscellaneous transportation, totaled 360 billion cubic feet (bcf), a decrease of 60 bcf or 14 percent compared to 1997. The decreased deliveries for 1998 compared to 1997 reflect warmer temperatures in 1998. System deliveries in 1997, including miscellaneous transportation, totaled 420 bcf, a decrease of 28 bcf or 6 percent compared to 1996. The decreased deliveries for 1997 compared to 1996 reflect warmer temperatures in 1997 and the loss of an extra day for the 1996 leap year.

COST OF GAS SOLD: The cost decrease for 1998 was the result of decreased sales and decreased gas prices. The cost decrease for 1997 also was the result of decreased sales and lower gas prices.

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
Years Ended December 31                         1998         1997       Change         1997         1996       Change
---------------------------------------------------------------------------------------------------------------------
                                                $564         $694        $(130)        $694         $750         $(56)
=====================================================================================================================

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: i) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities;
ii) a statewide experimental gas transportation program; and iii) implementation of a frozen gas cost recovery and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 3, "Uncertainties," incorporated by reference herein.


INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1998 increased $48 million (50 percent) from the comparable period in 1997. This increase primarily reflects increased operating income from international plant earnings and fees, a $26 million gain on the sale of two biomass project power purchase agreements, and a $9 million gain on the sale of two biomass plants, partially offset by higher net operating expenses and a scheduled reduction in the industry expertise service fee income earned in connection with the 2,000 megawatt (MW) brown coal-fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia (Loy Yang). Pretax operating income for 1997 increased $28 million (41 percent) from 1996, primarily reflecting increased international earnings, higher electricity sales by the MCV Facility, and the industry expertise service fee income earned in connection with Loy Yang in 1997. These increases were partially offset by the absence of certain 1996 nonrecurring gains, including the gain on the sale of a power purchase agreement.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1998 decreased $20 million (77 percent) from the comparable period in 1997. This decrease is the result of lower oil prices and a gain in the prior period from the sale of CMS Oil and Gas Company's (CMS Oil and Gas) (formerly CMS NOMECO Oil & Gas Co.) entire interest in oil and gas properties in Yemen, partially offset by increased oil production, decreased exploration expenses, and decreased depreciation, depletion and amortization expenses. Pretax operating income for 1997 decreased $7 million (21 percent) from 1996 as a result of lower oil and gas prices, decreased gas production and higher operating expenses. The decrease is partially offset by a gain on the sale of the entire interest in oil and gas properties in Yemen and 33 percent higher oil production.

CMS Oil and Gas changed its method of accounting, effective January 1, 1998, for oil and gas operations from the full cost method to the successful efforts method. CMS Oil and Gas believes that the successful efforts method will minimize asset write-offs caused by periodic price swings, which may not be representative of overall or long-term markets, and will allow its results of operations to be more easily compared to other oil and gas companies. Nitrotec Corporation (Nitrotec), in which CMS Gas Transmission and Storage Company (CMS Gas Transmission) has an equity investment, also elected to convert effective January 1, 1998 from the full cost method of accounting to the successful efforts method of accounting. All prior period financial statements presented have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS Oil and Gas and $15 million for CMS Gas Transmission, primarily attributable to a decrease in CMS Oil and Gas' net plant and property and deferred tax liability of $270 million and $95 million, respectively, and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1998 increased $6 million (22 percent) from the comparable period in 1997. The increase primarily reflects a gain on the sale of Petal Gas Storage Company, a gain on the sale of Australian gas reserves, and lower operating expenses, partially offset by a decrease in earnings from international operations. Pretax operating income for 1997 increased $10 million (59 percent) from 1996. The increase primarily reflects income attributable to an Australian pipeline acquired in 1997, higher income from domestic and international operations, a larger restated loss from Nitrotec in 1996 subsequent to converting to the successful efforts method of accounting, and a gain on the sale of a portion of the Crescent and Ames gas gathering systems and processing plant in Oklahoma. These increases were partially offset by the 1996 gain resulting from the dissolution of the Moss Bluff Gas Storage Systems and Grand Lacs Limited Partnerships.


MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1998 increased $9 million from the comparable period in 1997. This increase is the result of improved margins on electricity and gas sales combined with increased electric and gas sales volumes, partially offset by additional operating costs relating to growth objectives. Pretax operating income for 1997 decreased $7 million from the 1996 period. The decrease is a result of substantially higher than expected natural gas prices that severely restricted CMS Marketing, Services and Trading Company's ability to achieve positive margins on fixed price sales, and higher than expected start-up costs. Electric marketing volumes reached 6.9 million MW for the year ended December 31, 1998 compared to 900,000 MW for the comparable period in 1997. Gas managed and marketed for end users totaled 366 bcf, 243 bcf and 108 bcf for the years ended December 31, 1998, 1997 and 1996, respectively.

MARKET RISK INFORMATION

CMS Energy is exposed to market risk including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Derivative instruments including, but not limited to, futures contracts, swaps, options and forward contracts may be used to manage these exposures. Derivatives are principally used to hedge market risks.

Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) and oil swaps to manage commodity price risk. They also use forward exchange contracts to hedge certain receivables, payables and long-term debt relating to foreign investments. Management also uses equity investments in which CMS Energy or its subsidiaries hold less than a 20 percent interest. These commodity, financial and equity instruments do not expose CMS Energy to material market risk.

During 1998, derivative trading activities were immaterial. Management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $4.7 billion at December 31, 1998 with a fair value of $4.7 billion. The fair value of CMS Energy's financial derivative instruments at December 31, 1998, with a notional amount of $579 million, was $15 million, representing the amount that CMS Energy would have paid to terminate these agreements on December 31, 1998.

SENSITIVITY ANALYSIS: In accordance with SEC disclosure requirements, CMS Energy performed a sensitivity analysis. The analysis assesses the potential loss in fair value, cash flows and earnings based upon hypothetical increases and decreases in market interest rates. A hypothetical 10 percent adverse shift in market rates in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 1998. Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined in the sensitivity analysis could occur if market rates or prices exceed the 10 percent shift used for the analysis. The analysis assumes that the maximum exposure associated with purchased options is limited to premiums paid. The analysis assumes that the CMS Energy Trust Preferred Securities are not converted into CMS Energy Common Stock. If the conversion occurred, the $173 million of CMS Energy Trust Preferred Securities would be discharged through the issuance of
4.2 million shares of CMS Energy Common Stock. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

For a discussion of accounting policies related to derivative transactions, see
Note 8.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of operating cash is dividends and distributions from subsidiaries. In 1998, Consumers paid $241 million in common dividends. In December 1998, CMS Energy contributed $100 million of paid-in capital to Consumers. During 1998, Enterprises paid common dividends and other distributions of $122 million to CMS Energy. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $516 million and $624 million for 1998 and 1997, respectively. The $108 million decrease resulted from cash outflows related to increases in accounts receivable from and advances to affiliates, partially offset by an increase in consolidated net income. CMS Energy uses its operating cash primarily to expand its international businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $1.634 billion and $1.551 billion for 1998 and 1997, respectively. The increase of $83 million primarily reflects increased capital expenditures for acquisitions, partially offset by decreased investments in partnerships and unconsolidated subsidiaries (1997 included an approximately $500 million investment in Loy Yang). CMS Energy's 1998 expenditures for its utility and international businesses were $429 million and $1.271 billion, respectively, compared to $371 million and $1.148 billion, respectively, during 1997.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $1.150 billion and $938 million for 1998 and 1997, respectively. The increase of $212 million in net cash provided by financing activities resulted from an increase of $848 million in the issuance of new securities (see table below), partially offset by increases in the retirement of bonds and other long-term debt ($140 million) and the repayment of bank loans ($545 million).

                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
--------------------------------------------------------------------------------------------------------------------
CMS ENERGY
GTNs
   Series D                          (1)          (1)         6.8%(1)       $   122   General corporate purposes
   Series E                          (1)          (1)         6.9%(1)            34   General corporate purposes

Extendible Tenor Rate
  Adjusted Securities (2)       January         2005          7.0%              180   Pay down borrowings

Common Stock                   November          N/A        4.5 shares          208   General corporate purposes
                                                                            -------

                                                                                544
CONSUMERS
Senior Notes (3)               February         2008        6.375%              250   Pay down First Mortgage
                                                                                      Bonds and general corporate
                                                                                      purposes

Senior Notes (3)                  March         2018        6.875%              225   Pay down First Mortgage
                                                                                      Bonds and borrowings
                                                                                      under credit facilities


Senior Notes (3)                    May         2008          6.2%(4)           250   Pay down First Mortgage
                                                                                      Bonds, long-term bank
                                                                                      debt and general corporate
                                                                                      purposes

Senior Notes (3)                   June         2018          6.5%(5)           200   Pay down First Mortgage
                                                                                      Bonds and general corporate
                                                                                      purposes


Long-Term Bank Debt                 May    2001-2003         6.05%(6)           225   Pay down long-term bank
                                                                                      debt


Senior Notes (3)                October         2028          6.5%              150   Pay down long-term bank
                                                                                      debt and general corporate
                                                                                      purposes
                                                                            -------
Total                                                                       $ 1,844
====================================================================================================================

(1) CMS Energy General Term Notes(R) (GTNs) are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.
(2) May be extended for an additional seven years.
(3) The Senior Notes are secured by Consumers' First Mortgage
    Bonds issued contemporaneously in a similar amount.

(4) The interest rate may be reset in May 2003.
(5) The interest rate will be reset in June 2005.
(6) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

In 1998, CMS Energy paid $129 million in cash dividends to holders of CMS Energy Common Stock and $11 million in cash dividends to holders of Class G Common Stock. In January 1999, the Board of Directors of CMS Energy declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, payable in February 1999.

In August 1998, CMS Energy filed a shelf registration statement for the issuance of $400 million of GTNs Series E.

In December 1998, CMS Energy filed two shelf registration statements for the issuance of $1.5 billion of CMS Energy Common Stock and $400 million of senior and subordinated debt securities.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

OTHER INVESTING AND FINANCING MATTERS: At December 31, 1998, the book value per share of CMS Energy Common Stock and Class G Common Stock was $19.61 and $11.46, respectively.

In January 1998, a Delaware statutory business trust established by CMS Energy sold $180 million of certificates due January 15, 2005 in a public offering. In exchange for those proceeds, CMS Energy sold to the trust $180 million aggregate principal amount of 7 percent Extendible Tenor Rate Adjusted Securities due January 15, 2005, which may be extended for an additional seven years. Net proceeds to CMS Energy from the sale totaled $176 million.

As of December 31, 1998, CMS Energy had an aggregate $2.3 billion in securities registered for future issuance, including securities to be issued to permanently finance the acquisition, as described below, of Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Pan Gas Storage Company, Panhandle Storage Company and Trunkline LNG Company (Panhandle Companies). CMS Energy also has $725 million senior credit facilities (Senior Credit Facilities), unsecured lines of credit and letters of credit as sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information, see "Short-Term Financings" and "Capitalization" in Notes 4 and 6, respectively, incorporated by reference herein.

CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $216 million. These credit facilities are available to finance working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1998, the total amount utilized under the Senior Credit Facilities was $725 million, including $57 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $147 million.

Consumers has Federal Energy Regulatory Commission (FERC) authorization to issue securities and guarantees. Consumers has a credit facility, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures as of December 31, 1998. For detailed information, see "Short-Term Financings" and "Capitalization" in Notes 4 and 6, respectively, incorporated by reference herein.

CMS Energy and its subsidiaries must redeem or retire $762 million of long-term debt over the three-year period ending December 2001. In addition, at December 31, 1998, Consumers had a recorded liability to the U.S. Department of Energy
(DOE) of $117 million, which Consumers must pay upon the first delivery of spent nuclear fuel to the DOE. Current federal law originally scheduled delivery of the fuel to occur in 1998; for additional information, see "Nuclear Fuel Cost" in Note 2.

On November 2, 1998, CMS Energy announced an agreement to acquire the Panhandle Companies from Duke Energy Corporation for a cash payment of $1.9 billion and existing Panhandle Companies debt of $300 million. The transaction was completed in March 1999, and will be accounted for under the purchase method of accounting.

The acquisition of the Panhandle Companies initially was financed in part with bridge loan facilities negotiated with domestic banks and in part with approximately $800 million of debt securities issued by the Panhandle Companies. CMS Energy expects to permanently finance the acquisition with existing arrangements as well as the sale of approximately $600 million of CMS Energy Common Stock and other CMS Energy securities.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $6.8 billion over the next three years. These estimates are prepared for planning purposes and are subject to revision. This total includes approximately $2.2 billion for the acquisition of the Panhandle Companies as described above. A substantial portion of the remaining capital expenditures is expected to be satisfied by cash from operations. Nevertheless, CMS Energy will continue to evaluate capital markets in 1999 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1999              2000               2001
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                   $  380            $  385             $  385
Consumers gas operations (a)                                               123               125                120
Independent power production                                               724               435                224
Oil and gas exploration and production                                     135               165                165
Natural gas transmission and storage                                     2,412(c)            225                143
International energy distribution                                          359               100                126
Marketing, services and trading                                              5                15                 12
Other                                                                       10                 -                  -
                                                                        -------------------------------------------

                                                                        $4,148            $1,450             $1,175
===================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 3.

(c) Includes approximately $2.2 billion for the acquisition of the Panhandle Companies.

CMS Energy currently plans investments from 1999 to 2001: i) for oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; ii) for independent power production operations to pursue acquisitions and development of electric generating plants in the United States, Latin America, Asia, Australia, the Pacific Rim region, North Africa and the Middle East; iii) to continue development of nonutility natural gas storage, gathering and pipeline operations of CMS Gas Transmission, both domestic and international; iv) to acquire, develop and expand international energy distribution businesses; and v) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.


OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and internationally, CMS Energy has positioned itself to be a leading international diversified energy company acquiring, developing and operating energy facilities and providing energy services in major world growth markets. CMS Energy provides a complete range of international energy expertise from energy production to consumption.

INTERNATIONAL OPERATIONS OUTLOOK

CMS Energy will continue to grow internationally by investing in multiple projects in several countries as well as by developing synergistic projects across its lines of business. CMS Energy believes these integrated projects will create more opportunities and greater value than individual investments. Also, CMS Energy will achieve this growth through strategic partnering where appropriate.

CMS Energy seeks to minimize operational and financial risks when operating internationally by working with local partners, utilizing multilateral financing institutions, procuring political risk insurance and hedging foreign currency exposure where appropriate.

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of 2.4 percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and its regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

RESTRUCTURING: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The Michigan Public Service Commission (MPSC) has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC final rules issued on April 24, 1996 (Orders 888 and 889), as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and The Detroit Edison Company (Detroit Edison) disagree on the effect of the orders on the Michigan Electric Power

Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

For material changes relating to the restructuring of the electric utility industry, see "Consumers' Electric Utility Rate Matters - Electric Restructuring" in Note 3, incorporated by reference herein.

ELECTRIC APPLICATION OF SFAS 71: Consumers applies utility accounting standard, Statement of Financial Accounting Standards (SFAS) 71. At December 31, 1998, Consumers believed that the generation segment of its business was still subject to cost-based rate regulation due to legislative and regulatory uncertainty about the status of Consumers' continuing obligation to provide generation service to customers. Subsequent to year-end, Consumers received MPSC electric restructuring orders which among other things identified the terms and timing for implementing electric restructuring in Michigan. Consumers anticipates that it will discontinue application of SFAS 71 for the generation segment of its business in the first quarter of 1999 as Consumers is now preparing to implement electric customer direct access. According to current accounting standards, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. A February 1998 MPSC order allows Consumers to fully recover its costs incurred by utilities in order to serve their customers in a regulated monopoly environment (Transition Costs). At December 31, 1998, Consumers had $259 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property.

CONSUMERS GAS GROUP OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information, regarding restructuring of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage Company (Consumers Gas Group) see "Uncertainties - Consumers Gas Group Matters - Gas Restructuring" in
Note 3, incorporated by reference herein.

OTHER: Effective January 1, 1999, Consumers was allowed to solicit Michigan Consolidated Gas Company (MichCon) and SEMCO Energy Gas Company customers due to a three-year experimental program ordered by the MPSC allowing customers a choice of gas suppliers. As of February 8, 1999, Consumers has signed up 650 of MichCon's customers and 300 of SEMCO Energy Gas Company's customers.

OTHER MATTERS

NEW ACCOUNTING RULES

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. These statements will be effective in 1999. CMS Energy does not expect the application of these standards to materially affect its financial position, liquidity, or results of operations. Also in 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective in 2000, and the Emerging Issues Task Force published Issue 98-10, Accounting for Energy Trading and Risk Management Activities which will be effective in 1999. CMS Energy is currently studying these new standards and has not yet quantified the impacts of adopting SFAS 133 or Issue 98-10 on its financial statements and has not determined the timing of or method of adoption. However, SFAS 133 and Issue 98-10 will increase volatility in earnings and other comprehensive income.

YEAR 2000 COMPUTER MODIFICATIONS

CMS Energy uses software and related technologies throughout its domestic and international businesses that the year 2000 date change could affect and, if uncorrected, could cause CMS Energy to, among other things, delay issuance of bills or reports, issue inaccurate bills, report inaccurate data, incur generating plant outages, or create energy delivery uncertainties. In 1995, CMS Energy established a Year 2000 Program to ensure the continued operation of its businesses at the turn of the century. CMS Energy's efforts included dividing the programs requiring modification between critical and noncritical programs. A formal methodology was established to identify critical business functions and risk scenarios, to correct problems identified, to develop test plans and expected results, and to test the corrections made. CMS Energy's Year 2000 Program involves an aggressive, comprehensive four-phase approach, including impact analysis, remediation, compliance review, and monitoring/contingency planning.

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediated technology. A mainframe test environment was established in 1997 and a test environment for network servers and stand-alone personal computers was established in mid-1998. All essential corporate business systems have been, or will be, tested in these test environments. The compliance review phase includes the assembling of compliance documentation for each technology component as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that year 2000 problems are not reintroduced into remediated technology, as well as the development of contingency plans to address reasonably likely risk scenarios.

STATE OF READINESS: CMS Energy is managing traditional information technology
(IT), which consists of essential business systems such as payroll, billing and purchasing; and infrastructure, including mainframe, wide area network, local area networks, personal computers, radios and telephone systems. CMS Energy is also managing process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems.

Essential goods and services for CMS Energy are electric fuel supply, gas fuel supply, independent electric power supplies, facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. CMS Energy is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of CMS Energy's Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of December 31, 1998, is as follows:

                                                                                                Monitoring/
                                         Impact                               Compliance       Contingency
                                        Analysis            Remediation        Review           Planning
------------------------------------------------------------------------------------------------------------
                                       (a)     (b)         (a)    (b)         (a)  (b)        (a)    (b)
Electric utility                       3/98   100%         6/99   78%        6/99  66%        6/99   50%
Gas utility                            3/98   100%         6/99   73%        6/99  38%        6/99   10%
Independent power production           1/99    66%         9/99   44%        9/99  30%        9/99   10%
Oil and gas                            1/99    97%         9/99   80%        9/99  20%        9/99   20%
Natural gas transmission               1/99    50%         9/99   75%        9/99  25%        9/99    5%
Marketing, services and trading        1/99    77%         9/99   50%        9/99  50%        9/99   10%
Essential goods and services           6/99    56%                N/A              N/A               (c)
============================================================================================================

(a) Target date for completion.
(b) Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each segment presented.

COST OF REMEDIATION: CMS Energy expenses spending for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is approximately $30 million. Costs incurred through December 31, 1998 were approximately $16 million. CMS Energy's annual Year 2000 Program costs have represented approximately 2 percent to 10 percent of CMS Energy's annual IT budget through 1998 and are expected to represent approximately 25 percent of CMS Energy's annual IT budget in 1999. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of CMS Energy resources to the year 2000 issue has not deferred any material IT projects which could have a material adverse affect on CMS Energy's financial position, liquidity or results of operations.

RISK ASSESSMENT: CMS Energy considers the most reasonably likely worst-case scenarios to be: i) a lack of communications to dispatch crews to electric or gas emergencies; ii) a lack of communications to generating units to balance electrical load; iii) power shortages due to the lack of stability of the electric grid; and iv) a failure of fuel suppliers to deliver fuel to generating facilities. These scenarios could result in CMS Energy not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits, as well as legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.

CONTINGENCY PLANS: Contingency planning efforts are currently underway for all business systems and providers of essential goods and services. Extensive contingency plans are already in place in many locations and are currently being revised for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers already has arrangements with multiple vendors of similar goods and services so that in the event that one cannot meet its commitments, others may be able to. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing and are being revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with third parties to minimize risk to electric generation, transmission and distribution systems.

EXPECTATIONS: CMS Energy does not expect that the cost of these modifications will materially affect its financial position, liquidity, or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially.

Because of the integrated nature of CMS Energy's business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, CMS Energy may be indirectly affected by year 2000 compliance complications. At this time, CMS Energy is unable to anticipate the magnitude of the operational or financial impact of year 2000 issues on CMS Energy.

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the U.S. dollar and each of the Australian dollar and Brazilian real. From January 1, 1998 through December 31, 1998, the change in the foreign currency translation adjustment totaled $40 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not materially adversely affect CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar and the Brazilian real. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $736 million at December 31, 1998, which includes $450 million and $250 million for Australian and Brazilian foreign exchange contracts, respectively. Subsequent to December 31, 1998, the fair value of the Brazilian foreign exchange contracts increased significantly, as the Brazilian real weakened against the U.S. dollar.


FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward- looking statements that involve risk and uncertainty. These statements are necessarily based upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve operating synergies and revenue enhancements; international, national, regional and local economic, competitive and regulatory conditions and developments; capital and financial market conditions, including currency exchange controls and interest rates; weather conditions; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption, expropriation or interruption of facilities or operations due to accidents or political events; nuclear power and other technological developments; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of CMS Energy. Accordingly, while CMS Energy believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by CMS Energy with the SEC.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                               CMS ENERGY CORPORATION

                                                                                In Millions, Except Per Share Amounts
Years Ended December 31                                                                  1998        1997        1996
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE        Electric utility                                              $2,606      $2,515      $2,446
                         Gas utility                                                    1,051       1,204       1,282
                         Independent power production                                     277         168         140
                         Natural gas transmission, storage and processing                 160          96          53
                         Oil and gas exploration and production                            63          93         130
                         Marketing, services and trading                                  939         692         258
                         Other                                                             45          13          15
                                                                                    ---------------------------------
                                                                                        5,141       4,781       4,324
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES       Operation
                           Fuel for electric generation                                   359         319         312
                           Purchased power - related parties                              573         599         589
                           Purchased and interchange power                                584         265         202
                           Cost of gas sold                                             1,212       1,311         997
                           Other                                                          763         719         742
                                                                                    ---------------------------------
                                                                                        3,491       3,213       2,842
                         Maintenance                                                      176         174         178
                         Depreciation, depletion and amortization                         484         467         427
                         General taxes                                                    215         211         201
                                                                                    ---------------------------------
                                                                                        4,366       4,065       3,648
---------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING         Electric utility                                                 475         432         411
INCOME (LOSS)            Gas utility                                                      126         153         158
                         Independent power production                                     144          96          68
                         Natural gas transmission, storage and processing                  33          27          17
                         Oil and gas exploration and production                             6          26          33
                         Marketing, services and trading                                    4          (5)          2
                         Other                                                            (13)        (13)        (13)
                                                                                    ---------------------------------
                                                                                          775         716         676
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME             Loss on MCV power purchases                                      (37)          -           -
(DEDUCTIONS)             Accretion income                                                   6           8          10
                         Accretion expense                                                (16)        (17)        (22)
                         Other, net                                                         1          (3)          1
                                                                                    ---------------------------------
                                                                                          (46)        (12)        (11)
---------------------------------------------------------------------------------------------------------------------
FIXED CHARGES            Interest on long-term debt                                       318         273         230
                         Other interest                                                    47          49          43
                         Capitalized interest                                             (29)        (13)         (5)
                         Preferred dividends                                               19          25          28
                         Trust Preferred Securities distributions                          32          18           8
                                                                                    ---------------------------------
                                                                                          387         352         304
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                342         352         361

INCOME TAXES                                                                              100         108         137
                                                                                    ---------------------------------

CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        242         244         224

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY TAXES, NET OF $23 TAX               43           -           -
                                                                                    ---------------------------------

CONSOLIDATED NET INCOME                                                                $  285      $  244     $   224
=====================================================================================================================
NET INCOME ATTRIBUTABLE TO COMMON STOCKS         CMS ENERGY                            $  272      $  229     $   210
                                                 CLASS G                               $   13      $   15     $    14
=====================================================================================================================
BASIC EARNINGS PER AVERAGE COMMON SHARE          CMS ENERGY                            $ 2.65      $ 2.39     $  2.27
                                                 CLASS G                               $ 1.56      $ 1.84     $  1.82
=====================================================================================================================
DILUTED EARNINGS PER AVERAGE COMMON SHARE        CMS ENERGY                            $ 2.62      $ 2.37     $  2.26
                                                 CLASS G                               $ 1.56      $ 1.84     $  1.82
=====================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE              CMS ENERGY                            $ 1.26      $ 1.14     $  1.02
                                                 CLASS G                               $ 1.27      $ 1.21     $  1.15
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     CMS ENERGY CORPORATION

                                                                                                     In Millions
Years Ended December 31                                                                     1998        1997         1996
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Consolidated net income                                             $   285     $   244       $  224
OPERATING ACTIVITIES     Adjustments to reconcile net income to net cash
                         provided by operating activities
                           Depreciation, depletion and amortization (includes nuclear
                            decommissioning of $51, $50 and $49, respectively)                484         467          427
                           Deferred income taxes and investment tax credit                     54          24           45
                           Capital lease and debt discount amortization                        51          44           41
                           Loss on MCV power purchases                                         37           -            -
                           Accretion expense                                                   16          17           22
                           Accretion income - abandoned Midland project                        (6)         (8)         (10)
                           Undistributed earnings of related parties                          (95)        (58)         (55)
                           Cumulative effect of accounting change for property taxes          (66)          -            -
                           MCV power purchases                                                (64)        (62)         (63)
                           Other                                                                6          (9)          27
                           Changes in other assets and liabilities                           (186)        (35)         (11)
                                                                                          --------------------------------

                           Net cash provided by operating activities                          516         624          647
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Capital expenditures (excludes capital lease additions of
INVESTING ACTIVITIES   $60, $11 and $31, respectively and DSM)                             (1,295)       (678)        (643)
                      Investments in partnerships and unconsolidated subsidiaries            (345)       (830)        (163)
                      Cost to retire property, net                                            (83)        (46)         (31)
                      Other                                                                    32         (46)         (47)
                      Acquisition of companies, net of cash acquired                            -           -          (20)
                      Proceeds from sale of property                                           57          49           79
                                                                                          --------------------------------

                           Net cash used in investing activities                           (1,634)     (1,551)        (825)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Proceeds from bank loans, notes and bonds                             2,348       1,214          433
FINANCING ACTIVITIES  Issuance of Common Stock                                                269         224           95
                      Proceeds from Trust Preferred Securities                                  -         286           97
                      Retirement of bonds and other long-term debt                           (661)       (521)         (37)
                      Repayment of bank loans                                                (574)        (29)        (256)
                      Payment of Common Stock dividends                                      (140)       (119)        (103)
                      Increase (decrease) in notes payable, net                               (53)         49           (8)
                      Payment of capital lease obligations                                    (36)        (44)         (40)
                      Retirement of Common Stock                                               (3)         (2)          (1)
                      Retirement of preferred stock                                             -        (120)           -
                                                                                          --------------------------------

                           Net cash provided by financing activities                        1,150         938          180
 -------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                            32          11            2

                      Cash and temporary cash investments
                           Beginning of year                                                   69          58           56
                                                                                          --------------------------------

                           End of year                                                    $   101     $    69       $   58
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                                                                            CMS ENERGY CORPORATION

ASSETS                                                                                                 In Millions

December 31                                                                             1998                  1997
------------------------------------------------------------------------------------------------------------------

PLANT AND PROPERTY       Electric                                                    $ 6,720               $ 6,491
(AT COST)                Gas                                                           2,701                 2,528
                         Oil and gas properties (successful efforts method)              670                   545
                         Independent power production                                    518                   122
                         Other                                                           373                    46
                                                                                   -------------------------------
                                                                                      10,982                 9,732
                         Less accumulated depreciation, depletion
                          and amortization                                             5,213                 4,849
                                                                                    ------------------------------
                                                                                       5,769                 4,883
                         Construction work-in-progress                                   271                   261
                                                                                   -------------------------------

                                                                                       6,040                 5,144
------------------------------------------------------------------------------------------------------------------

INVESTMENTS              Independent power production                                    888                   792
                         Natural gas transmission, storage and processing                494                   241
                         International energy distribution                               209                   255
                         First Midland Limited Partnership                               240                   242
                         Midland Cogeneration Venture Limited Partnership                209                   171
                         Other                                                            33                    45
                                                                                  --------------------------------

                                                                                       2,073                 1,746
------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS           Cash and temporary cash investments at cost, which
                          approximates market                                            101                    69
                         Accounts receivable and accrued revenue, less allowances
                          of $13 in 1998 and $7 in 1997                                  720                   495
                         Inventories at average cost
                           Gas in underground storage                                    219                   197
                           Materials and supplies                                         99                    87
                           Generating plant fuel stock                                    43                    35
                         Deferred income taxes                                             -                    38
                         Prepayments and other                                           225                   235
                                                                                   -------------------------------

                                                                                       1,407                 1,156
------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS       Nuclear decommissioning trust funds                             557                   486
                         Postretirement benefits                                         373                   404
                         Abandoned Midland project                                        71                    93
                         Other                                                           789                   479
                                                                                   -------------------------------

                                                                                       1,790                 1,462
                                                                                    ------------------------------

TOTAL ASSETS                                                                         $11,310               $ 9,508
==================================================================================================================

                                                                                            CMS ENERGY CORPORATION

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                               In Millions

December 31                                                                             1998                  1997
------------------------------------------------------------------------------------------------------------------
CAPITALIZATION           Common stockholders' equity                                 $ 2,216               $ 1,787
                         Preferred stock of subsidiary                                   238                   238
                         Company-obligated mandatorily redeemable
                          Trust Preferred Securities of:
                           Consumers Power Company Financing I (a)                       100                   100
                           Consumers Energy Company Financing II (a)                     120                   120
                         Company-obligated convertible Trust Preferred Securities of
                           CMS Energy Trust I (b)                                        173                   173
                         Long-term debt                                                4,726                 3,272
                         Non-current portion of capital leases                           105                    75
                                                                                   -------------------------------

                                                                                       7,678                 5,765
------------------------------------------------------------------------------------------------------------------



CURRENT LIABILITIES      Current portion of long-term debt and capital leases            293                   643
                         Notes payable                                                   328                   382
                         Accounts payable                                                501                   398
                         Accrued taxes                                                   272                   272
                         Accounts payable - related parties                               79                    80
                         Accrued interest                                                 65                    51
                         Power purchases                                                  47                    47
                         Accrued refunds                                                  11                    12
                         Other                                                           214                   190
                                                                                   -------------------------------

                                                                                       1,810                 2,075
------------------------------------------------------------------------------------------------------------------



NON-CURRENT LIABILITIES  Deferred income taxes                                           649                   648
                         Postretirement benefits                                         489                   514
                         Deferred investment tax credit                                  135                   151
                         Power purchases                                                 121                   133
                         Regulatory liabilities for income taxes, net                     87                    54
                         Other                                                           341                   168
                                                                                   -------------------------------

                                                                                       1,822                 1,668
                                                                                    ------------------------------


                Commitments and Contingencies (Notes 2, 3 and 13)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                       $11,310               $ 9,508
==================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. For further discussion, see Note 6 to the Consolidated Financial Statements.

(b) As described in Note 6, the primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated debentures due 2027 from CMS Energy.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK                CMS ENERGY CORPORATION


                                                        Optional
                                                      Redemption             Number of Shares          In Millions
December 31                                 Series         Price             1998        1997        1998     1997
------------------------------------------------------------------------------------------------------------------

CONSUMERS' PREFERRED STOCK
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption            $4.16       $103.25           68,451      68,451        $  7     $  7
                                              4.50        110.00          373,148     373,148          37       37

CONSUMERS' CLASS A PREFERRED STOCK
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption             2.08         25.00 (a)    8,000,000   8,000,000         194      194
                                                                                                     -------------

TOTAL PREFERRED STOCK                                                                                $238     $238
==================================================================================================================

(a)  Redeemable beginning April 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY    CMS ENERGY CORPORATION


                                           Number of Shares, In Thousands                             In Millions
Years Ended December 31                      1998        1997        1996           1998        1997         1996
-----------------------------------------------------------------------------------------------------------------

COMMON STOCK
  At beginning and end of period                                                  $    1      $    1       $    1
-----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL - CMS ENERGY
  At beginning of period                  100,792      94,813      91,594          2,131       1,916        1,827
  Common Stock reacquired                     (72)        (54)        (32)            (3)         (2)          (1)
  Common Stock issued                       7,383       6,031       3,248            324         217           90
  Common Stock reissued                         1           2           3              -           -            -
                                      ---------------------------------------------------------------------------

    At end of period                      108,104     100,792      94,813          2,452       2,131        1,916
-----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL - CLASS G
  At beginning of period                    8,219       7,877       7,619            136         129          124
  Common Stock reacquired                      (1)         (1)          -              -           -            -
  Common Stock issued                         235         343         258              6           7            5
                                       --------------------------------------------------------------------------

    At end of period                        8,453       8,219       7,877            142         136          129
-----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                                              (6)          (6)         (8)
  Change in unrealized investment-
    gain (loss) (a)                                                                   (3)           -           2
                                                                               ----------------------------------

    At end of period                                                                  (9)          (6)         (6)
-----------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                             (96)           -           -
  Change in foreign currency translation (a)                                         (40)         (96)
                                                                               ----------------------------------

    At end of period                                                                (136)         (96)          -
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                            (379)       (504)        (625)
  Consolidated net income (a)                                                        285         244          224
  Common Stock dividends declared:
    CMS Energy                                                                      (129)       (109)         (94)
    Class G                                                                          (11)        (10)          (9)
                                                                               ----------------------------------

    At end of period                                                                (234)       (379)        (504)
                                                                               ----------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                 $2,216      $1,787       $1,536
=================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
     Revaluation capital
       Unrealized investment-gain (loss),
         net of tax of $2, $0 and
         $0, respectively                                                         $   (3)     $    -       $    2
     Foreign currency translation                                                    (40)        (96)           -
     Consolidated net income                                                         285         244          224
                                                                               ----------------------------------

Total Consolidated Comprehensive Income                                           $  242      $  148       $  226
                                                                               ==================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1:   CORPORATE STRUCTURE

CMS Energy Corporation (CMS Energy) is the parent holding company of Consumers Energy Company (Consumers) and CMS Enterprises Company (Enterprises). Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Enterprises is engaged in several domestic and international energy-related businesses including: acquisition, development and operation of independent power production facilities; oil and gas exploration and production; transmission, storage, and processing of natural gas; energy marketing, services and trading; and international energy distribution.

2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION: The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (more than 20 percent but less than a majority ownership interest) are accounted for by the equity method.

CHANGE IN METHOD OF ACCOUNTING FOR INVESTMENTS IN OIL AND GAS PROPERTIES: CMS Oil and Gas Company (CMS Oil and Gas ) (formerly CMS NOMECO Oil & Gas Co.) elected to convert, effective January 1, 1998, from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas believes this accounting change will more accurately present the results of its exploration and development activities and minimize asset write-offs caused by periodic price swings, which may not be representative of overall or long-term markets. In addition, the Financial Accounting Standards Board has stated a preference for the use of successful efforts accounting. Nitrotec Corporation (Nitrotec), in which CMS Gas Transmission and Storage Company (CMS Gas Transmission) has an equity investment, also elected to convert, effective January 1, 1998, from the full cost method of accounting to the successful efforts method of accounting. Accordingly, all prior period financial statements presented have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS Oil and Gas and $15 million for CMS Gas Transmission, primarily attributable to a decrease in CMS Oil and Gas' net plant and property and deferred tax liability of $270 million and $95 million, respectively, and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec.

CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income by $66 million, and earnings, net of tax, by $43 million or $.40 per share. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

ACCRETION INCOME AND EXPENSE: In 1991, the Michigan Public Service Commission
(MPSC) allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the Midland Cogeneration Venture Limited Partnership (MCV Partnership) (see Note 3). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. It records cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1998, 3.6 percent for 1997 and 3.5 percent for 1996. The composite rate for gas utility plant was 4.2 percent for 1998, 4.1 percent for 1997 and 4.2 percent for 1996. The composite rate for other plant and property was 7.4 percent for 1998,
8.2 percent for 1997 and 5.5 percent for 1996.

CMS Oil and Gas follows the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas capitalizes the costs of property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities when incurred. It expenses unsuccessful exploratory wells when they are determined to be non-productive. CMS Oil and Gas also charges to expense production costs, overhead, and all exploration costs other than exploratory drilling as incurred. Depreciation, depletion and amortization of proved oil and gas properties is determined on a field-by-field basis using the units-of-production method over the life of the remaining proved reserves.

Other nonutility depreciable property is amortized over its estimated useful life; gains and losses are recognized at the time of sale.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the U.S. Department of Energy (DOE) was to begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At December 31, 1998, Consumers had a recorded liability to the DOE of $117 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. A decision was issued by the court in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998 is intended to produce specific monetary relief for the DOE's failure to comply. In January 1999, federal legislation was reintroduced in the House of Representatives to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Similar legislation is expected to be reintroduced in the Senate.

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In 1996, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock Point nuclear power plant (Big Rock) and Palisades nuclear power plant (Palisades) to be $344 million and $599 million (in 1998 dollars), respectively. Consumers filed with the MPSC in March 1998 site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The revised estimated decommissioning costs for Big Rock and Palisades are $304 million and $541 million (in 1998 dollars), respectively. The decreases in cost from previous estimates are principally due to the Big Rock immediate dismantlement and reductions in decommissioning costs. Consumers has determined that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants and anticipates a new MPSC order in early 1999. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's Nuclear Regulatory Commission (NRC) operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $719 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 1998, Consumers had an investment in nuclear decommissioning trust funds of $376 million for Palisades and $181 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and may take five to ten years to return the site to its original condition. Consumers has spent $75 million for the decommissioning and withdrew $68 million from the Big Rock nuclear decommissioning trust fund.

RECLASSIFICATIONS: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

RELATED-PARTY TRANSACTIONS: In 1998, 1997 and 1996, Consumers purchased $51 million, $51 million and $50 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV

Partnership totaling $21 million, $21 million and $17 million for 1998, 1997 and 1996. For additional discussion of related-party transactions with the MCV Partnership and the First Midland Limited Partnership (FMLP), see Notes 3 and
18. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on a regulated utility accounting standard Statement of Financial Accounting Standards (SFAS) 71. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. SFAS 121 imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets will be recovered.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are being recovered through rates over periods of up to 14 years.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
December 31                                                                              1998               1997
----------------------------------------------------------------------------------------------------------------
Postretirement benefits (Note 12)                                                       $ 397              $ 429
Income taxes (Note 9)                                                                     148                172
Abandoned Midland project                                                                  71                 93
Manufactured gas plant sites (Note 3)                                                      48                 47
DSM - deferred costs                                                                       32                 46
Uranium enrichment facility                                                                20                 22
Other                                                                                      38                 28
                                                                                     ---------------------------

Total regulatory assets                                                                 $ 754              $ 837
================================================================================================================

Income taxes (Note 9)                                                                   $(235)             $(226)
DSM - deferred revenue                                                                    (24)               (24)

Total regulatory liabilities                                                            $(259)             $(250)
================================================================================================================

Consumers anticipates that it will discontinue application of SFAS 71 for the generation segment of its business in the first quarter of 1999 as Consumers is now preparing to implement electric customer direct access.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In 1998 CMS Energy implemented SFAS 130, Reporting Comprehensive Income, SFAS 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Equity adjustments related to unrealized investment gains and losses (net of tax) and foreign currency translation, along with consolidated net income, comprise comprehensive income. SFAS 131 and 132 require expanded disclosure concerning segments of an enterprise and pension and other postretirement benefits.

FOREIGN CURRENCY TRANSLATION: Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity.

For the year ended December 31, 1998, the change in the foreign currency translation adjustment totaled $40 million, net of after-tax hedging proceeds.

OTHER: For significant accounting policies regarding cash equivalents, see Note 16; for income taxes, see Note 9; for executive incentive compensation, see Note 11; and for pensions and other postretirement benefits, see Note 12.


3:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The federal Clean Air Act, as amended, (Clean Air Act) limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the Environmental Protection Agency (EPA) to periodically review the effectiveness of the national air quality standards in preventing adverse health effects, and in 1997 the EPA revised these standards. It is probable that the 1997 standards will result in further limitations on small particulate- related emissions.

In September 1998, based upon the 1997 standards, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, can anticipate a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan has one year to submit an implementation plan. The State of Michigan has filed a lawsuit objecting to the extent of the required emission reductions. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision. If a court were to order the EPA to adopt the State of Michigan's position, compliance costs could be less than the preliminary estimated amounts.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million, plus $10 million per year for operation and maintenance costs. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2003. Consumers may need an equivalent amount of capital expenditures and operation and maintenance costs to comply with the new small particulate standards.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Clean Air Act, Consumers incurred capital expenditures totaling $55 million to install equipment at certain generating units. Consumers estimates an additional $16 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At December 31, 1998, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and polychlorinated biphenyls. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs will constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.


ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). Consumers has filed a motion to dismiss and is awaiting a court ruling on this motion. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 megawatts (MW) of the natural gas-fueled, combined-cycle cogeneration facility (MCV Facility) capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by mid-January 1999 and Consumers expects the remaining amount to begin by the end of the first quarter of 1999.

In January 1998, the Michigan Court of Appeals (Court of Appeals) affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. No retail wheeling has yet occurred pursuant to that program. In October 1998, the Michigan Supreme Court issued an order granting Consumers' application for leave to appeal. A decision by the Michigan Supreme Court in this matter may be issued in mid-1999.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: i) recovery of costs incurred by utilities in order to serve their customers in a regulated monopoly environment of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism;
ii) commencement of the phase-in of direct access in 1998; iii) suspension of the power supply cost recovery (PSCR) clause as discussed below; and iv) all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a direct-access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing direct access to the MPSC. The primary issues addressed in the plan are: i) the implementation schedule; ii) the direct-access service options available to customers and suppliers; iii) the process and requirements for customers and others to obtain direct-access service; and iv) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer load to customers purchasing their power from other sources over the 1998-2001 period. Subsequent to year-end, Consumers received MPSC electric restructuring orders which generally supported Consumers' implementation plan. Accordingly, Consumers is now preparing to implement electric customer direct access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. CMS Energy cannot predict the outcome of electric restructuring on CMS Energy's financial position, liquidity, or results of operations.

In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to 1,240 MW of contract capacity and associated energy being purchased from the MCV Partnership. Subsequent to year-end, Consumers signed a tentative long-term power sales agreement with PECO Energy Company. This transaction is subject to obtaining satisfactory rate-making and accounting treatment and regulatory rulings. In an order issued in 1998, the MPSC delayed its consideration of the bidding process until a definitive agreement was signed (subject to review by the MPSC), but stated that Consumers' approach offers a legitimate way to utilize independent market forces to determine the above-market or stranded portion of Consumers' obligations under the Power Purchase Agreement (PPA) with the MCV Partnership. Consumers anticipates that its regulatory filing will be made with the MPSC for consideration by the end of the first quarter of 1999.

As a result of a 1998 MPSC order in connection with the electric restructuring program, Consumers' ability to recover certain costs pursuant to the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to Consumers' customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers is purchasing energy options and contracting to buy electricity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for a 16 percent to 21 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.


OTHER CONSUMERS' ELECTRIC UTILITY UNCERTAINTIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: i) CMS Midland Inc., a subsidiary of Consumers, owns a 49 percent general partnership interest in the MCV Partnership; and ii) CMS Midland Holdings Company, a subsidiary of Consumers, holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
December 31                                      1998                           1997                          1996
------------------------------------------------------------------------------------------------------------------
Pretax operating income                          $ 49                           $ 46                          $ 40
Income taxes and other                             15                             14                            11
------------------------------------------------------------------------------------------------------------------

Net income                                       $ 34                           $ 32                          $ 29
==================================================================================================================

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay a levelized average capacity charge, based on the MCV Facility's availability, of 3.77 cents per kilowatt-hour (kWh), a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level. This adjustment is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At December 31, 1998 and December 31, 1997, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $110 million and $117 million, respectively. At December 31, 1998, the undiscounted after-tax amount associated with this liability totaled $164 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level.

Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility was available 99.4 percent of the time in 1998, Consumers has an accumulated unrecovered after-tax shortfall of $10 million as of December 31, 1998. If the MCV Facility was to be available to generate electricity at the expected 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                         1999         2000         2001         2002          2003
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries, net of tax                $22          $21          $20          $19           $18
==================================================================================================================

If the MCV Facility operates at availability levels above management's estimate over the remainder of the PPA, Consumers will need to recognize additional losses for future underrecoveries. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management will continue to evaluate the adequacy of the contract loss liability considering actual MCV Facility operations and the potential sale of the PPA.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.


NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended the assessment process for all licensees in 1998.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks," for temporary on-site storage. As of December 31, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades and plans to load five additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to Nuclear Electric Insurance Limited; $88 million per occurrence, limited to a maximum installment payment of $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 1999 to 2004. Consumers enters into long-term contracts for approximately 50 - 75 percent of its annual coal requirements. In 1998 coal purchases totaled $246 million of which $161 million (60 percent of the tonnage requirement) was under long-term contract.
Consumers supplements its long-term contracts with spot-market purchases.

CONSUMERS GAS GROUP CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are undiscounted 1998 costs. As of December 31, 1998, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS GAS GROUP MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier in direct competition with Consumers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of December 31, 1998, more than 102,000 customers chose alternative gas suppliers, representing approximately 24.1 billion cubic feet
(bcf) of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program:
i) suspends Consumers' gas cost recovery clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per thousand cubic feet (mcf); ii) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and iii) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Michigan Attorney General, Association of Businesses Advocating Tariff Equity and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with gas price increases. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At December 31, 1998, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 15 percent of its 1999 requirements; 45 percent of its 2000 requirements; and 45 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

COMMITMENTS FOR GAS SUPPLIES: Consumers entered into gas supply contracts and transportation contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1999 to 2003. Consumers' 1998 gas requirements totaled 210 bcf at a cost of $565 million, 70 percent of which was under long-term contracts for one year or more. As of the end of 1998, Consumers had 85 percent of its 1999 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

OTHER UNCERTAINTIES

CMS GENERATION ENVIRONMENTAL MATTERS: CMS Generation Co. (CMS Generation) does not currently expect to incur significant capital costs, if any, at its power facilities to comply with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $4.148 billion for 1999, which includes approximately $2.2 billion for the acquisition of the Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Pan Gas Storage Company, Panhandle Storage Company and Trunkline LNG Company (Panhandle Companies), $1.450 billion for 2000, and $1.175 billion for 2001. For further information, see Capital Resources and Liquidity-Capital Expenditures in the Management's Discussion and Analysis.

OTHER: As of December 31, 1998, CMS Energy and Enterprises have guaranteed up to $433 million in contingent obligations of unconsolidated affiliates and related parties.

In addition to the matters disclosed in this note, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.


4:  SHORT-TERM FINANCINGS

At December 31, 1998, CMS Energy and a subsidiary had bridge loan facilities negotiated with domestic banks in an aggregate amount of $1.9 billion. These facilities were specifically available to finance CMS Energy's acquisition of the Panhandle Companies, and had a term of six months from the date of acquisition. These facilities had aggregate average commitment and usage fees of approximately 53 basis points on amounts committed and/or used.

At February 1, 1999, Consumers had Federal Energy Regulatory Commission (FERC) authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes respectively.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1998, a total of $215 million was outstanding at a weighted average interest rate of 5.8 percent, compared with $377 million outstanding at December 31, 1997, at a weighted average interest rate of 6.5 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1998 and 1997, receivables sold under the program totaled $306 million and $335 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


5: LONG-TERM DEBT


Long-term debt consists of the following:

                                                                                               In Millions
----------------------------------------------------------------------------------------------------------
December 31                          Maturing/Expiring          Interest Rate            1998         1997
----------------------------------------------------------------------------------------------------------
First Mortgage Bonds                      1998 to 2023            6.4% to 8.9%        $   628     $  1,255
Long-Term Bank Debt                               2003                    5.8%(a)         175          400
Senior Notes:
  CMS Energy                              2000 to 2004                    7.8%(a)         830          830


  Consumers                               2008 to 2028                    6.5%(a)       1,075            -
Extendible Tenor Rate
 Adjusted Securities (b)                          2005                    7.0%(a)         180            -
Senior Credit Facilities                          2002                    6.6%(a)         669          305
General Term Notes(R)
  Series A to E                           1999 to 2008                    7.5%(a)         625          509
Pollution Control Revenue Bonds           2000 to 2018                    5.2%(a)         131          131
Term Loan Agreement-
  CMS Generation                                  1998                    7.4%(a)           -           91
Revolving Line of Credit                          2003                    5.9%(a)         168          124
Nuclear Fuel Disposal                              (c)                    5.1%(a)         117          111
Bank Loans and Other                      1999 to 2014                    7.7%(a)         410          134
                                                                                   -----------------------

Principal Amount Outstanding                                                           5,008         3,890
Current Amounts                                                                         (258)         (609)
Net Unamortized Discount                                                                 (24)           (9)
                                                                                  ------------------------

Total Long-Term Debt                                                                 $ 4,726       $ 3,272
==========================================================================================================

(a) Represents the weighted average interest rate at December 31, 1998.
(b) May be extended for an additional seven years.
(c) Maturity date uncertain (see Note 2).

The scheduled maturities of long-term debt and improvement fund obligations are as follows: $258 million in 1999, $408 million in 2000, $96 million in 2001, $1.306 billion in 2002 and $592 million in 2003.

CMS ENERGY

CMS Energy has $725 million of senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility (Senior Credit Facilities). Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $216 million. At December 31, 1998, the total amount utilized under the Senior Credit Facilities was $725 million, including $57 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $147 million.

In January 1998, a Delaware statutory business trust established by CMS Energy sold $180 million of certificates due January 15, 2005 in a public offering. In exchange for those proceeds, CMS Energy sold to the trust $180 million aggregate principal amount of 7 percent Extendible Tenor Rate Adjusted Securities due January 15, 2005, which may be extended for an additional seven years. Net proceeds to CMS Energy from the sale totaled $176 million.

In August 1998, CMS Energy filed a shelf registration statement for the issuance of $400 million of General Term Notes (R) Series E.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

CONSUMERS

Consumers issued a total of $1.075 billion of senior notes throughout 1998 at varying interest rates between 6.2 percent and 6.875 percent, principal amounts between $150 million and $250 million, and maturities from 2008 to 2028. The senior notes are secured by Consumers First Mortgage Bonds issued contemporaneously in similar amounts and one series of senior notes also is secured by an insurance policy. Consumers also issued long-term bank debt of $225 million in May 1998, maturing in 2001 to 2003, at an initial interest rate of 6.05 percent. Proceeds from these issuances were used primarily to pay down $627 million of First Mortgage Bonds and $450 million of long-term bank debt, as well as for general corporate purposes.

Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

Consumers' long-term pollution control revenue bonds are secured by irrevocable letters of credit or First Mortgage Bonds, and an insurance policy.

CMS OIL AND GAS

CMS Oil and Gas has a $225 million revolving credit facility that converts to term loans maturing from March 1999 through March 2003.


6: CAPITALIZATION

CMS ENERGY

The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock, one of two classes of par value $.01 per share (CMS Energy Common Stock), 60 million shares of Class G Common Stock, one of two classes of no par value (Class G Common Stock), and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

In November 1998, CMS Energy sold 4.5 million new shares of CMS Energy Common Stock in a block trade. The net proceeds of approximately $208 million were used for general corporate purposes.

In December 1998, CMS Energy filed a shelf registration statement for the issuance of $1.5 billion of CMS Energy Common Stock, trust preferred securities and other securities which could be converted into CMS Energy Common Stock.

CMS Energy, through CMS Energy Trust I, a wholly owned business trust, sold 3.45 million units of 7.75 percent tax deductible Trust Preferred Securities. The primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent subordinated debentures issued by CMS Energy, which mature in 2027. These tax deductible Trust Preferred Securities are convertible into 4.2 million shares of CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share of CMS Energy Common Stock.

OTHER: Under its most restrictive borrowing arrangement at December 31, 1998, none of CMS Energy's consolidated net income was restricted for payment of common dividends. CMS Energy could pay $800 million in common dividends under its most restrictive debt covenant.

CONSUMERS

Consumers has 4 million shares of 8.36 percent Trust Preferred Securities which were sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. Consumers has 4.8 million shares of 8.2 percent Trust Preferred Securities which were sold through Consumers Energy Company Financing II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities.

Under the provisions of its Articles of Incorporation, Consumers had $300 million of unrestricted retained earnings available to pay common dividends at December 31, 1998. In January 1999, Consumers declared and paid a $97 million common dividend.


7:   EARNINGS PER SHARE AND DIVIDENDS

CMS Energy currently has two classes of common stock: CMS Energy Common Stock and Class G Common Stock (Common Stock). Earnings per share attributable to Common Stock for the years ended December 31, 1998, 1997 and 1996 include earnings of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage Company (Consumers Gas Group). The allocation of earnings attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the outstanding shares of Class G Common Stock (Outstanding Shares) are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for 1998, 1997 and 1996 are based on 25.5 percent, 24.5 percent, and 23.8 percent respectively, of the income of Consumers Gas Group.

COMPUTATION OF EARNINGS PER SHARE:

                                                                            In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------------
                                                                         1998              1997              1996
-----------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EARNINGS
  PER SHARE
   Consolidated Net Income                                             $  285             $ 244            $  224
   Net Income Attributable to Common Stocks:                           ==========================================
     CMS Energy - Basic Income                                           $272             $ 229            $  210
   Add conversion of 7.75% Trust
        Preferred Securities (net of tax)                                   9                 5                 -
                                                                       ------------------------------------------

 CMS Energy - Diluted Income                                           $  281             $ 234            $  210
 Class G:
     Basic and Diluted Income                                          $   13             $  15            $   14
                                                                       ==========================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EARNINGS PER SHARE
  CMS Energy:
     Average Shares - Basic                                             102.4              96.1              92.5
     Add conversion of 7.75% Trust
         Preferred Securities                                             4.3               2.3                 -
     Options-Treasury Shares                                              0.5               0.3               0.2
                                                                       -------------------------------------------

     Average Shares - Diluted                                           107.2              98.7              92.7
  Class G:
    Average Shares
      Basic and Diluted                                                   8.3               8.0               7.7
                                                                       ==========================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                                            $ 2.65             $2.39            $ 2.27
      Diluted                                                          $ 2.62             $2.37            $ 2.26
  Class G:
      Basic and Diluted                                                $ 1.56             $1.84            $ 1.82
=================================================================================================================


Holders of Class G Common Stock have no direct rights in the equity or assets of Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole. In the sole discretion of the CMS Energy Board of Directors (Board of Directors), CMS Energy may pay dividends exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. The Board of Directors has stated its intention to declare and pay dividends on the CMS Energy Common Stock based primarily on the earnings and financial condition of CMS Energy. Dividends on Class G Common Stock are paid at the discretion of the

Board of Directors based primarily upon the earnings and financial condition of Consumers Gas Group, and to a lesser extent, CMS Energy as a whole.

In February and May 1998, CMS Energy paid dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In August and November 1998, CMS Energy paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In January 1999, the Board of Directors declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, which were paid in February 1999.

8:   RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS

CMS Energy and its subsidiaries use a variety of derivative instruments (derivatives), including futures contracts, swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. To qualify for hedge accounting, derivatives must meet the following criteria: i) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and ii) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counter parties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counter parties. Nonperformance by counter parties is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

COMMODITY PRICE HEDGES: CMS Energy accounts for its commodity price derivatives as hedges, as defined above, and as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in i) the market value of the commodity price contracts and ii) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked to market and gains and losses would be recognized in the income statement currently.

Consumers has entered into and will enter into electric option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

CMS Oil and Gas has one arrangement which is used to fix the prices that CMS Oil and Gas will pay for gas supplied to the MCV Facility for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 million British thermal units (MMBtu) per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS Oil and Gas the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million.

At December 31, 1998, no letter of credit was posted by either party to the agreement. As of December 31, 1998, the fair value of this contract reflected payment due from CMS Oil and Gas of $14.5 million.

A subsidiary of CMS Gas Transmission uses natural gas future contracts and CMS Marketing, Services and Trading Company uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $579 million at December 31, 1998. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $736 million at December 31, 1998, which includes $450 million and $250 million for Australian and Brazilian foreign exchange contracts, respectively. Subsequent to December 31, 1998, the fair value of the Brazilian foreign exchange contracts increased significantly, as the Brazilian real weakened against the U.S. dollar.


9:   INCOME TAXES

CMS Energy and its subsidiaries file a consolidated federal income tax return. Income taxes are generally allocated based on each company's separate taxable income. CMS Energy and Consumers practice full deferred tax accounting for temporary differences, but federal income taxes have not been recorded on the undistributed earnings of international subsidiaries where CMS Energy intends to permanently reinvest those earnings. Upon distribution, those earnings may be subject to both U.S. income taxes (adjusted for foreign tax credits or deductions) and withholding taxes payable to various foreign countries. It is not practical to estimate the amount of unrecognized deferred income taxes or withholding taxes on undistributed earnings.

CMS Energy used investment tax credit (ITC) to reduce current income taxes payable, and amortizes ITC over the life of the related property. Any alternative minimum tax (AMT) paid generally becomes a tax credit that CMS Energy can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Years Ended December 31                                               1998              1997              1996
--------------------------------------------------------------------------------------------------------------
Current income taxes
  Federal and other                                                   $ 61              $ 76              $ 86
  State and local                                                        5                 3                 4
  Foreign                                                                3                 5                 3
                                                                      ----------------------------------------
                                                                        69                84                93
Deferred income taxes
    Federal                                                             77(a)             41                54
    Foreign                                                             (7)               (7)                -
                                                                      ----------------------------------------
                                                                        70                34                54
Deferred ITC, net                                                      (16)              (10)              (10)
                                                                      ----------------------------------------

                                                                      $123              $108              $137
==============================================================================================================

(a) Includes $23 million for 1998 change in property tax accounting.

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                                                  In Millions
-------------------------------------------------------------------------------------------------------------
December 31                                                                          1998                1997
-------------------------------------------------------------------------------------------------------------
Property                                                                         $   (574)           $   (558)
Unconsolidated investments                                                           (285)               (263)
Postretirement benefits                                                              (139)               (150)
Abandoned Midland project                                                             (25)                (33)
Employee benefit obligations (includes postretirement benefits
 of $141 and $155                                                                     182                 195
AMT carryforward                                                                      134                 147
Power purchases                                                                        59                  66
Other                                                                                  (1)                (14)
                                                                              -------------------------------

                                                                                 $   (649)           $   (610)
=============================================================================================================

Gross deferred tax liabilities                                                   $ (1,786)           $ (1,758)
Gross deferred tax assets                                                           1,137               1,148
                                                                              -------------------------------

                                                                                 $   (649)           $   (610)
=============================================================================================================

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            1998                 1997                1996
----------------------------------------------------------------------------------------------------------------
Consolidated net income before
  preferred dividends
    Domestic                                                      $ 247                $ 222               $ 230
    Foreign                                                          57                   47                  22
                                                                ------------------------------------------------
                                                                    304                  269                 252
Income tax expense                                                  123(a)               108                 137
                                                                ------------------------------------------------

                                                                    427                  377                 389
Statutory federal income tax rate                                  x 35%                x 35%               x 35%
                                                                  ----------------------------------------------

Expected income tax expense                                         149                  132                 136
Increase (decrease) in taxes from:
 Capitalized overheads previously flowed through                      5                   5                    5
 Differences in book and tax depreciation
  not previously deferred                                            14                   14                  13
 Impact of foreign taxes, tax rates and credits                      (5)                   1                   8
 Undistributed earnings of international subsidiaries               (13)                 (10)                 (2)
 ITC amortization/adjustments                                       (16)                 (10)                (10)
 Section 29 Fuel Tax Credits                                        (13)                 (13)                (13)
 Other, net                                                           2                  (11)                  -
                                                                ------------------------------------------------

                                                                  $ 123                $ 108               $ 137
================================================================================================================

Effective tax rate                                                 28.8%                28.6%               35.4%
=================================================================================================================

(a) Includes $23 million for 1998 change in property tax accounting.


10:   FINANCIAL INSTRUMENTS


The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments in financial instruments approximate fair value.

The carrying amount and fair values of long-term debt were $4.7 billion at December 31, 1998 and $3.3 billion at December 31, 1997. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity. The carrying amount of preferred stock and Trust Preferred Securities was $631 million at December 31, 1998 and $631 million at December 31, 1997, and the fair value was $631 million and $632 million, respectively.

The fair values of CMS Energy's off balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. At December 31, 1998, the fair value of CMS Energy's interest rate swap agreements, with a notional amount of $579 million, was $15 million, representing the amount that CMS Energy would have to pay to terminate the agreements. The settlement of the interest rate swap agreements in 1998 did not materially affect interest expense. At December 31, 1997, CMS Energy would have paid $13 million to terminate the agreements. Also refer to Note 8 for a discussion of CMS Oil and Gas' price hedging arrangements and their fair values. Guarantees were $433 million and $543 million at December 31, 1998 and 1997, respectively.

The amortized cost of Consumers' nuclear decommissioning investments, which are considered available- for-sale securities in accordance with SFAS 115, Accounting For Certain Investments in Debt and Equity Securities, was $425 million and $405 million as of December 31, 1998 and 1997, respectively. The unrealized gain, which is classified in accumulated depreciation, was $132 million and $81 million as of December 31, 1998 and 1997, respectively.


11:   EXECUTIVE INCENTIVE COMPENSATION

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock as well as stock options and stock appreciation rights relating to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than three percent of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 1998, awards of up to 681,603 shares of CMS Energy Common Stock and 138,780 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1998, 658,494 of the 861,744 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives. At December 31, 1998 all of the 30,490 restricted shares of Class G Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under the plan follows.

                                                  Restricted
                                                    Stock                             Options
                                                  ---------------------------------------------------------
                                                    Number                Number         Weighted-Average
                                                   of Shares             of Shares           Exercise Price
-----------------------------------------------------------------------------------------------------------
CMS Energy Common Stock:
Outstanding at January 1, 1996                       517,447             1,592,000                $   24.50
  Granted                                            222,000               368,176                $   30.55
  Exercised or Issued                                (92,533)             (231,550)               $   20.79
  Forfeited                                          (46,076)                    -                        -
  Expired                                                  -               (12,000)               $   32.88
                                                    -------------------------------------------------------

Outstanding at December 31, 1996                     600,838             1,716,626                $   26.24
  Granted                                            366,360               431,500                $   35.91
  Exercised or Issued                               (159,405)             (479,422)               $   26.54
  Forfeited                                          (59,582)                    -                        -
  Expired                                                  -                (2,987)               $   30.13
                                                    -------------------------------------------------------

Outstanding at December 31, 1997                     748,211             1,665,717                $   28.65
  Granted                                            304,750               376,000                $   43.38
  Exercised or Issued                               (185,217)             (331,925)               $   27.69
  Forfeited                                           (6,000)                    -                        -
                                                    -------------------------------------------------------

Outstanding at December 31, 1998                     861,744             1,709,792                $   32.07
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Class G Common Stock:
Outstanding at January 1, 1996                         6,924                10,000                $   17.88
  Granted                                              9,423                11,000                $   17.88
                                                    -------------------------------------------------------

Outstanding at December 31, 1996                      16,347                21,000                $   17.88
  Granted                                              8,784                12,000                $   20.24
  Exercised or Issued                                 (1,385)               (5,000)               $   17.88
  Forfeited                                           (3,955)                    -                        -
                                                    -------------------------------------------------------

Outstanding at December 31, 1997                      19,791                28,000                $   18.89
  Granted                                             14,720                45,900                $   24.50
  Exercised or Issued                                 (4,021)                    -                        -
                                                    -------------------------------------------------------

Outstanding at December 31, 1998                      30,490                73,900                $   22.37
===========================================================================================================


The following table summarizes information about stock options outstanding at December 31, 1998:


                                               Number                      Weighted-              Weighted-
            Range of                        of Shares                        Average                Average
     Exercise Prices                      Outstanding                 Remaining Life         Exercise Price
-----------------------------------------------------------------------------------------------------------
CMS Energy Common Stock

$17.13 -- $26.25                              576,000                     4.45 years                $ 22.92
$27.25 -- $35.94                              755,292                     6.11 years                $ 33.40
$38.00 -- $44.06                              378,500                     9.64 years                $ 43.34
-----------------------------------------------------------------------------------------------------------

$17.13 -- $44.06                            1,709,792                     6.33 years                $ 32.07
===========================================================================================================

Class G Common Stock

              Number                        Weighted-                                             Weighted-
            Range of                        of Shares                        Average                Average
     Exercise Prices                      Outstanding                 Remaining Life         Exercise Price
-----------------------------------------------------------------------------------------------------------
$17.88 -- $19.44                               25,500                     7.62 years                $ 18.46
$23.31 -- $24.50                               48,400                     9.60 years                $ 24.44
-----------------------------------------------------------------------------------------------------------

$17.88 -- $24.50                               73,900                     8.92 years                $ 22.37
===========================================================================================================


The weighted average fair value of options granted for CMS Energy Common Stock was $6.43 in 1998, $6.38 in 1997, and $6.94 in 1996. The weighted average fair value of options granted for Class G Common Stock was $3.03 in 1998, $1.87 in 1997 and $1.59 in 1996. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:


Years Ended December 31                                             1998              1997             1996
-----------------------------------------------------------------------------------------------------------
CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                                          5.45%             6.06%            6.63%
  Expected stock-price volatility                                 15.93%            17.43%           24.08%
  Expected dividend rate                                           $.33              $.30             $.27
  Expected option life (years)                                        4                 5                5

CLASS G COMMON STOCK OPTIONS
  Risk-free interest rate                                          5.44%             6.06%            6.63%
  Expected stock-price volatility                                 20.02%            18.05%           16.19%
  Expected dividend rate                                          $.325              $.31            $.295
  Expected option life (years)                                        5                 5                5
===========================================================================================================

CMS Energy applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $9 million in 1998, $6 million in 1997, and $2 million in 1996. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, CMS Energy's consolidated net income and earnings per share would have been as follows:

                                                                           In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------------------------
                                                                        Pro Forma                  As Reported
Years Ended December 31                                            1998         1997           1998         1997
----------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                           $ 283        $ 242          $ 285        $ 244
Net Income Attributable to Common Stocks
  CMS Energy                                                        270          228            272          229
  Class G                                                            13           14             13           15
Earnings Per Average Common Share
  CMS Energy
     Basic                                                         2.64         2.37           2.65         2.39
     Diluted                                                       2.61         2.35           2.62         2.37
  Class G
      Basic and Diluted                                            1.54         1.81           1.56         1.84
================================================================================================================

12:   RETIREMENT BENEFITS

CMS Energy and its subsidiaries provide retirement benefits under a number of different plans, including certain health care and life insurance benefits under its postretirement benefit plans other than pensions for retired employees
(OPEB), benefits to certain management employees under its Supplemental Executive Retirement Plan (SERP), and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan of Consumers and CMS Energy (Pension Plan), and a defined contribution 401(k) plan.

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and nonutility affiliates which were not distinguishable from the plan's total assets.


Weighted-Average Assumptions:
                                               Pension & SERP                                OPEB
                                        -----------------------------           ------------------------------
Years Ended December 31                 1998          1997       1996           1998         1997         1996
--------------------------------------------------------------------------------------------------------------
Discount rate                          7.00%         7.50%        7.75%        7.00%        7.50%        7.75%
Expected long-term rate
 of return on plan assets              9.25%         9.25%        9.25%        7.00%        7.00%        7.00%
Rate of compensation increase:
  Pension - to age 45                  5.25%         5.25%        5.50%
  - age 45 to assumed retirement       3.75%         3.75%        4.00%
 SERP                                  5.50%         5.50%        5.50%
==============================================================================================================

Retiree health care costs at December 31, 1998 are based on the assumption that costs would increase 6.5 percent in 1999, then decrease gradually to 5.5 percent in 2005 and thereafter.

Net Pension Plan, SERP and OPEB costs consist of:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                            Pension & SERP                          OPEB
                                                            ----------------------         ---------------------
Years Ended December 31                                     1998     1997     1996         1998     1997    1996
----------------------------------------------------------------------------------------------------------------
Service cost                                                $ 27     $ 26     $ 26         $ 11     $ 10    $ 13
Interest expense                                              64       61       58           43       41      42
Expected return on plan assets                               (73)     (70)     (69)         (18)     (13)     (6)
Amortization of unrecognized transition (asset)               (5)      (5)      (5)           -
Amortization of prior service cost                             4        4        5            -        -       -
                                                         -------------------------------------------------------
Net periodic pension and
  postretirement benefit cost                               $ 17     $ 16     $ 15         $ 36     $ 38    $ 49
================================================================================================================

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                      One Percentage                 One Percentage
                                                                      Point Increase                 Point Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                             $ 9                         $  (8)
Effect on postretirement benefit obligation                                      $92                         $ (76)
===================================================================================================================

The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                         Pension Plan             SERP                     OPEB
                                                        1998     1997         1998    1997             1998    1997
-------------------------------------------------------------------------------------------------------------------
Benefit obligation, January 1                          $ 792    $ 734        $  41   $  37        $  582     $  585
Service cost                                              25       24            2       2            11         10
Interest cost                                             60       59            3       3            43         41
Plan amendments                                            -        -            -       -             -         (7)
Actuarial loss (gain)                                     76       36            5       -            47        (21)
Benefits paid                                            (79)     (61)          (1)     (1)          (28)       (26)
                                                      -------------------------------------------------------------
Benefit obligation, December 31                          874      792           50      41           655        582
                                                      -------------------------------------------------------------

Plan assets at fair value, January 1                     882      779            -       -           224        138
Actual return on plan assets                             167      164            -       -            54         37
Company contribution                                       -        -            1       1            49         49
Actual benefits paid                                     (79)     (61)          (1)     (1)            -          -
                                                      -------------------------------------------------------------
Plan assets at fair
 value, December 31                                      970(a)   882(a)         -       -           327        224
                                                      -------------------------------------------------------------

Benefit obligation less than
 (in excess of) plan assets                               96       90          (50)    (41)         (328)      (358)
Unrecognized net (gain) loss from
 experience different than assumed                      (176)    (157)          10       5           (72)       (83)
Unrecognized prior service cost                           31       35            1       2             -          -
Unrecognized net transition (asset) obligation           (16)     (22)           -       -             -          -
                                                      -------------------------------------------------------------

Recorded liability                                     $ (65)   $ (54)      $  (39)  $ (34)       $ (400)    $ (441)
===================================================================================================================

(a) Primarily stocks and bonds, including $168 million in 1998 and $153 million in 1997 of CMS Energy Common Stock.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1998 and 1997, trust assets were $53 million and $44 million, respectively, and were classified as other noncurrent assets. The accumulated benefit obligation for SERP was $31 million in 1998 and $25 million in 1997.

Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $18 million in 1998, $20 million in 1997, and $18 million in 1996.

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 2, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. At December 31, 1998, Consumers had recorded a FERC regulatory asset and liability of $6 million. The FERC has authorized recovery of these costs.


13:   LEASES

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 2000, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $72 million as of December 31, 1998. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.


Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1998 were:

                                                                           In Millions
--------------------------------------------------------------------------------------
                                                            Capital          Operating
                                                             Leases             Leases
--------------------------------------------------------------------------------------
1999                                                           $ 46               $ 20
2000                                                             71                 19
2001                                                             18                 16
2002                                                             17                 15
2003                                                             12                 12
2004 and thereafter                                               9                 89
                                                               -----------------------

Total minimum lease payments                                    173               $171
                                                                                  ====
Less imputed interest                                            33
                                                                ---

Present value of net minimum lease payments                     140
Less current portion                                             35
                                                                ---
Noncurrent portion                                             $105
======================================================================================

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1998, 1997 and 1996, were $19 million, $10 million and $8 million, respectively.

Capital lease expenses for the years ended December 31, 1998, 1997 and 1996 were $42 million, $43 million and $46 million, respectively. Included in these amounts for the years ended 1998, 1997 and 1996 are nuclear fuel lease expenses of $23 million, $31 million and $25 million, respectively.


14:   JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. The direct expenses of the joint plants are included in Consumers' operating expenses. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                      Net Investment                      Accumulated Depreciation
December 31                                       1998              1997                  1998                1997
------------------------------------------------------------------------------------------------------------------
Campbell Unit 3 - 93.3 percent                   $ 299             $ 314                 $ 279               $ 265
Ludington pumped storage plant -
  51 percent                                       106               112                    94                  88
Transmission lines - various                        33                34                    15                  14
==================================================================================================================


15:   REPORTABLE SEGMENTS

CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission, storage and processing; and energy marketing, services and trading.

The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the State of Michigan. The gas utility segment consists of regulated activities associated with the production, transportation, storage and distribution of natural gas in the State of Michigan. The other reportable segments consist of the development and management of electric, gas and other energy-related projects in the United States and internationally, including energy trading and marketing. CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. CMS Energy's management evaluates performance based on pretax operating income. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from an international energy distribution business and a land development business fall below the quantitative thresholds for reporting. Neither of these segments has ever met any of the quantitative thresholds for determining reportable segments. Other financial data for reportable segments and geographic area are as follows:

Reportable Segments


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                             1998                  1997                1996
------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization
  Electric utility                                              $    304              $    296            $    282
  Gas utility                                                         97                    93                  87
  Independent power production                                        22                    13                   8
  Oil and gas exploration and production                              38                    48                  42
  Natural gas transmission, storage and processing                    14                    14                   7
  Marketing, services and trading                                      2                     1                   -
  Other                                                                7                     2                   1
                                             ---------------------------------------------------------------------

                                                                $    484              $    467            $    427
==================================================================================================================

Identifiable Assets
  Electric utility (a)                                          $  4,640              $  4,472            $  4,505
  Gas utility (a)                                                  1,726                 1,644               1,709
  Independent power production                                     2,252                 1,710               1,053
  Oil and gas exploration and production                             547                   456                 476
  Natural gas transmission, storage and processing                   971                   508                 388
  Marketing, services and trading                                    152                   191                  52
  Other                                                            1,022                   527                 180
                                                      ------------------------------------------------------------

                                                                $ 11,310              $  9,508            $  8,363
==================================================================================================================

Capital Expenditures (b)
  Electric utility                                              $    331              $    255            $    310
  Gas utility                                                        114                   116                 137
  Independent power production                                       462                   704                 142
  Oil and gas exploration and production                             143                    99                  72
  Natural gas transmission, storage and processing                   573                   115                 136
  Marketing, services and trading                                      1                    28                   -
  Other                                                               76                   202                  66
                                                      ------------------------------------------------------------

                                                                $  1,700              $  1,519            $    863
==================================================================================================================

Investments in Equity Method Investees
  Independent power production                                  $  1,337              $  1,205            $    683
  Natural gas transmission, storage and processing                   494                   241                 225
  Marketing, services and trading                                     25                    26                   -
  Other                                                              217                   274                  85
                                              --------------------------------------------------------------------

                                                                $  2,073              $  1,746            $    993
==================================================================================================================

Earnings from Equity Method Investees (c)
  Independent power production                                  $    158              $     89            $     91


  Natural gas transmission, storage and processing                     9                     4                   3
  Marketing, services and trading                                      2                     2                   -
  Other                                                                2                     8                   8
                                             ---------------------------------------------------------------------

                                                                $   171               $   103             $    102
==================================================================================================================

Geographic Areas (d)

                                                                                       Pretax
                                                   Operating                        Operating       Identifiable
                                                     Revenue                          Income              Assets

                                           ---------------------------------------------------------------------
1998
  United States                                       $4,867                          $   702             $8,842
  International                                          274                               73              2,468

1997
  United States                                       $4,576                          $   665             $7,872
  International                                          205                               51              1,636

1996
  United States                                       $4,211                          $   651             $7,668
  International                                          113                               25                695
================================================================================================================

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes electric restructuring implementation plan, capital leases for nuclear fuel and other assets and electric demand-side management costs
     (DSM) (see Consolidated Statements of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(c) These amounts are included in operating revenue in the Consolidated Statements of Income.

(d) Revenues are attributed to countries based on location of customers.


16:   SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and noncash investing and financing activities were:


                                                                                                       In Millions
Years Ended December 31                                                   1998              1997              1996
------------------------------------------------------------------------------------------------------------------
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                              $313              $293              $240
  Income taxes paid (net of refunds)                                        64                67                82


NONCASH TRANSACTIONS
  Nuclear fuel placed under capital leases                                $ 46              $  4              $ 28
  Other assets placed under capital leases                                  14                 7                 3
  Common stock issued to acquire companies                                  61                 -                 -
  Assumption of debt                                                        88                 -                 -
==================================================================================================================

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:


                                                                                                       In Millions
Years Ended December 31                                                   1998              1997              1996
------------------------------------------------------------------------------------------------------------------
Sale of receivables, net                                                $  (29)           $   17             $  23
Accounts receivable                                                       (183)             (160)              (28)
Accrued revenue                                                             (5)               64               (82)
Inventories                                                                (42)              (15)                -
Accounts payable                                                           104                67                55
Accrued refunds                                                             (1)                4               (14)
Other current assets and liabilities, net                                  126                (6)               25
Noncurrent deferred amounts, net                                          (156)               (6)               10
                                                                  ------------------------------------------------
                                                                        $ (186)           $  (35)            $ (11)
==================================================================================================================


17:   EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where CMS Energy's ownership in its affiliates is more than 20 percent but less than a majority, are accounted for by the equity method. Consolidated net income includes undistributed equity earnings of $95 million in 1998, $58 million in 1997, and $55 million in 1996 from these investments. The more significant of these investments are CMS Energy's 50 percent interest in Loy Yang, a 2,000 MW brown coal-fueled power plant and coal mine in Australia, and CMS Energy's 50 percent interest in Jorf Lasfar, a 1,356 MW coal-fueled power plant in Africa. Summarized combined financial information of CMS Energy's equity method investees follows, except for the MCV Partnership, which is disclosed separately in Note 18.


INCOME STATEMENT DATA (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1998           1997              1996
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                           $2,255         $1,603            $  769
Operating expenses                                                           1,503          1,154               532
                                                                            ---------------------------------------

Operating income                                                               752            449               237
Other expense, net                                                             409            271                91
                                                                            ---------------------------------------

Net income                                                                  $  343         $  178            $  146
===================================================================================================================


BALANCE SHEET DATA (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------


December 31                                                                                  1998              1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets                                                                        $    646           $   642
   Property, plant and equipment, net                                                       6,783             6,304
   Other assets                                                                             2,694             2,052
                                                                                   --------------------------------

                                                                                         $ 10,123           $ 8,998
===================================================================================================================

LIABILITIES AND EQUITY
   Current liabilities                                                                   $    804           $   688
   Long-term debt and other noncurrent liabilities                                          6,341             5,678
   Equity                                                                                   2,978             2,632
                                                                                   --------------------------------

                                                                                         $ 10,123           $ 8,998
===================================================================================================================


18:   SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT
           RELATED ENERGY SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1998 obligation to purchase electric capacity from the MCV Partnership was 15.5 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:


STATEMENTS OF INCOME (UNAUDITED)


                                                                                                        In Millions
Years Ended December 31                                                       1998           1997              1996
-------------------------------------------------------------------------------------------------------------------
Operating revenue (a)                                                        $ 627          $ 652             $ 645
Operating expenses                                                             405            435               417
                                                                            ---------------------------------------

Operating income                                                               222            217               228
Other expense, net                                                             142            154               162
                                                                            ---------------------------------------

Net income before cumulative effect of accounting change                        80             63                66
Cumulative effect of change in method of accounting for property tax             -             15                 -
                                                                            ---------------------------------------

Net income                                                                   $  80          $  78             $  66
===================================================================================================================

BALANCE SHEETS (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                     1998         1997                                                1998          1997
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                        LIABILITIES AND EQUITY
  Current assets (b)          $  341      $   362                Current liabilities           $  204       $   285



  Plant, net                   1,773        1,820                Noncurrent liabilities (c)     1,725         1,789
  Other assets                   173          169                Partners' equity (d)             358           277
                            ---------------------                                           -----------------------

                              $2,287       $2,351                                              $2,287        $2,351
===================================================================================================================

(a) Revenue from Consumers totaled $584 million, $609 million and $598 million for 1998, 1997, and 1996, respectively.

(b) Receivables from Consumers totaled $49 million and $54 million, at December 31, 1998 and 1997, respectively.

(c) FMLP is the sole beneficiary of an owner-trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1998 and 1997, lease obligations of $1.41 billion and $1.52 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1998 lease payments was $59 million and $49 million, respectively, and for the 1997 lease payments was $62 million and $28 million, respectively. The lease payments service $907 million and $1,016 million in nonrecourse debt outstanding as of December 31, 1998 and 1997, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1998 and 1997, the owner-trust made debt payments (including interest) of $233 million and $192 million, respectively. FMLP's earnings for 1998, 1997, and 1996 were $23 million, $20 million, and $17 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until certain financial test requirements are met. Consumers does not anticipate receiving a cash distribution in the near future.


19: SUBSEQUENT EVENT

In 1999, CMS Energy completed the acquisition of the Panhandle Companies from Duke Energy Corporation for a cash payment of $1.9 billion and existing Panhandle Companies debt of $300 million. The Panhandle Companies are primarily engaged in the interstate transportation and storage of natural gas. The transaction will be accounted for under the purchase method of accounting.

The acquisition of the Panhandle Companies initially was financed in part with bridge loan facilities negotiated with domestic banks and in part with approximately $800 million of debt securities issued by the Panhandle Companies. CMS Energy expects to permanently finance the acquisition with existing arrangements as well as the sale of approximately $600 million of CMS Energy Common Stock and other CMS Energy securities.

The following unaudited pro forma combined selected financial information assumes: i) various restructuring, realignment, and elimination of activities between the Panhandle Companies and Duke Energy Corporation prior to closing;
ii) adjustments resulting from the acquisition; and iii) Panhandle Companies and CMS Energy financing transactions (except bridge financing fees) completed to facilitate the acquisition, as if the acquisition had occurred on January 1, 1998. Unaudited pro forma amounts for operating revenue, consolidated net income, basic earnings per share and total assets were $5.6 billion, $319 million, $2.66 and $13.8 billion, respectively.

                               ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants





To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 1998, Consumers Energy Company, a wholly owned subsidary of CMS Energy Corporation, changed its method of accounting for property taxes.


                                                             Arthur Andersen LLP
Detroit, Michigan,
   January 26, 1999 (except with respect to the matters disclosed in Note 3, "Consumers' Electric Utility Rate Matters", and Note 19, as to which the date is March 29, 1999).

QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION          CMS ENERGY CORPORATION

                                                                             In Millions, Except Per Share Amounts

                                            1998 (Unaudited)                            1997 (Unaudited)

Quarters Ended                March 31    June 30   Sept. 30    Dec. 31    March 31   June 30   Sept. 30   Dec. 31
------------------------------------------------------------------------------------------------------------------

Operating revenue (a)           $1,374     $1,132     $1,286     $1,349      $1,295    $1,022     $1,030    $1,434

Pretax operating income (a)       $197       $188       $222       $168        $204      $158       $178      $176

Consolidated net income (a)        $88        $65        $81        $51         $78       $47        $60       $59

Basic earnings (loss) per
  average common
  share (b):
    CMS Energy (a)                $.79       $.63       $.81       $.44        $.73      $.48       $.64      $.54
    Class G                      $1.09       $.12      $(.16)      $.52       $1.18      $.16      $(.21)     $.70

Diluted earnings (loss) per
  average common
  share (b):
    CMS Energy (a)                $.77       $.62       $.80       $.44        $.72      $.48       $.63      $.54
    Class G                      $1.09       $.12      $(.16)      $.52       $1.18      $.16      $(.21)     $.70

Dividends declared per
  common share:
    CMS Energy                    $.30       $.30       $.33       $.33        $.27      $.27       $.30      $.30
    Class G                       $.31       $.31      $.325      $.325       $.295     $.295       $.31      $.31

Common stock prices (c)
  CMS Energy:
    High                      $47-5/16   $47-3/16    $44-3/4    $50-1/8     $34-1/2   $35-5/8   $38-1/16  $44-1/16
    Low                        $41-7/8  $40-11/16    $38-3/4   $43-3/16     $31-1/2   $31-1/8    $34-7/8 $35-11/16
  Class G:
    High                       $26-5/8    $26-7/8    $25-1/4    $26-1/2     $19-7/8   $19-7/8        $22   $27-1/8
    Low                        $22-1/4    $23-1/4    $21-3/8    $23-1/8     $17-7/8   $17-5/8        $19   $20-5/8
------------------------------------------------------------------------------------------------------------------

(a) Amounts in the first quarter of 1998 and 1997 were restated for comparative purposes.
(b) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.
(c) Based on New York Stock Exchange - Composite transactions.

[CONSUMERS ENERGY LOGO]









                            1998 FINANCIAL STATEMENTS


SELECTED FINANCIAL INFORMATION                                              CONSUMERS ENERGY COMPANY

                                                              1998     1997     1996    1995     1994
-----------------------------------------------------------------------------------------------------

Operating revenue (in millions)                      ($)     3,709    3,769    3,770   3,511    3,356

Net income (in millions) (Note 1)                    ($)       349      321      296     255      226

Net income available to common
 stockholder (in millions)                           ($)       312      284      260     227      202

Cash from operations (in millions)                   ($)       625      761      672     642      598

Capital expenditures, excluding capital
 lease additions and DSM (in millions)               ($)       369      360      410     414      447

Total assets (in millions)                           ($)     7,163    6,949    7,025   6,954    6,809

Long-term debt, excluding current
 maturities (in millions)                            ($)     2,007    1,369    1,900   1,922    1,953

Non-current portion of capital
 leases (in millions)                                ($)       100       74      100     104      108

Total preferred stock (in millions)                  ($)       238      238      356     356      356

Total preferred securities (in millions)             ($)       220      220      100      --       --

Number of preferred shareholders at year-end                 5,649    6,178    9,540  10,084   10,599

Book value per common share at year-end              ($)     21.94    20.38    19.96   19.00    16.96

Return on average common equity                      (%)      17.5     16.8     15.9    15.0     14.9

Return on average assets                             (%)       6.6      6.2      5.7     5.3      4.9

Number of full-time equivalent
 employees at year-end
         Consumers                                           8,456    8,640    8,938   9,262    9,409
         Michigan Gas Storage                                   65       66       67      70       73

Electric statistics
         Sales (billions of kWh)                              40.0     37.9     37.1    35.5     34.5
         Customers (in thousands)                            1,640    1,617    1,594   1,570    1,547
         Average sales rate per kWh               (cent)      6.50     6.57     6.55    6.36     6.29

Gas statistics
         Sales and transportation deliveries (bcf)             360      420      448     404      409
         Customers (in thousands) (a)                        1,558    1,533    1,504   1,476    1,448
         Average sales rate per mcf                  ($)      4.56     4.44     4.45    4.42     4.48

(a)  Excludes off-system transportation customers.

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

This Annual Report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statements include a statement of the assumptions underlying forward-looking statements, Consumers cautions that, while such assumptions are believed to be reasonable and are made in good faith, assumed results almost always vary from actual results and the difference between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this Management's Discussion and Analysis. More specific risk factors are contained in various public filings made by Consumers with the SEC. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.


RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
Years Ended December 31                                   1998      1997    Change       1997      1996   Change
----------------------------------------------------------------------------------------------------------------

Net income available to common stockholder                $312      $284       $28       $284      $260      $24
================================================================================================================

Consumers experienced earnings growth for the sixth consecutive year. This continued growth includes the reflection of changes in regulation which allowed Consumers the opportunity to benefit from lower electric power costs and reduced gas costs. Net income available to the common stockholder, after the cumulative effect of a change in accounting for property taxes (as described in Note 1), was $312 million for 1998 compared with $284 million for 1997. The increase in earnings for 1998 also reflects revised accounting to recognize property tax expense on a fiscal year basis of the taxing units instead of on a calendar year basis, resulting in a benefit of $66 million ($43 million after-tax). Net income for 1998 also reflects increased electric sales, improved earnings from the MCV Partnership, and an adjustment of prior years' income taxes associated with the investment tax credit of $6 million. Although other operating and maintenance expenses were higher than 1997, continued focus on cost control benefited net income by nearly offsetting the amount spent on performing significant restoration work on the electric distribution system which suffered damages caused by several storms. Partially offsetting these increases were the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA, and decreased gas deliveries due to the extreme mild temperatures during the 1998 heating season. The improvement of $24 million in net income for 1997 over 1996 reflects the favorable impact for all of 1997 of an electric rate increase received in February 1996, increased electric sales, the one-time recognition of interest income for $7 million from a related-party property sale, increased revenues from the transmission of electricity for others, improved earnings from the MCV Partnership and an adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. For further information, see the Electric and Gas Utility Results of Operations sections of this MD&A and the Notes To Consolidated Financial Statements.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   1998      1997    Change       1997      1996   Change
----------------------------------------------------------------------------------------------------------------

                                                          $475      $432       $43       $432      $411      $21
================================================================================================================

Electric pretax operating income for 1998 increased $43 million from the comparable period in 1997. The increase reflects increased electric deliveries, continued cost control, and changes in regulation related to the electric industry restructuring initiatives. The changes provided Consumers the opportunity to benefit from reduced power supply costs. In the past these cost reductions would have had no impact on net income because power cost savings were passed on to Consumers' electric customers. Partially offsetting these increases were higher general taxes and depreciation associated with additional plant investment. Electric pretax operating income in 1997 benefited from increased electric sales, the full effect of a February 1996 electric rate increase and extensive control of operation and maintenance costs. Partially offsetting these benefits were lower revenue due to increases in special contract discounts negotiated with large commercial and industrial customers and higher depreciation and general taxes expenses. The following table quantifies these impacts on pretax operating income:

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                               1998 vs 1997           1997 vs 1996
---------------------------------------------------------------------------------------------------------------

Deliveries (including special contract discounts)                                    $40                    $ 5
Lower power supply cost per kWh                                                       20                      -
Rate increases and other non-commodity revenue                                        (4)                    11
Operation and maintenance                                                             (3)                    24
General taxes, depreciation and other                                                (10)                   (19)
                                                                                     --------------------------

Total increase(decrease) in pretax operating income                                  $43                    $21
===============================================================================================================

ELECTRIC DELIVERIES: Total electric deliveries in 1998 were 40 billion kWh, an increase of 6 percent over 1997. The increase is primarily attributable to an increase in sales between utility systems and a 3 percent increase in deliveries to ultimate customers. Total electric deliveries in 1997 were 38 billion kWh, an increase of 2 percent over 1996 deliveries. The increase in 1997 was the result of continued economic growth in Michigan and a 1 percent increase in deliveries to ultimate customers, primarily within the industrial class.

POWER SUPPLY COSTS: Cost increases in both 1998 and 1997 over the prior periods reflect increased power purchases from outside sources to meet increased sales demand. In addition, the 1998 cost increase reflects higher internal kWh generation to meet the increased demand for electricity. The following table quantifies the changes in electric power costs:

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Years Ended December 31               1998         1997        Change           1997         1996       Change
--------------------------------------------------------------------------------------------------------------

                                    $1,175       $1,139           $36         $1,139       $1,087          $52
==============================================================================================================

Consumers purchased $5 million of energy options to ensure a reliable source of capacity during the summer months of 1998. As a result of weather conditions and fluctuations in the price of electricity, some options were sold totaling $11 million during June, July, and August 1998. All of the remaining options have expired. The costs relating to the expired options and income received from the sale of options were reflected as purchased power costs.

UNCERTAINTIES: Consumers' financial position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties are: 1) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 2) capital expenditures for compliance with the Clean Air Act; 3) suits by two independent power producers alleging antitrust violations and economic losses due to special electric contracts signed by Consumers; 4) cost recovery relating to the MCV Facility and nuclear plant investments and an experimental direct-access program; 5) electric industry restructuring; 6) implementation of a frozen PSCR and initiatives to be undertaken to reduce exposure to high energy prices; 7) after-tax cash underrecoveries associated with power purchases from the MCV Partnership; and 8) Big Rock decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
Years Ended December 31               1998         1997        Change             1997         1996       Change
----------------------------------------------------------------------------------------------------------------

                                      $126         $153         $(27)             $153         $158         $(5)
===============================================================================================================

Gas pretax operating income decreased by $27 million in 1998 from the comparable period in 1997. The decrease is primarily the result of reduced gas deliveries due to significantly milder temperatures during the 1998 heating season which was the warmest on record in the company's service territory. After adjusting for the weather impacts, pretax operating income would have increased by $20 million and $4 million for 1998 and 1997 respectively. The impact of the mild temperatures on sales was partially tempered by the suspension of Consumers GCR clause in 1998. Changes in regulation related to the gas industry restructuring initiatives provided Consumers the opportunity to benefit from low gas prices. In the past these cost reductions would have had no impact on pretax operating income because any gas cost savings were passed on to Consumers' gas customers, see Note 2, Uncertainties, "Gas Rate Matters - Gas Restructuring", for more detailed information on this matter. Pretax operating income decreased in 1998 as a result of increased depreciation and general taxes associated with additional plant investments to serve new customers. Gas pretax operating income decreased in 1997 compared to 1996 by $5 million. The decrease results from reduced gas deliveries due to warmer winter month temperatures in 1997 and the loss of an extra day for the 1996 leap year. Revenues were also down in 1997 due to the elimination of surcharges related to past conservation programs in the first quarter of 1997 and reduced gas loaning activities. In addition, depreciation costs and general taxes were higher in 1997 from increased investments to serve new customers. Offsetting these decreases to pretax operating income were lower operations and maintenance expenses that resulted from extensive cost controls. The following table quantifies these impacts on pretax operating income.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                                1998 vs 1997           1997 vs 1996
----------------------------------------------------------------------------------------------------------------

Sales                                                                               $ (36)                $ (13)
Reduced gas cost per mcf                                                               19                     -
Gas wholesale and retail services activities                                            1                    (9)
Operation and maintenance                                                              (1)                   24
General taxes, depreciation and other                                                 (10)                   (7)
                                                                                   ----------------------------
Total increase(decrease) in pretax operating income                                 $ (27)                $  (5)
===============================================================================================================

GAS DELIVERIES: System deliveries in 1998, including miscellaneous transportation, totaled 360 bcf, a decrease of 60 bcf or 14 percent compared to 1997. The decreased deliveries for 1998 compared to 1997 reflect warmer heating season temperatures in 1998. System deliveries in 1997, including miscellaneous transportation, totaled 420 bcf, a decrease of 28 bcf or 6 percent compared to 1996. The decreased deliveries for 1997 compared to 1996 reflect warmer temperatures in 1997 and the loss of an extra day for the 1996 leap year.

COST OF GAS SOLD: The cost decrease for 1998 was the result of decreased sales and decreased gas prices. The cost decrease for 1997 also was the result of decreased sales and lower gas prices.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                    1998         1997       Change         1997         1996       Change
----------------------------------------------------------------------------------------------------------------

                                           $564         $694        $(130)        $694         $750         $(56)
================================================================================================================

UNCERTAINTIES: Consumers' financial position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities, 2) a statewide experimental gas transportation program, and 3) implementation of a frozen GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operations from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $625 million and $761 million for 1998 and 1997, respectively. The $136 million decrease resulted primarily from a $46 million decrease in the sale of accounts receivable, a $24 million increase in gas inventories, and from the timing of cash payments related to normal operations; for additional information see note 12, Supplemental Cash Flow Information. Other items included in income but which had no effect on cash flow were a one-time change in accounting for property taxes resulting in a $66 million ($43 million after-tax) gain and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the

PPA. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used in investing activities totaled $(374) million and $(395) million for 1998 and 1997, respectively. The change of $21 million was primarily the result of receiving $27 million from the sale of two non-utility partnerships, $12 million distribution from FMLP and a $36 million increase in nuclear decommissioning trust funds previously collected from electric customers for decommissioning Big Rock. Offsetting this increase is a $37 million increase in the cost of plant retired and a $14 million increase in Electric Restructuring Implementation Plan expenditures.

FINANCING ACTIVITIES: Cash used in financing activities totaled $(233) and $(363) million for 1998 and 1997, respectively. The change of $130 million is primarily the result of a $100 million contribution from Consumers' common stockholder, a net increase in cash of $36 million due to refinancing and issuance of Consumers' debt, $9 million decrease in capital lease payments and $10 million decrease in preferred stock dividends. Offsetting this increase was a $23 million increase in the payment of common stock dividends, reflecting increased earnings.

OTHER INVESTING AND FINANCING MATTERS: Consumers is authorized by FERC to issue securities and guarantees. Consumers has a credit facility, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information about these source of funds, see Note 1, "Nuclear Fuel Cost" and Note 3, "Authorization", "Short-Term Financings" and "Preferred Securities".

At December 31, 1998, Consumers' capital structure consisted of 39 percent common equity, 9 percent preferred equity (including preferred stock and preferred securities), and 52 percent long- and short-term debt (including capital leases and notes payable).


OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
Years Ended December 31                                                           1999         2000         2001
----------------------------------------------------------------------------------------------------------------

Construction                                                                      $476         $493         $473
Nuclear fuel lease                                                                  11            -           16
Capital leases other than nuclear fuel                                              16           17           16
----------------------------------------------------------------------------------------------------------------

                                                                                  $503         $510         $505
================================================================================================================

Electric utility operations (a)(b)                                                $380         $385         $385
Gas utility operations (a)                                                         123          125          120
----------------------------------------------------------------------------------------------------------------

                                                                                  $503         $510         $505
================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of 2.4 percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and its regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

RESTRUCTURING: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

For material changes relating to the restructuring of the electric utility industry, see Note 2, Uncertainties,"Electric Rate Matters - Electric Restructuring", incorporated by reference herein.

ELECTRIC APPLICATION OF SFAS 71: Consumers applies utility accounting standard, SFAS 71. At December 31, 1998, Consumers believed that the generation segment of its business was still subject to cost-based rate regulation due to legislative and regulatory uncertainty about the status of Consumers' continuing obligation to provide generation service to customers. Subsequent to year-end, Consumers received MPSC electric restructuring orders which among other things identified the terms and timing for implementing electric restructuring in Michigan. Consumers anticipates that it will discontinue application of SFAS 71 for the generation segment of its business in the first quarter of 1999 as Consumers is now preparing to implement electric customer direct access. According to current accounting standards, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. A February 1998 MPSC order allows Consumers to fully recover its Transition Costs. At December 31, 1998, Consumers had $259 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property.


GAS BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information, regarding restructuring of Gas Business see Note 2, Uncertainties, "Gas Restructuring" incorporated by reference herein.

OTHER: Effective January 1, 1999, Consumers was allowed to solicit MichCon and SEMCO Energy Gas Company customers due to a three-year experimental program ordered by the MPSC allowing customers a choice of gas suppliers. As of February 8, 1999, Consumers has signed up 650 of MichCon's customers and 300 of SEMCO Energy Gas Company's customers.


OTHER MATTERS

NEW ACCOUNTING STANDARDS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Also in 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and the Emerging Issues Task Force published Issue 98-10, Accounting for Energy Trading and Risk Management Activities. These statements, with the exception of SFAS 133, will be effective in 1999. SFAS 133 will be effective in 2000. Consumers does not expect the application of these standards to materially affect its financial position, liquidity or results of operations.

YEAR 2000 COMPUTER MODIFICATIONS

Consumers uses software and related technologies throughout its businesses that the year 2000 date change could affect and, if uncorrected, could cause Consumers to, among other things, delay issuance of bills or reports, issue inaccurate bills, report inaccurate data, incur generating plant outages, or create energy delivery uncertainties. In 1995, Consumers established a Year 2000 Program to ensure the continued operation of its business at the turn of the century. Consumers' efforts included dividing the programs requiring modification between critical and noncritical programs. A formal methodology was established to identify critical business functions and risk scenarios, to correct problems identified, to develop test plans and expected results, and to test the corrections made. Consumers' Year 2000 Program involves an aggressive, comprehensive four-phase approach, including impact analysis, remediation, compliance review, and monitoring/contingency planning.

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediated technology. A mainframe test environment was established in 1997 and a test environment for network servers and stand-alone personal computers was established in mid-1998. All essential corporate business systems have been, or will be, tested in these test environments. The compliance review phase includes the assembling of compliance documentation for each technology component as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that year 2000 problems are not reintroduced into remediated technology, as well as the development of contingency plans to address reasonably likely risk scenarios.

STATE OF READINESS: Consumers is managing traditional IT, which consists of essential business systems (such as payroll, billing and purchasing) and infrastructure (including mainframe, wide area network, local area networks, personal computers, radios and telephone systems). Process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems are also being managed.

Essential goods and services for Consumers are electric fuel supply, gas fuel supply, independent electric power supplies, facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. Consumers is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of Consumers' Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of December 31, 1998, is as follows:

                                                                                            MONITORING/
                                 IMPACT                               COMPLIANCE            CONTINGENCY
                                ANALYSIS        REMEDIATION             REVIEW               PLANNING
                              -----------       -----------          -------------          -----------
SYSTEMS                       (a)    (b)          (a)  (b)               (a)  (b)            (a)    (b)
-------
Electric                     3/98   100%         6/99  78%              6/99  66%           6/99    50%
Gas                          3/98   100%         6/99  73%              6/99  38%           6/99    10%
Corporate                    3/98   100%         6/99  75%              6/99  18%           6/99    10%
Operating Services           3/98   100%         6/99  81%              6/99  47%           6/99    10%
Information Technology       3/98   100%         6/99  55%              6/99  55%           6/99    10%
Essential Goods
& Services                   6/99   47%          N/A                    N/A                (c)

(a)  Target date for completion.
(b)  Current percentage complete.

(c) Contingency planning for essential goods and services is incorporated into contingency planning for each major system presented.

COST OF REMEDIATION: Consumers expenses spending for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is $22 million. Costs incurred through December 31, 1998 were $15 million. Consumers' annual Year 2000 Program costs represent approximately 1% to 10% of a typical Consumers' annual information technology budget. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of Consumers resources to the year 2000 issue has not deferred any information technology projects which could have a material adverse affect on Consumers' financial position, liquidity or results of operations.

RISK ASSESSMENT: Consumers considers the most reasonably likely worst-case scenarios to be: (1) a lack of communications to dispatch crews to electric or gas emergencies; (2) a lack of communications to generating units to balance electrical load; and (3) power shortages due to the lack of stability of the regional or national electric grid. These scenarios could result in Consumers not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits, as well as legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.

CONTINGENCY PLANS: Contingency planning efforts are currently underway for all systems and providers of essential goods and services. Extensive contingency plans are already in place in many locations and are currently being revised for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers already has arrangements with multiple vendors of similar goods and services so that in the event that one cannot meet its commitments, others may be able to. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing and are being revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with the North American Electric Reliability Council and its Regional Reliability Councils to minimize risk to electric generation, transmission and distribution systems.

EXPECTATIONS: Consumers does not expect that the cost of these modifications will materially affect its financial position, liquidity, or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially.

Because of the integrated nature of Consumers' business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, Consumers may be indirectly affected by year 2000 compliance complications. At this time, Consumers is unable to anticipate the magnitude of the operational or financial impact of year 2000 issues.

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers' exposure to market risk sensitive instruments and positions include, but are not limited to, changes in interest rates, debt prices and equity prices in which Consumers holds less than a 20 percent interest. For purposes of disclosure requirements, Consumers performed a 10 percent sensitivity analysis on its derivative and non-derivative financial instruments. The model measures the change in the net present values based on a hypothetical 10 percent adverse change in the market rates to determine the potential loss in fair values, cash flows and earnings. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent shift used for the analysis. Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, Consumers relies on the experience and judgment of senior management to revise strategies and adjust positions as they deem necessary.

For purposes of the analysis below, Consumers has not quantified short-term exposures to hypothetically adverse changes in the price or nominal amounts associated with inventories, and trade receivables and payables. Furthermore, all derivative financial instruments are entered into for purposes other than trading. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

EQUITY SECURITY PRICE RISK: Consumers has an equity investment in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse shift in market price would result in a $17 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of December 31, 1998, Consumers had outstanding $935 million of variable-rate debt. In order to minimize adverse interest-rate shifts, Consumers entered into fixed interest-rate swaps for a notional amount of $190 million. Assuming a hypothetical 10 percent adverse shift in market interest rates, Consumers' exposure to earnings is limited to $4 million. As of December 31, 1998, Consumers has outstanding fixed-rate debt including fixed-rate swaps of $2.143 billion with a fair value of $2.165 billion. Assuming a hypothetical 10 percent adverse shift in market rates, Consumers would have an exposure of $125 million to its fair value. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.


FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variation on such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These statements are based upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve revenue enhancements; national, regional, and local economic competitive and regulatory conditions and developments; capital and financial market conditions including interest rates; weather conditions; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption or interruption of facilities or operations due to accidents or political events; nuclear power and other technological developments; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of Consumers. Accordingly, while Consumers believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. Consumers disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by Consumers with the SEC.

CONSOLIDATED STATEMENTS OF INCOME                       CONSUMERS ENERGY COMPANY

                                                                                                      In Millions

Years Ended December 31                                                             1998        1997         1996
-----------------------------------------------------------------------------------------------------------------


OPERATING REVENUE        Electric                                                 $2,606      $2,515       $2,446
                         Gas                                                       1,051       1,204        1,282
                         Other                                                        52          50           42
                                                                                ---------------------------------

                                                                                   3,709       3,769        3,770
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES       Operation
                           Fuel for electric generation                              317         297          296
                           Purchased power - related parties                         573         599          589
                           Purchased and interchange power                           285         243          202
                           Cost of gas sold                                          564         694          750
                           Other                                                     544         542          586
                                                                                ---------------------------------

                                                                                   2,283       2,375        2,423
                         Maintenance                                                 173         170          174
                         Depreciation, depletion and amortization                    403         391          371
                         General taxes                                               201         200          191
                                                                                ---------------------------------

                                                                                   3,060       3,136        3,159
-----------------------------------------------------------------------------------------------------------------

PRETAX OPERATING         Electric                                                    475         432          411
INCOME                   Gas                                                         126         153          158
                         Other                                                        48          48           42
                                                                                ---------------------------------

                                                                                     649         633          611
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME             Loss on MCV power purchases                                 (37)           -           -
(DEDUCTIONS)             Dividends and interest from affiliates                       14          24           17
                         Accretion income (Note 1)                                     6           8           10
                         Accretion expense (Note 1)                                  (16)        (17)         (22)
                         Other, net                                                    -          (2)          (4)
                                                                               ----------------------------------

                                                                                     (33)         13            1
-----------------------------------------------------------------------------------------------------------------

INTEREST CHARGES         Interest on long-term debt                                  138         138          139
                         Other interest                                               38          36           29
                         Capitalized interest                                         (1)         (1)          (2)
                                                                               ----------------------------------

                                                                                     175         173          166
-----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                                       441         473          446
INCOME TAXES                                                                         135         152          150
                                                                               ----------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                306         321          296
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY TAXES,
 NET OF $23 TAX (NOTE 1)                                                              43          --           --
                                                                               ----------------------------------

NET INCOME                                                                           349         321          296
PREFERRED STOCK DIVIDENDS                                                             19          25           28
PREFERRED SECURITIES DISTRIBUTIONS                                                    18          12            8
                                                                               ----------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                       $   312     $   284      $   260
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CONSUMERS ENERGY COMPANY

                                                                                                     In Millions

Years Ended December 31                                                               1998      1997        1996
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Net income                                                    $  349      $ 321      $ 296
OPERATING ACTIVITIES   Adjustments to reconcile net income to net cash
                         provided by operating activities
                           Depreciation, depletion and amortization (includes
                            nuclear decommissioning of $51, $50 and $49,
                            respectively)                                              403        391        371
                           Loss on MCV power purchases                                  37          -          -
                           Capital lease and other amortization                         36         44         40
                           Deferred income taxes and investment tax credit              21         13         48
                           Accretion expense                                            16         17         22
                           Accretion income - abandoned Midland project                 (6)        (8)       (10)
                           Undistributed earnings of related parties                   (50)       (47)       (40)
                           Power purchases                                             (64)       (62)       (63)
                           Cumulative effect of accounting change                      (66)         -          -
                           Changes in other assets and liabilities                     (51)        92          8
                                                                                    ----------------------------
                             Net cash provided by operating activities                 625        761        672
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Capital expenditures (excludes assets placed under
INVESTING ACTIVITIES   capital lease)                                                 (369)      (360)      (410)
                      Cost to retire property, net                                     (83)       (46)       (31)
                      Investments in nuclear decommissioning trust funds               (51)       (50)       (49)
                      Investment in Electric Restructuring Implementation Plan         (17)        (3)         -
                      Proceeds from nuclear decommissioning trust funds                 53         17          -
                      Associated company preferred stock redemption                     50         50          -
                      Proceeds from the sale of two non-utility partnerships            27          -          -
                      Proceeds from FMLP                                                12          -          -
                      Other                                                              4         (3)        (4)
                                                                                    ----------------------------
                             Net cash used in investing activities                    (374)      (395)      (494)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Proceeds from senior notes & bank loans                        1,046          -         23
FINANCING ACTIVITIES  Contribution from (return of equity to) stockholder               50        (50)        13
                      Retirement of bonds and other long-term debt                    (854)       (50)       (37)
                      Payment of common stock dividends                               (241)      (218)      (200)
                      Increase (decrease) in notes payable, net                       (162)        44         (8)
                      Payment of capital lease obligations                             (35)       (44)       (40)
                      Payment of preferred stock dividends                             (19)       (29)       (28)
                      Preferred securities distributions                               (18)       (12)        (8)
                      Retirement of preferred stock                                      -       (120)         -
                      Proceeds from preferred securities                                 -        116         97
                                                                                    ----------------------------

                             Net cash used in financing activities                    (233)      (363)      (188)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENT                           18          3        (10)
                      Cash and temporary cash investments - Beginning of year            7          4         14
                                                                                    ----------------------------
                             End of year                                            $   25      $   7      $   4
================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                        $  161      $ 166      $ 143
  Income taxes paid (net of refunds)                                                   153        116        119
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                           $   46      $   4      $  28
  Other assets placed under capital leases                                              14          7          3
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                               CONSUMERS ENERGY COMPANY

ASSETS                                                                                                 IN MILLIONS

DECEMBER 31                                                                             1998                  1997
------------------------------------------------------------------------------------------------------------------
PLANT (AT ORIGINAL COST) Electric                                                     $6,720                $6,491
                         Gas                                                           2,360                 2,322
                         Other                                                            25                    24
                                                                                      ----------------------------
                                                                                       9,105                 8,837
                         Less accumulated depreciation, depletion
                          and amortization                                             4,862                 4,603
                                                                                      ----------------------------
                                                                                       4,243                 4,234
                         Construction work-in-progress                                   165                   145
                                                                                      ----------------------------
                                                                                       4,408                 4,379
------------------------------------------------------------------------------------------------------------------
INVESTMENTS              Stock of affiliates                                             241                   278
                         First Midland Limited Partnership                               240                   242
                         Midland Cogeneration Venture Limited Partnership                209                   171
                         Other                                                             -                     7
                                                                                      ----------------------------
                                                                                         690                   698
------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS           Cash and temporary cash investments at cost, which
                          approximates market                                             25                     7
                         Accounts receivable and accrued revenue, less allowances
                          of $5 in 1998 and $6 in 1997                                   114                    82
                         Accounts receivable - related parties                            63                    62
                         Inventories at average cost
                           Gas in underground storage                                    219                   197
                           Materials and supplies                                         67                    63
                           Generating plant fuel stock                                    43                    35
                         Postretirement benefits                                          25                    25
                         Deferred income taxes                                             -                    22
                         Prepaid property taxes and other                                162                   161
                                                                                      ----------------------------
                                                                                         718                   654
------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS       Nuclear decommissioning trust funds                             557                   486
                         Postretirement benefits                                         372                   404
                         Abandoned Midland project                                        71                    93
                         Other                                                           347                   235
                                                                                      ----------------------------
                                                                                       1,347                 1,218
                                                                                      ----------------------------
TOTAL ASSETS                                                                          $7,163                $6,949
==================================================================================================================


                                                                                          Consumers Energy Company

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                               IN MILLIONS

DECEMBER 31                                                                             1998                  1997
------------------------------------------------------------------------------------------------------------------
CAPITALIZATION (NOTE 3)  Common stockholder's equity
                           Common stock                                              $   841               $   841
                           Paid-in capital                                               502                   452
                           Revaluation capital                                            68                    58
                           Retained earnings since December 31, 1992                     434                   363
                                                                                  --------------------------------
                                                                                       1,845                 1,714
                         Preferred stock                                                 238                   238
                         Company-obligated mandatorily redeemable
                          preferred securities of:
                            Consumers Power Company Financing I (a)                      100                   100
                            Consumers Energy Company Financing II (a)                    120                   120
                         Long-term debt                                                2,007                 1,369
                         Non-current portion of capital leases                           100                    74
                                                                                  --------------------------------
                                                                                       4,410                 3,615
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES      Current portion of long-term debt and capital leases            152                   579
                         Notes payable                                                   215                   377
                         Accrued taxes                                                   238                   244
                         Accounts payable                                                190                   171
                         Accounts payable - related parties                               79                    79
                         Power purchases                                                  47                    47
                         Accrued interest                                                 36                    32
                         Deferred income taxes                                             9                     -
                         Accrued refunds                                                  11                    12
                         Other                                                           138                   136
                                                                                  --------------------------------
                                                                                       1,115                 1,677
------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES  Deferred income taxes                                           666                   688
                         Postretirement benefits                                         456                   489
                         Deferred investment tax credit                                  134                   149
                         Power purchases                                                 121                   133
                         Regulatory liabilities for income taxes, net                     87                    54
                         Other                                                           174                   144
                                                                                  --------------------------------
                                                                                       1,638                 1,657
                                                                                  --------------------------------
                         Commitments and Contingencies (Notes 1, 2, 8 and 11)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                        $7,163                $6,949
==================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers. For further discussion, see Note 3.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT               CONSUMERS ENERGY COMPANY

                                                                    In Millions

December 31                                                      1998      1997
-------------------------------------------------------------------------------
FIRST MORTGAGE BONDS       SERIES (%)       DUE
                            8-3/4           1998            $       -    $  248
                            6-5/8           1998                    -        45
                            6-7/8           1998                    -        43
                            8-7/8           1999                   64       200
                            7-1/2           2001                    -        57
                            7-1/2           2002                    -        62
                            6-3/8           2003                  300       300
                            7-3/8           2023                  264       300
                                                              -----------------

                                                                  628     1,255
SENIOR NOTES                6-3/8           2008                  250         -
                            6-7/8           2018                  225         -
                            6-1/5           2008                  250         -
                            6-1/2           2018                  200         -
                            6-1/2           2028                  150         -
                                                              -----------------

                                                                1,703     1,255
LONG-TERM BANK DEBT                                               175       400
POLLUTION CONTROL REVENUE BONDS                                   131       131
NUCLEAR FUEL DISPOSAL (A)                                         117       111
OTHER                                                              22        25
                                                              -----------------

PRINCIPAL AMOUNT OUTSTANDING                                    2,148     1,922
CURRENT AMOUNTS                                                  (119)     (545)

NET UNAMORTIZED DISCOUNT                                           (2)       (8)
                                                              -----------------


TOTAL LONG-TERM DEBT                                           $2,007    $1,369
===============================================================================

LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS           In Millions

           First Mortgage     Improvement        Long-Term
                    Bonds            Fund        Bank Debt       Other    Total
-------------------------------------------------------------------------------
1999                 $ 64              $1              $50         $ 4     $119
2000                    -               -                -          10       10
2001                    -               -                -           4        4
2002                    -               -               41           4       45
2003                  300               -               84           4      388
===============================================================================

(a) Due date uncertain (see Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK              CONSUMERS ENERGY COMPANY

                                                      Optional
                                                    Redemption          Number of Shares         In Millions
December 31                               Series         Price          1998        1997        1998     1997
-------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption          $4.16       $103.25        68,451      68,451       $   7    $   7
                                            4.50        110.00       373,148     373,148          37       37

CLASS A PREFERRED STOCK
   Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption           2.08         25.00 (a) 8,000,000   8,000,000         194      194
                                                                                                -------------

TOTAL PREFERRED STOCK                                                                           $238     $238
=============================================================================================================

(a)  Redeemable beginning April 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                                        CONSUMERS ENERGY COMPANY


                                                                                                     In Millions

Years Ended December 31                                                            1998        1997        1996
----------------------------------------------------------------------------------------------------------------
COMMON STOCK               At beginning and end of period (a)                    $   841     $   841     $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL      At beginning of period                                    452         504         491
                           Preferred stock reacquired                                  -          (2)          -
                           Stockholder's contribution                                100           -          13
                           Return of stockholder's contribution                      (50)         (50)         -
                                                                                --------------------------------

                             At end of period                                        502         452         504
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL        At beginning of period                                     58          37          29
                           Change in unrealized investment - gain (b)                 10          21           8
                                                                                --------------------------------

                             At end of period                                         68          58          37
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS          At beginning of period                                    363         297         237
                           Net income (b)                                            349         321         296
                           Cash dividends declared - Common Stock                   (241)       (218)       (200)
                           Cash dividends declared - Preferred Stock                 (19)        (25)        (28)
                           Preferred securities distributions                        (18)        (12)         (8)
                                                                                --------------------------------

                             At end of period                                        434         363         297
                                                                                --------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                 $1,845      $1,714      $1,679
================================================================================================================



(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
      Revaluation capital
        Unrealized investment - gain, net of tax of  $6, $11 and $4, respectively  $  10      $   21      $    8

      Net income                                                                     349         321         296
                                                                                --------------------------------

      Total Comprehensive Income                                                   $ 359      $  342      $  304

                                                                                ================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1:   CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income.

ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 2). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. It records cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1998, 3.6 percent for 1997 and 3.5 percent for 1996. The composite rate for gas utility plant was 4.2 percent for 1998, 4.1 percent for 1997 and 4.2 percent for 1996. The composite rate for other plant and property was 7.4 percent for 1998,
8.2 percent for 1997 and 5.5 percent for 1996.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At December 31, 1998, Consumers had a recorded liability to the DOE of $117 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. A decision was issued by the court in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998 is intended to produce specific monetary relief for the DOE's failure to comply. In January 1999, federal legislation was reintroduced in the House of Representatives to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Similar legislation is expected to be reintroduced in the Senate.

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In 1996, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock and Palisades to be $344 million and $599 million (in 1998 dollars), respectively. Consumers filed with the MPSC in March 1998 site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The revised estimated decommissioning costs for Big Rock and Palisades are $304 million and $541 million (in 1998 dollars), respectively. The decreases in cost from previous estimates are principally due to the Big Rock immediate dismantlement and reductions in decommissioning costs. Consumers has determined that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants and anticipates a new MPSC order in early 1999. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $719 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 1998, Consumers had an investment in nuclear decommissioning trust funds of $376 million for Palisades and $181 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and may take five to ten years to return the site to its original condition. Consumers has spent $75 million for the decommissioning and withdrew $68 million from the Big Rock nuclear decommissioning trust fund.

RECLASSIFICATIONS: Consumers has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

RELATED-PARTY TRANSACTIONS: Consumers' investment in Enterprises' preferred stock was $150 million at December 31, 1998 and $200 million at December 31, 1997. Beginning in 1997, Enterprises commenced a five-year redemption program of $50 million per year. In addition, Consumers has an investment in three million shares of CMS Energy Common Stock with a fair value totaling $142 million at December 31, 1998 (see Note 5). From these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $14 million, $17 million, and $17 million in 1998, 1997 and 1996 respectively. In addition, Consumers recovered $7 million of interest income in 1997 related to the sale of land to an affiliate.

Consumers purchases a portion of its gas from CMS Oil and Gas. The purchases for the years ended 1998, 1997 and 1996 were $24 million, $25 million and $24 million, respectively. In 1998, 1997 and 1996, Consumers purchased $51 million, $51 million and $50 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $13 million, each year, for 1998, 1997 and 1996. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. SFAS 121 imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets will be recovered.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are being recovered through rates over periods of up to 14 years.


                                                                            In Millions
---------------------------------------------------------------------------------------
December 31                                                     1998               1997
---------------------------------------------------------------------------------------
Postretirement benefits (Note 7)                               $ 397              $ 429
Income taxes (Note 4)                                            148                172
Abandoned Midland project                                         71                 93
Manufactured gas plant sites (Note 2)                             48                 47
DSM - deferred costs                                              32                 46
Uranium enrichment facility                                       20                 22
Other                                                             38                 28
                                                               ------------------------

Total regulatory assets                                        $ 754              $ 837
=======================================================================================

Income taxes (Note 4)                                          $(235)             $(226)
DSM - deferred revenue                                           (24)               (24)
                                                               ------------------------

Total regulatory liabilities                                   $(259)             $(250)
=======================================================================================


Consumers anticipates that it will discontinue application of SFAS 71 for the generation segment of its business in the first quarter of 1999 as Consumers is now preparing to implement electric customer direct access.

RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS: Consumers and its subsidiaries use derivative instrument including swaps and options, to manage exposure to fluctuations in interest rates and commodity prices, respectively. To qualify for hedge accounting, derivatives must meet the following criteria:
1) the item to be hedged exposes the enterprise to price and interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counter parties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counter parties. The risk of nonperformance by the counter parties is considered remote.

Consumers enters into interest rate swap agreements to exchange variable rate interest payment obligations for fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt in order to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss.

Consumers has entered into and will enter into electric option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

OTHER: For significant accounting policies regarding income taxes, see Note 4; for executive incentive compensation, see Note 6; and for pensions and other postretirement benefits, see Note 7.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In 1998 Consumers implemented SFAS 130, Reporting Comprehensive Income, SFAS 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Equity adjustments related to unrealized investment gains and losses (net of tax), along with consolidated net income, comprise comprehensive income. SFAS 131 and 132 require expanded disclosure concerning segments of an enterprise and pension and other postretirement benefits, see Notes 7 and 10.

CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income by $66 million, and earnings, net of tax, by $43 million. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects, and in 1997 the EPA revised these standards. It is probable that the 1997 standards will result in further limitations on small particulate- related emissions.

In September 1998, based upon the 1997 standards, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as

Consumers' generating units, can anticipate a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan has one year to submit an implementation plan. The State of Michigan has filed a lawsuit objecting to the extent of the required emission reductions. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision. If a court were to order the EPA to adopt the State of Michigan's position, compliance costs could be less than the preliminary estimated amounts.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million, plus $10 million per year for operation and maintenance costs. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2003. Consumers may need an equivalent amount of capital expenditures and operation and maintenance costs to comply with the new small particulate standards.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Clean Air Act, Consumers incurred capital expenditures totaling $55 million to install equipment at certain generating units. Consumers estimates an additional $16 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At December 31, 1998, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs will constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.


ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). Consumers has filed a motion to dismiss and is awaiting a court ruling on this motion. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by mid-January 1999 and Consumers expects the remaining amount to begin by the end of the first quarter of 1999.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. No retail wheeling has yet occurred pursuant to that program. In October 1998, the Michigan Supreme Court issued an order granting Consumers' application for leave to appeal. A decision by the Michigan Supreme Court in this matter may be issued in mid-1999.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: 1) recovery of estimated Transition Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of direct-access in 1998; 3) suspension of the PSCR clause as discussed below; and 4) all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a direct-access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing direct access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the direct-access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain direct-access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer load to customers purchasing their power from other sources over the 1998-2001 period. Subsequent to year-end, Consumers received MPSC electric restructuring orders which generally supported Consumers' implementation plan. Accordingly, Consumers is now preparing to implement electric customer direct access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. Consumers cannot predict the outcome of electric restructuring on Consumers' financial position, liquidity, or results of operations.

In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to 1,240 MW of contract capacity and associated energy being purchased from the MCV Partnership. Subsequent to year-end, Consumers signed a tentative long-term power sales agreement with PECO Energy Company
(PECO). This transaction is subject to obtaining satisfactory rate-making and accounting treatment and regulatory rulings. In an order issued in 1998, the MPSC delayed its consideration of the bidding process until a definitive agreement was signed (subject to review by the MPSC), but stated that

Consumers' approach offers a legitimate way to utilize independent market forces to determine the above-market or stranded portion of Consumers' obligations under the PPA with the MCV Partnership. Consumers anticipates that its regulatory filings will be made with the MPSC for consideration by the end of the first quarter of 1999.

As a result of a 1998 MPSC order in connection with the electric restructuring program, Consumers' ability to recover certain costs pursuant to the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to Consumers' customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers is purchasing energy options and contracting to buy electricity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for a 16 percent to 21 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.


OTHER ELECTRIC UNCERTAINTIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Year Ended December 31                           1998                           1997                          1996
------------------------------------------------------------------------------------------------------------------
Pretax operating income                           $49                            $46                           $40
Income taxes and other                             15                             14                            11
                                                  ----------------------------------------------------------------

Net income                                        $34                            $32                           $29
==================================================================================================================

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay a levelized average capacity charge, based on the MCV Facility's availability, of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level. This adjustment is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.
Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At December 31, 1998 and December 31, 1997, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $110 million and $117 million, respectively. At December 31, 1998, the undiscounted after-tax amount associated with this liability totaled $164 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility was available 99.4 percent of the time in 1998, Consumers has an accumulated unrecovered after-tax shortfall of $10 million as of December 31, 1998. If the MCV Facility was to be available to generate electricity at the expected 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                         1999         2000         2001         2002          2003
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries, net of tax                $22          $21          $20           $19         $18
==================================================================================================================

If the MCV Facility operates at availability levels above management's estimate over the remainder of the PPA, Consumers will need to recognize additional losses for future underrecoveries. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management will continue to evaluate the adequacy of the contract loss liability considering actual MCV Facility operations and the potential sale of the PPA.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.


NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended the assessment process for all licensees in 1998.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades and plans to load five additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL; $88 million per occurrence, limited to a maximum installment payment of $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments, of $380 million for 1999, $385 million for 2000, and $385 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 1999 to 2004. Consumers enters into long-term contracts for approximately 50 - 75 percent of its annual coal requirements. In 1998 coal purchases totaled $246 million of which $161 million (60 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of December 31, 1998, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier in direct competition with Consumers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of December 31, 1998, more than 102,000 customers chose alternative gas suppliers, representing approximately 24.1 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' gas cost recovery clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with gas price increases. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At December 31, 1998, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 15 percent of its 1999 requirements; 45 percent of its 2000 requirements; and 45 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $123 million for 1999, $125 million for 2000, and $120 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

In addition to the matters disclosed in this note, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Consumers has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position, liquidity, or results of operations.

COMMITMENTS FOR GAS SUPPLIES: Consumers entered into gas supply contracts and transportation contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1999 to 2003. Consumers' 1998 gas requirements totaled 210 bcf at a cost of $565 million, 70 percent of which was under long-term contracts for one year or more. As of the end of 1998, Consumers had 85 percent of its 1999 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At February 1, 1999, Consumers had FERC authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes respectively.

SHORT-TERM FINANCINGS: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1998, a total of $215 million was outstanding at a weighted average interest rate of 5.8 percent, compared with $377 million outstanding at December 31, 1997, at a weighted average interest rate of 6.5 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1998 and 1997, receivables sold under the program totaled $306 million and $335 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

LONG-TERM FINANCINGS: Consumers issued a total of $1.075 billion of senior notes throughout 1998 at varying interest rates between 6.2 percent and 6.875 percent, principal amounts between $150 million and $250 million, and maturities from 2008 to 2028. The senior notes are secured by Consumers First Mortgage Bonds issued contemporaneously in similar amounts and one series of senior notes also is secured by an insurance policy. Consumers also issued long-term bank debt of $225 million in May 1998, maturing in 2001 to 2003, at an initial interest rate of 6.05 percent. Proceeds from these issuances were used primarily to pay down $627 million of First Mortgage Bonds and $450 million of long-term bank debt, as well as for general corporate purposes. For detailed information about long-term financing, see the Consolidated Statements of Long-Term Debt.

In 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan. At December 31, 1998 and 1997 the loan had a weighted average interest rate of 5.8 percent and 6.3 percent, respectively. In October 1997, Michigan Gas Storage entered into a $15 million variable-to-fixed interest rate swap at 6.2 percent in order to reduce the impact of interest rate fluctuations. The swap agreement terminates on September 30, 2003. After taking into account the effect of the swap, the weighted average interest rate on the long-term loan for the year ended December 31, 1998 was 6.7 percent.

FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

PREFERRED SECURITIES: Consumers has 4 million shares of 8.36 percent Trust Preferred Securities which were sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. Consumers has 4.8 million shares of 8.2 percent Trust Preferred Securities which were sold through Consumers Energy Company Financing

II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities.

OTHER: Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding, secured by irrevocable letters of credit, first mortgage bonds, and an insurance policy. These bonds had a weighted average interest rate of 5.2 percent at December 31, 1998.

Under the provisions of its Articles of Incorporation, Consumers had $300 million of unrestricted retained earnings available to pay common dividends at December 31, 1998. In January 1999, Consumers declared and paid a $97 million common dividend.


4:   INCOME TAXES

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers practices full deferred tax accounting for temporary differences as authorized by the MPSC.

Consumers used ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                               1998               1997               1996
----------------------------------------------------------------------------------------------------------------
Current federal income taxes                                          $138               $139               $102
Deferred income taxes, includes $23 for 1998 change
 in accounting (Note 1)                                                 36                 23                 58
Deferred ITC, net                                                      (16)               (10)               (10)
                                                                     -------------------------------------------

                                                                      $158               $152               $150
================================================================================================================

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
December 31                                                                             1998                1997
----------------------------------------------------------------------------------------------------------------
Property                                                                           $    (563)          $    (569)
Unconsolidated investments                                                              (248)               (246)
Postretirement benefits (Note 7)                                                        (139)               (150)
Abandoned Midland project                                                                (25)                (33)
Employee benefit obligations, includes postretirement benefits
 of $139 and $153 (Note 7)                                                               172                 184
Power purchases (Note 2)                                                                  59                  66
AMT carryforward                                                                          64                  74
Other                                                                                      5                   8
                                                                                   -----------------------------

                                                                                    $   (675)           $   (666)
================================================================================================================

Gross deferred tax liabilities                                                       $(1,377)            $(1,372)
Gross deferred tax assets                                                                702                 706
                                                                                    ----------------------------

                                                                                    $   (675)           $   (666)
================================================================================================================

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:



                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            1998                 1997                1996
----------------------------------------------------------------------------------------------------------------
Net income                                                        $ 349                $ 321               $ 296
Income tax expense, includes $23 for 1998 change
 in accounting (Note 1)                                             158                  152                 150
Preferred securities distributions                                  (18)                 (12)                 (8)
                                                                  ----------------------------------------------

Pretax income                                                       489                  461                 438
Statutory federal income tax rate                                  x 35%                x 35%               x 35%
                                                                  ----------------------------------------------
Expected income tax expense                                         171                  161                 153
Increase (decrease) in taxes from
  Capitalized overheads previously flowed through                     5                    5                   5
  Differences in book and tax depreciation
   not previously deferred                                           14                   14                  13
  ITC amortization/adjustments                                      (16)                 (10)                (10)
  Affiliated companies' dividends                                    (5)                  (6)                 (6)
  Other, net                                                        (11)                 (12)                 (5)
                                                                 -----------------------------------------------

Actual income tax expense                                         $ 158                $ 152               $ 150
================================================================================================================

Effective tax rate                                                 32.3%                32.9%               34.2%
================================================================================================================

5:   FINANCIAL INSTRUMENTS

The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments, except as shown below, approximate fair value.

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
December 31                                           1998                                  1997
---------------------------------------------------------------------------------------------------------------
                                                       Fair    Unrealized                   Fair     Unrealized
Available-for-sale securities                Cost     Value          Gain         Cost     Value           Gain
---------------------------------------------------------------------------------------------------------------

Common stock of CMS Energy                 $  43     $ 142          $  99        $  43     $ 129          $  86
SERP                                          18        25              7           21        24              3
Nuclear decommissioning
 investments (a)                             425       557            132          405       486             81
===============================================================================================================

(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

The carrying amount of long-term debt was $2.0 billion at December 31, 1998 and $1.4 billion at December 31, 1997, and the fair values were $2.0 billion and $1.4 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.


6:   EXECUTIVE INCENTIVE COMPENSATION

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to common stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than three percent of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 1998, awards of up to 681,603 shares of CMS Energy Common Stock and 138,780 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1998, 226,601 of the 328,351 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives. At December 31, 1998 all of the 30,490 restricted shares of Class G Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.


                                                  Restricted
                                                       Stock                              Options
----------------------------------------------------------------------------------------------------------------
                                                      Number                    Number        Weighted Average
CMS ENERGY COMMON STOCK                            of Shares                 of Shares          Exercise Price
----------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1996                       269,053                   805,750                 $ 24.93
  Granted                                             84,760                   138,520                 $ 30.63
  Exercised or Issued                                (50,925)                 (169,525)                $ 21.72
  Forfeited                                          (25,522)                        -
  Expired                                                  -                   (12,000)                $ 32.88
                                               ---------------------------------------------------------------

Outstanding at December 31, 1996                     277,366                   762,745                 $ 26.55
  Granted                                            165,942                   152,352                 $ 35.97
  Exercised or Issued                                (73,375)                 (377,317)                $ 27.21
  Forfeited                                          (59,582)                        -
                                                    ----------------------------------------------------------

Outstanding at December 31, 1997                     310,351                   537,780                 $ 28.84
  Granted                                             92,319                   116,164                 $ 43.38
  Exercised or Issued                                (74,319)                 (123,288)                $ 28.05
                                                     ---------------------------------------------------------

Outstanding at December 31, 1998                     328,351                   530,656                 $ 32.21
==============================================================================================================


                                                  Restricted
                                                       Stock                              Options
--------------------------------------------------------------------------------------------------------------
                                                      Number                    Number        Weighted Average
CLASS G COMMON STOCK                               of Shares                 of Shares          Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1996                         6,924                    10,000                 $ 17.88
  Granted                                              9,423                    11,000                 $ 17.88
                                                      --------------------------------------------------------

Outstanding at December 31, 1996                      16,347                    21,000                 $ 17.88
  Granted                                              8,784                    12,000                 $ 20.24
  Exercised or Issued                                 (1,385)                   (5,000)                $ 17.88
  Forfeited                                           (3,955)                        -
                                                      --------------------------------------------------------

Outstanding at December 31, 1997                      19,791                    28,000                 $ 18.89
  Granted                                             14,720                    45,900                 $ 24.50
  Exercised or Issued                                 (4,021)                        -
                                                      --------------------------------------------------------

Outstanding at December 31, 1998                      30,490                    73,900                 $ 22.37
==============================================================================================================

The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 1998:


                                                      Number                  Weighted                  Weighted
           Range of                                of Shares                   Average                   Average
    Exercise Prices                              Outstanding            Remaining Life            Exercise Price
----------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock
    $17.13 - $24.75                                  135,433                4.93 years                    $21.87
    $26.25 - $33.88                                  176,659                4.10 years                    $30.60
    $35.94 - $43.38                                  218,564                9.10 years                    $39.91
----------------------------------------------------------------------------------------------------------------

    $17.13 - $43.38                                  530,656                6.37 years                    $32.21
================================================================================================================



                                                      Number                  Weighted                  Weighted
           Range of                                of Shares                   Average                   Average
    Exercise Prices                              Outstanding            Remaining Life            Exercise Price
----------------------------------------------------------------------------------------------------------------
Class G Common Stock
    $17.88 - $19.44                                   25,500                7.62 years                    $18.46
    $23.31 - $24.50                                   48,400                9.60 years                    $24.44
    ------------------------------------------------------------------------------------------------------------

    $17.88 - $24.50                                   73,900                8.92 years                    $22.37
================================================================================================================

The weighted average fair value of options granted for CMS Energy Common Stock was $6.43 in 1998, $6.38 in 1997, and $6.94 in 1996. The weighted average fair value of options granted for Class G Common Stock was $3.03 in 1998, $1.87 in 1997 and $1.59 in 1996. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:


Years Ended December 31                                                  1998              1997             1996
----------------------------------------------------------------------------------------------------------------

CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                                               5.45%             6.06%            6.63%
  Expected stock price volatility                                      15.93%            17.43%           24.08%
  Expected dividend rate                                             $   .33           $   .30          $   .27
  Expected option life                                               4 years           5 years          5 years

CLASS G COMMON STOCK OPTIONS
  Risk-free interest rate                                               5.44%             6.06%            6.63%
  Expected stock price volatility                                      20.02%            18.05%           16.19%
  Expected dividend rate                                             $  .325           $   .31          $  .295
  Expected option life                                               5 years           5 years          5 years
================================================================================================================

Consumers applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, Consumers' net income would have decreased by less than $1 million for 1998, 1997 and 1996. The compensation cost charged against income for restricted stock was $4 million in 1998, $2 million in 1997, and $1 million in 1996.


7:   RETIREMENT BENEFITS

Consumers provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan, and a defined contribution 401(k) plan.

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates which were not distinguishable from the plan's total assets.

Weighted-Average Assumptions


--------------------------------------------------------------------------------------------------------------
                                                       Pension & SERP                       OPEB
Years Ended December 31                 1998              1997              1996      1998      1997      1996
--------------------------------------------------------------------------------------------------------------

Discount rate                          7.00%             7.50%             7.75%     7.00%     7.50%     7.75%
Expected long-term rate
 of return on plan assets              9.25%             9.25%             9.25%     7.00%     7.00%     7.00%
Rate of compensation increase:
  Pension - to age 45                  5.25%             5.25%             5.50%
          - age 45 to
            assumed retirement         3.75%             3.75%             4.00%
  SERP                                 5.50%             5.50%             5.50%
==============================================================================================================

Retiree health care costs at December 31, 1998 are based on the assumption that costs would increase 6.5 percent in 1999, then decrease gradually to 5.5 percent in 2005 and thereafter.

CMS Energy's Net Pension Plan, Consumers' SERP and OPEB benefit costs consist of:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                         Pension & SERP                 OPEB
Years Ended December 31                                     1998     1997     1996         1998     1997    1996
----------------------------------------------------------------------------------------------------------------
Service cost                                                $ 26     $ 25     $ 25          $10      $ 9    $ 12
Interest expense                                              61       60       57           42       40      41
Expected return on plan assets                               (73)     (70)     (68)         (17)     (12)     (6)
Amortization of unrecognized transition (asset)               (5)      (5)      (5)           -        -       -
Amortization of prior service cost                             4        4        4           (1)       -       -
                                                            ----------------------------------------------------
Net periodic pension and
 postretirement benefit cost                                 $13      $14      $13          $34      $37     $47
================================================================================================================

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                                    In Millions
                                                                         One Percentage           One Percentage
                                                                         Point Increase           Point Decrease
----------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                              $ 9                      $ (7)
Effect on postretirement benefit obligation                                       $90                      $(75)
===============================================================================================================

The funded status of the CMS Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                          Pension Plan            SERP                  OPEB
                                                        1998     1997         1998    1997          1998    1997
----------------------------------------------------------------------------------------------------------------
Benefit obligation January 1                           $ 792    $ 734         $ 18    $ 21         $ 570   $ 575
Service cost                                              25       24            1       1            10       9
Interest cost                                             60       59            1       1            42      40
Plan amendments                                            -        -            -       -             -      (7)
Actuarial loss (gain)                                     76       36            2      (4)           49     (21)
Benefits paid                                            (79)     (61)          (1)     (1)          (28)    (26)
                                                       ---------------------------------------------------------
Benefit obligation December 31                           874      792           21      18           643     570
                                                       ---------------------------------------------------------

Plan assets at fair value at January 1                   882      779            -       -           219     134
Actual return on plan assets                             167      164            -       -            54      37
Company contribution                                       -        -            -       -            48      48
Actual benefits paid                                     (79)     (61)           -       -             -       -
                                                       ---------------------------------------------------------
Plan assets at fair
 value at December 31                                    970(a)   882(a)         -       -           321     219
                                                       ---------------------------------------------------------

Benefit obligation less than
 (in excess of) plan assets                               96       90          (21)    (18)         (322)   (351)
Unrecognized net (gain) loss from
 experience different than assumed                      (176)    (157)           4       3           (71)    (84)
Unrecognized prior service cost                           31       35            1       1            (1)     (1)

Unrecognized net transition (asset) obligation           (16)     (22)           -       -             -       -
                                                       ---------------------------------------------------------

Recorded liability                                     $ (65)   $ (54)        $(16)   $(14)       $(394)  $(436)
================================================================================================================

(a) Primarily stocks and bonds, including $168 million in 1998 and $153 million in 1997 of CMS Energy Common Stock.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1998 and 1997, trust assets were $25 million and $24 million, respectively, and were classified as other non-current assets. The accumulated benefit obligation for SERP was $14 million in 1998 and $12 million in 1997.

Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $15 million in 1998, $18 million in 1997, and $17 million in 1996.

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Consumers adopted the required accounting for postretirement benefits effective in 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 1, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. At December 31, 1998, Consumers had a recorded FERC regulatory asset and liability of $6 million. The FERC has authorized recovery of these costs.

8:   LEASES

Consumers leases various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 2000, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $72 million as of December 31, 1998. Consumers generally is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1998, were:


                                                                                           In Millions
------------------------------------------------------------------------------------------------------
                                                        Capital Leases                Operating Leases
------------------------------------------------------------------------------------------------------
1999                                                             $  44                           $  12
2000                                                                69                              11
2001                                                                16                              10
2002                                                                15                               9
2003                                                                12                               9
2004 and thereafter                                                  9                              86
                                                                 -------------------------------------
Total minimum lease payments                                       165                           $ 137
                                                                                                 =====
Less imputed interest                                               32
                                                                 -----
Present value of net minimum lease payments                        133
Less current portion                                                33
                                                                 -----
Non-current portion                                              $ 100
======================================================================================================

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1998, 1997 and 1996, were $11 million, $3 million and $3 million, respectively.

Capital lease expenses for the years ended December 31, 1998, 1997 and 1996 were $41 million, $49 million and $45 million, respectively. Included in these amounts for the years ended 1998, 1997 and 1996, are nuclear fuel lease expenses of $23 million, $31 million and $25 million, respectively.

9:   JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. The direct expenses of the joint plants are included in Consumers' operating expenses. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                          Net Investment                Accumulated   Depreciation
December 31                                       1998              1997                   1998               1997
------------------------------------------------------------------------------------------------------------------
Campbell Unit 3 - 93.3 percent                    $299              $314                  $279                $265
Ludington - 51 percent                             106               112                    94                  88
Transmission lines - various                        33                34                    15                  14
==================================================================================================================


10:   REPORTABLE SEGMENTS

Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation, transmission and distribution of electricity. The gas segment consists of regulated activities associated with the production, transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. These amounts include earnings from investments accounted for by the equity method of $50 million, $49 million and $42 million for 1998, 1997 and 1996, respectively. Investment in equity method investees is $449 million, $420 million and $374 million for 1998, 1997 and 1996, respectively. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment. Other segment information follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                             1998                  1997                1996
------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization
  Electric                                                       $   304               $   296             $   282
  Gas                                                                 97                    93                  87
  Other                                                                2                     2                   2
                                                                 -------------------------------------------------

                                                                 $   403               $   391             $   371
==================================================================================================================

Total assets
  Electric (a)                                                   $ 4,640               $ 4,472             $ 4,505
  Gas (a)                                                          1,726                 1,644               1,709
  Other                                                              797                   833                 811
                                                                 -------------------------------------------------

                                                                 $ 7,163               $ 6,949             $ 7,025
==================================================================================================================

Capital expenditures (b)
  Electric                                                       $   331               $   255             $   310
  Gas                                                                114                   116                 137
                                                                 -------------------------------------------------

                                                                 $   445               $   371             $   447
==================================================================================================================

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes electric restructuring implementation plan, capital leases for nuclear fuel and other assets and electric DSM costs (see Consolidated Statements of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.


11:   SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY
      SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 1998 obligation to purchase electric capacity from the MCV Partnership was 15.5 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1998           1997              1996
-------------------------------------------------------------------------------------------------------------------
Operating revenue (a)                                                        $ 627          $ 652             $ 645
Operating expenses                                                             405            435               417
                                                                             --------------------------------------

Operating income                                                               222            217               228
Other expense, net                                                             142            154               162
                                                                             --------------------------------------

Net income before cumulative effect of accounting change                        80             63                66
Cumulative effect of change in method of accounting for property tax             -             15                 -
                                                                             --------------------------------------

Net income                                                                   $  80          $  78            $   66
===================================================================================================================

BALANCE SHEETS (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                     1998         1997                                                1998          1997
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                        LIABILITIES AND EQUITY
  Current assets (b)          $  341       $  362              Current liabilities             $  204        $  285
  Plant, net                   1,773        1,820              Noncurrent liabilities (c)       1,725         1,789
  Other assets                   173          169              Partners' equity (d)               358           277
                              -------------------                                              --------------------

                              $2,287       $2,351                                              $2,287        $2,351
===================================================================================================================

(a) Revenue from Consumers totaled $584 million, $609 million and $598 million for 1998, 1997, and 1996, respectively.

(b) Receivables from Consumers totaled $49 million and $54 million, at December 31, 1998 and 1997, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1998 and 1997, lease obligations of $1.41 billion and $1.52 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1998 lease payments was $59 million and $49 million, respectively, and for the 1997 lease payments was $62 million and $28 million, respectively. The lease payments service $907 million and $1,016 million in non-recourse debt outstanding as of December 31, 1998 and 1997, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1998 and 1997, the owner-trust made debt payments (including interest) of $233 million and $192 million, respectively. FMLP's earnings for 1998, 1997, and 1996 were $23 million, $20 million, and $17 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until certain financial test requirements are met. Consumers does not anticipate receiving a cash distribution in the near future.

12:   SUPPLEMENTAL CASH FLOW INFORMATION

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:



                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1998              1997            1996
----------------------------------------------------------------------------------------------------------------
Sale of receivables, net                                                 $ (29)             $ 17            $ 23
Accounts receivable                                                          7                31              12
Accrued revenue                                                            (12)               20             (49)
Inventories                                                                (34)              (10)              8
Accounts payable                                                            19               (30)             17
Accrued refunds                                                             (1)                4             (14)
Other current assets and liabilities, net                                   (3)               22              (9)
Non-current deferred amounts, net                                            2                38              20
                                                                         ---------------------------------------
                                                                         $ (51)             $ 92            $  8
================================================================================================================

                               ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants





To Consumers Energy Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 1998, Consumers Energy Company changed its method of accounting for property taxes.

                                                      Arthur Andersen LLP

Detroit, Michigan,
   January 26, 1999 (except with respect to the matter disclosed in Note 2, "Electric Rate Matters", as to which the date is March 29, 1999).

QUARTERLY FINANCIAL INFORMATION                         CONSUMERS ENERGY COMPANY

                                                                     In Millions


                                             1998 (Unaudited)                              1997 (Unaudited)

Quarters Ended                  March 31    June 30   Sept. 30    Dec. 31     March 31   June 30   Sept. 30   Dec. 31
---------------------------------------------------------------------------------------------------------------------

Operating revenue               $1,052       $832       $860       $965       $1,127       $829       $799    $1,014

Pretax operating income         $  183       $141       $171       $154       $  193       $137       $149    $  154

Net income before cumulative
 effect of change in accounting
 principle                      $   69       $ 69       $ 86       $ 82       $   97       $ 63       $ 80    $   81

Cumulative effect of change
 in accounting for property
 taxes, net of $23 tax          $   43          -          -          -            -          -          -         -

Net income                      $  112       $ 69       $ 86       $ 82       $   97       $ 63       $ 80    $   81

Preferred stock dividends       $    5       $  5       $  5       $  4       $    7       $  7       $  6    $    5

Preferred securities
 distributions                  $    5       $  4       $  4       $  5       $    2       $  2       $  3    $    5

Net income available to
 common stockholder             $   102      $  60      $  77      $  73      $   88       $ 54       $ 71    $   71
---------------------------------------------------------------------------------------------------------------------

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS ENERGY

None for CMS Energy.

CONSUMERS

None for Consumers.

                                    PART III
                          (ITEMS 10., 11., 12. AND 13.)
CMS ENERGY

CMS Energy's definitive proxy statement, except for the organization and compensation committee report contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.

CONSUMERS

Consumers' definitive information statement, except for the organization and compensation committee report contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.


                                     PART IV
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Public Accountants for CMS Energy and Consumers are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for CMS Energy and Consumers are listed after Item (c) below and are incorporated by reference herein.

(b)     Reports on Form 8-K for CMS Energy and Consumers.

        CMS ENERGY

        Current Reports dated October 2, November 2, and December 30, 1998 covering matters reported pursuant to Item 5. Other Events.

        CONSUMERS

        None.

(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

CMS ENERGY AND CONSUMERS EXHIBITS


               Previously Filed
             --------------------
             With File  As Exhibit
Exhibits     Number     Number                Description
--------------------------------------------------------------------------------------------------------------

(3)(a)       33-60007       (3)(i)       -    Restated Articles of Incorporation of CMS Energy.
(3)(b)       1-9513         (3)(b)       -    By-Laws of CMS Energy. (1994 Form 10-K)
(3)(c)       1-5611         (3)(c)       -    Certificate of Amendment to the Articles of Incorporation dated
                                              March 10, 1997 and Restated Articles of Incorporation dated
                                              March 25, 1994. (1996 Form 10-K)
(3)(d)       1-5611         (3)(d)       -    By-Laws of Consumers. (1996 Form 10-K)
(4)(a)       2-65973        (b)(1)-4     -    Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust
                                              Company), as Trustee, including therein indentures
                                              supplemental thereto through the Forty-third Supplemental
                                              Indenture dated as of May 1, 1979.
                                              Indentures Supplemental thereto:
             33-31866       (4)(d)       -    67th 11/15/89
             33-41126       (4)(c)       -    68th 06/15/93
             1-5611         (4)          -    69th 09/15/93 (Form 8-K dated Sep. 21, 1993)
             1-5611         (4)(a)       -    70th 02/01/98 (1997 Form 10-K)
             1-5611         (4)(a)       -    71st 03/06/98 (1997 Form 10-K)
             1-5611         (4)(b)       -    72nd 05/01/98 (1st Qtr. 1998 Form 10-Q)
             333-58943      (4)(d)       -    73rd 06/15/98
             1-5611         (4)(b)       -    74th 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(b)       1-5611         (4)(b)       -    Indenture dated as of January 1, 1996 between Consumers and
                                              The Bank of New York, as Trustee. (1995 Form 10-K).
                                         -    Indentures Supplemental thereto:
             1-5611         (4)(b)       -    1st 01/18/96 (1995 Form 10-K)
             1-5611         (4)(a)       -    2nd 09/04/97 (3rd qtr 1997 Form 10-Q)
(4)(c)       1-5611         (4)(c)       -    Indenture dated as of February 1, 1998 between Consumers and
                                              The Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
             1.5611         (4)(a)       -    1st 05/01/98 (1st Qtr. 1998 Form 10-Q)
             333-58943      (4)(b)       -    2nd 06/15/98
             1-5611         (4)(a)       -    3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(d)       33-47629       (4)(a)       -    Indenture dated as of September 15, 1992 between
                                              CMS Energy and NBD Bank, as Trustee.
                                         -    Indentures Supplemental thereto:
             1-9513         (4)          -    3rd 05/06/97 (1st qtr 1997 Form 10-Q)
             333-37241      (4)(a)       -    4th 09/26/97
             1-9513         (4)(b)       -    5th 11/04/97 (3rd qtr 1997 Form 10-Q)
             1-9513         (4)(d)       -    6th 01/13/98 (1997 Form 10-K)
(4)(d)(i)                                -    7th 01/25/99
(4)(d)(ii)                               -    8th 02/03/99
(4)(e)       1-9513         (4a)         -    Indenture between CMS Energy and The Chase Manhattan
                                              Bank, as Trustee, dated as of January 15, 1994. (Form 8-K
                                              dated March 29, 1994)
                                         -    Indentures Supplemental thereto:

                Previously Filed
              --------------------
              With File    As Exhibit
Exhibits      Number       Number              Description
------------------------------------------------------------------------------------------------------------
              1-9513       (4b)            -   1st 01/20/94 (Form 8-K dated March 29, 1994)
              1-9513       (4)             -   2nd 03/19/96 (1st qtr 1996 Form 10-Q)
              1-9513       (4)(a)(iv)      -   3rd 03/17/97 (Form 8-K dated May 1, 1997)
              333-36115    (4)(d)          -   4th 09/17/97
              333-63229    (4)(c)          -   5th 08/26/98
(4)(f)        1-9513       (4a)            -   Indenture dated as of June 1, 1997, between CMS Energy and
                                               The Bank of New York, as trustee. (Form 8-K dated July 1,
                                               1997)
                                               Indentures Supplemental thereto:
              1-9513       (4b)            -   1st 06/20/97 (Form 8-K dated July 1, 1997)
(10)(a)                                        Underwriting Agreement dated January 20, 1999.
(10)(b)       1-9513       (4)             -   Credit Agreement dated as of July 2, 1997, among CMS
                                               Energy, the Administrative Agent, Collateral Agent,
                                               Documentation Agent, Syndication Agent, Co-Agents
                                               and Lead Manager, all as defined therein, and the
                                               Exhibits and Schedules thereto. (2nd qtr 1997 Form
                                               10-Q)
              333-637229   (4)(f)          -   1st Amendment dated 01/30/98
10(b)(i)                                       2nd Amendment dated 11/02/98
(10)(c)       1-5611       (10)            -   Credit Agreement dated as of July 14, 1995 among Consumers, the Banks named therein and the First National Bank of
                                               Chicago, as Administrative Agent.
(10)(d)       1-9513       (10)(c)         -   Employment Agreement dated as of August 1, 1990 among
                                               Consumers, CMS Energy and William T. McCormick, Jr.
                                               (1990 Form 10-K)
(10)(e)       1-5611       (10)(i)         -   Employment Agreement effective as of June 15, 1988 among
                                               Consumers, CMS Energy and Victor J. Fryling, (1988
                                               Form 10-K)
(10)(f)       1-5611       (10)(f)         -   Employment Agreement dated May 26, 1989 between
                                               Consumers and Michael G. Morris. (1990 Form 10-K)
(10)(g)       1-5611       (10)(h)         -   Employment Agreement dated May 26, 1989 between
                                               Consumers and David A. Mikelonis. (1991 10-K)
(10)(h)       1-9513       (10)(f)         -   Employment Agreement dated May 26, 1989 among
                                               Consumers, CMS Energy and John W. Clark, (1990
                                               Form 10-K)
(10)(i)       1-5611       (10)(j)         -   Employment Agreement dated March 25, 1992 between
                                               Consumers, CMS Energy and Alan M. Wright. (1992
                                               Form 10-K)
(10)(j)       1-5611       (10)(k)         -   Employment Agreement dated March 25, 1992 between
                                               Consumers and Paul A. Elbert. (1992 10-K)
(10)(k)       1-9513       (10)            -   Employment Agreement dated January 12, 1996 between
                                               CMS Energy and Rodger A. Kershner. (1995 Form 10-K)
(10)(l)       1-9513       (10)(m)         -   Employment Agreement dated April 2, 1996 between
                                               CMS Energy and William J. Haener. (1996 Form 10-K)
(10)(m)       1-9513       (10)(n)         -   Employment Agreement dated April 4, 1996 between
                                               CMS Energy, CMS Enterprises and James W. Cook. (1996
                                               Form 10-K)

                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
----------------------------------------------------------------------------------------------------------

(10)(n)       1-5611         (10)(o)      -    Employment Agreement dated March 19, 1996 between
                                               Consumers and David W. Joos. (1996 Form 10-K)
(10)(o)       1-5611         ((10)(n)     -    Employment Agreement dated December 4, 1997 between
                                               Consumers and Robert A. Fenech. (1997 Form 10-K)
(10)(p)       1-5611         (10)(g)      -    Consumers' Executive Stock Option and Stock Appreciation
                                               Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(q)       33-61595       (4)(d)       -    CMS Energy's Performance Incentive Stock Plan effective as of December 1, 1989.
(10)(r)       1-9513         (10)(m)      -    CMS Deferred Salary Savings Plan effective January 1, 1994.
                                               (1993 Form 10-K)
(10)(s)       1-5611         (10)(n)      -    CMS Energy and Consumers Annual Executive Incentive
                                               Compensation Plan effective January 1, 1986, as amended
                                               January 1995. (1995 Form 10-K)
(10)(t)       1-5611         (10)(o)      -    Consumers' Supplemental Executive Retirement Plan effective
                                               November 1, 1990. (1993 Form 10-K)
(10)(u)       33-37977       4.1          -    Senior Trust Indenture, Leasehold Mortgage and Security
                                               Agreement dated as of June 1, 1990 between The Connecticut
                                               National Bank and United States Trust Company of New York.
                                               (MCV Partnership)
                                               Indenture Supplemental thereto:
              33-37977       4.2          -    Supplement No. 1 dated as of June 1, 1990. (MCV
                                               Partnership)
(10)(v)       1-9513         (28)(b)      -    Collateral Trust Indenture dated as of June 1, 1990 among
                                               Midland Funding Corporation I, MCV Partnership and United
                                               States Trust Company of New York, Trustee. (3rd qtr 1990
                                               Form 10-Q)
                                               Indenture Supplemental thereto:
              33-37977       4.4          -    Supplement No. 1 dated as of June 1, 1990. (MCV
                                               Partnership)
(10)(w)       1-9513         (10)(v)      -    Amended and Restated Investor Partner Tax Indemnification
                                               Agreement dated as of June 1, 1990 among Investor Partners,
                                               CMS Midland as Indemnitor and CMS Energy as Guarantor,
                                               (1990 Form 10-K)
(10)(x)       1-9513         (19)(d)**    -    Environmental Agreement dated as of June 1, 1990 made by
                                               CMS Energy to The Connecticut National Bank and Others.
                                               (1990 Form 10-K)
(10)(y)       1-9513         (10)(z)**    -    Indemnity Agreement dated as of June 1, 1990 made by
                                               CMS Energy to Midland Cogeneration Venture Limited
                                               Partnership. (1990 Form 10-K)
(10)(z)       1-9513         (10)(aa)**   -    Environmental Agreement dated as of June 1, 1990 made by CMS
                                               Energy to United States Trust Company of New York,
                                               Meridian Trust Company, each Subordinated Collateral Trust
                                               Trustee and Holders from time to time of Senior Bonds and
                                               Subordinated Bonds and Participants from time to time in
                                               Senior Bonds and Subordinated Bonds. (1990 Form 10-K)

                   Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
-----------------------------------------------------------------------------------------------------------
(10)(aa)      33-37977       10.4         -   Amended and Restated Participation Agreement dated as of
                                              June 1, 1990 among MCV Partnership, Owner Participant, The
                                              Connecticut National Bank, United States Trust Company
                                              Meridian Trust Company, Midland Funding Corporation I,
                                              Midland Funding Corporation II, MEC Development
                                              Corporation and Institutional Senior Bond Purchasers. (MCV
                                              Partnership)
              1-5611         (10)(w)      -   Amendment No. 1 dated as of July 1, 1991. (1991 Form 10-K)
(10)(bb)      33-37977       10.4         -   Power Purchase Agreement dated as of July 17, 1986 between
                                              MCV Partnership and Consumers. (MCV Partnership)
              33-37977       10.5         -   Amendments thereto: Amendment No. 1 dated September 10, 1987.
                                              (MCV Partnership)
              33-37977       10.6         -   Amendment No. 2 dated March 18, 1988. (MCV Partnership)
              33-37977       10.7         -   Amendment No. 3 dated August 28, 1989. (MCV Partnership)
              33-37977       10.8         -   Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(cc)      1-5611         (10)(y)      -   Unwind Agreement dated as of December 10, 1991 by and
                                              among CMS Energy, Midland Group, Ltd., Consumers,
                                              CMS Midland, Inc., MEC Development Corp. and
                                              CMS Midland Holdings Company. (1991 Form 10-K)
(10)(dd)      1-5611         (10)(z)      -   Stipulated AGE Release Amount Payment Agreement dated as
                                              of June 1, 1990, among CMS Energy, Consumers and The
                                              Dow Chemical Company. (1991 Form 10-K)
(10)(ee)      1-5611         (10)(aa)**   -   Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                              to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior
                                              Bonds in the MCV Sale Leaseback transaction, and MEC
                                              Development. (1991 Form 10-K)
(12)                                      -   Statements regarding computation of CMS Energy's Ratio of
                                              Earnings to Fixed Charges
(21)(a)                                   -   Subsidiaries of CMS Energy.
(21)(b)                                   -   Subsidiaries of Consumers.
(23)                                      -   Consents of experts for CMS Energy.
(24)(a)                                   -   Power of Attorney for CMS Energy.
(24)(b)                                   -   Power of Attorney for Consumers.
(27)(a)                                   -   Financial Data Schedule UT for CMS Energy.
(27)(b)                                   -   Financial Data Schedule UT for Consumers.
(99)                                      -   CMS Energy; Consumers Gas Group Financials.

---------------
** Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number           Description
--------------------------------------------------------------------------------

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page

Schedule II           Valuation and Qualifying Accounts and Reserves 1998,
                      1997 and 1996:
                       CMS Energy Corporation.............................................................   149
                       Consumers Power Company............................................................   149

Report of Independent Public Accountants
                       CMS Energy Corporation.............................................................   150
                       Consumers Power Company............................................................   150


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                             CMS ENERGY CORPORATION
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1998, 1997 and 1996
                                  (In Millions)


                                         Balance at       Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
------------------------------------------------------------------------------------------------------------------
Accumulated provision for uncollectible
 accounts (substantially all
 Consumers Energy Company):

  1998                                         $7            $12              $5         $11(a)             $13

  1997                                        $10             $8              $1         $12(a)              $7

  1996                                         $4            $21               -         $15(a)             $10
==================================================================================================================

(a) Accounts receivable written off including net uncollectible amounts of $10 in 1998, $11 in 1997 and $13 in 1996 charged directly to operating expense and credited to accounts receivable.



                            CONSUMERS ENERGY COMPANY
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1998, 1997 and 1996
                                  (In Millions)


                                         Balance at       Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
------------------------------------------------------------------------------------------------------------------
Accumulated provision for
 uncollectible accounts:

  1998                                         $6            $10               -            $11(a)           $5

  1997                                        $10             $8               -            $12(a)           $6

  1996                                         $3            $21               -            $14(a)          $10
==================================================================================================================


(a) Accounts receivable written off including net uncollectible amounts of $10 in 1998, $11 in 1997 and $13 in 1996 charged directly to operating expense and credited to accounts receivable.

                               ARTHUR ANDERSEN LLP

Report of Independent Public Accountants


To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, CMS Energy Corporation's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 26, 1999 (except with respect to the matters disclosed in Note 3, "Consumers' Electric Utility Rate Matters", and Note 19, as to which the date is March 29, 1999). Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                           Arthur Andersen LLP

Detroit, Michigan,
 January 26, 1999.

                    Report of Independent Public Accountants


To Consumers Energy Company:

We have audited in accordance with generally accepted auditing standards, Consumers Energy Company's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 26, 1999 (except with respect to the matter disclosed in Note 2, "Electric Rate Matters", as to which the date is March 29, 1999). Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                           Arthur Andersen LLP

Detroit, Michigan,
 January 26, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1999.


                                                  CMS ENERGY CORPORATION


                                           By  /s/   William T. McCormick, Jr.
                                             -----------------------------------
                                                   WILLIAM T. MCCORMICK, JR.
                                                     CHAIRMAN OF THE BOARD
                                                  AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 29th day of March 1999.


                        Signature                                                  Title
----------------------------------------------------------        -----------------------------------------

(i)   Principal executive officer:
                                                                          Chairman of the Board,
                                                                          Chief Executive Officer
          /s/  William T. McCormick, Jr.                                       and Director
----------------------------------------------------------
                WILLIAM T. MCCORMICK, JR.

(ii) Principal financial officer:
                                                                          Senior Vice President,
                                                                        and Chief Financial Officer
                     /s/ A. M. Wright
----------------------------------------------------------
                     ALAN M. WRIGHT

(iii) Controller or principal accounting officer:

                                                                     Senior Vice President, Controller
                     /s/ P. D. Hopper                                  and Chief Accounting Officer
----------------------------------------------------------
                    PRESTON D. HOPPER

(iv)  A majority of the Directors including those named above:

                 /s/ John M Deutch*                                              Director
----------------------------------------------------------
                     JOHN M. DEUTCH

                        Signature                                                  Title
----------------------------------------------------------        -----------------------------------------



               /s/ James J. Duderstadt*                                           Director
------------------------------------------------------
                   JAMES J. DUDERSTADT

                /s/ K R Flaherty*                                                 Director
------------------------------------------------------
                  KATHLEEN R. FLAHERTY

                /s/ Victor J. Fryling*                                            Director
------------------------------------------------------
                    VICTOR J. FRYLING

                /s/ Earl D. Holton*                                               Director
------------------------------------------------------
                     EARL D. HOLTON

                /s/  W. U. Parfet*                                                Director
------------------------------------------------------
                    WILLIAM U. PARFET

                /s/ Percy A. Pierre*                                              Director
------------------------------------------------------
                     PERCY A. PIERRE

                /s/  K. Whipple*                                                  Director
------------------------------------------------------
                     KENNETH WHIPPLE

                /s/ John B. Yasinsky*                                             Director
------------------------------------------------------
                    JOHN B. YASINSKY


* By            /s/ Thomas A. McNish
     -------------------------------------------------
           THOMAS A. MCNISH, ATTORNEY-IN-FACT


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1999.


                                               CONSUMERS ENERGY COMPANY


                                    By    /s/  William T. McCormick Jr.
                                      -----------------------------------------
                                               WILLIAM T. MCCORMICK, JR.
                                                 CHAIRMAN OF THE BOARD


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 29th day of March 1999.




                        Signature                                                  Title
----------------------------------------------------------        -----------------------------------------

(i)   Principal executive officer:
                                                                        Vice Chairman of the Board,
                                                                          President and Director
                  /s/  Victor J. Fryling
----------------------------------------------------------
                    VICTOR J.FRYLING

(ii) Principal financial officer:

                                                                         Senior Vice President and
                  /s/ A. M. Wright                                        Chief Financial Officer
----------------------------------------------------------
                     ALAN M. WRIGHT

(iii) Controller or principal accounting officer:

                                                                            Vice President and
                  /s/ Dennis DaPra                                              Controller
----------------------------------------------------------
                      DENNIS DAPRA

(iv)  A majority of the Directors including those named above:

                /s/  John M Deutch*                                              Director
----------------------------------------------------------
                     JOHN M. DEUTCH

                        Signature                                                  Title
----------------------------------------------------------        -----------------------------------------
             /s/   James J. Duderstadt*                                           Director
----------------------------------------------------------
                   JAMES J. DUDERSTADT

                 /s/  K R Flaherty*                                              Director
----------------------------------------------------------
                  KATHLEEN R. FLAHERTY

                /s/  Earl D. Holton*                                             Director
----------------------------------------------------------
                     EARL D. HOLTON

           /s/ William T. McCormick, Jr.*                                        Director
----------------------------------------------------------
                WILLIAM T. MCCORMICK, JR.

                  /s/ W. U. Parfet*                                              Director
----------------------------------------------------------
                    WILLIAM U. PARFET

               /s/  Percy A. Pierre*                                             Director
----------------------------------------------------------
                     PERCY A. PIERRE

                  /s/  K. Whipple*                                               Director
----------------------------------------------------------
                     KENNETH WHIPPLE

               /s/  John B. Yasinsky*                                            Director
----------------------------------------------------------
                    JOHN B. YASINSKY


*By            /s/  Thomas A. McNish
----------------------------------------------------------
           THOMAS A. MCNISH, ATTORNEY-IN-FACT

CMS ENERGY AND CONSUMERS EXHIBIT INDEX


                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
----------------------------------------------------------------------------------------------------------------------
(3)(a)        33-60007       (3)(i)       -    Restated Articles of Incorporation of CMS Energy.
(3)(b)        1-9513         (3)(b)       -    By-Laws of CMS Energy. (1994 Form 10-K)
(3)(c)        1-5611         (3)(c)       -    Certificate  of  Amendment to the Articles of Incorporation dated
                                               March 10, 1997 and Restated Articles of Incorporation dated March
                                               25, 1994 of Consumers. (1996 Form 10-K)
(3)(d)        1-5611         (3)(d)       -    By-Laws of Consumers. (1996 Form 10-K)
(4)(a)        2-65973        (b)(1)-4     -    Indenture dated as of September 1, 1945, between Consumers and
                                               Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1,
                                               1979.
                                          -    Indentures Supplemental thereto:
              33-31866       (4)(d)       -    67th 11/15/89
              33-41126       (4)(c)       -    68th 06/15/93
              1-5611         (4)          -    69th 09/15/93 (Form 8-K dated Sep. 21, 1993)
              1-5611         (4)(a)       -    70th 02/01/98 (1997 Form 10-K)
              1-5611         (4)(a)       -    71st 03/06/98 (1997 Form 10-K)
              1-5611         (4)(b)       -    72nd 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(d)       -    73rd 06/15/98
              1-5611         (4)(b)       -    74th 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(b)        1-5611         (4)(b)       -    Indenture dated as of January 1, 1996 between Consumers and The
                                               Bank of New York, as Trustee. (1995 Form 10-K)
                                          -    Indentures Supplemental thereto:
              1-5611         (4)(b)       -    1st 01/18/96 (1995 Form 10-K)
              1-5611         (4)(a)       -    2nd 09/04/97 (3rd qtr 1997 Form 10-Q)
(4)(c)        1-5611         (4)(c)       -    Indenture dated as of February 1, 1998 between Consumers and The
                                               Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
              1-5611         (4)(a)       -    1st 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(b)       -    2nd 06/15/98
              1-5611         (4)(a)       -    3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(d)        33-47629       (4)(a)       -    Indenture dated as of September 15, 1992 between CMS Energy and NBD
                                               Bank, as Trustee.
                                          -    Indentures Supplemental thereto:
              1-9513         (4)          -    3rd 05/06/97 (1st qtr 1997 Form 10-Q)
              333-37241      (4)(a)       -    4th 09/26/97
              1-9513         (4)(b)       -    5th 11/04/97 (3rd qtr 1997 Form 10-Q)
              1-9513         (4)(d)       -    6th 01/13/98 (1997 Form 10-K)
(4)(d)(i)                                 -    7th 01/25/99
(4)(d)(ii)                                -    8th 02/03/99
(4)(e)        1-9513         (4a)         -    Indenture between CMS Energy and The Chase Manhattan Bank, as
                                               Trustee, dated as of January 15, 1994. (Form 8-K dated March 29,
                                               1994)
                                          -    Indentures Supplemental thereto:
              1-9513         (4b)         -    1st 01/20/94 (Form 8-K dated March 29, 1994)
              1-9513         (4)          -    2nd 03/19/96 (1st qtr 1996 Form 10-Q)
              1-9513         (4)(a)(iv)   -    3rd 03/17/97 (Form 8-K dated May 1, 1997)




                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
----------------------------------------------------------------------------------------------------------------------
              333-36115      (4)(d)       -    4th 09/17/97
              333-63229      (4)(c)       -    5th 08/26/98
(4)(f)        1-9513         (4a)         -    Indenture dated as of June 1, 1997, between CMS Energy and The Bank of New York, as trustee. (Form 8-K dated July 1, 1997)
                                          -    Indentures Supplemental thereto:
              1-9513         (4b)         -    1st 06/20/97 (Form 8-K dated July 1, 1997)
(10)(a)                                   -    Underwriting Agreement dated January 20, 1999.
(10)(b)       1-9513         (4)          -    Credit Agreement dated as of July 2, 1997, among CMS Energy, the
                                               Administrative Agent, Collateral Agent, Documentation  Agent,
                                               Syndication Agent, Co-Agents and Lead Manager, all as defined therein, and the Exhibits and Schedules thereto. (2nd qtr 1997 Form
                                               10-Q)
              333-63229      (4)(f)       -    1st Amendment dated 01/30/98
(10)(b)(i)                                -    2nd Amendment dated 11/02/98
(10)(c)       1-5611         (10)         -    Credit Agreement dated as of July 14, 1995 among Consumers, the
                                               Banks named therein and the First National Bank of Chicago, as
                                               Administrative Agent.
(10)(d)       1-9513         (10)(c)      -    Employment Agreement dated as of August 1, 1990 among Consumers,
                                               CMS Energy and William T. McCormick, Jr. (1990 Form 10-K)
(10)(e)       1-5611         (10)(i)      -    Employment Agreement effective as of June 15, 1988 among Consumers,
                                               CMS Energy and Victor J. Fryling. (1988 Form 10-K)
(10)(f)       1-5611         (10)(f)      -    Employment Agreement dated May 26, 1989 between Consumers and
                                               Michael G. Morris. (1990 Form 10-K)
(10)(g)       1-5611         (10)(h)      -    Employment Agreement dated May 26, 1989 between Consumers and
                                               David A. Mikelonis. (1991 10-K)
(10)(h)       1-9513         (10)(f)      -    Employment Agreement dated May 26, 1989 among Consumers, CMS Energy and John W. Clark. (1990 Form 10-K)
(10)(i)       1-5611         (10)(j)      -    Employment Agreement dated March 25, 1992 between Consumers,
                                               CMS Energy and Alan M. Wright. (1992 Form 10-K)
(10)(j)       1-5611         (10)(k)      -    Employment Agreement dated March 25, 1992 between Consumers and
                                               Paul A. Elbert. (1992 10-K)
(10)(k)       1-9513         (10)         -    Employment Agreement dated January 12, 1996 between CMS Energy and
                                               Rodger A. Kershner. (1995 Form 10-K)
(10)(l)       1-9513         (10)(m)      -    Employment Agreement dated April 2, 1996 between CMS Energy and
                                               William J. Haener. (1996 Form 10-K)
(10)(m)       1-9513         (10)(n)      -    Employment Agreement dated  April 4, 1996 between CMS Energy,
                                               CMS Enterprises and James W. Cook. (1996 Form 10-K)
(10)(n)       1-5611         (10)(o)      -    Employment Agreement dated March 19, 1996 between Consumer and
                                               David W. Joos. (1996 Form 10-K)
(10)(o)       1-5611         (10)(n)      -    Employment Agreement dated December 4, 1997 between Consumers and
                                               Robert A. Fenech. (1997 Form 10-K)
(10)(p)       1-5611         (10)(g)      -    Consumers' Executive Stock Option and Stock Appreciation Rights
                                               Plan effective December 1, 1989. (1990 Form 10-K)


                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
----------------------------------------------------------------------------------------------------------------------
(10)(q)       33-61595       (4)(d)       -    CMS Energy's Performance Incentive Stock Plan effective as of
                                               December 1, 1989.
(10)(r)       1-9513         (10)(m)      -    CMS Deferred Salary Savings Plan effective January 1, 1994. (1993
                                               Form 10-K)
(10)(s)       1-5611         (10)(n)      -    CMS Energy and Consumers Annual Executive Incentive Compensation
                                               Plan effective January 1, 1986, as amended January 1995. (1995 Form
                                               10-K)
(10)(t)       1-5611         (10)(o)      -    Consumers' Supplemental Executive Retirement Plan effective
                                               November 1, 1990. (1993 Form 10-K)
(10)(u)       33-37977       4.1          -    Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                               dated as of June 1, 1990 between The Connecticut National Bank and
                                               United States Trust Company of New York. (MCV Partnership)
                                               Indenture Supplemental thereto:
              33-37977       4.2          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(v)       1-9513         (28)(b)      -    Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                               Funding Corporation I, MCV Partnership and United  States  Trust
                                               Company of New York, Trustee. (3rd qtr 1990 Form 10-Q)
                                               Indenture Supplemental thereto:
              33-37977       4.4          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(w)       1-9513         (10)(v)      -    Amended and Restated Investor Partner Tax Indemnification  Agreement
                                               dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                               Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)
(10)(x)       1-9513         (19)(d)**    -    Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others. (1990 Form 10-K)
(10)(y)       1-9513         (10)(z)**    -    Indemnity Agreement dated as of June 1, 1990 made by CMS Energy to
                                               Midland Cogeneration Venture Limited Partnership. (1990 Form 10-K)
(10)(z)       1-9513         (10)(aa)**   -    Environmental Agreement dated as of June 1, 1990 made by CMS Energy to United States Trust Company of New York, Meridian Trust Company,
                                               each Subordinated  Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated Bonds and Participants from time to time in Senior Bonds and Subordinated Bonds. (1990 Form
                                               10-K)
(10)(aa)      33-37977       10.4         -    Amended and Restated Participation Agreement dated as of June 1,
                                               1990  among MCV  Partnership, Owner Participant, The Connecticut
                                               National Bank, United States Trust Company, Meridian Trust Company,
                                               Midland Funding Corporation I, Midland Funding Corporation II, MEC
                                               Development Corporation and Institutional Senior Bond Purchasers.
                                               (MCV Partnership)
              1-5611         (10)(w)      -    Amendment No. 1 dated as of July 1, 1991. (1991 Form 10-K)
(10)(bb)      33-37977       10.4         -    Power Purchase Agreement dated as of July 17, 1986 between MCV
                                               Partnership and Consumers. (MCV Partnership)
                                               Amendments thereto:

                                      157


                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
----------------------------------------------------------------------------------------------------------------------
              33-37977       10.5         -    Amendment No. 1 dated September 10, 1987. (MCV Partnership)
              33-37977       10.6         -    Amendment No. 2 dated March 18, 1988. (MCV Partnership)
              33-37977       10.7         -    Amendment No. 3 dated August 28, 1989. (MCV Partnership)
              33-37977       10.8         -    Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(cc)      1-5611         (10)(y)      -    Unwind Agreement dated as of December 10, 1991 by and among
                                               CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC
                                               Development Corp. and CMS Midland Holdings Company (1991 Form
                                               10-K)
(10)(dd)      1-5611         (10)(z)      -    Stipulated AGE Release Amount Payment Agreement dated as of June 1,
                                               1990, among CMS Energy, Consumers and The Dow Chemical Company.
                                               (1991 Form 10-K)
(10)(ee)      1-5611         (10)(aa)**   -    Parent  Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner
                                               Participants and the Initial Purchasers of Senior Bonds in the MCV
                                               Sale Leasebak transaction, and MEC Development. (1991 Form 10-K)
(12)                                      -    Statements regarding computation of CMS Energy's Ratio of Earnings to Fixed Charges
(21)(a)                                   -    Subsidiaries of CMS Energy.
(21)(b)                                   -    Subsidiaries of Consumers.
(23)                                      -    Consents of experts for CMS Energy.
(24)(a)                                   -    Power of Attorney for CMS Energy.
(24)(b)                                   -    Power of Attorney for Consumers.
(27)(a)                                   -    Financial Data Schedule UT for CMS Energy.
(27)(b)                                   -    Restated Financial Data Schedule UT for CMS Energy.
(27)(c)                                   -    Financial Data Schedule UT for Consumers.
(99)                                      -    CMS Energy: Consumers Gas Group Financials.


** Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.