Form 10-Q
period 1999-03-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 1999-05-14
CIK 811156, 76063, 201533

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from     to

Commission         Registrant; State of Incorporation;          IRS Employer
File Number           Address; and Telephone Number           Identification No.
--------------------------------------------------------------------------------

 1-9513                      CMS ENERGY CORPORATION                  38-2726431
                            (A Michigan Corporation)
                        Fairlane Plaza South, Suite 1100
                 330 Town Center Drive, Dearborn, Michigan 48126
                                  (313)436-9200

 1-5611                     CONSUMERS ENERGY COMPANY                 38-0442310
                            (A Michigan Corporation)
                212 West Michigan Avenue, Jackson, Michigan 49201
                                  (517)788-0550

 1-2921               PANHANDLE EASTERN PIPE LINE COMPANY            44-0382470
                            (A Delaware Corporation)
         5400 Westheimer Court, P.O. Box 4967, Houston, Texas 77210-4967
                                  (713)627-5400

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 1999:


CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                    108,724,689
   CMS Energy Class G Common Stock, no par value                8,570,285
CONSUMERS ENERGY COMPANY, $10 par value, privately held
by CMS Energy                                                  84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
indirectly privately held by CMS Energy                             1,000

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

    QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 1999

This combined Form 10-Q is separately filed by each of CMS Energy Corporation, Consumers Energy Company and Panhandle Eastern Pipe Line Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for their respective subsidiaries, Consumers Energy Company and Panhandle Eastern Pipe Line Company make no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                                TABLE OF CONTENTS
                                                                           Page
Glossary.................................................................    3
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis................................    6
     Consolidated Statements of Income...................................   21
     Consolidated Statements of Cash Flows...............................   23
     Consolidated Balance Sheets.........................................   25
     Consolidated Statements of Common Stockholders' Equity..............   27
     Condensed Notes to Consolidated Financial Statements................   28
     Report of Independent Public Accountants............................   44
Consumers Energy Company
     Management's Discussion and Analysis................................   46
     Consolidated Statements of Income...................................   56
     Consolidated Statements of Cash Flows...............................   57
     Consolidated Balance Sheets.........................................   59
     Consolidated Statements of Common Stockholder's Equity..............   61
     Condensed Notes to Consolidated Financial Statements................   62
     Report of Independent Public Accountants............................   71
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis................................   73
     Consolidated Statements of Income...................................   79
     Consolidated Statements of Cash Flows...............................   80
     Consolidated Balance Sheets.........................................   81
     Consolidated Statements of Common Stockholder's Equity..............   83
     Condensed Notes to Consolidated Financial Statements................   84
     Report of Independent Public Accountants............................   89
Quantitative and Qualitative Disclosures about Market Risk...............   90
PART II:
     Item 1   Legal Proceedings .........................................   90
     Item 6   Exhibits and Reports on Form 8-K ..........................   91
Signatures  .............................................................   92

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE.......................  Association of Businesses Advocating Tariff Equity
ALJ.........................  Administrative Law Judge
Anadarko....................  Anadarko Petroleum Corporation, a non-affiliated company
Articles....................  Articles of Incorporation
Attorney General............  Michigan Attorney General
Aux Sable...................  Aux Sable Liquids Products, L.P., a non-affiliated company bcf.........................  Billion cubic feet
Big Rock....................  Big Rock Point nuclear power plant, owned by Consumers
Board of Directors..........  Board of Directors of CMS Energy
Btu.........................  British thermal unit

Class G Common Stock........  One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers
                              Gas Group
Clean Air Act...............  Federal Clean Air Act, as amended
CMS Energy..................  CMS Energy Corporation, the parent of Consumers and
                              Enterprises
CMS Energy Common Stock.....  One of two classes of common stock of CMS Energy, par value
                              $.01 per share
CMS Gas Transmission........  CMS Gas Transmission and Storage Company, a subsidiary of
                              Enterprises
CMS Generation..............  CMS Generation Co., a subsidiary of Enterprises
CMS Holdings................  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland.................  CMS Midland Inc., a subsidiary of Consumers
CMS MST.....................  CMS Marketing, Services and Trading Company, a subsidiary of
                              Enterprises
CMS Oil and Gas ............  CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding ......  CMS Panhandle Holding Company, a subsidiary of CMS Gas
                              Transmission
Common Stock................  CMS Energy Common Stock and Class G Common Stock
Consumers...................  Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group.........  The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals............  Michigan Court of Appeals

Detroit Edison..............  The Detroit Edison Company, a non-affiliated company
Dow.........................  The Dow Chemical Company, a non-affiliated company
Duke Energy.................  Duke Energy Corporation, a non-affiliated company

Enterprises.................  CMS Enterprises Company, a subsidiary of CMS Energy
EPA.........................  Environmental Protection Agency
EPS.........................  Earning per share
EITF........................  Emerging Issues Task Force




FASB........................ Financial Accounting Standards Board
FERC........................ Federal Energy Regulatory Commission
FMLP........................ First Midland Limited Partnership, a partnership which operates a marketing center for natural gas

GCR......................... Gas cost recovery
GTNs........................ CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B, $150 million Series C, $200 million Series D and
                             $400 million Series E

IT.......................... Information technology

Jorf Lasfar................. A 1,356 MW (660 MW in operation and 696 MW under construction) coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh......................... Kilowatt-hour

Loy Yang.................... A 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                             Generation holds a 50 percent ownership interest

mcf......................... Thousand cubic feet
MCV Facility................ A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership............. Midland Cogeneration Venture Limited Partnership in which
                             Consumers has a 49 percent interest through CMS Midland
MD&A........................ Management's Discussion and Analysis
Mdth/d...................... Million dekatherms per day
MichCon..................... Michigan Consolidated Gas Company, a non-affiliated company
Michigan Gas Storage........ Michigan Gas Storage Company, a subsidiary of Consumers
MMBtu....................... Million British thermal unit
MPSC........................ Michigan Public Service Commission
MW.......................... Megawatts

NEIL........................ Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NOI......................... Notice of inquiry
NOPR........................ Notice of proposed rulemaking
Northern Border............. Northern Border Pipeline Company
NRC......................... Nuclear Regulatory Commission

Order 888 and Order 889..... FERC final rules issued on April 24, 1996
Outstanding Shares.......... Outstanding shares of Class G Common Stock

Palisades................... Palisades nuclear power plant, owned by Consumers
PanEnergy................... PanEnergy Corporation, a non-affiliated company
Pan Gas Storage............. Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe
                             Line Company


Panhandle................................  Panhandle Eastern Pipe Line Company, a subsidiary of CMS
                                           Panhandle Holding, including Panhandle Eastern Pipe Line
                                           Company subsidiaries Trunkline, Pan Gas Storage, Panhandle
                                           Storage, and Trunkline LNG
Panhandle Storage........................  Panhandle Storage Company, a subsidiary of Panhandle Eastern
                                           Pipe Line Company
PCBs.....................................  Poly chlorinated biphenyls
PECO.....................................  PECO Energy Company, a non-affiliated company
PPA......................................  The Power Purchase Agreement between Consumers and the
                                           MCV Partnership with a 35-year term commencing in March 1990
PSCR.....................................  Power supply cost recovery

SEC......................................  Securities and Exchange Commission
Senior Credit Facilities.................  $725 million senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility
SFAS.....................................  Statement of Financial Accounting Standards
SOP......................................  Statement of position
Superfund................................  Comprehensive Environmental Response, Compensation and
                                           Liability Act

Transition Costs.........................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be
                                           recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation, regulatory assets, and costs incurred in the transition to competition.
Trunkline................................  Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
Trunkline LNG............................  Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
Trust Preferred Securities...............  Undivided beneficial interest in the assets of statutory business trusts, these interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or
                                           Consumers, as applicable, as owner of the common beneficial interests of the trusts

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, interstate transportation, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. On March 29, 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy, as further discussed in the Capital Resources and Liquidity section of this MD&A and Note 1. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 1998 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based on assumptions and such assumptions are believed to be reasonable and are made in good faith, CMS Energy cautions that assumed results almost always vary from actual results and differences between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this MD&A. More specific risk factors are contained in various public filings made by CMS Energy with the SEC. This report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                          In Millions, Except Per Share Amounts
--------------------------------------------------------------------------------
March 31                                        1999        1998(a)      Change
--------------------------------------------------------------------------------

THREE MONTHS ENDED
Consolidated Net Income                         $ 98           $ 88        $ 10
Net Income Attributable to Common Stocks:
   CMS Energy                                     88             79           9
   Class G                                        10              9           1
Earnings Per Average Common Share:
   CMS Energy
        Basic                                    .82            .79         .03
        Diluted                                  .80            .77         .03
   Class G
        Basic and Diluted                       1.19           1.09         .10

TWELVE MONTHS ENDED
Consolidated Net Income                         $295           $254        $ 41
Net Income Attributable to Common Stocks:


   CMS Energy                                    281            239          42
   Class G                                        14             15          (1)
Earnings Per Average Common Share:
   CMS Energy
        Basic                                   2.69           2.45         .24
        Diluted                                 2.66           2.44         .22
   Class G
        Basic and Diluted                       1.68           1.76        (.08)
================================================================================


(a) Includes the cumulative effect of an accounting change for property taxes which increased net income by $43 million or $.40 per share - basic and diluted
- for CMS Energy Common Stock and $12 million or $.36 per share - basic and diluted - for Class G Common Stock.

The increase in consolidated net income for the first quarter of 1999 over the comparable period in 1998 resulted from increased earnings from the electric and gas utilities; independent power production; and marketing, services and trading businesses, and the recognition in 1998 of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Partially offsetting these increases were lower earnings from the natural gas transmission, storage, and processing business, which had a $9 million gain from an asset sale in 1998, lower earnings from the international energy distribution business, the 1998 cumulative effect of the accounting change for property taxes, and higher interest expense.

The increase in consolidated net income for the twelve months ended March 31, 1999 over the comparable 1998 period reflects increased earnings from the electric and gas utilities; independent power production; and marketing, services and trading businesses. Partially offsetting these increases were lower earnings from the natural gas transmission, storage and processing and exploration and production businesses coupled with higher interest expense.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:




                                                                                        In Millions
---------------------------------------------------------------------------------------------------
                                                                Three Months          Twelve Months
                                                              Ended March 31         Ended March 31
Change Compared to Prior Year                                   1999 vs 1998           1999 vs 1998
---------------------------------------------------------------------------------------------------

Electric Deliveries                                                     $  8                   $ 42
Power supply costs                                                         5                     24
Rate increases and other non-commodity revenue                             2                      2
Operations and maintenance                                                 2                    (11)
General taxes and depreciation                                            (2)                   (10)
                                                                        ---------------------------

Total change                                                            $ 15                   $ 47
===================================================================================================


ELECTRIC DELIVERIES: Total electric deliveries were 10 billion kwh for the three months ended March 31, 1999, an increase of 4.0 percent resulting primarily from higher electric deliveries to ultimate customers in the residential and commercial sectors. Electric deliveries were 40.4 billion kwh for the twelve months ended March 31, 1999, an increase of 5.1 percent which also reflects an increase in electric deliveries to ultimate customers, primarily in the residential and commercial sectors.

POWER COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                  1999              1998          Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                     $   279           $   270             $ 9
Twelve months ended                                                      1,183             1,128              55
================================================================================================================


Power costs increased for the three months period ended March 31, 1999 compared to the same 1998 period as a result of increased sales. Power costs also increased for the twelve months ended March 31, 1999 compared to the same period in 1998 for the same reason. Both internal generation and power purchases from outside sources increased during this period to meet the increased demand.

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2)environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Facility; 4) electric industry restructuring; 5) implementation of a frozen PSCR and initiatives to be undertaken to reduce exposure to high energy prices; 6) underrecoveries associated with power purchases from the MCV Partnership; and 7) decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

CONSUMERS GAS GROUP RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:




                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                 Three Months                      Twelve Months
                                                               Ended March 31                     Ended March 31
Change Compared to Prior Year                                    1999 vs 1998                       1999 vs 1998
----------------------------------------------------------------------------------------------------------------

Sales                                                                    $ 19                               $ (4)
Reduced gas cost per mcf                                                   14                                 33
Gas wholesale and retail services activities                                1                                  4
Operation and maintenance                                                  --                                  7
General taxes, depreciation and other                                     (10)                               (20)
                                                                       ------------------------------------------
Total increase(decrease) in pretax operating income                      $ 24                               $ 20
=================================================================================================================


GAS DELIVERIES: System deliveries for the three month period ended March 31, 1999, including miscellaneous transportation, were 166 bcf compared to 146 bcf for the same 1998 period. This increase of 20 bcf or 14 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended March 31, 1999, including miscellaneous transportation, were 380 bcf compared to 399 bcf for the same 1998 period. This decrease of 19 bcf or 5 percent was primarily the result of warmer temperatures for the most recent twelve month period.

COST OF GAS SOLD:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 1999              1998           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $306              $264              $42
Twelve months ended                                                       606               645              (39)
================================================================================================================


The cost increases for the three month period ended March 31, 1999 was the result of increased gas deliveries due to colder temperatures during the 1999 winter heating season. The cost decrease for the twelve month period ended March 31, 1999 was the result of decreased sales due to warmer overall temperatures.

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas utility operations. Such uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities, 2) a statewide experimental gas restructuring program, and 3) implementation of a frozen GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 1999 increased $12 million (75 percent) from the comparable period in 1998. This increase primarily reflects increased operating income from international plant earnings and fees, increased electricity sales by the MCV Facility, and a $4 million operating bonus earned in connection with Jorf Lasfar, partially offset by higher net operating expenses and a cash payment in settlement of a legal proceeding. Pretax operating income for the twelve months ended March 31, 1999 increased $54 million (53 percent) from the comparable period in 1998, primarily reflecting increased international and domestic earnings and operating fees, gains on the sale of biomass plant assets and biomass power purchase agreements, and higher electricity sales by the MCV Facility, partially offset by higher operating expenses, the settlement of a legal proceeding obligation and a scheduled reduction of the industry expertise service fee income earned in connection with Loy Yang.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 1999 was unchanged from the comparable period in 1998 as a result of higher oil prices and lower exploration expenses, offset by lower gas prices and increased depreciation, depletion and amortization expenses. Pretax operating income for the twelve months ended March 31, 1999 decreased $22 million (79 percent) from the comparable period in 1998 as a result of lower oil and gas prices and a gain in the prior period from the sale of CMS Oil and Gas' entire interest in oil and gas properties in Yemen, partially offset by lower operating and exploration expenses.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 1999 decreased $10 million (77 percent) from the comparable period in 1998. The decrease reflects a gain in the prior period on the sale of Petal Gas Storage Company and lower earnings from domestic operations primarily due to depressed natural gas liquids prices, partially offset by increased earnings from international operations and earnings from Panhandle, which was acquired on March 29, 1999. Pretax operating income for the twelve months ended March 31, 1999 decreased $8 million (26 percent) from the comparable period in 1998. The decrease primarily reflects a gain in the prior period on the sale of Petal Gas Storage Company and decreased domestic and international earnings, partially offset by a gain on the sale of Australian gas reserves, earnings attributable to Panhandle and decreased operating expenses.

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties - Panhandle Regulatory Matters, incorporated by reference herein.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 1999 increased $6 million from the comparable period in 1998. The increase is the result of improved commodity margins and the effect of an accounting change that recognizes currently the fair market value of trading contracts. Pretax operating income for the twelve months ended March 31, 1999 increased $17 million from the comparable period in 1998. The increase is a result of improved margins on electric and gas sales, increased electric volumes and the market value of trading contracts, partially offset by increased expenses related to growth objectives. Gas managed and marketed for end users totaled 99 bcf and 91 bcf for the three months ended March 31, 1999 and 1998, respectively.

MARKET RISK INFORMATION

CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Management employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged item.

In accordance with SEC disclosure requirements, CMS Energy has performed sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon hypothetical 10 percent increases and decreases in market exposures. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

COMMODITY PRICE RISK: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 1999. The analysis assumes that the maximum exposure associated with purchased options is limited to premiums paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $7.3 billion at March 31, 1999 with a fair value of $7.3 billion. The fair value of CMS Energy's financial derivative instruments at March 31, 1999, with a notional amount of $658 million, was $10 million, representing the amount CMS Energy would pay upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 1999.

CURRENCY EXCHANGE RISK: Management uses forward exchange and option contracts to hedge certain net investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of March 31, 1999, but would result in a net cash settlement of approximately $54 million. The estimated fair value of the foreign exchange and option contracts at March 31, 1999 was $10 million, representing the amount CMS Energy would receive upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and its subsidiaries have equity investments in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 1999.

For a discussion of accounting policies related to derivative transactions, see
Note 5.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of operating cash is dividends and distributions from subsidiaries. During the first quarter of 1999, Consumers paid $80 million in common dividends and Enterprises paid $19 million in common dividends to CMS Energy. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $321 million and $243 million for the first quarter of 1999 and 1998, respectively. The $78 million increase resulted from increased earnings and higher depreciation, coupled with a $29 million net increase due to the absence of the 1998 accounting change for property taxes and an increased provision for underrecoveries under the PPA. CMS Energy uses its operating cash primarily to expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $2.235 billion and $242 million for the first quarter of 1999 and 1998, respectively. The increase of $1.993 billion primarily reflects the acquisition of Panhandle in March 1999. CMS Energy's 1999 expenditures for its utility and international businesses were $95 million and $2.2 billion, respectively, compared to $81 million and $162 million, respectively, during 1998.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $1.917 billion and $2 million for the first quarter of 1999 and 1998, respectively. The increase of $1.915 billion in net cash provided by financing activities resulted from an increase of $2.281 billion in the issuance of new securities and a decrease in the retirement of bonds and other long-term debt ($357 million), partially offset by an increase in the repayment of bank loans ($667 million).




                                                                        In Millions
----------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
----------------------------------------------------------------------------------------------------------------
CMS ENERGY

GTNs
  Series E                         (1)           (1)          6.9%(1)       $   45     General corporate purposes

Senior Notes                  January          2009           7.5%          $  480     Repay debt and general
                                                                                       corporate purposes

Senior Notes                 February          2004          6.75%          $  300     Repay debt and general
                                                                                       corporate purposes
                                                                            ------
                Subtotal                                                    $  825
PANHANDLE

Senior Notes (2)                March          2004         6.125%          $  300     To fund acquisition of
                                                                                       Panhandle

Senior Notes (2)                March          2009           6.5%          $  200     To fund acquisition of
                                                                                       Panhandle

Senior Notes (2)                March          2029           7.0%          $  300     To fund acquisition of
                                                                                       Panhandle
                                                                            ------
                Subtotal                                                    $  800

                                                                            ------
Total                                                                       $1,625


(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) These notes were issued by CMS Panhandle Holding on March 29, 1999, with an irrevocable and unconditional guarantee by Panhandle. CMS Energy intends to merge CMS Panhandle Holding with Panhandle in the second quarter of 1999, at which point the notes will become senior unsecured obligations of Panhandle.

In the first quarter of 1999, CMS Energy paid $36 million in cash dividends to holders of CMS Energy Common Stock and $3 million in cash dividends to holders of Class G Common Stock. In April 1999, the Board of Directors declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, payable in May 1999.

OTHER INVESTING AND FINANCING MATTERS: At March 31, 1999, the book value per share of CMS Energy Common Stock and Class G Common Stock was $20.22 and $11.27, respectively.

At March 31, 1999, CMS Energy had an aggregate $1.9 billion in securities registered for future issuance and sale. In April 1999, CMS Energy filed a shelf registration statement for the issuance of $375 million of senior and subordinated debt securities.

CMS Energy also has Senior Credit Facilities, unsecured lines of credit and letters of credit as sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information, see
Note 3, incorporated by reference herein.

CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $361 million. These credit facilities are available to finance working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1999, the total amount utilized under the Senior Credit Facilities was $687 million, including $47 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $94 million. Of the $687 million outstanding at March 31, 1999, approximately $500 million was utilized to fund the acquisition of Panhandle as discussed below.

Consumers is authorized by FERC to issue securities and guarantees. Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. On April 1, 1999, Consumers redeemed all of its eight million outstanding shares of the $2.08 preferred stock at $25.00 per share. For detailed information about these sources of funds, see Note 3.

On March 29, 1999, CMS Energy acquired Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. The acquisition of Panhandle initially was financed in part with bridge loan and revolving credit facilities negotiated with domestic banks and in part with approximately $800 million of debt securities issued by CMS Panhandle Holding. The $600 million CMS Energy bridge loan has a weighted-average interest rate of
6.02 percent and a term of six months. CMS Energy expects to finance permanently the acquisition with existing arrangements as well as the sale of approximately $600 million of CMS Energy Common Stock and/or other CMS Energy securities.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $6.4 billion over the next three years. These estimates are prepared for planning purposes and are subject to revision. This total includes approximately $2.2 billion for the acquisition of Panhandle as described above. A substantial portion of the remaining capital expenditures is expected to be satisfied by cash from operations. CMS Energy will continue to also evaluate capital markets in 1999 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1999              2000               2001
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                  $   382           $   392            $   395
Consumers gas operations (a)                                               123               123                120
Independent power production                                               395               400                171
Oil and gas exploration and production                                     135               152                158
Natural gas transmission and storage                                     2,435(c)            299                198
International energy distribution                                          150               197                151

Marketing, services and trading                                              5                12                 12
Other                                                                       10                --                 --
                                                                       --------------------------------------------

                                                                        $3,635            $1,575             $1,205
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

(c) This amount includes approximately $2.2 billion for the acquisition of Panhandle.

CMS Energy currently plans investments from 1999 to 2001: i) in oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; ii) in independent power production operations to pursue acquisitions and development of electric generating plants in the United States, Latin America, Asia, Australia, the Pacific Rim region, North Africa and the Middle East; iii) to continue development of nonutility natural gas storage, gathering and pipeline operations of CMS Gas Transmission in North and South America, Australia and Africa; iv) to acquire, develop and expand international energy distribution businesses; and v) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.


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

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, "Utility Regulation" and Note 2, Uncertainties," Consumers' Electric Utility Rate Matters
- Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' earnings are in excess of its authorized rate of return and seeking an immediate reduction in Consumers' electric rates. The MPSC staff conducted an investigation and concluded in an April 1998 report that no formal rate proceeding was warranted at that time. The MPSC has now set the complaint for hearing, but the presiding ALJ has restricted the scope of the hearing so that the most favorable relief available to ABATE would be an MPSC direction for Consumers to file an electric rate case. Various procedural issues relating to this complaint, including the ALJ's ruling on its scope, are currently on appeal at the MPSC. Consumers is unable to predict the outcome of this matter.

CONSUMERS GAS GROUP OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries, excluding transportation to the MCV Facility and off-system deliveries, to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, particularly as a result of industry restructuring, and the level of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information, regarding restructuring of the Gas Business, see Note 2, Uncertainties, "Consumers Gas Group Matters-Gas Restructuring," incorporated by reference herein.

PANHANDLE OUTLOOK

GROWTH: The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. Management is evaluating the continued applicability of SFAS 71, particularly in light of the acquisition and the new cost basis of Panhandle which will result from the pending merger of CMS Panhandle Holding with Panhandle.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties - Panhandle Regulatory Matters, incorporated by reference herein.


OTHER MATTERS

NEW  ACCOUNTING  RULES

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. These statements became effective in 1999. Application of these standards has not had a material effect on CMS Energy's financial position, liquidity, or results of operations. Effective January 1, 1999, CMS Energy adopted Emerging Issues Task Force Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of March 31, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2000. CMS Energy is currently studying SFAS 133 and has not yet quantified the impacts of adoption on its financial statements and has not determined the timing of or method of adoption.

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

On March 29, 1999, CMS Energy acquired Panhandle. As part of CMS Energy's acquisition due diligence, CMS Energy evaluated Panhandle's year 2000 compliance program, which had been initiated in 1996. Management believes Panhandle is devoting the necessary resources to achieve year 2000 readiness in a timely manner. The status of Panhandle's Year 2000 Program by phase as of March 31, 1999, with target dates for completion and current percentage complete, are included within the data presented for natural gas transmission.

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

The status of CMS Energy's Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of March 31, 1999, is as follows:





                                                                                            Monitoring/
                                          Impact                           Compliance       Contingency
                                         Analysis        Remediation        Review           Planning
---------------------------------------------------------------------------------------------------------------------------
                                       (a)     (b)         (a)  (b)         (a)   (b)        (a)    (b)

Electric utility                       3/98   100%        6/99  93%         6/99  91%        6/99  75%
Gas utility                            3/98   100%        6/99  91%         6/99  91%        6/99  75%
Independent power production           6/99    86%        9/99  78%         9/99  74%        9/99  10%
Oil and gas                            6/99    97%        9/99  94%         9/99  84%        9/99  10%
Natural gas transmission               6/99    99%        9/99  98%         9/99  98%        9/99  10%
Marketing, services and trading        6/99    62%        9/99  61%         9/99  17%        9/99  10%
Essential goods and services           6/99    56%              N/A               N/A              (c)
===========================================================================================================================

(a) Target date for completion.
(b) Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each segment presented.

COST OF REMEDIATION: CMS Energy expenses spending for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is approximately $30 million. Costs incurred through March 31, 1999 were approximately $20 million. CMS Energy's annual Year 2000 Program costs have represented approximately 2 percent to 10 percent of CMS Energy's annual IT budget through 1998 and are expected to represent approximately 25 percent of CMS Energy's annual IT budget in 1999. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of CMS Energy resources to the year 2000 issue has not deferred any material IT projects which could have a material adverse affect on CMS Energy's financial position, liquidity or results of operations.

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

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the U.S. dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 1999 through March 31, 1999, the change in the foreign currency translation adjustment totaled $5 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $1.2 billion at March 31, 1999, which includes $716 million, $250 million and $220 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at March 31, 1999 was $10 million, representing the amount CMS Energy would receive upon settlement.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These statements are necessarily based upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve operating synergies and revenue enhancements; international, national, regional and local economic, competitive and regulatory conditions and developments; capital and financial market conditions, including currency exchange controls and interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption, expropriation or interruption of facilities or operations due to accidents or political events; nuclear power and other technological developments; the effect of changes in accounting policies; year 2000 readiness; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of CMS Energy. Accordingly, while CMS Energy believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by CMS Energy with the SEC.

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999        1998*           1999        1998*
----------------------------------------------------------------------------------------------------------------
                                                                           In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                               $  636       $  612         $2,630       $2,507
  Gas utility                                                       506          429          1,128        1,135
  Natural gas transmission, storage and processing                  104           27            237           97
  Independent power production                                       73           44            306          183
  Oil and gas exploration and production                             19           12             70           88
  Marketing, services and trading                                   158          247            850          840
  Other                                                              42            3             84           10
                                                               -------------------------------------------------
                                                                  1,538        1,374          5,305        4,860
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     93           80            372          325
    Purchased power - related parties                               139          145            567          594
    Purchased and interchange power                                 103           85            602          287
    Cost of gas sold                                                496          463          1,245        1,375
    Other                                                           207          181            789          724
                                                                ------------------------------------------------
                                                                  1,038          954          3,575        3,305
  Maintenance                                                        39           37            178          170
  Depreciation, depletion and amortization                          150          128            506          468
  General taxes                                                      66           58            223          208
                                                               -------------------------------------------------
                                                                  1,293        1,177          4,482        4,151
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                  134          119            491          444
  Gas utility                                                        78           54            150          130
  Independent power production                                       28           16            156          102
  Natural gas transmission, storage and processing                    3           13             23           31
  Oil and gas exploration and production                              2            2              6           28
  Marketing, services and trading                                     5           (1)            10           (7)
  Other                                                              (5)          (6)           (13)         (19)
                                                               -------------------------------------------------
                                                                    245          197            823          709
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                    1            2              6            7
  Accretion expense                                                  (4)          (4)           (15)         (17)
  Loss on MCV power purchases                                        --          (37)            --          (37)
  Other, net                                                          4            3             --            1
                                                               --------------------------------------------------
                                                                      1          (36)            (9)         (46)
-----------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                         96           76            338          289
  Other interest                                                     12           12             47           51
  Capitalized interest                                              (10)          (4)           (35)         (15)
  Preferred dividends                                                 5            5             19           23
  Preferred securities distributions                                  8            8             32           24
                                                               -------------------------------------------------
                                                                    111           97            401          372
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                          135           64            413          291

INCOME TAXES                                                         37           19            118           80
                                                               -------------------------------------------------

CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                            98           45            295          211
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY TAXES,
  NET OF $23 TAX                                                     --           43             --           43
                                                              --------------------------------------------------

CONSOLIDATED NET INCOME                                         $    98      $    88        $   295      $   254
================================================================================================================



                                                                THREE MONTHS ENDED      TWELVE MONTHS ENDED
MARCH 31                                                           1999        1998*      1999        1998*
-----------------------------------------------------------------------------------------------------------
                                                                      In Millions, Except Per Share Amounts

NET INCOME ATTRIBUTABLE TO COMMON STOCKS       CMS ENERGY        $   88    $   79       $   281      $  239
                                               CLASS G           $   10    $    9       $    14      $   15
-----------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING              CMS ENERGY           108       101           104          98
                                               CLASS G                8         8             8           8
-----------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER AVERAGE COMMON SHARE        CMS ENERGY        $  .82    $  .39       $  2.69      $ 2.05
  BEFORE CHANGE IN ACCOUNTING PRINCIPLE        CLASS G           $ 1.19    $  .73       $  1.68      $ 1.40
-----------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX, PER AVERAGE           CMS ENERGY        $   --    $  .40       $    --      $  .40
  COMMON SHARE                                 CLASS G           $   --    $  .36       $    --      $  .36
-----------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER AVERAGE COMMON SHARE        CMS ENERGY        $  .82    $  .79       $  2.69      $ 2.45
                                               CLASS G           $ 1.19    $ 1.09       $  1.68      $ 1.76
-----------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER AVERAGE COMMON SHARE      CMS ENERGY        $  .80    $  .77       $  2.66      $ 2.44
                                               CLASS G           $ 1.19    $ 1.09       $  1.68      $ 1.76
-----------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE            CMS ENERGY        $  .33    $  .30       $  1.29      $ 1.17
                                               CLASS G           $ .325    $  .31       $ 1.285      $1.225
===========================================================================================================

* RESTATED FOR CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS FROM FULL COST METHOD TO SUCCESSFUL EFFORTS METHOD. THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                              1999         1998*             1999     1998*
-------------------------------------------------------------------------------------------------------------------
                                                                                                        In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                           $   98      $    88          $ 295       $  254
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $13, $13, $52 and $50, respectively)      150          128            506          468
        Loss on MCV power purchases                                     --           37             --           37
        Capital lease and debt discount amortization                     9           11             49           47
        Accretion expense                                                4            4             15           17
        Accretion income - abandoned Midland project                    (1)          (2)            (6)          (7)
        Cumulative effect of accounting change                          --          (66)            --          (66)
        MCV power purchases                                            (14)         (17)           (61)         (65)
        Undistributed earnings of related parties                      (16)         (17)           (94)         (62)
        Deferred income taxes and investment tax credit                 (2)          (8)            60           16
        Other                                                           (1)          (8)            13          (16)
        Changes in other assets and liabilities                         94           93           (183)        (123)
                                                                ----------------------------------------------------

          Net cash provided by operating activities                    321          243            594          500
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Aquisition of companies net of cash acquired                      (1,899)          --         (1,899)          --
  Capital expenditures (excludes assets placed under capital lease)   (157)        (124)        (1,328)        (683)
  Investments in partnerships and unconsolidated subsidiaries         (202)        (112)          (435)        (930)
  Cost to retire property, net                                         (21)         (17)           (88)         (41)
  Other                                                                 44           (7)            94          (59)
  Proceeds from sale of property                                        --           28             29           64
                                                                ---------------------------------------------------

          Net cash used in investing activities                     (2,235)        (242)        (3,627)      (1,649)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                          3,131          850          4,629        1,994
  Issuance of common stock                                              27           20            276          227
  Retirement of bonds and other long-term debt                         (12)        (369)          (304)        (890)
  Repayment of bank loans                                             (989)        (322)        (1,241)        (324)
  Increase (decrease) in notes payable, net                           (189)        (137)          (105)         157
  Payment of common stock dividends                                    (38)         (33)          (145)        (124)
  Payment of capital lease obligations                                 (11)          (7)           (40)         (43)
  Retirement of preferred stock                                         (2)          --             (2)        (120)
  Retirement of common stock                                            --           --             (3)          (2)
  Proceeds from preferred securities                                    --           --             --          286
                                                               ----------------------------------------------------

          Net cash provided by financing activities                  1,917            2          3,065        1,161
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                      3            3             32           12

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD               101           69             72           60
                                                               ----------------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                  $  104      $    72          $ 104       $   72
===================================================================================================================



OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                       $ 82         $ 75         $  320         $305
  Income taxes paid (net of refunds)                                  2           19             47           86
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                          $ --         $  5         $   42         $  6
  Other assets placed under capital leases                            2            2             14            7
  Common stock issued to acquire companies                           --           --             61           --
  Assumption of debt                                                318           --            406           --
================================================================================================================


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

* RESTATED FOR CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS FROM FULL COST METHOD TO SUCCESSFUL EFFORTS METHOD.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            1999     DECEMBER 31           1998*
                                                                      (UNAUDITED)           1998      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                       $ 6,772         $ 6,720         $ 6,547
  Gas utility                                                              2,374           2,360           2,346
  Natural gas transmission, storage and processing                         1,825             341             186
  Oil and gas properties (successful efforts method)                         679             670             571
  Independent power production                                               520             518             124
  Other                                                                      392             373              47
                                                                       -----------------------------------------
                                                                          12,562          10,982           9,821
  Less accumulated depreciation, depletion and amortization                5,803           5,213           4,979
                                                                       -----------------------------------------
                                                                           6,759           5,769           4,842
  Construction work-in-progress                                              330             271             272
                                                                       -----------------------------------------
                                                                           7,089           6,040           5,114
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                               991             888             884
  Natural gas transmission, storage and processing                           563             494             264
  International energy distribution                                          146             209             266
  First Midland Limited Partnership                                          236             240             244
  Midland Cogeneration Venture Limited Partnership                           220             209             179
  Other                                                                       33              33              42
                                                                       -----------------------------------------
                                                                           2,189           2,073           1,879
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     104             101              72
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $17, $13 and $7, respectively                              859             720             467
  Inventories at average cost
    Gas in underground storage                                                82             219              79
    Materials and supplies                                                   140              99              90
    Generating plant fuel stock                                               33              43              39
  Deferred income taxes                                                       --              --              28
  Prepayments and other                                                      188             225             248
                                                                       -----------------------------------------
                                                                           1,406           1,407           1,023
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Nuclear decommissioning trust funds                                        565             557             518
  Nuclear plant - related assets                                             535              --              --
  Postretirement benefits                                                    366             373             396
  Abandoned Midland project                                                   66              71              88
  Other                                                                    1,551             789             487
                                                                        ----------------------------------------
                                                                           3,083           1,790           1,489
                                                                        ----------------------------------------

TOTAL ASSETS                                                             $13,767         $11,310         $ 9,505
================================================================================================================




STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            1999     DECEMBER 31           1998*
                                                                      (UNAUDITED)           1998     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholders' equity                                            $ 2,292         $ 2,216        $  1,867
  Preferred stock of subsidiary                                              244             238             238
  Company-obligated mandatorily redeemable Trust Preferred
    Securities of:
    Consumers Power Company Financing I (a)                                  100             100             100
    Consumers Energy Company Financing II (a)                                120             120             120
  Company-obligated convertible Trust Preferred Securities of
    CMS Energy Trust I (b)                                                   173             173             173
  Long-term debt                                                           7,258           4,726           3,755
  Non-current portion of capital leases                                       99             105              74
                                                                      ------------------------------------------
                                                                          10,286           7,678           6,327
----------------------------------------------------------------------------------------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       300             293             318
  Notes payable                                                              139             328             245
  Accounts payable                                                           419             501             330
  Accrued taxes                                                              278             272             235
  Accounts payable - related parties                                          79              79              82
  Accrued interest                                                            78              65              56
  Power purchases                                                             47              47              47
  Accrued refunds                                                             13              11              11
  Other                                                                      287             214             182
                                                                       -----------------------------------------
                                                                           1,640           1,810           1,506
----------------------------------------------------------------------------------------------------------------



NON-CURRENT LIABILITIES
  Deferred income taxes                                                      630             649             626
  Postretirement benefits                                                    480             489             510
  Power purchases                                                            111             121             157
  Deferred investment tax credit                                             133             135             148
  Regulatory liabilities for income taxes, net                               108              87              61
  Other                                                                      379             341             170
                                                                       -----------------------------------------
                                                                           1,841           1,822           1,672
                                                                       -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $13,767         $11,310        $  9,505
----------------------------------------------------------------------------------------------------------------

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. For further discussion, see Note 3 to the Consolidated Financial Statements.


(b) As described in Note 3, the primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated debentures due 2027 from CMS Energy.

* RESTATED FOR CHANGE IN METHOD OF ACCOUNTING FOR OIL AND
GAS OPERATIONS FROM FULL COST METHOD TO SUCCESSFUL EFFORTS METHOD. THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999        1998*           1999        1998*
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period                                $     1      $     1        $     1       $    1
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                          2,594        2,267          2,287        2,062
  Redemption of affiliate's preferred stock                          (2)          --             (2)          --
  Common stock reacquired                                            --           --             (3)          (2)
  Common stock issued:
    CMS Energy                                                       26           18            332          219
    Class G                                                           1            2              5            8
                                                              --------------------------------------------------
      At end of period                                            2,619        2,287          2,619        2,287
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                             (9)          (6)            (3)          (6)
  Change in unrealized investment-gain (loss) (a)                    (4)           3            (10)           3
                                                              --------------------------------------------------
      At end of period                                              (13)          (3)           (13)          (3)
----------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                           (136)         (96)           (94)          --
  Change in foreign currency translation (a)                         (5)           2            (47)         (94)
                                                              --------------------------------------------------
      At end of period                                             (141)         (94)          (141)         (94)
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                           (234)        (379)          (324)        (454)
  Consolidated net income (a)                                        98           88            295          254
  Common stock dividends declared:
    CMS Energy                                                      (35)         (30)          (134)        (113)
    Class G                                                          (3)          (3)           (11)         (11)
                                                              --------------------------------------------------
      At end of period                                             (174)        (324)          (174)        (324)
                                                              --------------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                $2,292       $1,867         $2,292       $1,867
================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
     Revaluation capital
       Unrealized investment-gain (loss), net of tax of
         $2, $(1), $5 and $(2), respectively                      $  (4)      $    3         $  (10)      $    3
     Foreign currency translation                                    (5)           2            (47)         (94)
     Consolidated net income                                         98           88            295          254
                                                               -------------------------------------------------

     Total Consolidated Comprehensive Income                      $  89       $   93         $  238       $  163
                                                               =================================================

* RESTATED FOR CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS FROM FULL COST METHOD TO SUCCESSFUL EFFORTS METHOD. THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the 1998 Form 10-K of CMS Energy, which include the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CMS Energy Corporation is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, interstate transportation, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. On March 29, 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy, as discussed further below. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three and twelve-month periods ended March 31, 1999, undistributed equity earnings were $16 million and $94 million, respectively, compared to $17 million and $62 million for the three and twelve-month periods ended March 31, 1998.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. From January 1, 1999 through March 31, 1999, the change in the foreign currency translation adjustment totaled $5 million, net of after-tax hedging proceeds.

NEW ACCOUNTING RULES

In 1999, CMS Energy implemented SOP 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities. Application of these standards has not had a material effect on CMS Energy's financial position, liquidity, or results of operations. Effective January 1, 1999, CMS Energy adopted EITF Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of March 31, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2000.

OIL AND GAS PROPERTIES

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

UTILITY REGULATION

Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Based upon these orders, Consumers expects to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At March 31, 1999, Consumers had a net investment in energy supply facilities of $839 million included in electric plant and property.

ACQUISITION

In March 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition, with the tentative excess purchase price of approximately $700 million classified as goodwill to be amortized on a straight-line basis over a period of forty years.

Unaudited pro forma amounts for operating revenue, consolidated net income, basic earnings per share and total assets, as if the acquisition had occurred on January 1, 1998, are as follows:

                                                                           In Millions, except per share amounts
----------------------------------------------------------------------------------------------------------------
                                                                                                      Year ended
                                              Three Months Ended March 31,                          December 31,
                                                1999               1998                                     1998
----------------------------------------------------------------------------------------------------------------

Operating revenue                            $ 1,650              $ 1,494                              $ 5,566
Consolidated net income                          109                  105                                  320
Basic earnings per share                         .90                  .92                                 2.66
Diluted earnings per share                       .88                  .90                                 2.63
----------------------------------------------------------------------------------------------------------------
                                                      March 31,                                     December 31,
                                             1999                  1998                                     1998
----------------------------------------------------------------------------------------------------------------
Total assets                                 $13,767              $11,974                              $13,784
----------------------------------------------------------------------------------------------------------------



2:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At March 31, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. The cost of removal and disposal of these materials is currently unknown. There may be some radioactive portion of these materials which no facility in the United States will currently accept. The cost of removal and disposal will constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgement, resulting in the dismissal of the case. The plaintiffs are appealing this decision.

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

Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999.

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

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: 1) recovery of estimated Transition Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access in 1998; 3) suspension of the PSCR clause as discussed below; and 4) all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer load to customers purchasing their power from other sources over the 1998-2001 period. In March 1999, Consumers received MPSC electric restructuring orders which generally supported Consumers' implementation plan. Accordingly, Consumers is in the process of implementing electric customer retail open access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal generally is limited to this jurisdictional issue. CMS Energy cannot predict the outcome of electric restructuring on CMS Energy's financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to such customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers is purchasing electricity options and contracting to buy electricity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for a 16 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-


                                                                                                       In Millions
                                                                  Three Months Ended           Twelve Months Ended
March 31                                                           1999         1998             1999         1998
------------------------------------------------------------------------------------------------------------------

Pretax operating income                                           $14            $10            $53            $47
Income taxes and other                                              4              3             16             14
------------------------------------------------------------------------------------------------------------------

Net income                                                        $10            $ 7            $37            $33
==================================================================================================================


Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge and a variable energy charge, based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level which is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to supply PECO with electric generating capacity under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and rate-making approvals related to the transaction. In an order issued on April 30, 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. Consumers is currently studying the conditions attached to the approval to determine whether there is any need for clarification of how the conditions would operate under various future scenarios and whether the conditional approval is acceptable to Consumers.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At March 31, 1999 and March 31, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $103 million and $133 million, respectively. At March 31, 1999, the undiscounted after-tax amount associated with this liability totaled $159 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $13 million as of March 31, 1999. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                         1999         2000         2001         2002          2003
------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries, net of tax                $26          $21          $20          $19           $18
==================================================================================================================


If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA, Consumers will need to recognize additional losses for future underrecoveries. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that will cap availability payments to the MCV Partnership at 98.5 percent. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations and any other relevant circumstances.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the orders.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this same assessment process for all licensees in 1998. Until such time as the NRC completes its review of processes for assessing performance at nuclear power plants, the Plant Performance Review is being used to provide an assessment of licensee performance. Palisades received its performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 1999 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades and plans to load five additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL under the nuclear liability secondary protection program; $88 million per occurrence, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock and Palisades to be $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform with the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommission trust's equity investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in late 1999 or early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $3 million a year. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At March 31, 1999, Consumers had an investment in nuclear decommissioning trust funds of $386 million for Palisades and $179 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and may take five to ten years to return the site to its original condition. For the first three months of 1999, Consumers spent $14 million for the decommissioning and withdrew $12 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $88 million for the decommissioning and withdrew $81 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CONSUMERS GAS GROUP CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. By late 1999, Consumers expects to have completed sufficient investigation of the 23 sites to make a more accurate estimate of remediation methods and costs. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of March 31, 1999, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS GAS GROUP MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of April 19,1999, more than 142,000 customers chose alternative gas suppliers, representing approximately 34 bcf of gas load. Under traditional regulation, Consumers had not been allowed to benefit from reducing its cost of the commodity supplied to its customers, so the loss of commodity sales to these customers will not have any impact on net income. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 7 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

PANHANDLE REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. Hearings were completed in October of 1997 and initial decisions by a FERC ALJ were issued on certain matters in May 1998 and on the remainder of the rate proceedings in November 1998. Responses to the initial decisions were provided by Trunkline to FERC following the issuance of the initial decisions. In May 1999, FERC issued an order remanding certain matters back to the ALJ for further proceedings.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At March 31, 1999 and December 31, 1998, accounts receivable included $51 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $51 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which has entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline has requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option is exercised. The abandonment would reduce Trunkline's certificated capacity from the current level of 1,810 Mdth/d to 1,555 Mdth/d, but will have no adverse effect on Trunkline's ability to meet all of its firm service obligations. The filing is pending FERC action.

OTHER UNCERTAINTIES

CMS GENERATION ENVIRONMENTAL MATTERS: CMS Generation does not currently expect to incur significant capital costs at its power facilities to comply with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $3.635 billion for 1999, which includes approximately $2.2 billion for the acquisition of Panhandle, $1.575 billion for 2000, and $1.205 billion for 2001. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

OTHER: As of December 31, 1998, CMS Energy and Enterprises have guaranteed up to $539 million in contingent obligations of unconsolidated affiliates and related parties.

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


3:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $361 million. At March 31, 1999, the total amount utilized under the Senior Credit Facilities was $687 million, including $47 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $94 million. Of the $687 million outstanding at March 31, 1999, approximately $500 million was utilized to fund the acquisition of Panhandle.


At March 31, 1999, CMS Energy had utilized $600 million of a bridge loan facility to partially fund the acquisition of Panhandle. The bridge loan has a weighted-average interest rate of 5.94 percent and a term of six months.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

At March 31, 1999, CMS Energy had $116 million of Series A GTNs, $123 million of Series B GTNs, $150 million of Series C GTNs, $200 million of Series D GTNs, and $79 million of Series E GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 7.9 percent, 7.7 percent, 7.0 percent, and 6.9 percent, respectively.

In April 1999, CMS Energy filed a shelf registration statement for the issuance of $375 million of senior and subordinated debt securities.

CONSUMERS: At March 31, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1999, a total of $221 million was outstanding at a weighted average interest rate of 5.6 percent, compared with $245 million outstanding at March 31, 1998, at a weighted average interest rate of 6.2 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1999 and 1998, receivables sold under the program totaled $344 million and $340 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all of its eight million outstanding shares of the $2.08 preferred stock at $25.00 per share.

Under the provisions of its Articles of Incorporation, Consumers had $308 million of unrestricted retained earnings available to pay common dividends at March 31, 1999. In January 1999, Consumers declared and paid a $97 million common dividend.

PANHANDLE: In March 1999, CMS Energy, through its subsidiary CMS Panhandle Holding, received net proceeds of approximately $789 million from the sale of $800 million of senior notes issued by CMS Panhandle Holding. Proceeds from this offering were used to fund the acquisition of Panhandle.

CMS OIL AND GAS: CMS Oil and Gas has a $225 million revolving credit facility which was originally scheduled to convert to term loans maturing from March 1999 through March 2003. However, CMS Oil and Gas and the banks are currently negotiating the maturity and other terms of the facility. CMS Oil and Gas anticipates a mutually satisfactory conclusion of the negotiations prior to the presently stipulated termination date of the extended revolving credit facility on May 31, 1999.


4:   EARNINGS PER SHARE AND DIVIDENDS

Earnings per share attributable to Common Stock for the three and twelve months ended March 31, 1999 reflect the performance of the Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended March 31, 1999 and 1998 are based on 25.62 percent and 25.16 percent, respectively, of the income of Consumers Gas Group.


COMPUTATION OF EARNINGS PER SHARE:

                                                                                      In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended            Twelve Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                                                            1999        1998              1999         1998
                                                                                         (a)                            (a)
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
   Consolidated Net Income                                                  $98          $88              $295         $254
                                                                         ==================================================
   Net Income Attributable to Common Stocks:
     CMS Energy - Basic Income                                              $88          $79              $281         $239
   Add conversion of 7.75% Trust
        Preferred Securities (net of tax)                                     2            2                 9            7
                                                                         --------------------------------------------------

 CMS Energy - Diluted Income                                                $90          $81              $290         $246
                                                                         ==================================================
 Class G:
   Basic and Diluted Income                                                 $10          $ 9              $ 14         $ 15
                                                                         ==================================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EARNINGS PER SHARE
  CMS Energy:
     Average Shares - Basic                                               108.2         100.9             104.3        97.6
     Add conversion of 7.75% Trust
         Preferred Securities                                               4.2           4.2               4.2         3.3
     Options-Treasury Shares                                                 .4            .6                .4          .4
                                                                         --------------------------------------------------

     Average Shares - Diluted                                             112.8         105.7             108.9       101.3
                                                                         ==================================================
  Class G:
    Average Shares
      Basic and Diluted                                                     8.5           8.2               8.4         8.1
                                                                         ==================================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                                              $  .82       $  .79             $ 2.69       $2.45
      Diluted                                                            $  .80       $  .77             $ 2.66       $2.44
  Class G:
      Basic and Diluted                                                  $ 1.19       $ 1.09             $ 1.68       $1.76
===========================================================================================================================

(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributible to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

In February 1999, CMS Energy declared and paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In April 1999, the Board of Directors declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, payable in May 1999.


5:   RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS

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

COMMODITY PRICE HEDGES: CMS Energy engages in commodity price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in i) the market value of the commodity price contracts and ii) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Effective January 1, 1999, CMS Energy adopted mark-to-market accounting for energy trading contracts in accordance with EITF 98-10. Mark-to-market accounting requires gains and losses resulting from changes in market prices on contracts entered into for trading purposes to be reflected in earnings currently. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's financial position, results of operations and cash flows as of March 31, 1999.

Consumers has entered into and will enter into electric option contracts to ensure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

CMS Oil and Gas has one arrangement which is used to fix the prices that CMS Oil and Gas will pay for gas supplied to the MCV Facility for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS Oil and Gas the difference, and vice versa.

The contract with the seller provides a calculation of exposure for the purpose of requiring an exposed party to post a standby letter of credit. Under this calculation, if a party's exposure at any time exceeds

$5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At March 31, 1999, the seller posted a letter of credit in an amount approximating $300,000. The letter of credit obligation does not necessarily bear any relation to the market value of the contract. At March 31, 1999, the fair value of this contract was $13 million.

A subsidiary of CMS Gas Transmission uses natural gas futures contracts and CMS Marketing, Services and Trading Company uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $658 million at March 31, 1999. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $1.2 billion at March 31, 1999, which includes $716 million, $250 million and $220 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at March 31, 1999 was $10 million, representing the amount CMS Energy would receive upon settlement.


6:   REPORTABLE SEGMENTS

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

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from an international energy distribution business and a land development business fall below the quantitative thresholds for reporting. Neither of these segments has ever met any of the quantitative thresholds for determining reportable segments. Amounts shown for the natural gas transmission, storage and processing segment include Panhandle, which was acquired on March 29, 1999. Other financial data for reportable segments are as follows:

Reportable Segments

                                                                                     In Millions
------------------------------------------------------------------------------------------------
                                                                  March 31,         December 31,
                                                                      1999                  1998
------------------------------------------------------------------------------------------------

Identifiable Assets
  Electric utility (a)                                             $ 4,525               $ 4,640
  Gas utility (a)                                                    1,654                 1,726
  Independent power production                                       2,444                 2,252
  Oil and gas exploration and production                               556                   547
  Natural gas transmission, storage and processing                   3,417                   971
  Marketing, services and trading                                      158                   152
  Other                                                              1,013                 1,022
                                       ---------------------------------------------------------

                                                                   $13,767               $11,310
================================================================================================


(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1999 (except with respect to the matters disclosed in Note 3, "Consumers' Electric Utility Rate Matters", and Note 19, as to which the date is March 29, 1999), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              /s/ Arthur Andersen LLP

Detroit, Michigan,
     May 11, 1999.

                      [This page intentionally left blank]

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

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 1998 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes.

This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based upon assumptions and such assumptions are believed to be reasonable and are made in good faith, Consumers cautions that assumed results almost always vary from actual results and the difference between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this MD&A. More specific risk factors are contained in various public filings made by Consumers with the SEC. This report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.



RESULTS OF OPERATIONS

                                                                                                     In Millions
March 31                                                                 1999              1998           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $109              $102             $  7
Twelve months ended                                                       319               299               20
================================================================================================================

Net income available to the common stockholder was $109 million for the three months ended March 31, 1999 compared to $102 million for the same 1998 period. The increase in earnings of $7 million was due to higher electric and gas deliveries as a result of more normal winter temperatures as compared to 1998, the result of changes in regulation which allow Consumers the opportunity to benefit from lower electric power supply costs and reduced gas costs, and improved earnings from the MCV Partnership. These increases were partially offset by higher operating costs related to increased gas deliveries and the absence of an accounting change for property taxes which occurred in 1998. The accounting change resulted in a benefit of $66 million ($43 million after-tax) that was partially offset by the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. Net income available to the common shareholder was $319 million for the twelve months ended March 31, 1999 compared to $299 million for the same period in 1998. The increase in earnings of $20 million is primarily due to increased electric deliveries and the result of the changes in regulation which allowed Consumers the opportunity to benefit from lower electric power supply costs and reduced gas costs. Partially offsetting this increase in earnings was reduced gas deliveries, increased operating expenses, and the absence of the 1998 change in accounting for property taxes and the loss from the PPA as discussed above. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
March 31                                                                 1999              1998           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                      $ 134             $ 119             $ 15
Twelve months ended                                                       491               444               47
================================================================================================================

Electric pretax operating income was $134 million for the three months ended March 31, 1999 compared to $119 million for the same period in 1998. The increase in earnings of $15 million resulted from increased electric deliveries and changes in regulation which provides Consumers the opportunity to benefit from reduced power supply costs. In the past, reductions to power costs would have had no impact on net income because power cost savings were passed onto Consumers' electric customers. Electric pretax operating income was $491 million for the twelve months ended March 31, 1999 compared to $444 million for the same period of 1998. This increase of $47 million also resulted from increased electric deliveries and changes in regulation which provided benefits from reduced power supply costs in 1999 partially offset by increased operating expenses. The following table quantifies these impacts on Pretax Operating
Income:

                                                                                                     In Millions
                                                                             Three Months          Twelve Months
                                                                           Ended March 31         Ended March 31
Change Compared to Prior Year                                                1999 vs 1998           1999 vs 1998
----------------------------------------------------------------------------------------------------------------
Electric Deliveries                                                                $ 8                      $ 42
Power supply costs                                                                   5                        24
Rate increases and other non-commodity revenue                                       2                         2
Operations and maintenance                                                           2                       (11)
General taxes and depreciation                                                      (2)                      (10)
                                                                               ---------------------------------

Total change                                                                      $ 15                      $ 47
================================================================================================================

ELECTRIC DELIVERIES: Total electric deliveries were 10 billion kwh for the three months ended March 31, 1999, an increase of 4.0 percent resulting primarily from higher electric deliveries to ultimate customers in the residential and commercial sectors. Electric deliveries were 40.4 billion kwh for the twelve months ended March 31, 1999, an increase of 5.1 percent which also reflects an increase in electric deliveries to ultimate customers, primarily in the residential and commercial sectors.

POWER COSTS:

                                                                                                     In Millions
March 31                                                                  1999              1998          Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                     $   279           $   270             $ 9
Twelve months ended                                                      1,183             1,128              55
================================================================================================================

Power costs increased for the three months period ended March 31, 1999 compared to the same 1998 period as a result of increased sales. Power costs also increased for the twelve months ended March 31, 1999 compared to the same period in 1998 for the same reason. Both internal generation and power purchases from outside sources increased during this period to meet the increased demand.

UNCERTAINTIES: Consumers' financial position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Facility; 4) electric industry restructuring; 5) implementation of a frozen PSCR and initiatives to be undertaken to reduce exposure to high energy prices; 6) underrecoveries associated with power purchases from the MCV Partnership; and 7) decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see
Note 2, Uncertainties, incorporated by reference herein.


GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 1999              1998           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 78              $ 54              $24
Twelve months ended                                                       150               130               20
================================================================================================================

Gas pretax operating income was $78 million for the three months ended March 31, 1999 compared to $54 million for the same period in 1998. The increase of $24 million is the result of increased gas deliveries due to colder temperatures during the 1999 heating season and changes in gas regulation which suspended Consumers' GCR clause in mid-1998. This suspension provided Consumers the opportunity to benefit from lower gas prices. In the past reductions in gas costs would have had no impact on gas pretax operating income because any gas cost savings were passed on to Consumers' gas customers. This increase was partially offset by increased depreciation and general tax expense associated with additional plant expansion. Gas pretax operating income was $150 million for the twelve month period ended March 31, 1999 compared to $130 million for the same period in 1998. The increase of $20 million results from the suspension of Consumers' GCR clause during 1998 as discussed above and lower operation and maintenance costs due to cost controls. The following table quantifies these impacts on Pretax Operating Income:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                             Three Months          Twelve Months
                                                                           Ended March 31         Ended March 31
Change Compared to Prior Year                                                1999 vs 1998           1999 vs 1998
----------------------------------------------------------------------------------------------------------------

Sales                                                                                $ 19                  $ (4)
Reduced gas cost per mcf                                                               14                     33
Gas wholesale and retail services activities                                            1                      4
Operation and maintenance                                                               -                      7
General taxes, depreciation and other                                                 (10)                   (20)
                                                                                   -----------------------------
Total increase(decrease) in pretax operating income                                  $ 24                   $ 20
================================================================================================================


GAS DELIVERIES: System deliveries for the three month period ended March 31, 1999, including miscellaneous transportation, were 166 bcf compared to 146 bcf for the same 1998 period. This increase of 20 bcf or 14 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended March 31, 1999, including miscellaneous transportation, were 380 bcf compared to 399 bcf for the same 1998 period. This decrease of 19 bcf or 5 percent was primarily the result of warmer temperatures for the most recent twelve month period.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 1999              1998           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $306              $264              $42
Twelve months ended                                                       606               645              (39)
================================================================================================================

The cost increases for the three month period ended March 31, 1999 was the result of increased gas deliveries due to colder temperatures during the 1999 winter heating season. The cost decrease for the twelve month period ended March 31, 1999 was the result of decreased sales due to warmer overall temperatures.

UNCERTAINTIES: Consumers' financial position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities, 2) a statewide experimental gas restructuring program, and 3) implementation of a frozen GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operations, from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $386 million and $275 million for the first three months of 1999 and 1998, respectively. The $111 million increase resulted primarily from higher electric and gas sales and a $32 million decrease in gas and coal inventories. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used in investing activities totaled $(113) million and $(88) million for the first three months of 1999 and 1998, respectively. The change of $25 million was primarily the result of a $19 million increase in capital expenditures and a $5 million increase in electric restructuring implementation plan expenditures.

FINANCING ACTIVITIES: Cash used in financing activities totaled $(271) and $(178) million for the first three months of 1999 and 1998, respectively. The change of $93 million is primarily the result of the net increase in proceeds of $74 million from the refinancing and issuance of Consumers' debt in 1998 and a $17 million increase in the payment of common stock dividends in 1999.

OTHER INVESTING AND FINANCING MATTERS: Consumers is authorized by FERC to issue securities and guarantees. Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. On April 1, 1999, Consumers redeemed all of its eight million outstanding shares of the $2.08 preferred stock at $25.00 per share. For detailed information about these sources of funds, see Note 3, Short-Term Financings and Capitalization.


OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by type and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                  1999              2000             2001
----------------------------------------------------------------------------------------------------------------

Construction                                                             $476              $499             $482
Nuclear fuel lease                                                         11                 -               16
Capital leases other than nuclear fuel                                     18                16               17
                                                                        ----------------------------------------

                                                                         $505              $515             $515
================================================================================================================

Electric utility operations (a)(b)                                       $382              $392             $395
Gas utility operations (a)                                                123               123              120
                                                                        ----------------------------------------

                                                                         $505              $515             $515
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

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation" and Note 2, Uncertainties,"Electric Rate Matters
- Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' earnings are in excess of its authorized rate of return and seeking an immediate reduction in Consumers' electric rates. The MPSC staff conducted an investigation and concluded in an April 1998 report that no formal rate proceeding was warranted at that time. The MPSC has now set the complaint for hearing, but the presiding ALJ has restricted the scope of the hearing so that the most favorable relief available to ABATE would be an MPSC direction for Consumers to file an electric rate case. Various procedural issues relating to this complaint, including the ALJ's ruling on its scope, are currently on appeal at the MPSC. Consumers is unable to predict the outcome of this matter.


GAS BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries, excluding transportation to the MCV Facility and off-system deliveries, to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, particularly as a result of industry restructuring, and the level of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information, regarding restructuring of the Gas Business, see Note 2, Uncertainties, "Gas Rate Matters-Gas Restructuring," incorporated by reference herein.

OTHER MATTERS

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

STATE OF READINESS: Consumers is managing traditional information technology, which consists of essential business systems (such as payroll, billing and purchasing) and infrastructure (including mainframe, wide area network, local area networks, personal computers, radios and telephone systems). Consumers is also managing process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems.

Additionally, Consumers is managing essential goods and services, which include electric fuel supply, gas fuel supply, independent electric power supplies, buildings and other facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. Consumers is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of Consumers' Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of March 31, 1999, is as follows:

                                                                                                   MONITORING/
                                   IMPACT                                 COMPLIANCE               CONTINGENCY
                                 ANALYSIS         REMEDIATION                 REVIEW                  PLANNING
                             ------------         -----------           ------------               -----------
SYSTEMS                       (a)     (b)         (a)    (b)            (a)      (b)               (a)     (b)
-------
Electric                     3/98    100%         6/99   93%            6/99     91%               6/99    75%
Gas                          3/98    100%         6/99   91%            6/99     91%               6/99    75%

Corporate                    3/98    100%         6/99      85%         6/99     81%               6/99    75%
Operating Services           3/98    100%         6/99      94%         6/99     90%               6/99    75%
Information Technology       3/98    100%         6/99      75%         6/99     70%               6/99    75%
Essential Goods
& Services                   6/99     60%                   N/A                  N/A                       (c)

(a)  Target date for completion.
(b)  Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each major system presented.

COST OF REMEDIATION: Consumers expenses cost for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is $22 million. Costs incurred through March 31, 1999 were $17 million. Consumers' annual Year 2000 Program costs represent approximately 1% to 10% of a typical Consumers' annual information technology budget. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of Consumers resources to the year 2000 issue has not deferred any information technology projects which could have a material adverse affect on Consumers' financial position, liquidity or results of operations.

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

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers' exposure to market risk sensitive instruments and positions include, but are not limited to, changes in interest rates, debt prices and equity prices in which Consumers holds less than a 20 percent interest. In accordance with the SEC's disclosure requirements, Consumers performed a 10 percent sensitivity analysis on its derivative and non-derivative financial instruments. The analysis measures the change in the net present values based on a hypothetical 10 percent adverse change in the market rates to determine the potential loss in fair values, cash flows and earnings. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent change used for the analysis. Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, Consumers relies on the experience and judgment of senior management to revise strategies and adjust positions as they deem necessary.

For purposes of the analysis below, Consumers has not quantified short-term exposures to hypothetically adverse changes in the price or nominal amounts associated with inventories or trade receivables and payables. Furthermore, all derivative financial instruments are entered into for purposes other than trading. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

EQUITY SECURITY PRICE RISK: Consumers has an equity investment in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $14 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of March 31, 1999, Consumers had outstanding $819 million of variable-rate debt. In order to minimize adverse interest-rate changes, Consumers entered into fixed interest-rate swaps for a notional amount of $190 million. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $3 million. As of March 31, 1999, Consumers has outstanding fixed-rate debt including fixed-rate swaps of $2.143 billion with a fair value of $2.145 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $122 million to its fair value. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These statements are based upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve revenue enhancements; national, regional, and local economic competitive and regulatory conditions and developments; capital and financial market conditions including interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption or interruption of facilities or operations due to accidents or political events; nuclear power and other technological developments; the effect of changes in accounting policies; year 2000 readiness; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of Consumers. Accordingly, while Consumers believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. Consumers disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by Consumers with the SEC.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                      $   636      $   612         $2,630       $2,507
  Gas                                                               506          429          1,128        1,135
  Other                                                              14           11             55           51
                                                               -------------------------------------------------
                                                                  1,156        1,052          3,813        3,693
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     77           71            322          300
    Purchased power - related parties                               139          145            567          594
    Purchased and interchange power                                  63           54            294          234
    Cost of gas sold                                                306          264            606          645
    Other                                                           127          133            540          544
                                                                ------------------------------------------------
                                                                    712          667          2,329        2,317
  Maintenance                                                        38           37            174          166
  Depreciation, depletion and amortization                          121          110            413          389
  General taxes                                                      58           55            204          198
                                                               -------------------------------------------------
                                                                    929          869          3,120        3,070
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                          134          119            491          444
  Gas                                                                78           54            150          130
  Other                                                              15           10             52           49
                                                               -------------------------------------------------
                                                                    227          183            693          623
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Loss on MCV power purchases                                         -          (37)             -          (37)
  Dividends and interest from affiliates                              3            4             13           23
  Accretion income                                                    1            2              6            7
  Accretion expense                                                  (4)          (4)           (15)         (17)
  Other, net                                                          3            1             (2)           1
                                                              --------------------------------------------------
                                                                      3          (34)             2          (23)
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                         35           34            139          137
  Other interest                                                      8           10             36           38
  Capitalized interest                                                -            -             (2)          (1)
                                                             ---------------------------------------------------
                                                                     43           44            173          174
----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                      187          105            522          426
INCOME TAXES                                                         68           36            166          133
                                                               -------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                               119           69            356          293
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
 PROPERTY TAXES, NET OF $23 TAX                                       -           43              -           43
                                                              --------------------------------------------------

NET INCOME                                                          119          112            356          336
PREFERRED STOCK DIVIDENDS                                             5            5             19           23
PREFERRED SECURITIES DISTRIBUTIONS                                    5            5             18           14
                                                              --------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                      $   109     $    102        $   319      $   299
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 119         $ 112         $ 356        $ 336
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $13, $13, $52 and $50, respectively)   121           110           413          389
        Loss on MCV power purchases                                   -            37             -           37
        Capital lease and other amortization                         11             8            38           43
        Accretion expense                                             4             4            15           17
        Accretion income - abandoned Midland project                 (1)           (2)           (6)          (7)
        Deferred income taxes and investment tax credit              (3)          (10)           28            3
        Undistributed earnings of related parties                   (14)          (11)          (55)         (48)
        MCV power purchases                                         (14)          (17)          (61)         (65)
        Cumulative effect of accounting change                        -           (66)            -          (66)
        Changes in other assets and liabilities                     163           110            (3)          13
                                                                 -----------------------------------------------

          Net cash provided by operating activities                 386           275           725          652
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease) (93)          (74)         (388)        (357)
  Cost to retire property, net                                      (21)          (17)          (88)         (41)
  Investments in nuclear decommissioning trust funds                (13)          (13)          (52)         (50)
  Investment in Electric Restructuring Implementation Plan           (5)            -           (22)          (3)
  Proceeds from nuclear decommissioning trust funds                  12            12            64           29
  Proceeds from FMLP                                                  7             -            19            -
  Proceeds from the sale of two partnerships                          -             -            27            -
 Associated company preferred stock redemption                        -             -            50            -
 Other                                                                -             4             2           54
                                                               -------------------------------------------------

          Net cash used in investing activities                    (113)          (88)         (388)        (368)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                        (169)         (132)         (199)         157
  Payment of common stock dividends                                 (97)          (80)         (258)        (298)
  Payment of capital lease obligations                               (9)           (7)          (37)         (43)
  Payment of preferred stock dividends                               (5)           (5)          (19)         (27)
  Preferred securities distributions                                 (5)           (5)          (18)         (14)
  Retirement of bonds and other long-term debt                       (1)         (418)         (437)        (470)
  Proceeds from bank loans                                           15             -            15            -
  Proceeds from senior notes                                          -           469           577          469
  Contribution from (return of equity to) stockholder                 -             -            50          (50)
  Proceeds from Trust Preferred Securities                            -             -             -          116
  Retirement of preferred stock                                       -             -             -         (120)
                                                               -------------------------------------------------


          Net cash provided by (used in) financing activities      (271)         (178)         (326)        (280)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS        2             9            11           14

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD             25             7            16           12
                                                              --------------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $ 27         $  16         $  27       $   16
================================================================================================================


                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                    $    49       $   53         $  157        $ 170
  Income taxes paid (net of refunds)                                  -            3            149          119
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                       $     -       $    5         $   42        $   6
  Other assets placed under capital leases                            2            2             14            7
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             CONSUMERS ENERGY COMPANY
                                            CONSOLIDATED BALANCE SHEETS

ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            1999     DECEMBER 31            1998
                                                                      (UNAUDITED)           1998      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $6,772          $6,720          $6,547
  Gas                                                                      2,374           2,360           2,346
  Other                                                                       26              25              24
                                                                          --------------------------------------
                                                                           9,172           9,105           8,917
  Less accumulated depreciation, depletion and amortization                5,430           4,862           4,722
                                                                          --------------------------------------
                                                                           3,742           4,243           4,195
  Construction work-in-progress                                              161             165             144
                                                                          --------------------------------------
                                                                           3,903           4,408           4,339
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                        217             241             287
  First Midland Limited Partnership                                          236             240             244
  Midland Cogeneration Venture Limited Partnership                           220             209             179
  Other                                                                        -               -               7
                                                                          --------------------------------------
                                                                             673             690             717
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      27              25              16
  Accounts receivable and accrued revenue, less allowances
    of $5, $5 and $6, respectively                                           106             114              52
  Accounts receivable - related parties                                       65              63              71
  Inventories at average cost
    Gas in underground storage                                                82             219              79
    Materials and supplies                                                    50              67              64
    Generating plant fuel stock                                               33              43              39
  Postretirement benefits                                                     25              25              25
  Deferred income taxes                                                        -               -              13
  Prepaid property taxes and other                                           116             162             182
                                                                          --------------------------------------
                                                                             504             718             541
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Nuclear decommissioning trust funds                                        565             557             518
  Nuclear plant-related assets                                               535               -               -
  Postretirement benefits                                                    364             372             395
  Abandoned Midland Project                                                   66              71              88
  Other                                                                      324             347             235
                                                                          --------------------------------------
                                                                           1,854           1,347           1,236
                                                                          --------------------------------------

TOTAL ASSETS                                                              $6,934          $7,163          $6,833
================================================================================================================



STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            1999     DECEMBER 31            1998
                                                                      (UNAUDITED)           1998      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          495             502             452
    Revaluation capital                                                       54              68              65
    Retained earnings since December 31, 1992                                446             434             385
                                                                          --------------------------------------
                                                                           1,836           1,845           1,743
  Preferred stock                                                            244             238             238
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100             100
    Consumers Energy Company Financing II (a)                                120             120             120
  Long-term debt                                                           2,023           2,007           1,722
  Non-current portion of capital leases                                       94             100              73
                                                                          --------------------------------------
                                                                           4,417           4,410           3,996
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       153             152             284
  Notes payable                                                               46             215             245
  Accrued taxes                                                              229             238             232
  Accounts payable                                                           148             190             128
  Accounts payable - related parties                                          87              79              82
  Power purchases                                                             47              47              47
  Accrued interest                                                            27              36              20
  Deferred income taxes                                                        6               9               -
  Accrued refunds                                                             13              11              11
  Other                                                                      144             138             132
                                                                          --------------------------------------
                                                                             900           1,115           1,181
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      638             666             668
  Postretirement benefits                                                    446             456             480
  Power purchases                                                            111             121             157
  Deferred investment tax credit                                             131             134             147
  Regulatory liabilities for income taxes, net                               108              87              61
  Other                                                                      183             174             143
                                                                          --------------------------------------
                                                                           1,617           1,638           1,656
                                                                          --------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 2)

Total Stockholders' Investment and Liabilities                            $6,934          $7,163          $6,833
================================================================================================================


(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers.


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS .

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         TWELVE MONTHS ENDED
MARCH 31                                                           1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period                                $   841      $   841        $   841      $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                            502          452            452          504
  Preferred stock reaquired                                           -            -              -           (2)
  Stockholder's contribution                                          -            -            100            -
  Return of stockholder's contribution                                -            -            (50)         (50)
  Capital stock expense                                              (7)           -             (7)           -
                                                              --------------------------------------------------
    At end of period                                                495          452            495          452
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                             68           58             65           36
  Change in unrealized investment-gain (loss) (a)                   (14)           7            (11)          29
                                                              --------------------------------------------------
    At end of period                                                 54           65             54           65
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            434          363            385          385
  Net income (a)                                                    119          112            356          336
  Cash dividends declared- Common Stock                             (97)         (80)          (258)        (299)
  Cash dividends declared- Preferred Stock                           (5)          (5)           (19)         (23)
  Preferred securities distributions                                 (5)          (5)           (18)         (14)
                                                              --------------------------------------------------
    At end of period                                                446          385            446          385
                                                               -------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                $1,836       $1,743         $1,836       $1,743
================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
     Revaluation capital
       Unrealized investment-gain (loss), net of tax of
         $(8), $4, $(6) and $16, respectively                   $   (14)      $    7         $  (11)      $   29
     Net income                                                     119          112            356          336
                                                                ------------------------------------------------

     Total Comprehensive Income                                  $  105       $  119         $  345       $  365
                                                                 ===============================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the Consumers 1998 Form 10-K that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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

RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS: Consumers and its subsidiaries use derivative instruments, including swaps and options, to manage exposure to fluctuations in interest rates and commodity prices, respectively. To qualify for hedge accounting, derivatives must meet the following criteria:
(1) the item to be hedged exposes the enterprise to price and interest rate risk; and (2) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counter parties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counter parties. The risk of nonperformance by the counter parties is considered remote.

Consumers enters into interest rate swap agreements to exchange variable-rate interest payment obligations for fixed-rate obligations without exchanging the underlying notional amounts. These agreements convert variable-rate debt to fixed-rate debt in order to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss.

Consumers has entered into and will enter into electric option contracts to ensure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Based upon these orders, Consumers expects to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At March 31, 1999, Consumers had a net investment in energy supply facilities of $839 million included in electric plant and property.

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the production, transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' Form 10-K for year ending December 31, 1998. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Also in 1998, the Emerging Issues Task Force published Issue 98-10, Accounting for Energy Trading and Risk Management Activities. Each of these statements is effective for 1999. Application of these standards has not had a material affect on Consumers' financial position, liquidity or results of operations.

2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects, and in 1997 the EPA revised these standards. It is probable that the 1997 standards will result in further limitations on small particulate-related emissions.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At March 31, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. The cost of removal and disposal of these materials is currently unknown. There may be some radioactive portion of these materials which no facility in the United States will currently accept. The cost of removal and disposal will constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgement, resulting in the dismissal of the case. The plaintiffs are appealing this decision.

ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999.

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

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: 1) recovery of estimated Transition Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access in 1998; 3) suspension of the PSCR clause as discussed below; and 4) all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer load to customers purchasing their power from other sources over the 1998-2001 period. In March 1999, Consumers received MPSC electric restructuring orders which generally supported Consumers' implementation plan. Accordingly, Consumers is in the process of implementing electric customer retail open access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal generally is limited to this jurisdictional issue. Consumers cannot predict the outcome of electric restructuring on Consumers' financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to such customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers is purchasing electricity options and contracting to buy electricity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for a 16 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-


                                                                                     In Millions
------------------------------------------------------------------------------------------------
                                                Three Months Ended           Twelve Months Ended
March 31                                       1999           1998           1999           1998
------------------------------------------------------------------------------------------------
Pretax operating income                         $14            $10            $53           $47
Income taxes and other                            4              3             16            14
------------------------------------------------------------------------------------------------

Net income                                      $10             $7            $37           $33
================================================================================================

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge and a variable energy charge, based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level which is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to supply PECO with electric generating capacity under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and rate-making approvals related to the transaction. In an order issued on April 30, 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. Consumers is currently studying the conditions attached to the approval to determine whether there is any need for clarification of how the conditions would operate under various future scenarios and whether the conditional approval is acceptable to Consumers.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At March 31, 1999 and March 31, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $103 million and $133 million, respectively. At March 31, 1999, the undiscounted after-tax amount associated with this liability totaled $159 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $13 million as of March 31, 1999. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                         1999         2000         2001         2002          2003
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries, net of tax               $26          $21          $20           $19          $18
==================================================================================================================

If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA, Consumers will need to recognize additional losses for future underrecoveries. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that will cap availability payments to the MCV Partnership at 98.5 percent. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations and any other relevant circumstances.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the orders.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this same assessment process for all licensees in 1998. Until such time as the NRC completes its review of processes for assessing performance at nuclear power plants, the Plant Performance Review is being used to provide an assessment of licensee performance. Palisades received its performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 1999 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades and plans to load five additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL under the nuclear liability secondary protection program; $88 million per occurrence, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock and Palisades to be $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform with the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommission trust's equity investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in late 1999 or early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $3 million a year. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At March 31, 1999, Consumers had an investment in nuclear decommissioning trust funds of $386 million for Palisades and $179 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and may take five to ten years to return the site to its original condition. For the first three months of 1999, Consumers spent $14 million for the decommissioning and withdrew $12 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $88 million for the decommissioning and withdrew $81 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments, of $382 million for 1999, $392 million for 2000, and $395 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. By late 1999, Consumers expects to have completed sufficient investigation of the 23 sites to make a more accurate estimate of remediation methods and costs. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of March 31, 1999, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of April 19,1999, more than 142,000 customers chose alternative gas suppliers, representing approximately 34 bcf of gas load. Under traditional regulation, Consumers had not been allowed to benefit from reducing its cost of the commodity supplied to its customers, so the loss of commodity sales to these customers will not have any impact on net income. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 7 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $123 million for each of 1999 and 2000, and $120 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

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


3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At March 31, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

SHORT-TERM FINANCINGS: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1999, a total of $221 million was outstanding at a weighted average interest rate of 5.6 percent, compared with $245 million outstanding at March 31, 1998, at a weighted average interest rate of 6.2 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1999 and 1998, receivables sold under the program totaled $344 million and $340 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

LONG-TERM FINANCINGS: Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all of its eight million outstanding shares of the $2.08 preferred stock at $25.00 per share.

Under the provisions of its Articles of Incorporation, Consumers had $308 million of unrestricted retained earnings available to pay common dividends at March 31, 1999. In January 1999, Consumers declared and paid a $97 million common dividend.

                               ARTHUR ANDERSEN LLP




                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Energy Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1999 (except with respect to the matter disclosed in Note 2, "Electric Rate Matters", as to which the date is March 29, 1999), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                       /s/ Arthur Andersen LLP

Detroit, Michigan,
    May 11, 1999.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle owns an LNG regasification plant and related tanker port unloading facilities and LNG and gas storage facilities. The rates and conditions of service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Panhandle's 1998 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based on assumptions and such assumptions are believed to be reasonable and are made in good faith, Panhandle cautions that assumed results almost always vary from actual results and differences between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Information section in this MD&A. More specific risk factors are contained in various public filings made by Panhandle with the SEC. This report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line Company's affiliates, Trunkline LNG and Panhandle Storage, were acquired by CMS Panhandle Holding, which is an indirect wholly owned subsidiary of CMS Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became direct wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

Prior to the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; certain intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy was indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

CMS Panhandle Holding issued $800 million of senior unsecured notes and received a $1.1 billion capital contribution from CMS Energy to fund the acquisition of Panhandle. The CMS Panhandle Holding senior notes are guaranteed by Panhandle Eastern Pipe Line Company. CMS Panhandle Holding intends to merge into Panhandle Eastern Pipe Line Company during the second quarter of 1999, at which time the purchase accounting impact of CMS Panhandle Holding's acquisition of Panhandle, including the additional debt, equity and related allocation of fair value to assets acquired and liabilities assumed, will be reflected in Panhandle's consolidated financial statements. As of March 31, 1999, Panhandle's financial statements reflect the assets and liabilities of Panhandle on a historical basis.

RESULTS OF OPERATIONS


NET INCOME:
                                                                    In Millions
-------------------------------------------------------------------------------
March 31                            1999               1998             Change
-------------------------------------------------------------------------------

Three Months Ended                  $ 34               $ 35              $ (1)
===============================================================================

For the three months ended March 31, 1999, net income was $34 million, down $1 million from the comparable period in 1998. Total natural gas transportation volumes for the three months ended March 31, 1999 decreased one percent from the same period in 1998.

Revenues for the three months ended March 31, 1999 decreased $6 million from the comparable period in 1998 due primarily to decreased reservation revenues and lower transportation volumes in 1999.

Operating expenses for the three months ended March 31, 1999 decreased $5 million from the prior year comparable period, primarily as a result of lower benefit costs.

PRETAX OPERATING INCOME:

                                                                   In Millions
--------------------------------------------------------------------------------
                                                                  Three Months
                                                                Ended March 31
Change Compared to Prior Year                                    1999 vs. 1998
--------------------------------------------------------------------------------
Deliveries (including special contract discounts)                          $(5)
Other non-commodity revenue                                                 (1)
Operations and maintenance                                                   5
                                                              ------------------
Total Change                                                               $(1)
================================================================================

CASH POSITION AND INVESTING

OPERATING ACTIVITIES: Panhandle's consolidated net cash provided by operating activities is derived mainly from the transportation and storage of natural gas. Consolidated cash from operations totaled $21 million and $19 million for the first three months of 1999 and 1998, respectively. Panhandle uses operating cash primarily to maintain and expand its gas systems.

INVESTING ACTIVITIES: Panhandle's consolidated net cash used in investing activities totaled $21 million and $19 million for the first three months of 1999 and 1998, respectively. The increase of $2 million primarily reflects an increase in advances to subsidiaries of Duke Energy, partially offset by decreased capital expenditures due to the 1998 expenditures related to the Terrebonne expansion project in the Gulf of Mexico.

CAPITAL EXPENDITURES

Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, for the next three years to be approximately $60 million for each year. These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 are expected to be satisfied by cash from operations.


OUTLOOK

The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. Management is evaluating the continued applicability of SFAS 71, particularly in light of the acquisition by CMS Panhandle Holding and the new cost basis of Panhandle which will result from the pending merger of CMS Panhandle Holding with Panhandle.

OTHER MATTERS

REGULATORY MATTERS

The interstate natural gas transmission industry currently is regulated on a basis designed to recover the costs (including depreciation and return on investment) of providing services to customers. In July 1998, the FERC issued a NOPR on short-term interstate natural gas transportation services, which proposed an integrated package of revisions to its regulations governing such services. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a NOI on its pricing policies for the long-term markets. The NOI seeks comments on whether FERC's policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, and do not result in over-building and excess capacity.

Comments on the NOPR and NOI were filed in April 1999. Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

For detailed information about other uncertainties, see Note 2, Regulatory Matters, incorporated by reference herein.

NEW ACCOUNTING RULES

In 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued., Panhandle is required to adopt this standard by January 1, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Panhandle is currently reviewing the expected impact of SFAS 133 on its financial statements and has not yet determined the timing of or method of adoption.

YEAR 2000 COMPUTER MODIFICATIONS

STATE OF READINESS: In 1996, Panhandle initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

Panhandle is using a three-phase approach to address year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Panhandle is employing a combination of systems repair and planned systems replacement activities to achieve year 2000 readiness for its business and process control systems, equipment and devices. Panhandle has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. Panhandle's goal is to have its critical systems, equipment and devices year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of year 2000 readiness and are incorporated into Panhandle's overall program as necessary.

Panhandle is actively evaluating and tracking year 2000 readiness of external third parties with which it has a significant relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the year 2000 readiness of third parties cannot be controlled, Panhandle is attempting to assess the readiness of third parties and any potential implications to its operations. Alternative suppliers of critical products, goods and services are being identified, where necessary.

COSTS: Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as consulting and contract costs, are approximately $1 million. The costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS: Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which Panhandle would temporarily be unable to deliver services to its customers. Management believes that the most reasonably likely worst case scenario would be minor, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on results of operations or financial position.

CONTINGENCY PLANS: Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which year 2000 impacts may occur. Panhandle intends to complete its year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on Panhandle's business operation, results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if Panhandle's internal systems, or the internal systems of external parties with which it has a significant relationship, fail to achieve year 2000 readiness in a timely manner, Panhandle's business operation, results of operations or financial position could be adversely affected.

FORWARD-LOOKING INFORMATION

From time to time, Panhandle may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Panhandle cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: entry of competing pipelines into Panhandle's markets and competitive strategies of competing pipelines, including rate and other pricing practices; state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in prices of commodities (primarily natural gas and competing fuels) and interest rates; changes in environmental and other laws and regulations to which Panhandle is subject to or other external factors over which Panhandle has no control; the results of financing efforts; expansion and other growth opportunities; year 2000 readiness; and the effect of Panhandle's accounting policies issued periodically by accounting standard-setting bodies.

                        PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 ----------------------
                                                                                  1999           1998
                                                                                 -------        -------
OPERATING REVENUE
     Transportation and storage of natural gas                                     $127           $132
     Other                                                                            6              7
                                                                                   ----           ----
        Total operating revenue                                                     133            139
                                                                                   ----           ----

OPERATING EXPENSES
     Operation and maintenance                                                       43             48
     Depreciation and amortization                                                   14             14
     General taxes                                                                    7              7
                                                                                   ----           ----
        Total operating expenses                                                     64             69
                                                                                   ----           ----

PRETAX OPERATING INCOME                                                              69             70

OTHER INCOME                                                                          5              6
                                                                                   ----           ----
EARNINGS BEFORE INTEREST AND TAXES                                                   74             76
                                                                                   ----           ----

INTEREST CHARGES
     Interest on long-term debt                                                       6              6
     Other interest                                                                  13             13
                                                                                   ----           ----
                                                                                     19             19

NET INCOME BEFORE INCOME TAXES                                                       55             57

INCOME TAXES                                                                         21             22
                                                                                   ----           ----

CONSOLIDATED NET INCOME                                                            $ 34           $ 35
                                                                                   ====           ====

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            1999           1998
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $ 34           $ 35
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             15             15
     Deferred income taxes                                                     --             (1)
     Changes in current assets and liabilites                                 (31)           (31)
     Other, net                                                                 3              1
                                                                             ----           ----
        Net cash provided by operating activities                              21             19
                                                                             ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                       (4)           (18)
     Net decrease (increase) in advances receivable - PanEnergy               (17)             1
     Retirements and other                                                     --             (2)
                                                                             ----           ----
        Net cash used in investing activities                                 (21)           (19)
                                                                             ----           ----

     Net Increase (Decrease) in Cash and Temporary Cash Investments            --             --

     CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                  --             --
                                                                             ----           ----
     CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                      $ --           $ --
                                                                             ====           ====


OTHER CASH FLOW ACTIVITIES WERE:
     Interest paid (net of amounts capitalized)                              $ 25           $ 25
     Income taxes paid (net of refunds)                                        37             55



   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                         March 31,
                                                           1999        December 31,
                                                        (Unaudited)         1998
                                                      -------------   --------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                $2,478            $2,760
     Less accumulated depreciation and amortization       1,652             1,798
                                                         ------            ------
        Sub-total                                           826               962
     Construction work-in-progress                           12                17
                                                         ------            ------
        Net property, plant and equipment                   838               979
                                                         ------            ------

INVESTMENTS
     Advances and note receivable - PanEnergy                --               738
     Investment in affiliates                                 1                44
     Other                                                    7                 6
                                                         ------            ------
        Total investments and other assets                    8               788
                                                         ------            ------

CURRENT ASSETS
     Receivables                                             88                94
     Inventory and supplies                                  56                55
     Deferred income tax                                      8                 2
     Current portion of regulatory assets                    --                 6
     Other                                                   29                23
                                                         ------            ------
        Total current assets                                181               180
                                                         ------            ------

NON-CURRENT ASSETS
     Deferred income taxes                                  469                --
     Debt expense                                            11                11
     Other                                                   16                15
                                                         ------            ------
        Total non-current assets                            496                26
                                                         ------            ------

     TOTAL ASSETS                                        $1,523            $1,973
                                                         ======            ======



   The accompanying condensed notes are an integral part of these statements.

                                                                                  March 31,
                                                                                    1999          December 31,
                                                                                 (Unaudited)         1998
                                                                                ------------      ------------
STOCKHOLDER'S INVESTMENT AND LIABILITIES

CAPITALIZATION
     Common stockholder's equity
       Common stock, no par, 1,000 shares authorized, issued and outstanding      $    1              $    1
       Paid-in capital                                                               966                 466
       Retained earnings                                                             102                  91
                                                                                  ------              ------
     Total common stockholder's equity                                             1,069                 558
     Long-term debt                                                                  299                 299
                                                                                  ------              ------
        Total capitalization                                                       1,368                 857
                                                                                  ------              ------

CURRENT LIABILITIES
     Notes payable - PanEnergy                                                        --                 675
     Accounts payable                                                                  8                  56
     Accrued taxes                                                                     1                  58
     Accrued interest                                                                  2                   8
     Other                                                                           110                 117
                                                                                  ------              ------
        Total current liabilities                                                    121                 914
                                                                                  ------              ------

NON-CURRENT LIABILITIES
     Deferred income taxes                                                            --                  99
     Other                                                                            34                 103
                                                                                  ------              ------
        Total deferred credits and other liabilities                                  34                 202
                                                                                  ------              ------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

     TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                               $1,523              $1,973
                                                                                  ======              ======


   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              1999            1998
                                                            -------          -------
COMMON STOCK
     At beginning and end of period                         $     1          $     1
                                                            -------          -------

OTHER PAID-IN CAPITAL
     At beginning of period                                     466              466
     Contributions from CMS Panhandle Holding                   500               --
                                                            -------          -------
        At end of period                                        966              466
                                                            -------          -------

RETAINED EARNINGS
     At beginning of period                                      91               34
     Net Income                                                  34               35
     Contributions to PanEnergy                                  57               --
     Common stock dividends                                     (80)              (2)
                                                            -------          -------
        At end of period                                        102               67
                                                            -------          -------

     TOTAL COMMON STOCKHOLDER'S EQUITY                      $ 1,069          $   534
                                                            =======          =======




   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the 1998 Form 10-K of Panhandle Eastern Pipe Line Company, which include the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

1.  CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company is a wholly owned subsidiary of CMS Panhandle Holding, which is an indirect wholly owned subsidiary of CMS Energy. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of Panhandle are subject to the rules and regulations of the FERC.

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as its affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for $1.9 billion in cash and existing Panhandle debt of $300 million. Immediately following the acquisition, CMS Panhandle Holding contributed the stock of Trunkline LNG and Panhandle Storage to Panhandle Eastern Pipe Line Company. As a result, at March 31, 1999, Trunkline LNG and Panhandle Storage were wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

Prior to the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; certain intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy was indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

CMS Panhandle Holding issued $800 million of senior unsecured notes and received a $1.1 billion capital contribution from CMS Energy to fund the acquisition of Panhandle. The CMS Panhandle Holding senior notes are guaranteed by Panhandle Eastern Pipe Line Company. CMS Panhandle Holding intends to merge into Panhandle Eastern Pipe Line Company during the second quarter of 1999, at which time the purchase accounting impact of CMS Panhandle Holding's acquisition of Panhandle, including the additional debt, equity and related allocation of fair value to assets and liabilities acquired, will be reflected in Panhandle's consolidated financial statements. As of March 31, 1999, Panhandle's financial statements reflect the assets and liabilities of Panhandle on a historical basis. If the acquisition and the merger of CMS Panhandle Holding into Panhandle Eastern Pipe Line Company had occurred on January 1, 1999, the unaudited March 31, 1999 pro forma amounts for operating revenue, net income and total assets would have been $128 million, $27 million and $2.5 billion, respectively.

2.  REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. Hearings were completed in October of 1997 and initial decisions by a FERC ALJ were issued on certain matters in May 1998 and on the remainder of the rate proceedings in November 1998. Responses to the initial decisions were provided by Trunkline to FERC following the issuance of the initial decisions. In May 1999, FERC issued an order remanding certain matters back to the ALJ for further proceedings.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At March 31, 1999 and December 31, 1998, accounts receivable included $51 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $51 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which has entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline has requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option is exercised. The abandonment would reduce Trunkline's certificated capacity from the current level of 1,810 Mdth/d to 1,555 Mdth/d, but will have no adverse effect on Trunkline's ability to meet all of its firm service obligations. The filing is pending FERC action.

3.  RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:


                                                                Millions
-------------------------------------------------------------------------
                                         March 31,          December 31,
                                              1999                  1998
-------------------------------------------------------------------------
Receivables                                    $ 1                   $ 2
Accounts payable                                 -                    46
Taxes accrued                                    1                    35
-------------------------------------------------------------------------


Interest charges included $13 million and $14 million for the three months ended March 31, 1999 and 1998, respectively, for interest associated with notes payable to a subsidiary of Duke Energy.

In conjunction with the acquisition, all intercompany advance and note balances between Panhandle and subsidiaries of Duke Energy were eliminated. Transactions with prior affiliates before the acquisition are now reflected as receivables on the Consolidated Balance Sheets.

4.  GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1999 and December 31, 1998, other current assets included $24 million and $20 million, respectively, and other current liabilities included $24 million and $22 million, respectively, related to gas imbalances.

5.  INVESTMENT IN AFFILIATES

NORTHERN BORDER PARTNERS, L.P. Northern Border Partners, L.P. is a master limited partnership that owns 70 percent of Northern Border Pipeline Company, a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. At December 31, 1998, Panhandle held a 7.0 percent limited partnership interest in Northern Border Partners, L.P., and thus, an indirect 4.9 percent ownership interest in Northern Border Pipeline Company. In conjunction with the acquisition of Panhandle by CMS Energy, Panhandle transferred its interest in Northern Border to a subsidiary of Duke Energy in the first quarter of 1999.

WESTANA GATHERING COMPANY. Westana Gathering Company is a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma. In conjunction with the acquisition of Panhandle by CMS Energy, Panhandle's interest in Westana Gathering Company was transferred to a subsidiary of Duke Energy in the first quarter of 1999.

LEE 8 STORAGE. Panhandle, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line Company by CMS Panhandle Holding on March 29, 1999.

6.  COMMITMENTS AND CONTINGENCIES

CONTINGENT INDEBTEDNESS: On March 29, 1999, CMS Panhandle Holding issued $800 million of senior unsecured notes which were guaranteed by Panhandle: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. CMS Panhandle Holding intends to merge into Panhandle during the second quarter of 1999, at which point Panhandle will become the direct obligor on these notes.

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, for the next three years to be approximately $60 million for each year. These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 are expected to be satisfied by cash from operations.

LITIGATION: Under the terms of the sale of Panhandle to CMS Energy discussed in
Note 1 to the Consolidated Financial Statements, subsidiaries of Duke Energy indemnified CMS Energy from losses resulting from certain legal and tax liabilities of Panhandle, including the matters specifically discussed below:

In April 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle in the United States District Court for the Western District of Missouri. The plaintiffs alleged that Panhandle has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the Panhandle system for service to the Kansas City area. This matter was resolved between the parties in March 1999 and did not have a material adverse effect on consolidated results of operations or financial position.

In May 1997, Anadarko filed suits against Panhandle and other PanEnergy affiliates, as defendants, both in the United States District Court for the Southern District of Texas and state district court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. In October 1998 and January 1999, the FERC issued orders on ad valorem tax issues, finding that first sellers of gas were primarily liable for refunds. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. Panhandle believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

Panhandle is also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $53 million for the remainder of 1999 through 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

7.  ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. Panhandle has communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, as discussed in Note 1 to the Consolidated Financial Statements, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue until 2001.

8.  BENEFIT PLANS

RETIREMENT PLAN: Following the acquisition of Panhandle by CMS Energy described in Note 1, Panhandle now participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service.

Under the terms of the acquisition of Panhandle by CMS Energy, benefit obligations related to active employees and certain plan assets were transferred to CMS Energy. Benefit obligations related to existing retired employees and remaining plan assets were retained by a subsidiary of Duke Energy.

OTHER POSTRETIREMENT BENEFITS: Panhandle, in conjunction with CMS Energy, provides certain health care and life insurance benefits for retired employees on a contributory and noncontributory basis. Substantially all employees may become eligible for these benefits if they have met certain age and service requirements as defined in the plans.

Under the terms of the acquisition of Panhandle by CMS Energy as discussed in
Note 1 to the Consolidated Financial Statements, benefit obligations related to active employees were transferred to CMS Energy, and benefit obligations related to existing retired employees and plan assets were retained by a subsidiary of Duke Energy.


9.  TAXES

As described in Note 1, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price. This tax basis in excess of Panhandle's current book basis creates deferred tax assets and associated paid-in-capital of approximately $477 million. When CMS Panhandle Holding is merged with Panhandle, approximately $462 million of Panhandle's deferred tax assets will be eliminated.

                              ARTHUR ANDERSEN LLP


                    Report of Independent Public Accountants


To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The consolidated financial statements of Panhandle Eastern Pipe Line Company as of December 31, 1998, were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP


Houston, Texas,
May 11, 1999.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures About Market Risk is contained in PART
I: CMS ENERGY CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures About Market Risk is contained in PART
I: CONSUMERS ENERGY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle Eastern Pipe Line Company's Form 10-K for the year ended December 31, 1998. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CONSUMERS

ANTITRUST LITIGATION
For a discussion of Consumers' antitrust litigation see Note 2 subsection "Antitrust" of the Condensed Notes to the Consolidated Financial Statements in
Part I of this Report, incorporated by reference herein.

PANHANDLE

REGULATORY MATTERS
For a discussion of certain Panhandle regulatory matters see Note 2 "Regulatory Matters" of the Condensed Notes to the Consolidated Financial Statements in Part I of this Report, incorporated by reference herein.

OTHER MATTERS
For a discussion of Panhandle's other litigation matters see Note 6 subsection "Litigation" of the Condensed Notes to the Consolidated Financial Statements in
Part I of this Report, incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  LIST OF EXHIBITS

(4)(a)   -   Panhandle:       Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company,
                              Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee
(4)(b)   -   Panhandle:       First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle
                              Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee,
                              including a form of Guarantee by Panhandle Eastern Pipe Line Company of the
                              obligations of CMS Panhandle Holding Company
(10)(a)  -   Panhandle:       Purchase Agreement between the Underwriters named therein and CMS Panhandle
                              Holding Company dated March 23, 1999
(12)     -   CMS Energy:      Statements regarding computation of Ratio of Earnings to Fixed Charges
(15)(a)  -   CMS Energy:      Letter of Independent Public Accountant
(27)(a)  -   CMS Energy:      Financial Data Schedule
(27)(b)  -   Consumers:       Financial Data Schedule
(27)(c)  -   Panhandle:       Financial Data Schedule
(99)     -   CMS Energy:      Consumers Gas Group Financials

(B)  REPORTS ON FORM 8-K

CMS Energy filed Current Reports on Form 8-K on January 20, 1999 covering matters pursuant to "Item 5. Other Events" and on April 6, 1999 covering matters pursuant to "Item 2. Acquisition of Assets" and "Item 7. Exhibits."

Panhandle Eastern Pipe Line Company filed Current Reports on Form 8-K on January 26, 1999 covering matters pursuant to "Item 5. Other Events" and on April 5, 1999 covering matters pursuant to "Item 2. Disposition of Assets", "Item 4. Changes in Registrant's Certifying Accountant" and "Item 7. Exhibits."

Consumers did not file any Current Reports on Form 8-K since filing its Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                               CMS ENERGY CORPORATION
                              --------------------------------------------------
                                                    (Registrant)


Dated: May 13, 1999           By:               /s/  A.M. Wright
                                  ----------------------------------------------
                                                  Alan M. Wright
                                             Senior Vice President and
                                              Chief Financial Officer



                                         CONSUMERS ENERGY COMPANY
                                                          (Registrant)


Dated: May 13, 1999           By:               /s/  A.M. Wright
                                  ----------------------------------------------
                                                  Alan M. Wright
                                             Senior Vice President and
                                              Chief Financial Officer



                                       PANHANDLE EASTERN PIPE LINE COMPANY
                              --------------------------------------------------
                                                   (Registrant)


Dated: May 13, 1999           By:                /s/  A.M. Wright
                                  ----------------------------------------------
                                                  Alan M. Wright
                                            Senior Vice President and
                                              Chief Financial Officer

LIST OF EXHIBITS

(4)(a)   -   Panhandle:       Indenture dated as of March 29, 1999, among CMS Panhandle Holding Company,
                              Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee
(4)(b)   -   Panhandle:       First Supplemental Indenture dated as of March 29, 1999, among CMS Panhandle
                              Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank, as Trustee,
                              including a form of Guarantee by Panhandle Eastern Pipe Line Company of the
                              obligations of CMS Panhandle Holding Company
(10)(a)  -   Panhandle:       Purchase Agreement between the Underwriters named therein and CMS Panhandle
                              Holding Company dated March 23, 1999
(12)     -   CMS Energy:      Statements regarding computation of Ratio of Earnings to Fixed Charges
(15)(a)  -   CMS Energy:      Letter of Independent Public Accountant
(27)(a)  -   CMS Energy:      Financial Data Schedule
(27)(b)  -   Consumers:       Financial Data Schedule
(27)(c)  -   Panhandle:       Financial Data Schedule
(99)     -   CMS Energy:      Consumers Gas Group Financials
