Form 10-Q
period 1999-06-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 1999-08-13
CIK 811156, 76063, 201533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ___ to ___

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


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 1999:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                           109,393,114
   CMS Energy Class G Common Stock, no par value                                       8,662,417
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                 84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                                 1,000

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES
           AND EXCHANGE COMMISSION FOR THE QUARTER ENDED JUNE 30, 1999

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


                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Glossary ..........................................................           3
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis .........................       CMS-1
     Consolidated Statements of Income ............................       CMS-16
     Consolidated Statements of Cash Flows ........................       CMS-18
     Consolidated Balance Sheets ..................................       CMS-20
     Consolidated Statements of Common Stockholders' Equity .......       CMS-22
     Condensed Notes to Consolidated Financial Statements .........       CMS-23
     Report of Independent Public Accountants .....................       CMS-41
Consumers Energy Company
     Management's Discussion and Analysis .........................       CE-1
     Consolidated Statements of Income ............................       CE-11
     Consolidated Statements of Cash Flows ........................       CE-12
     Consolidated Balance Sheets ..................................       CE-14
     Consolidated Statements of Common Stockholder's Equity .......       CE-16
     Condensed Notes to Consolidated Financial Statements .........       CE-17
     Report of Independent Public Accountants .....................       CE-28
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis .........................       PE-1
     Consolidated Statements of Income ............................       PE-7
     Consolidated Statements of Cash Flows ........................       PE-8
     Consolidated Balance Sheets ..................................       PE-9
     Consolidated Statements of Common Stockholder's Equity .......       PE-11
     Condensed Notes to Consolidated Financial Statements .........       PE-13
     Report of Independent Public Accountants .....................       PE-20
Quantitative and Qualitative Disclosures about Market Risk ........       CO-1
PART II:
     Item 1. Legal Proceedings ....................................       CO-1
     Item 4. Submission of Matters to a Vote of Security Holders ..       CO-2
     Item 5. Other Information ....................................       CO-2
     Item 6. Exhibits and Reports on Form 8-K .....................       CO-3
Signatures ........................................................       CO-4

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE.....................................   Association of Businesses Advocating Tariff Equity
ALJ.......................................   Administrative Law Judge
Anadarko..................................   Anadarko Petroleum Corporation, a non-affiliated company
Articles..................................   Articles of Incorporation
Attorney General..........................   Michigan Attorney General
Aux Sable.................................   Aux Sable Liquids Products, L.P., a non-affiliated company

bcf.......................................   Billion cubic feet
Big Rock..................................   Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................   Board of Directors of CMS Energy
Btu.......................................   British thermal unit

Class G Common Stock......................   One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers Gas Group
Clean Air Act.............................   Federal Clean Air Act, as amended
CMS Energy................................   CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock...................   One of two classes of common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission......................   CMS Gas Transmission and Storage Company, a subsidiary of Enterprises
CMS Generation............................   CMS Generation Co., a subsidiary of Enterprises
CMS Holdings..............................   CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland...............................   CMS Midland Inc., a subsidiary of Consumers
CMS MST...................................   CMS Marketing, Services and Trading Company, a subsidiary of
                                             Enterprises
CMS Oil and Gas ..........................   CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding ....................   CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission
Common Stock..............................   CMS Energy Common Stock and Class G Common Stock
Consumers.................................   Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group.......................   The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals..........................   Michigan Court of Appeals

Detroit Edison............................   The Detroit Edison Company, a non-affiliated company
Dow.......................................   The Dow Chemical Company, a non-affiliated company
Duke Energy...............................   Duke Energy Corporation, a non-affiliated company

EITF......................................   Emerging Issues Task Force
Enterprises...............................   CMS Enterprises Company, a subsidiary of CMS Energy
EPA.......................................   Environmental Protection Agency
EPS.......................................   Earning per share
Exchange Notes............................   $300 million 6.125% senior notes due 2004, $200 million 6.5% senior notes due 2009 and $300 million 7% senior notes due 2029 issued by
                                             Panhandle Eastern Pipeline Company for outstanding notes issued by
                                             CMS Panhandle Holding Company

FASB......................................   Financial Accounting Standards Board
FERC......................................   Federal Energy Regulatory Commission
FMLP......................................   First Midland Limited Partnership, a partnership which operates a marketing center for natural gas

GCR.......................................   Gas cost recovery
GTNs......................................   CMS Energy General Term Notes(R), $250 million Series A, $125 million
                                             Series B, $150 million Series C, $200 million Series D and $400 million Series E

IT........................................   Information technology

Jorf Lasfar...............................   The 1,356 MW (660 MW in operation and 696 MW under construction)
                                             coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh.......................................   Kilowatt-hour

Loy Yang..................................   The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest

mcf.......................................   Thousand cubic feet
MCV Facility..............................   A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership...........................   Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A......................................   Management's Discussion and Analysis
Mdth/d....................................   Million dekatherms per day
MichCon...................................   Michigan Consolidated Gas Company, a non-affiliated company
Michigan Gas Storage......................   Michigan Gas Storage Company, a subsidiary of Consumers
MMBtu.....................................   Million British thermal unit
MPSC......................................   Michigan Public Service Commission
MW........................................   Megawatts

NEIL......................................   Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NOI.......................................   Notice of inquiry
NOPR......................................   Notice of proposed rulemaking
Northern Border...........................   Northern Border Pipeline Company
NRC.......................................   Nuclear Regulatory Commission

Order 888 and Order 889...................   FERC final rules issued on April 24, 1996
Outstanding Shares........................   Outstanding shares of Class G Common Stock

Palisades.................................   Palisades nuclear power plant, owned by Consumers
Pan Gas Storage...........................   Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe Line
                                             Company
Panhandle.................................   Panhandle Eastern Pipe Line Company, including its subsidiaries
                                             Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline

                                             LNG. Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage.........................   CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                             Line Company
PCBs......................................   Poly chlorinated biphenyls
PECO......................................   PECO Energy Company, a non-affiliated company
PPA.......................................   The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
PSCR......................................   Power supply cost recovery

SEC.......................................   Securities and Exchange Commission
Senior Credit Facilities..................   $725 million senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility
SFAS......................................   Statement of Financial Accounting Standards
SOP.......................................   Statement of position
Superfund.................................   Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs..........................   Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation, regulatory assets, and costs incurred in the transition to competition.
Trunkline.................................   Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line
                                             Company
Trunkline LNG.............................   Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line
                                             Company
Trust Preferred Securities................   Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either
                                             CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. On March 29, 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy, as further discussed in the Capital Resources and Liquidity section of this MD&A and Note 1. Panhandle is primarily engaged in the interstate transportation and storage of natural gas.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy"s 1998 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, CMS Energy"s Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based on assumptions and such assumptions are believed to be reasonable and are made in good faith, CMS Energy cautions that assumed results almost always vary from actual results and differences between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this MD&A. More specific risk factors are contained in various public filings made by CMS Energy with the SEC. This report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                                                         In Millions, Except Per Share Amounts
                                                                 -----------------------------------------------------
June 30                                                             1999                  1998                 Change
-------                                                             ----                  ----                 ------
THREE MONTHS ENDED
Consolidated Net Income                                          $    75                $    65                $    10
Net Income Attributable to Common Stocks:
   CMS Energy                                                         74                     64                     10
   Class G                                                             1                      1                     --
Earnings Per Average Common Share:
   CMS Energy
        Basic                                                        .68                    .63                    .05
        Diluted                                                      .67                    .62                    .05
   Class G
        Basic and Diluted                                            .10                    .12                   (.02)

SIX MONTHS ENDED                                                                            (a)
Consolidated Net Income                                          $   173                $   153                $    20
Net Income Attributable to Common Stocks:
   CMS Energy                                                        162                    143                     19
   Class G                                                            11                     10                      1



                                     CMS-1

Earnings Per Average Common Share:
   CMS Energy
        Basic                                                       1.50                   1.42                    .08
        Diluted                                                     1.48                   1.39                    .09
   Class G
        Basic and Diluted                                           1.28                   1.20                    .08

TWELVE MONTHS ENDED                                                                         (a)
Consolidated Net Income                                          $   305                $   272                $    33
Net Income Attributable to Common Stocks:
   CMS Energy                                                        291                    258                     33
   Class G                                                            14                     14                     --
Earnings Per Average Common Share:
   CMS Energy
        Basic                                                       2.75                   2.60                    .15
        Diluted                                                     2.71                   2.57                    .14
   Class G
        Basic and Diluted                                           1.65                   1.71                   (.06)

(a) Includes the cumulative effect of an accounting change for property taxes which increased net income by $43 million or $.40 per share - basic and diluted
- for CMS Energy Common Stock and $12 million or $.36 per share basic and diluted - for Class G Common Stock.

The increase in consolidated net income for the second quarter of 1999 over the comparable period in 1998 resulted from increased earnings from the electric utility; the natural gas transmission, storage and processing business as a result of the Panhandle acquisition; and the international energy distribution business. Partially offsetting these increases were lower earnings from the gas utility, independent power production, oil and gas exploration and production, and marketing services and trading businesses; and higher interest expense.

The increase in consolidated net income for the six months ended June 30, 1999 over the comparable period in 1998 resulted from increased earnings in the electric and gas utilities; independent power production; natural gas transmission, storage and processing as a result of the Panhandle acquisition; and international energy distribution businesses; and the recognition in 1998 of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Partially offsetting these increases were the 1998 cumulative effect of the accounting change for property taxes and higher interest expense in the current period.

The increase in consolidated net income for the twelve months ended June 30, 1999 over the comparable 1998 period reflects increased earnings from the electric and gas utilities; independent power production; natural gas transmission, storage and processing as a result of the Panhandle acquisition; and marketing, services and trading businesses. Partially offsetting these increases were lower earnings from the oil and gas exploration and production and international energy distribution businesses coupled with higher interest expense.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.



                                     CMS-2

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                        In Millions
                                                          ---------------------------------------------------------
                                                           Three Months            Six Months         Twelve Months
                                                          Ended June 30         Ended June 30         Ended June 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-----------------------------                              ------------          ------------          ------------
Electric deliveries                                                $ 12                  $ 23                 $ 50
Power supply costs                                                   14                    18                   39
Rate increases and other non-commodity revenue                       (3)                   (4)                  (6)
Operations and maintenance                                           (5)                   (3)                 (17)
General taxes and depreciation                                       (3)                   (4)                  (9)
                                                                   ----                  ----                 ----
Total change                                                       $ 15                  $ 30                 $ 57
                                                                   ====                  ====                 ====


ELECTRIC DELIVERIES: Total electric deliveries for the three months, six months and twelve months ended June 30, 1999, increased in all customer classes. Electric deliveries were 10.3 billion kWh for the three months ended June 30, 1999, an increase of 6.0 percent. Electric deliveries were 20.3 billion kWh for the six months ended June 30, 1999, an increase of 5.0 percent. Electric deliveries were 41 billion kWh for the twelve months ended June 30, 1999, an increase of 4.6 percent.

POWER COSTS:

                                                                                                        In Millions
                                                                  -------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                            ----                  ----                ------
Three months ended                                                $ 293                 $ 312                 $ (19)
Six months ended                                                    571                   583                   (12)
Twelve months ended                                               1,164                 1,170                    (6)


Power costs decreased for the three month period ended June 30, 1999 compared to the same 1998 period as a result of lower power purchase costs. Power costs also decreased for the six months and twelve months ended June 30, 1999 compared to the same period in 1998 for the same reason.

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



                                     CMS-3

CONSUMERS GAS GROUP RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                        In Millions
                                                          ---------------------------------------------------------
                                                           Three Months            Six Months         Twelve Months
                                                          Ended June 30         Ended June 30         Ended June 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-----------------------------                              ------------          ------------          ------------
Gas deliveries                                                      $ 2                  $ 22                  $ 10
Gas cost                                                             (2)                   12                    24
Gas wholesale and retail services activities                          1                     2                     5
Operation and maintenance                                            (5)                   (5)                    4
General taxes, depreciation and other                                (1)                  (12)                  (25)
                                                                   ----                  ----                  ----
Total increase (decrease) in pretax operating income               $ (5)                 $ 19                  $ 18
                                                                   ====                  ====                  ====


GAS DELIVERIES: System deliveries for the three month period ended June 30, 1999, including miscellaneous transportation, were 62.5 bcf compared to 61.3 bcf for the same 1998 period. This increase of 1.8 percent was primarily due to growth during the period. System deliveries for the six month period ended June 30, 1999, including miscellaneous transportation, were 228.7 bcf compared to
207.8 bcf for the same 1998 period. This increase of 20.9 bcf or 10.1 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended June 30, 1999, including miscellaneous transportation, were 380.7 bcf compared to 383.6 bcf for the same 1998 period. This decrease of 0.7 percent was primarily the result of reduced gas transported to the MCV Facility.

COST OF GAS SOLD:

                                                                                                        In Millions
                                                                   ------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                            ----                  ----                ------

Three months ended                                                 $ 78                  $ 74                   $ 4
Six months ended                                                    384                   338                    46
Twelve months ended                                                 609                   600                     9


The cost increases for the three month period ended June 30, 1999 was the result of increased gas deliveries due to growth during this period. The cost increases for the six month period and the twelve month period ended June 30, 1999 was the result of increased sales due to colder overall temperatures during the winter heating season partially offset by lower gas prices.

UNCERTAINTIES: CMS Energy's financial position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas utility operations. Such uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas restructuring program; and 3) implementation of a suspended GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.


                                     CMS-4

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS



PRETAX OPERATING INCOME: Pretax operating income for the three months ended June 30, 1999 decreased $8 million (16 percent) from the comparable period in 1998. This decrease primarily reflects the 1998 gain on the sale of a biomass power purchase agreement and the scheduled reduction of the industry expertise service fee income earned in connection with the purchase of Loy Yang, partially offset by increased operating income from international and domestic plant earnings and fees, reduced net operating expenses and a gain on the sale of two hydro plants. Pretax operating income for the six months ended June 30, 1999 increased $4 million (6 percent) from the comparable period in 1998. This increase primarily reflects increased operating income from international and domestic plant earnings and fees, reduced net operating expenses and increased earnings from the MCV Partnership, partially offset by a 1998 gain on the sale of a power purchase agreement, the scheduled reduction of the industry expertise service fee income earned in connection with the purchase of Loy Yang, and the settlement of a lawsuit. Pretax operating income for the twelve months ended June 30, 1999 increased $21 million (17 percent) from the comparable period in 1998, primarily reflecting increased international and domestic earnings and gains on the sale of plant assets and power purchase agreements, partially offset by higher operating expenses, the settlement of a lawsuit and a scheduled reduction of the industry expertise service fee income earned in connection with the purchase of Loy Yang.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended June 30, 1999 decreased $1 million (14 percent) from the comparable period in 1998 as a result of increased expenses relating to the centralization of certain functions from a district to home office, partially offset by lower exploration expenses. Pretax operating income for the six months ended June 30, 1999 decreased $1 million (11 percent) from the comparable period in 1998 due to lower gas and natural gas liquid prices. Pretax operating income for the twelve months ended June 30, 1999 decreased $27 million (84 percent) from the comparable period in 1998 as a result of lower oil and gas prices and a gain in the prior period from the sale of CMS Oil and Gas' entire interest in oil and gas properties in Yemen, partially offset by lower operating expenses.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended June 30, 1999 increased $39 million (433 percent) from the comparable period in 1998. The increase reflects earnings from Panhandle, which was acquired in March 1999, and increased earnings from international operations, partially offset by a gain in the prior period on the sale of Australian gas reserves and increased net operating expenses primarily relating to the Panhandle acquisition. Pretax operating income for the six months ended June 30, 1999 increased $29 million (132 percent) primarily due to earnings from Panhandle and increased earnings from international operations, partially offset by gains in the prior period on the sale of Petal Gas Storage Company and Australian gas reserves, decreased other domestic earnings, and increased net operating expenses primarily relating to the Panhandle acquisition. Pretax operating income for the twelve months ended June 30, 1999 increased $29 million (88 percent) from the comparable period in 1998. The increase primarily reflects earnings from Panhandle and increased earnings from international operations, partially offset by a gain in the prior period on the sale of Petal Gas Storage Company, decreased other domestic earnings, and increased net operating expenses primarily relating to the Panhandle acquisition.


                                     CMS-5

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

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended June 30, 1999 decreased $5 million from the comparable period in 1998. The decrease is the result of lower margins in the electric wholesale market, increased price volatility in the gas markets, and additional growth-related operating costs. Pretax operating income for the six months ended June 30, 1999 increased $1 million from the comparable period in 1998. The increase is due to improved commodity margins and the effect of the accounting change that recognizes currently the fair market value of trading contracts. Pretax operating income for the twelve months ended June 30, 1999 increased $12 million from the comparable period in 1998. The increase is a result of improved margins on electric and gas sales, increased electric volumes and the mark-to-market adjustments of trading contracts, partially offset by increased expenses related to growth objectives. Gas managed and marketed for end users totaled 181 bcf and 156 bcf for the six months ended June 30, 1999 and 1998, respectively.

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

COMMODITY PRICE RISK: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have had a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of June 30, 1999. The analysis assumes that the maximum exposure associated with purchased options is limited to premiums paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $6.7 billion at June 30, 1999 with a fair value of $6.6 billion. The fair value of CMS Energy's financial derivative instruments at June 30, 1999, with a notional amount




                                     CMS-6
of $790 million, was $300,000, representing the amount CMS Energy would pay upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of June 30, 1999.

CURRENCY EXCHANGE RISK: Management uses forward exchange and option contracts to hedge certain net investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of June 30, 1999, but would result in a net cash settlement of approximately $121 million. The estimated fair value of the foreign exchange and option contracts at June 30, 1999 was $21 million, representing the amount CMS Energy would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of June 30, 1999.

For a discussion of accounting policies related to derivative transactions, see
Note 5.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of operating cash is dividends and distributions from subsidiaries. For the first six months of 1999, Consumers paid $173 million in common dividends and Enterprises paid $33 million in common dividends to CMS Energy. In July 1999, Consumers declared a $35 million dividend payable in August 1999 to CMS Energy. In June 1999, CMS Energy contributed $150 million of paid-in capital to Consumers. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $440 million and $309 million for the first six months of 1999 and 1998, respectively. The $131 million increase resulted from increased earnings and higher depreciation, coupled with a $29 million net increase due to the absence of the 1998 accounting change for property taxes and the increased 1998 provision for underrecoveries under the PPA. CMS Energy uses its operating cash primarily to expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $2.441 billion and $467 million for the first six months of 1999 and 1998, respectively. The increase of $1.974 billion primarily reflects the acquisition of Panhandle in March 1999. CMS Energy's expenditures during the first six months of 1999 for its utility and international businesses were $197 million and $2.256 billion, respectively, compared to $181 million and $292 million, respectively, during the comparable period in 1998.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $2.113 billion and $319 million for the first six months of 1999 and 1998, respectively. The increase of $1.794 billion in net cash provided by financing activities resulted from an increase of $3.823 billion in the issuance of new securities (see table below) and a decrease in the retirement of bonds and other long-term debt ($428


                                     CMS-7
million), partially offset by an increase in the repayment of bank loans ($2.319 billion), and an increase in the retirement of existing securities ($194 million).


                                                                        In Millions
                                                                        -----------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
                           ------------     --------    -------------     ---------   ---------------
CMS ENERGY

GTNs Series E                       (1)          (1)         7.0%(1)         $  114    General corporate purposes

Senior Notes                    January         2009         7.5%            $  480    Repay debt and general
                                                                                       corporate purposes

Senior Notes                   February         2004        6.75%            $  300    Repay debt and general
                                                                                       corporate purposes

Trust Preferred Securities         June         2001          (2)            $  250    To refinance acquisition
                                                                                       of Panhandle

Senior Notes                       June         2011         8.0%(4)         $  250    To refinance acquisition of
                                                                                       Panhandle

Senior Notes                       June         2013       8.375%(5)         $  150    To refinance acquisition of
                                                                                       Panhandle
                                                                             ------
                Subtotal                                                     $1,544


PANHANDLE

Senior Notes (3)                  March         2004       6.125%            $  300    To fund acquisition of
                                                                                       Panhandle

Senior Notes (3)                  March         2009         6.5%            $  200    To fund acquisition of
                                                                                       Panhandle

Senior Notes (3)                  March         2029         7.0%            $  300    To fund acquisition of
                                                                                       Panhandle
                                                                             ------
                Subtotal                                                     $  800
                                                                             ------
Total                                                                        $2,344
                                                                             ======


(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) The Trust Preferred Securities pay quarterly distributions at a floating rate of LIBOR plus 1.75 percent. For detailed information, see
         Note 3, incorporated by reference herein.



                                     CMS-8

(3) These notes were privately placed by CMS Panhandle Holding on March 29, 1999, with an irrevocable and unconditional guarantee by Panhandle. On June 15, 1999, CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which will replace the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle expects to complete the exchange offer by early September 1999.

(4) The interest rate may be reset in July 2001. For detailed information, see Note 3, incorporated by reference herein.

(5) The interest rate may be reset in July 2003. For detailed information, see Note 3, incorporated by reference herein.

For the first six months of 1999, CMS Energy paid $71 million in cash dividends to holders of CMS Energy Common Stock and $6 million in cash dividends to holders of Class G Common Stock. In July 1999, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock and $.34 per share on Class G Common Stock, payable in August 1999. This represents an annualized increase in the dividend on CMS Energy Common Stock to $1.46 per share from the previous $1.32 per share (a 10.6 percent increase), and an annualized increase in the dividend on Class G Common Stock to $1.36 per share from the previous $1.30 per share (a 4.6 percent increase).

OTHER INVESTING AND FINANCING MATTERS: At June 30, 1999, the book value per share of CMS Energy Common Stock and Class G Common Stock was $20.96 and $12.01, respectively.

At June 30, 1999, CMS Energy had an aggregate $1.8 billion in securities registered for future issuance, which may include the issuance of up to $600 million of CMS Energy Common Stock during the next twelve months.

CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $306 million. These credit facilities are available to finance working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 1999, the total amount utilized under the Senior Credit Facilities was $700 million, including $41 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $75 million. For detailed information, see Note 3, incorporated by reference herein.

In April 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million. Consumers is authorized by FERC to issue securities and guarantees. Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3.

In March 1999, CMS Energy acquired Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. The acquisition of Panhandle initially was financed with a $600 million bridge loan negotiated with domestic banks, proceeds from CMS Energy long-term debt, and approximately $800 million of notes privately placed by CMS Panhandle Holding. As of June 30, 1999, the entire bridge loan had been repaid from proceeds of the sale of $250 million of Trust Preferred Securities and $400 million of senior notes discussed below.

In July 1999, 7.25 million units of 8.75 percent Adjustable Convertible Trust Securities were sold by CMS Energy and CMS Energy Trust II, a Delaware statutory business trust established by CMS Energy. Each security consists of a Trust Preferred Security of CMS Energy Trust II maturing in five years and a contract for the purchase of CMS Energy Common Stock in three years at a conversion premium up to 28



                                     CMS-9
percent or an effective price of $53 per common share. Net proceeds from the sale totaled $291 million and were used to repay portions of various lines of credit and the revolving credit facility.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $7.1 billion during 1999 through 2001. These estimates are prepared for planning purposes and are subject to revision. This total includes approximately $2.2 billion for the acquisition of Panhandle as described above. A substantial portion of the remaining capital expenditures is expected to be satisfied by cash from operations. CMS Energy will continue to evaluate capital markets in 1999 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:


                                                                                                        In Millions
                                                                       --------------------------------------------
Years Ended December 31                                                   1999              2000               2001
-----------------------                                                -------           -------            -------
Consumers electric operations (a)                                      $   375           $   435            $   520
Consumers gas operations (a)                                               125               130                130
Independent power production                                               525               591                293
Oil and gas exploration and production                                     135               160                210
Natural gas transmission and storage                                     2,540(b)            247                200
International energy distribution                                          120               150                150
Marketing, services and trading                                              5                12                 12
Other                                                                       10                 -                  -
                                                                        ------            ------             ------
                                                                        $3,835            $1,725             $1,515
                                                                        ======            ======             ======


(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) This amount includes approximately $2.2 billion for the acquisition of Panhandle.

CMS Energy currently plans investments from 1999 to 2001: i) in oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; ii) in acquisitions and development of electric generating plants in the United States, Latin America, Asia, Australia, the Pacific Rim region, North Africa and the Middle East; iii) to continue development of nonutility natural gas storage, gathering and pipeline operations of CMS Gas Transmission in North and South America, Australia and Africa; iv) to acquire, develop and expand international energy distribution businesses; and v) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.


OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and in foreign countries, CMS Energy has positioned itself to be a leading international diversified energy company acquiring, developing and operating energy facilities and providing energy services in major world growth markets. CMS Energy provides a complete range of international energy expertise from energy production to consumption.


                                     CMS-10

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

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of 2.3 percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and changed regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

RESTRUCTURING: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC approved these contracts as part of its phased introduction to competition. Some customers have the option of terminating their contracts early.

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

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, "Utility Regulation" and Note 2, Uncertainties, "Consumers' Electric Utility Matters Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' earnings are in excess of its authorized rate of return and seeking an immediate reduction in Consumers' electric rates. In May 1999, the MPSC issued an order reversing an April 1999 decision of an ALJ which explicitly restricted the scope of the current proceeding to a determination of whether there should be a subsequent rate case proceeding to examine Consumers' electric rates, however, the order confirmed that ABATE and intervenors bear the burden of persuading the MPSC in this matter that a rate reduction is warranted. In the absence of meeting that burden, Consumers' rates will remain unchanged. CMS Energy is unable to predict the outcome of this matter.

CONSUMERS GAS GROUP OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries excluding transportation to the MCV Facility and off-system deliveries, to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, particularly as a result of industry restructuring, and the level


                                     CMS-11
of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information regarding restructuring of the Gas Business, see Note 2, Uncertainties, "Consumers Gas Group Matters-Gas Restructuring," incorporated by reference herein.

PANHANDLE OUTLOOK

The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS
71. The discontinuance is not expected to materially affect Panhandle's future operating results.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties - Panhandle Regulatory Matters, incorporated by reference herein.


OTHER MATTERS

NEW ACCOUNTING RULES

Effective January 1, 1999, CMS Energy adopted EITF Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 has had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of June 30, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001. CMS Energy is currently studying SFAS 133 and has not yet quantified the effects of adoption on its financial statements and has not determined the timing of or method of adoption.

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


                                     CMS-12

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

On March 29, 1999, CMS Energy acquired Panhandle. As part of CMS Energy's acquisition due diligence, CMS Energy evaluated Panhandle's year 2000 compliance program, which had been initiated in 1996. Management believes Panhandle is devoting the necessary resources to achieve year 2000 readiness in a timely manner. The status of Panhandle's Year 2000 Program by phase as of June 30, 1999, with target dates for completion and current percentage complete, are included within the data presented for natural gas transmission.

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

The status of CMS Energy's Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of June 30, 1999, is as follows:

                                                                                          Monitoring/
                                              Impact                             Compliance          Contingency
                                             Analysis          Remediation         Review              Planning
                                             --------          -----------          ------             --------
                                           (a)     (b)         (a)      (b)       (a)      (b)        (a)      (b)
Electric utility                           3/98    100%        6/99    100%       6/99    100%        6/99    100%
Gas utility                                3/98    100%        6/99    100%       6/99    100%        6/99    100%
Independent power production               6/99     99%        9/99     97%       9/99     74%        9/99    100%
Oil and gas                                6/99     99%        9/99     94%       9/99     84%        9/99     10%
Natural gas transmission                   6/99    100%        9/99     99%       9/99     98%        9/99     10%
Marketing, services and trading            6/99    100%        9/99     99%       9/99     17%        9/99     10%
Essential goods and services               6/99     56%                 N/A                N/A                 (c)

(a) Target date for completion.




                                     CMS-13

(b) Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each segment presented.

COST OF REMEDIATION: CMS Energy expenses spending for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is approximately $30 million. Costs incurred through June 30, 1999 were approximately $25 million. CMS Energy's annual Year 2000 Program costs have represented approximately 2 percent to 10 percent of CMS Energy's annual IT budget through 1998 and are expected to represent approximately 25 percent of CMS Energy's annual IT budget in 1999. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of CMS Energy resources to the year 2000 issue has not deferred any material IT projects which could have a material adverse affect on CMS Energy's financial position, liquidity or results of operations.

RISK ASSESSMENT: CMS Energy considers the most reasonably likely worst-case scenarios to be: i) a lack of communications to dispatch crews to electric or gas emergencies; ii) a lack of communications to generating units to balance electrical load; iii) power shortages due to the lack of stability of the electric grid; and iv) a failure of fuel suppliers to deliver fuel to generating facilities. These scenarios could result in CMS Energy not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits, as well as legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans are being revised and executed to further mitigate the risks associated with these scenarios.

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

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the U.S. dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 1999 through June 30, 1999, the change in the foreign currency translation adjustment totaled $10 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has



                                     CMS-14
hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $1.3 billion at June 30, 1999, which includes $515 million, $250 million and $440 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at June 30, 1999 was $21 million, representing the amount CMS Energy would pay upon settlement.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These statements are necessarily based upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve operating synergies and revenue enhancements; international, national, regional and local economic, competitive and regulatory conditions and developments; capital and financial market conditions, including currency exchange controls and interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption, expropriation or interruption of facilities or operations due to accidents or political events; nuclear power performance and regulation; technological developments in energy production, delivery, and usage; the effect of changes in accounting policies; year 2000 readiness; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of CMS Energy. Accordingly, while CMS Energy believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by CMS Energy with the SEC.




                                     CMS-15

                              CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED           TWELVE MONTHS ENDED
JUNE 30                                                  1999        1998           1999       1998            1999         1998
-------                                                  ----        ----           ----       ----            ----         ----
                                                                                           In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                    $   663      $   649        $ 1,299     $ 1,261        $ 2,644     $ 2,558
  Gas utility                                             175          170            681         599          1,133       1,085
  Natural gas transmission, storage and processing        209           22            313          49            424          93
  Independent power production                             85           75            158         119            316         216
  Oil and gas exploration and production                   25           19             44          31             76          87
  Marketing, services and trading                         146          196            304         443            800         922
  Other                                                    50            1             92           4            133           9
                                                        -----        -----          -----       -----          -----       -----
                                                        1,353        1,132          2,891       2,506          5,526       4,970
                                                        -----        -----          -----       -----          -----       -----

OPERATING EXPENSES
  Operation
    Fuel for electric generation                          106           85            199         164            394         334
    Purchased power - related parties                     139          144            278         290            562         592
    Purchased and interchange power                       103          160            206         244            546         394
    Cost of gas sold                                      276          182            772         645          1,338       1,335
    Other                                                 250          176            457         358            862         729
                                                        -----        -----          -----       -----          -----       -----
                                                          874          747          1,912       1,701          3,702       3,384
  Maintenance                                              49           42             88          79            185         171
  Depreciation, depletion and amortization                138          107            288         235            537         468
  General taxes                                            60           48            126         106            235         208
                                                        -----        -----          -----       -----          -----       -----
                                                        1,121          944          2,414       2,121          4,659       4,231
                                                        -----        -----          -----       -----          -----       -----

PRETAX OPERATING INCOME (LOSS)
  Electric utility                                        122          107            256         226            505         448
  Gas utility                                              16           21             94          75            145         127
  Independent power production                             42           50             70          66            148         127
  Natural gas transmission, storage and processing         48            9             51          22             62          33
  Oil and gas exploration and production                    6            7              8           9              5          32
  Marketing, services and trading                          (4)           1              1          --              5          (7)
  Other                                                     2           (7)            (3)        (13)            (3)        (21)
                                                        -----        -----          -----       -----          -----       -----
                                                          232          188            477         385            867         739
                                                        -----        -----          -----       -----          -----       -----

OTHER INCOME (DEDUCTIONS)
  Accretion income                                          1            1              2           3              5           7
  Accretion expense                                        (4)          (4)            (7)         (8)           (15)        (17)
  Loss on MCV power purchases                              --           --             --         (37)            --         (37)
  Other, net                                               15            3             18           6             13           2
                                                        -----        -----          -----       -----          -----       -----
                                                           12           --             13         (36)             3         (45)
                                                        -----        -----          -----       -----          -----       -----

FIXED CHARGES
  Interest on long-term debt                              134           78            230         154            394         300
  Other interest                                            9           13             21          25             43          52
  Capitalized interest                                    (13)          (7)           (23)        (11)           (41)        (18)
  Preferred dividends                                      --            5              5          10             15          21
  Preferred securities distributions                        9            8             17          16             32          29
                                                        -----        -----          -----       -----          -----       -----
                                                          139           97            250         194            443         384
                                                        -----        -----          -----       -----          -----       -----

INCOME BEFORE INCOME TAXES                                105           91            240         155            427         310

INCOME TAXES                                               30           26             67          45            122          81
                                                        _____        _____          _____       _____          _____       _____

CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                       75           65            173         110            305         229
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  PROPERTY TAXES, NET OF $23 TAX                           --           --             --          43             --          43
                                                        -----        -----          -----       -----          -----       -----

CONSOLIDATED NET INCOME                               $    75      $    65        $   173     $   153        $   305     $   272
                                                      =======      =======        =======     =======        =======     =======



                                     CMS-16

                                                                            THREE MONTHS ENDED
JUNE 30                                                                     1999           1998
-------                                                                     ----           ----

NET INCOME ATTRIBUTABLE TO COMMON STOCKS                CMS ENERGY       $     74       $     64
                                                        CLASS G          $      1       $      1
                                                                         --------       --------

AVERAGE COMMON SHARES OUTSTANDING                       CMS ENERGY            109            101
                                                        CLASS G                 9              8
                                                                         --------       --------

BASIC EARNINGS PER AVERAGE COMMON SHARE                 CMS ENERGY       $    .68       $    .63
  BEFORE CHANGE IN ACCOUNTING PRINCIPLE                 CLASS G          $    .10       $    .12
                                                                         --------       --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX, PER AVERAGE                    CMS ENERGY       $     --       $     --
  COMMON SHARE                                          CLASS G          $     --       $     --
                                                                         --------       --------

BASIC EARNINGS PER AVERAGE COMMON SHARE                 CMS ENERGY       $    .68       $    .63
                                                        CLASS G          $    .10       $    .12
                                                                         --------       --------

DILUTED EARNINGS PER AVERAGE COMMON SHARE               CMS ENERGY       $    .67       $    .62
                                                        CLASS G          $    .10       $    .12
                                                                         --------       --------

DIVIDENDS DECLARED PER COMMON SHARE                     CMS ENERGY       $    .33       $    .30
                                                        CLASS G          $   .325       $    .31
                                                                         ========       ========




                                                           SIX MONTHS ENDED         TWELVE MONTHS ENDED
JUNE 30                                                   1999          1998         1999         1998
-------                                                   ----          ----         ----         ----
                                                                     In Millions, Except Per Share Amounts
NET INCOME ATTRIBUTABLE TO COMMON STOCKS                $    162      $    143      $    291      $    258
                                                        $     11      $     10      $     14      $     14
                                                        --------      --------      --------      --------

AVERAGE COMMON SHARES OUTSTANDING                            108           101           106            99
                                                               9             8             8             8
                                                        --------      --------      --------      --------

BASIC EARNINGS PER AVERAGE COMMON SHARE                 $   1.50      $   1.02      $   2.75      $   2.20
  BEFORE CHANGE IN ACCOUNTING PRINCIPLE                 $   1.28      $    .84      $   1.65      $   1.35
                                                        --------      --------      --------      --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX, PER AVERAGE                    $     --      $    .40      $     --      $    .40
  COMMON SHARE                                          $     --      $    .36      $     --      $    .36
                                                        --------      --------      --------      --------

BASIC EARNINGS PER AVERAGE COMMON SHARE                 $   1.50      $   1.42      $   2.75      $   2.60
                                                        $   1.28      $   1.20      $   1.65      $   1.71
                                                        --------      --------      --------      --------

DILUTED EARNINGS PER AVERAGE COMMON SHARE               $   1.48      $   1.39      $   2.71      $   2.57
                                                        $   1.28      $   1.20      $   1.65      $   1.71
                                                        --------      --------      --------      --------

DIVIDENDS DECLARED PER COMMON SHARE                     $    .66      $    .60      $   1.32      $   1.20
                                                        $    .65      $    .62      $   1.30      $   1.24
                                                        ========      ========      ========      ========


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-17

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED            TWELVE MONTHS ENDED
JUNE 30                                                                           1999         1998           1999           1998
-------                                                                           ----         ----           ----           ----
                                                                                                                        In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                      $   173        $   153        $   305        $   272
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $24, $25, $51 and $50, respectively)                  288            235            537            468
        Loss on MCV power purchases                                                 --             37             --             37
        Capital lease and debt discount amortization                                26             29             48             51
        Accretion expense                                                            7              8             15             17
        Accretion income - abandoned Midland project                                (2)            (3)            (5)            (7)
        Cumulative effect of accounting change                                      --            (66)            --            (66)
        MCV power purchases                                                        (28)           (32)           (60)           (64)
        Undistributed earnings of related parties                                  (46)           (34)          (107)           (72)
        Deferred income taxes and investment tax credit                             43             84             13             92
        Other                                                                       12              3             15             (1)
        Changes in other assets and liabilities                                    (33)          (105)          (114)          (152)
                                                                                ------          -----         ------          -----

          Net cash provided by operating activities                                440            309            647            575
                                                                                ------          -----         ------          -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Aquisition of companies net of cash acquired                                  (1,899)            --         (1,899)            --
  Capital expenditures (excludes assets placed under capital lease)               (291)          (289)        (1,297)          (625)
  Investments in partnerships and unconsolidated subsidiaries                     (258)          (162)          (441)          (458)
  Cost to retire property, net                                                     (39)           (44)           (78)           (61)
  Other                                                                             44            (40)           116            (66)
  Proceeds from sale of property                                                     2             68             (9)           104
                                                                                ------          -----         ------          -----

          Net cash used in investing activities                                 (2,441)          (467)        (3,608)        (1,106)
                                                                                ------          -----         ------          -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                                      5,356          1,554          6,150          2,187
  Issuance of common stock                                                          51             30            290            224
  Retirement of bonds and other long-term debt                                     (48)          (476)          (233)          (948)
  Repayment of bank loans                                                       (2,893)          (574)        (2,893)          (581)
  Increase (decrease) in notes payable, net                                        (64)          (127)            10              9
  Payment of common stock dividends                                                (77)           (66)          (151)          (129)
  Payment of capital lease obligations                                             (18)           (22)           (32)           (45)
  Retirement of preferred stock                                                   (194)            --           (194)          (120)
  Retirement of common stock                                                        --             --             (3)            (2)
  Proceeds from preferred securities                                                --             --             --            113
                                                                                ------          -----         ------          -----

          Net cash provided by financing activities                              2,113            319          2,944            708
                                                                                ------          -----         ------          -----

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                     112            161            (17)           177

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                           101             69            230             53
                                                                                ------          -----         ------          -----

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                             $   213        $   230        $   213        $   230
                                                                                ======          =====         ======          =====



                                     CMS-18

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:

CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)       $ 186        $ 160       $ 339       $ 318
  Income taxes paid (net of refunds)                  41           31          55          52
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease          $  (2)       $  15       $  28       $  16
  Other assets placed under capital leases             7            7           7          10
  Common stock issued to acquire companies            --           --          61          --
  Assumption of debt                                 305           --         393          --
                                                   =====        =====       =====       =====

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-19

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                       JUNE 30                         JUNE 30
                                                                                                1999      DECEMBER 31          1998
                                                                                          (UNAUDITED)            1998    (UNAUDITED)
                                                                                          -----------     -----------    -----------
                                                                                                                         In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                         $ 6,832          $ 6,720          $ 6,579
  Gas utility                                                                                2,394            2,360            2,307
  Natural gas transmission, storage and processing                                           1,882              341              171
  Oil and gas properties (successful efforts method)                                           706              670              588
  Independent power production                                                                 575              518              125
  Other                                                                                        417              373               46
                                                                                           -------          -------          -------
                                                                                            12,806           10,982            9,816
  Less accumulated depreciation, depletion and amortization                                  5,917            5,213            4,975
                                                                                           -------          -------          -------
                                                                                             6,889            5,769            4,841
  Construction work-in-progress                                                                363              271              307
                                                                                           -------          -------          -------
                                                                                             7,252            6,040            5,148
                                                                                           -------          -------          -------

INVESTMENTS
  Independent power production                                                               1,017              888              890
  Natural gas transmission, storage and processing                                             498              494              305
  International energy distribution                                                            146              209              259
  First Midland Limited Partnership                                                            238              240              247
  Midland Cogeneration Venture Limited Partnership                                             230              209              189
  Other                                                                                         35               33               36
                                                                                           -------          -------          -------
                                                                                             2,164            2,073            1,926
                                                                                           -------          -------          -------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                       213              101              230
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $15, $13 and $7, respectively                                                939              720              509
  Inventories at average cost
    Gas in underground storage                                                                 167              219              178
    Materials and supplies                                                                     145               99               89
    Generating plant fuel stock                                                                 32               43               35
  Deferred income taxes                                                                          1               --                2
  Prepayments and other                                                                        197              225              214
                                                                                           -------          -------          -------
                                                                                             1,694            1,407            1,257
                                                                                           -------          -------          -------

NON-CURRENT ASSETS
  Nuclear decommissioning trust funds                                                          581              557              521
  Unamortized nuclear costs                                                                    521               --               --
  Postretirement benefits                                                                      358              373              389
  Abandoned Midland project                                                                     60               71               83
  Other                                                                                      1,517              789              534
                                                                                           -------          -------          -------
                                                                                             3,037            1,790            1,527
                                                                                           -------          -------          -------
TOTAL ASSETS                                                                               $14,147          $11,310          $ 9,858
                                                                                           =======          =======          =======



                                     CMS-20

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                            JUNE 30                           JUNE 30
                                                                                       1999       DECEMBER 31            1998
                                                                                 (UNAUDITED)             1998     (UNAUDITED)
                                                                                 -----------      -----------     -----------
                                                                                                                 In Millions
CAPITALIZATION
  Common stockholders' equity                                                      $ 2,390          $ 2,216          $ 1,877
  Preferred stock of subsidiary                                                         44              238              238
  Company-obligated mandatorily redeemable Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                            100              100              100
    Consumers Energy Company Financing II (a)                                          120              120              120
  Company-obligated convertible Trust Preferred Securities of
    CMS Energy Trust I (b)                                                             173              173              173
  Company-obligated Trust Preferred Securities of CMS RHINOS Trust(c)                  250               --               --
  Long-term debt                                                                     7,079            4,726            4,294
  Non-current portion of capital leases                                                 92              105               78
                                                                                   -------          -------          -------
                                                                                    10,248            7,678            6,880
                                                                                   -------          -------          -------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                 306              293              126
  Notes payable                                                                        264              328              255
  Accounts payable                                                                     397              501              302
  Accrued taxes                                                                        261              272              160
  Accrued interest                                                                     106               65               56
  Accounts payable - related parties                                                    73               79              114
  Power purchases                                                                       47               47               47
  Accrued refunds                                                                       14               11               11
  Other                                                                                363              211              178
                                                                                   -------          -------          -------
                                                                                     1,831            1,807            1,249
                                                                                   -------          -------          -------
NON-CURRENT LIABILITIES
  Deferred income taxes                                                                661              652              693
  Postretirement benefits                                                              488              489              504
  Deferred investment tax credit                                                       131              135              146
  Regulatory liabilities for income taxes, net                                         115               87               59
  Power purchases                                                                      101              121              146
  Other                                                                                572              341              181
                                                                                   -------          -------          -------
                                                                                     2,068            1,825            1,729
                                                                                   -------          -------          -------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                     $14,147          $11,310          $ 9,858
                                                                                   =======          =======          =======

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

(c) As described in Note 3, the primary asset of CMS RHINOS Trust is $258 million principal amount of LIBOR plus 1.75 percent subordinated debentures due September 2001 from CMS Energy.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-21

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED         TWELVE MONTHS ENDED
JUNE 30                                                    1999        1998           1999      1998            1999         1998
-------                                                    ----        ----           ----      ----            ----         ----
                                                                                                                      In Millions
COMMON STOCK
  At beginning and end of period                         $     1     $     1        $     1    $     1        $     1     $     1
                                                         -------     -------        -------    -------        -------     -------

OTHER PAID-IN CAPITAL
  At beginning of period                                   2,619       2,287          2,594      2,267          2,297       2,075
  Redemption of affiliate's preferred stock                   --          --             (2)        --             (2)         --
  Common stock reacquired                                     --          --             --         --             (3)         (2)
  Common stock issued:
    CMS Energy                                                21           9             47         27            344         216
    Class G                                                    3           1              4          3              7           8
                                                         -------     -------        -------    -------        -------     -------
      At end of period                                     2,643       2,297          2,643      2,297          2,643       2,297
                                                         -------     -------        -------    -------        -------     -------

REVALUATION CAPITAL
  At beginning of period                                     (13)         (3)            (9)        (6)            (6)         (6)
  Change in unrealized investment-gain (loss) (a)             23          (3)            19         --             16          --
                                                         -------     -------        -------    -------        -------     -------
      At end of period                                        10          (6)            10         (6)            10          (6)
                                                         -------     -------        -------    -------        -------     -------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                    (141)        (94)          (136)       (96)          (123)         --
  Change in foreign currency translation (a)                  15         (29)            10        (27)            (3)       (123)
                                                         -------     -------        -------    -------        -------     -------
      At end of period                                      (126)       (123)          (126)      (123)          (126)       (123)
                                                         -------     -------        -------    -------        -------     -------


RETAINED EARNINGS (DEFICIT)
  At beginning of period                                    (174)       (324)          (234)      (379)          (292)       (435)
  Consolidated net income (a)                                 75          65            173        153            305         272
  Common stock dividends declared:
    CMS Energy                                               (36)        (31)           (71)       (61)          (139)       (118)
    Class G                                                   (3)         (2)            (6)        (5)           (12)        (11)
                                                         -------     -------        -------    -------        -------     -------
      At end of period                                      (138)       (292)          (138)      (292)          (138)       (292)
                                                         -------     -------        -------    -------        -------     -------

TOTAL COMMON STOCKHOLDERS' EQUITY                        $ 2,390     $ 1,877        $ 2,390    $ 1,877        $ 2,390     $ 1,877
                                                         =======     =======        =======    =======        =======     =======


(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
       Revaluation capital
         Unrealized investment-gain (loss),
           net of tax of $(12), $2, $(10),
           $-, $(8) and $-, respectively                 $    23     $    (3)       $    19    $    --        $    16     $    --
       Foreign currency translation                           15         (29)            10        (27)            (3)       (123)
       Consolidated net income                                75          65            173        153            305         272
                                                         -------     -------        -------    -------        -------     -------

       Total Consolidated Comprehensive Income           $   113     $    33        $   202    $   126        $   318     $   149
                                                         =======     =======        =======    =======        =======     =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-22

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the 1998 Form 10-K of CMS Energy, which includes the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

1:   CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CMS Energy Corporation is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, interstate transportation, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. In March 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy, as discussed further below. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three, six and twelve-month periods ended June 30, 1999, undistributed equity earnings were $30 million, $46 million and $107 million, respectively, compared to $17 million, $34 million and $72 million for the three, six and twelve-month periods ended June 30, 1998.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. From January 1, 1999 through June 30, 1999, the change in the foreign currency translation adjustment totaled $10 million, net of after-tax hedging proceeds.

NEW ACCOUNTING RULES

In 1999, CMS Energy implemented SOP 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities. Application of these standards has not had a material effect on CMS Energy's financial position, liquidity, or results of operations. Effective January 1, 1999, CMS Energy adopted EITF Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from


                                     CMS-23
changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of June 30, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001.

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

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers expects to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At June 30, 1999, Consumers had a net investment in energy supply facilities of $924 million included in electric plant and property.

ACQUISITION

In March 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition, with the tentative excess purchase price of approximately $700 million classified as goodwill to be amortized on a straight-line basis over a period of forty years.


                                     CMS-24

The following unaudited pro forma amounts for operating revenue, consolidated net income, basic earnings per share, diluted earnings per share and total assets, as if the acquisition had occurred on January 1, 1998, illustrate the effects of: (1) various restructuring, realignment, and elimination of activities between Panhandle and Duke Energy prior to the closing of the acquisition by CMS Energy; (2) the adjustments resulting from the acquisition by CMS Energy; and (3) financing transactions which include the public issuance of $800 million of senior notes by Panhandle, $850 million of senior notes by CMS Energy, and the private sale of $250 million of Trust Preferred Securities by CMS Energy. The Trust Preferred Securities and $350 million of the CMS Energy senior notes replace the initial pro forma assumption that included the issuance of $600 million of CMS Energy Common Stock. The differences in the unaudited pro forma amounts presented below as compared to those obtained utilizing the issuance of $600 million of CMS Energy Common Stock assumption are an increase in basic and diluted earnings per share of $.04 and a decrease in consolidated net income of approximately $31 million.



                                                                                    In Millions, except per share amounts
                                    -------------------------------------------------------------------------------------
                                            Three Months                          Six Months                   Year ended
                                            Ended June 30,                      Ended June  30,              December 31,
                                      1999               1998               1999               1998                  1998
                                    ---------          ---------          ---------          ---------          ---------
Operating revenue                   $   1,353          $   1,224          $   3,004          $   2,719          $   5,566
Consolidated net income                    73                 61                184                165                289
Basic earnings per share                  .66                .59               1.59               1.53               2.70
Diluted earnings per share                .66                .59               1.57               1.51               2.67
                                    ---------          ---------           --------          ---------          ---------


                               June 30,            December 31,
                        1999             1998              1998
                      -------          -------          -------

Total assets          $14,147          $12,323          $13,784
                      -------          -------          -------


2:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects, and in 1997 the EPA revised these standards. The anticipated effect of these revisions was to impose further limitations on nitrogen oxide and small particulate-related emissions. A United States Court of Appeals recently ruled however, that the EPA's revision of the standards was an unconstitutional delegation of legislative power. As a result, the standards will not be implemented unless the issue relating to the unconstitutional delegation of legislative power is resolved. The EPA has requested a rehearing of this ruling.

In September 1998, based in part upon the 1997 standards, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as


                                     CMS-25

Consumers' generating units, anticipated a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan had one year to submit an implementation plan. The State of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. The United States Court of Appeals recently granted an indefinite stay of the submission date for the implementation plan. Based upon the recent court rulings, it is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision. If a court were to order the EPA to adopt the State of Michigan's proposed positions then compliance costs could be less than the preliminary estimated amounts.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2004. Consumers may need an equivalent amount of capital expenditures, plus $10 million per year for operation and maintenance costs, to comply with the new small particulate standards.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At June 30, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. The cost of removal and disposal of these materials is currently unknown. There may be some radioactive portion of these materials, which no facility in the United States will currently accept. The cost of removal and disposal will constitute part of the cost to decommission the plant and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts, which Consumers entered into with some of its customers and claims relating to power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs have appealed this decision.


                                     CMS-26

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. In June 1999, the Michigan Supreme Court reversed the Court of Appeals and vacated the 1995 MPSC retail wheeling orders. The Court found that the MPSC does not have the statutory authority to order a mandatory retail wheeling program.

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

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer open access load over the 1998-2001 period. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers is in the process of implementing electric customer retail open access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal generally is limited to this jurisdictional issue. Subsequent to the June 1999 Michigan Supreme Court decision, the MPSC requested comments from any interested party concerning the effect of the Supreme Court's decision on these matters. The MPSC is expected to issue an order addressing this subject in the third quarter 1999. CMS Energy cannot predict the outcome of


                                     CMS-27
electric restructuring on it's financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to such customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers has agreements to purchase, in 1999, approximately $19 million of options to insure a reliable source of capacity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for approximately a 16 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance Regional Transmission Organization. The proposed structure will provide for the creation of an independent transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate - but not own - the transmission facilities of other companies. The proposal is structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. The member companies have requested the FERC to approve the proposed request expeditiously. Consumers is uncertain of the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-


                                                                 In Millions
                                --------------------------------------------
                                Six Months Ended         Twelve Months Ended
June 30                         1999         1998         1999         1998
                                ----         ----         ----         ----

Pretax operating income          $26          $23          $51          $51
Income taxes and other             8            7           16           16
                                 ---          ---          ---          ---

Net income                       $18          $16          $35          $35
                                 ===          ===          ===          ===

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers'


                                     CMS-28
average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level, which is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to supply PECO with electric generating capacity under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the transaction. In an order issued on April 30, 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. Consumers and other parties have filed petitions for clarification and rehearing which request that the MPSC clarify certain aspects of its order. The MPSC has not yet acted on this request.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At June 30, 1999 and June 30, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $96 million and $126 million, respectively. At June 30, 1999, the undiscounted after-tax amount associated with this liability totaled $153 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $17 million as of June 30, 1999. Consumers believes that this shortfall will be resolved as part of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.


                                                                                                        In Millions
                                                    ---------------------------------------------------------------
                                                    1999            2000          2001            2002         2003
                                                    -----          -----          -----          -----         ----

Estimated cash underrecoveries, net of tax          $  29          $  21          $  20          $  19          $18
                                                    =====          =====          =====          =====          ===


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


                                     CMS-29

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the U.S. District Court issued an order granting the MCV Partnership's motion for summary judgment. The order permanently prohibits two of the incumbent commissioners from enforcing the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate.

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

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 1999 Consumers had loaded 14 dry storage casks with spent nuclear fuel at Palisades and plans to load four additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999,


                                     CMS-30

Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades of $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $4 million a year. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million, assuming current surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. As of June 30, 1999, Consumers had an investment in nuclear decommissioning trust funds of $400 million for Palisades and $181 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For the first six months of 1999, Consumers spent $24 million for the decommissioning and withdrew $21 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $99 million for the decommissioning and withdrew $90 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CONSUMERS GAS GROUP CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. By late 1999, Consumers expects to have completed sufficient investigation of the 23 sites to make a more accurate estimate of remediation methods and costs. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of June 30, 1999, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.


                                     CMS-31

CONSUMERS GAS GROUP MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of July 1, 1999, more than 165,000 customers chose alternative gas suppliers, representing approximately 40 bcf of gas load. Under traditional regulation, Consumers had not been allowed to benefit from reducing its cost of the commodity supplied to its customers, so the loss of commodity sales to these customers will not have any impact on net income. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At June 30, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 7 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in the three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

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

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At June 30, 1999 and December 31, 1998, accounts receivable included $52 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $52 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which had entered into an option agreement with Aux Sable for potential conversion of the line


                                     CMS-32
to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. The filing status is currently under review by Trunkline and by FERC.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions require Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or portion of the LNG terminal is transferred to an unaffiliated entity. Therefore, the total refund due customers of approximately $17 million will be paid within 30 days of final FERC approval of the compliance filing. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation. In conjunction with the settlement, Panhandle Eastern Pipe Line Company and its customers entered into an agreement, whereby upon FERC approval of the compliance filing described above, Panhandle Eastern Pipe Line Company will file to flow through its portion of the settlement amounts to its customers.

OTHER UNCERTAINTIES

CMS GENERATION ENVIRONMENTAL MATTERS: CMS Generation does not currently expect to incur significant capital costs at its power facilities to comply with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $3.835 billion for 1999, which includes approximately $2.2 billion for the acquisition of Panhandle, $1.725 billion for 2000, and $1.515 billion for 2001. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

OTHER: As of June 30, 1999, CMS Energy and Enterprises have guaranteed up to $557 million in contingent obligations of unconsolidated affiliates and related parties.

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

3:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION


                                     CMS-33

CMS ENERGY: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $306 million. At June 30, 1999, the total amount utilized under the Senior Credit Facilities was $700 million, including $41 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $75 million.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

CMS Energy had utilized $600 million of a bridge loan facility to partially fund the acquisition of Panhandle. As of June 30, 1999, this entire bridge loan facility had been repaid.

At June 30, 1999, CMS Energy had $116 million of Series A GTNs, $117 million of Series B GTNs, $150 million of Series C GTNs, $200 million of Series D GTNs, and $148 million of Series E GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.0 percent, 7.7 percent, 7.0 percent, and 7.0 percent, respectively.

In June 1999, a Delaware statutory business trust established by CMS Energy privately sold $250 million of Trust Preferred Securities to an entity organized by Banc of America Securities LLC. The Trust Preferred Securities pay quarterly distributions at a floating rate. Net proceeds of approximately $244 million were used to pay down a portion of the bridge loan obtained for the acquisition of Panhandle. In exchange for these proceeds, CMS Energy sold subordinated notes to the trust. In connection with this financing, CMS Energy also agreed to sell $250 million of CMS Energy Common Stock at prevailing market prices through Banc of America Securities LLC within twenty-four months.

In June 1999, CMS Energy sold $250 million of senior notes, 8 percent Reset Put Securities, due July 1, 2011 and $150 million of senior notes, 8.375 percent Reset Put Securities, due July 1, 2013. The $250 million senior notes and the $150 million senior notes are subject to a call option and mandatory put on July 1, 2001 and July 1, 2003, respectively. The call option allows the callholder to purchase the notes, at which point the coupon rate will be reset for the remaining term of the notes. If the call option is not exercised by the callholder, the notes will be mandatorily put to CMS Energy at a price equal to 100 percent of the principal amount. Net proceeds of approximately $404 million, which includes approximately $9 million for the sale of the call options, were also used to pay down the remaining portion of the bridge loan obtained for the acquisition of Panhandle.

In July 1999, 7.25 million units of 8.75 percent Adjustable Convertible Trust Securities were sold by CMS Energy and CMS Energy Trust II, a Delaware statutory business trust established by CMS Energy. Each security consists of a Trust Preferred Security of CMS Energy Trust II maturing in five years and a contract for the purchase of CMS Energy Common Stock in three years at a conversion premium up to 28 percent or an effective price of $53 per common share. Net proceeds from the sale totaled $291 million and were used to repay portions of various lines of credit and the revolving credit facility.


                                     CMS-34

CONSUMERS: At June 30, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Consumers had an unsecured $425 million credit facility. In July 1999, Consumers renegotiated this facility in the reduced amount of $300 million. Consumers also has unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 1999, a total of $264 million was outstanding at a weighted average interest rate of 6.1 percent, compared with $255 million outstanding at June 30, 1998, at a weighted average interest rate of 6.0 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $325 million trade receivables sale program. At June 30, 1999 and 1998, receivables sold under the program totaled $266 million and $236 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

Under the provisions of its Articles of Incorporation, Consumers had $319 million of unrestricted retained earnings available to pay common dividends at June 30, 1999. In May 1999, Consumers declared and paid a $76 million common dividend. In July 1999, Consumers declared a $35 million common dividend payable in August 1999.

PANHANDLE: In March 1999, CMS Energy, through its subsidiary CMS Panhandle Holding, received net proceeds of approximately $789 million from the sale of $800 million of senior notes issued by CMS Panhandle Holding. Proceeds from this offering were used to initially fund the acquisition of Panhandle. On June 15, 1999 CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which will replace the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle expects to complete the exchange offer by early September 1999.

CMS OIL AND GAS: In May 1999, CMS Oil and Gas executed a $225 million credit facility. Borrowings under the credit facility are revolving credit loans for three years, ending in May 2002. The credit facility provides various options to CMS Oil and Gas relative to interest rates and also requires a facility fee.


                                     CMS-35

4:   EARNINGS PER SHARE AND DIVIDENDS

Earnings per share attributable to Common Stock for the three, six and twelve months ended June 30, 1999 reflect the performance of the Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended June 30, 1999 and 1998 are based on 25.87 percent and
25.27 percent, respectively, of the income of Consumers Gas Group.


                                     CMS-36

COMPUTATION OF EARNINGS PER SHARE:



                                                                          In Millions, Except Per Share Amounts
                                                    -----------------------------------------------------------
                                                      Three Months            Six Months          Twelve Months
                                                      Ended June 30         Ended June 30         Ended June 30
                                                    1999        1998       1999       1998       1999      1998
                                                    ----        ----       ----       ----       ----      ----
                                                                                       (a)                  (a)
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS

Consolidated Net Income                              $ 75       $ 65       $173       $153       $305       $272
                                                     ====       ====       ====       ====       ====       ====
Net Income Attributable to Common Stocks:
 CMS Energy - Basic EPS                              $ 74       $ 64       $162       $143       $291       $258
 Add conversion of 7.75% Trust
        Preferred Securities (net of tax)               2          2          4          4          9          9
                                                     ----       ----       ----       ----       ----       ----


 CMS Energy - Diluted EPS                            $ 76       $ 66       $166       $147       $300       $267
                                                     ====       ====       ====       ====       ====       ====
 Class G:
   Basic and Diluted EPS                             $  1       $  1       $ 11       $ 10       $ 14       $ 14
                                                     ====       ====       ====       ====       ====       ====

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS

  CMS Energy:

     Average Shares - Basic                           109        101        108        101        106         99
     Add conversion of 7.75% Trust
         Preferred Securities                           4          4          4          4          4          4
     Options-Treasury Shares                            1          1          1          1          1          1
                                                     ----       ----       ----       ----       ----       ----

     Average Shares - Diluted                         114        106        113        106        111        104
                                                     ====       ====       ====       ====       ====       ====
  Class G:
    Average Shares

      Basic and Diluted                                 9          8          9          8          8          8
                                                     ====       ====       ====       ====       ====       ====

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:

      Basic                                          $.68       $.63       $1.50      $1.42      $2.75      $2.60
      Diluted                                        $.67       $.62       $1.48      $1.39      $2.71      $2.57
  Class G:

      Basic and Diluted                              $.10       $.12       $1.28      $1.20      $1.65      $1.71
                                                     ====       ====       ====       ====       ====       ====


(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributible to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

In February and May 1999, CMS Energy paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In July 1999, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock and $.34 per share on Class G Common Stock, payable in August 1999.


                                     CMS-37

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

COMMODITY PRICE HEDGES: CMS Energy engages in commodity price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Effective January 1, 1999, CMS Energy adopted mark-to-market accounting for energy trading contracts in accordance with EITF 98-10. Mark-to-market accounting requires gains and losses resulting from changes in market prices on contracts entered into for trading purposes to be reflected in earnings currently. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's financial position, results of operations and cash flows as of June 30, 1999.

Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

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

The contract with the seller provides a calculation of exposure for the purpose of requiring an exposed party to post a standby letter of credit. Under this calculation, if a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At June 30, 1999, no letter of credit was posted by either party to the agreement. As of June 30, 1999, the fair value of this contract is $11 million.


                                     CMS-38

A subsidiary of CMS Gas Transmission uses natural gas futures contracts and CMS Marketing, Services and Trading Company uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $790 million at June 30, 1999. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $1.3 billion at June 30, 1999, which includes $515 million, $250 million and $440 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at June 30, 1999 was $21 million, representing the amount CMS Energy would pay upon settlement.

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

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from an international energy distribution business and a land development business


                                     CMS-39
fall below the quantitative thresholds for reporting. Neither of these segments has ever met any of the quantitative thresholds for determining reportable segments. Amounts shown for the natural gas transmission, storage and processing segment include Panhandle, which was acquired in March 1999. Other financial data for reportable segments are as follows:

Reportable Segments

                                                                   In Millions
                                                        ----------------------
                                                        June 30,  December 31,
                                                            1999          1998
                                                         -------       -------
Identifiable Assets
  Electric utility (a)                                   $ 4,610       $ 4,640
  Gas utility (a)                                          1,636         1,726
  Independent power production                             2,585         2,252
  Oil and gas exploration and production                     567           547
  Natural gas transmission, storage and processing         3,388           971
  Marketing, services and trading                            167           152
  Other                                                    1,194         1,022
                                                         -------       -------
                                                         $14,147       $11,310
                                                         =======       =======


(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

                                     CMS-40

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income and common stockholders' equity for the three-month, six-month and twelve-month periods then ended and the related consolidated statements of cash flows for the six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                                       Arthur Andersen LLP


Detroit, Michigan,
     August 12, 1999.


                                     CMS-41

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

This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based upon assumptions and such assumptions are believed to be reasonable and are made in good faith, Consumers cautions that assumed results almost always vary from actual results and the difference between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Forward-Looking Statements section in this MD&A. More specific risk factors are contained in various public filings made by Consumers with the SEC. This report also describes material contingencies in Consumers' Condensed Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.


RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                        In Millions
                                                                   ------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                            ----                  ----           -----------
Three months ended                                                 $ 68                  $ 60                   $ 8
Six months ended                                                    177                   162                    15
Twelve months ended                                                 327                   305                    22
                                                                   ====                  ====           ===========

Net income available to the common stockholder was $68 million for the three months ended June 30, 1999 compared to $60 million for the same 1998 period. The $8 million earnings increase was due to higher electric and gas deliveries resulting from growth and lower electric power supply costs. The increased deliveries were partially offset by higher operating costs related to the additional electric and gas deliveries. Net income for the six months ended June 30, 1999 was $177 million compared to $162 million for the same period in 1998. The $15 million earnings increase was due to higher electric deliveries resulting from growth and above-average temperatures, higher gas deliveries as a result of a more normal heating season compared to 1998, reduced power supply costs, and changes in regulation which allow Consumers to benefit from reduced gas costs. These increases were partially offset by higher operating costs related to the additional deliveries and the absence of an accounting change for property taxes, which occurred in 1998. The accounting change in 1998 resulted in a benefit of $66 million ($43 million after-tax) that was partially offset by the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. Net income for the twelve months ended June 30, 1999 was $327 million compared to $305 million for the same period in 1998. The $22 million earnings increase was due to higher electric and gas deliveries and from changes in regulation which allow Consumers to benefit from lower electric power supply costs and reduced gas costs. Partially offsetting these increases in earnings were additional operating expenses, the absence of the 1998 change in accounting for property taxes and the loss from the PPA as discussed above. For further information, see the Electric and Gas Utility Results of Operations sections and
Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:


                                                                                                        In Millions
                                                                  -------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                           -----                 -----           -----------
Three months ended                                                $ 122                 $ 107                  $ 15
Six months ended                                                    256                   226                    30
Twelve months ended                                                 505                   448                    57
                                                                  =====                 =====           ===========

Electric pretax operating income was $122 million for the three months ended June 30, 1999 compared to $107 million for the same period in 1998. The $15 million earnings increase was due to higher electric deliveries and reduced power supply costs. The earnings increase was partially offset by increased operating expenses, as a result of additional electric deliveries, and depreciation costs for new property and equipment. Electric pretax operating income was $256 million for the six months ended June 30, 1999 compared to $226 million for the same period in 1998. The $30 million earnings increase was due to higher electric deliveries and reduced power supply costs. This earnings increase was partially offset by increased operating expenses as a result of additional electric deliveries and depreciation costs for new property and equipment. Electric pretax operating income was $505 million for the twelve months ended June 30, 1999 compared to $448 million for the same period in 1998. The $57 million earnings increase was due to higher electric deliveries and changes in regulation, which after 1997 provided Consumers the opportunity to benefit from reduced power supply costs. The earnings increase for the twelve months ended June 30, 1999 was also partially offset by increased operating expenses and depreciation as discussed above. The following table quantifies these impacts on Pretax Operating Income:


                                                                                                        In Millions
                                                          ---------------------------------------------------------
                                                           Three Months            Six Months         Twelve Months
                                                          Ended June 30         Ended June 30         Ended June 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-----------------------------                             -------------         -------------         -------------
Electric deliveries                                                $ 12                  $ 23                 $ 50
Power supply costs                                                   14                    18                   39
Rate increases and other non-commodity revenue                       (3)                   (4)                  (6)
Operations and maintenance                                           (5)                   (3)                 (17)
General taxes and depreciation                                       (3)                   (4)                  (9)
                                                                   ----                  ----                 ----
Total change                                                       $ 15                  $ 30                 $ 57
                                                                   ====                  ====                 ====

ELECTRIC DELIVERIES: Total electric deliveries for the three months, six months and twelve months ended June 30, 1999, increased in all customer classes. Electric deliveries were 10.3 billion kWh for the three months ended June 30, 1999, an increase of 6.0 percent. Electric deliveries were 20.3 billion kWh for the six months ended June 30, 1999, an increase of 5.0 percent. Electric deliveries were 41 billion kWh for the twelve months ended June 30, 1999, an increase of 4.6 percent.

POWER COSTS:


                                                                                                        In Millions
                                                                 --------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                          ------                ------                ------
Three months ended                                               $  293                $  312                 $ (19)
Six months ended                                                    571                   583                   (12)
Twelve months ended                                               1,164                 1,170                    (6)
                                                                 ======                ======                 =====

Power costs decreased for the three month period ended June 30, 1999 compared to the same 1998 period as a result of lower power purchase costs. Power costs also decreased for the six months and twelve months ended June 30, 1999 compared to the same period in 1998 for the same reason.

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


GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                        In Millions
                                                                  -------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                            ----                  ----                ------
Three months ended                                                 $ 16                  $ 21                  $ (5)
Six months ended                                                     94                    75                    19
Twelve months ended                                                 145                   127                    18
                                                                   ====                  ====                  ====

Gas pretax operating income was $16 million for the three months ended June 30, 1999 compared to $21 million for the same period in 1998. The decrease of $5 million was primarily the result of increased operating costs related to higher gas deliveries and higher depreciation cost for new property and equipment. For the six months ended June 30, 1999, gas pretax operating income was $94 million compared to $75 million for the same period in 1998. The increase of $19 million was the result of increased gas deliveries due to colder temperatures during the 1999 heating season and changes in gas regulation, which suspended Consumers' GCR clause in April 1998. This suspension provided Consumers the opportunity to benefit from lower gas prices. In the past, reductions or increases in gas costs would have had no impact on gas pretax operating income because any changes in gas costs were passed on to Consumers' gas customers. The increased deliveries were partially offset by increased depreciation costs and general tax expense associated with new property and equipment and higher operation and maintenance costs for the additional deliveries. Gas pretax operating income was $145 million for the twelve month period ended June 30, 1999 compared to $127 million for the same period in 1998. The increase of $18 million was the result of increased gas sales during the winter heating season, the suspension of Consumers' GCR clause during 1998 as discussed above, increased wholesale and retail services activities, and lower operation and maintenance costs due to cost controls. This increase in pretax operating income for the twelve month period ended June 30, 1999 was partially offset by higher depreciation costs and general tax expense associated with new property and equipment. The following table quantifies these impacts on Pretax Operating
Income:

                                                                                                        In Millions
                                                          ---------------------------------------------------------
                                                           Three Months            Six Months         Twelve Months
                                                          Ended June 30         Ended June 30         Ended June 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-----------------------------                             -------------         -------------         -------------
Gas deliveries                                                     $  2                  $ 22                  $ 10
Gas cost                                                             (2)                   12                    24
Gas wholesale and retail services activities                          1                     2                     5
Operation and maintenance                                            (5)                   (5)                    4
General taxes, depreciation and other                                (1)                  (12)                  (25)
                                                                   ----                  ----                  ----
Total increase (decrease) in pretax operating income               $ (5)                 $ 19                  $ 18
                                                                   ====                  ====                  ====

GAS DELIVERIES: System deliveries for the three month period ended June 30, 1999, including miscellaneous transportation, were 62.5 bcf compared to 61.3 bcf for the same 1998 period. This increase of 1.8 percent was primarily due to growth during the period. System deliveries for the six month period ended June 30, 1999, including miscellaneous transportation, were 228.7 bcf compared to
207.8 bcf for the same 1998 period. This increase of 20.9 bcf or 10.1 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended June 30, 1999, including miscellaneous transportation, were 380.7 bcf compared to 383.6 bcf for the same 1998 period. This decrease of 0.7 percent was primarily the result of reduced gas transported to the MCV Facility.

COST OF GAS SOLD:

                                                                                                         In Millions
                                                                   -------------------------------------------------
June 30                                                            1999                  1998                Change
-------                                                            ----                  ----                ------
Three months ended                                                 $ 78                  $ 74                   $ 4
Six months ended                                                    384                   338                    46
Twelve months ended                                                 609                   600                     9
                                                                   ====                  ====                   ===

The cost increases for the three month period ended June 30, 1999 was the result of increased gas deliveries due to growth during this period. The cost increases for the six month period and the twelve month period ended June 30, 1999 was the result of increased sales due to colder overall temperatures during the winter heating season partially offset by lower gas prices.

UNCERTAINTIES: Consumers' financial position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas restructuring program; and 3) implementation of a suspended GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operations, from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $460 million and $325 million for the first six months of 1999 and 1998, respectively. The $135 million increase resulted primarily from higher electric and gas sales, a $61 million decrease in gas and coal inventories and a $59 million increase in the sale of accounts receivable. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used in investing activities totaled $(238) million and $(174) million for the first six months of 1999 and 1998, respectively. The change of $64 million was primarily the result of a $33 million increase in capital expenditures and the absence of $27 million proceeds from the 1998 sale of two non-utility partnerships.

FINANCING ACTIVITIES: Cash used in financing activities totaled $(218) million for the first six months of 1999 compared to zero in the first six months of 1998. The change of $218 million is primarily the result of a $129 million net decrease in proceeds from the refinancing and issuance of Consumers' debt in 1998, $200 million retirement of preferred stock, a $44 million increase in the payment of common stock dividends offset by $150 million of paid in capital by Consumers' common stockholder.

OTHER INVESTING AND FINANCING MATTERS: On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million. Consumers is authorized by FERC to issue securities and guarantees. Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, Short-Term Financings and Capitalization.


OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by type and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                                                                        In Millions
                                                                  -------------------------------------------------
Years Ended December 31                                            1999                  2000                  2001
-----------------------                                            ----                  ----                  ----
Construction                                                       $470                  $539                  $609
Nuclear fuel lease                                                   11                     -                    19
Capital leases other than nuclear fuel                               19                    26                    22
                                                                   ----                  ----                  ----

                                                                   $500                  $565                  $650
                                                                   ====                  ====                  ====

Electric utility operations (a)                                    $375                  $435                  $520
Gas utility operations (a)                                          125                   130                   130
                                                                   ----                  ----                  ----

                                                                   $500                  $565                  $650
                                                                   ====                  ====                  ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of 2.3 percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and changed regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

RESTRUCTURING: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC approved these contracts as part of its phased introduction to competition. Some customers have the option of terminating their contracts early.

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

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation" and Note 2, Uncertainties, "Electric Rate Matters
- Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' earnings are in excess of its authorized rate of return and seeking an immediate reduction in Consumers' electric rates. In May 1999, the MPSC issued an order reversing an April 1999 decision of an ALJ which explicitly restricted the scope of the current proceeding to a determination of whether there should be a subsequent rate case proceeding to examine Consumers' electric rates, however, the order confirmed that ABATE and intervenors bear the burden of persuading the MPSC in this matter that a rate reduction is warranted. In the absence of meeting that burden, Consumers' rates will remain unchanged. Consumers is unable to predict the outcome of this matter.

GAS BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries excluding transportation to the MCV Facility and off-system deliveries, to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, particularly as a result of industry restructuring, and the level of natural gas consumption. Consumers also offers a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. For further information regarding restructuring of the Gas Business, see Note 2, Uncertainties, "Gas Rate Matters-Gas Restructuring," incorporated by reference herein.


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

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediated technology. A mainframe test environment was established in 1997 and a test environment for network servers and stand-alone personal computers was established in mid-1998. All essential corporate business systems have been tested in these test environments. The compliance review phase includes the assembling of compliance documentation for each technology component, as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that year 2000 problems are not reintroduced into remediated technology, as well as the development of contingency plans to address reasonably likely risk scenarios.

STATE OF READINESS: Consumers is managing traditional information technology, which consists of essential business systems (such as payroll, billing and purchasing) and infrastructure (including mainframe, wide area network, local area networks, personal computers, radios and telephone systems). Consumers is also managing process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems, in addition to essential goods and services. Essential goods and services include electric fuel supply, gas fuel supply, independent electric power supplies, buildings and other facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. Consumers is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of Consumers' Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of June 30, 1999, is as follows:

                                                                                    Monitoring/
                                Impact                           Compliance         Contingency
                               Analysis         Remediation        Review             Planning
                             -------------     -------------     -------------     -------------
Systems                       (a)     (b)       (a)     (b)       (a)     (b)       (a)     (b)
----------------------       -----   -----     -----   -----     -----   -----     -----   -----
Electric                      3/98    100%      6/99    100%      6/99    100%      6/99    100%
Gas                           3/98    100%      6/99    100%      6/99    100%      6/99    100%
Corporate                     3/98    100%      9/99     96%      9/99     95%      6/99    100%
Operating Services            3/98    100%      6/99    100%      9/99     99%      6/99    100%
Information Technology        3/98    100%      9/99     99%      9/99     99%      6/99    100%
Essential Goods
& Services                    7/99     75%               N/A               N/A               (c)

(a)  Target date for completion.

(b)  Current percentage complete.

(c) Contingency planning for essential goods and services is incorporated into contingency planning for each major system presented.

COST OF REMEDIATION: Consumers expenses cost for software modifications as incurred, and capitalizes and amortizes the cost for new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is $22 million. Costs incurred through June 30, 1999 were $18 million. Consumers' annual Year 2000 Program costs represent approximately 1% to 10% of a typical Consumers' annual information technology budget. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of Consumers resources to the year 2000 issue has not deferred any information technology projects which could have a material adverse affect on Consumers' financial position, liquidity or results of operations.

RISK ASSESSMENT: Consumers considers the most reasonably likely worst-case scenarios to be: (1) a lack of communications to dispatch crews to electric or gas emergencies; (2) a lack of communications to generating units to balance electrical load; and (3) power shortages due to the lack of stability of the regional or national electric grid. These scenarios could result in Consumers not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits, as well as legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans are in place and will be executed, if necessary, to further mitigate the risks associated with these scenarios.

CONTINGENCY PLANS: Contingency plans are in place for all systems and providers of essential goods and services and for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers has arrangements with multiple vendors of similar goods and services so that in the event that one cannot meet its commitments, others may be able to. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing and have been revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with national electric and gas industry associations, other Michigan utilities and state government agencies to address external factors which could affect energy delivery and to minimize risk to energy generation, transmission and distribution systems.

EXPECTATIONS: Consumers does not expect that the cost of modifications will materially affect its financial position, liquidity, or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially.

Because of the integrated nature of Consumers' business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, Consumers may be indirectly affected by year 2000 compliance complications.

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers' exposure to market risk sensitive instruments and positions include, but are not limited to, changes in interest rates, debt prices and equity prices in which Consumers holds less than a 20 percent interest. In accordance with the SEC's disclosure requirements, Consumers performed a 10 percent sensitivity analysis on its derivative and non-derivative financial instruments. The analysis measures the change in the net present values based on a hypothetical 10 percent adverse change in the market rates to determine the potential loss in fair values, cash flows and earnings. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent change used for the analysis. Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, Consumers relies on the experience and judgment of senior management to revise strategies and adjust positions, as they deem necessary.

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

EQUITY SECURITY PRICE RISK: Consumers has an equity investment in companies in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $15 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of June 30, 1999, Consumers had outstanding $485 million of variable-rate debt. In order to minimize adverse interest-rate changes, Consumers entered into fixed interest-rate swaps for a notional amount of $190 million. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $3 million. As of June 30, 1999, Consumers has outstanding fixed-rate debt including fixed-rate swaps of $2.143 billion with a fair value of $2.104 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $120 million to its fair value. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These statements are based upon various assumptions involving judgments with respect to the future including, among others, the ability to achieve revenue enhancements; national, regional, and local economic competitive and regulatory conditions and developments; capital and financial market conditions including interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption or interruption of facilities or operations due to accidents or political events; nuclear power performance and regulation; technological developments in energy production, delivery, and usage; the effect of changes in accounting policies; year 2000 readiness; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of Consumers. Accordingly, while Consumers believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. Consumers disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by Consumers with the SEC.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
JUNE 30                                            1999          1998      1999         1998       1999         1998
---------------------------------------------------------------------------------------------------------------------
                                                                                                          In Millions
OPERATING REVENUE
  Electric                                        $ 663         $ 649     $1,299       $1,261     $2,644       $2,558
  Gas                                               175           170        681          599      1,133        1,085
  Other                                              12            13         27           23         55           53
                                                  -------------------------------------------------------------------
                                                    850           832      2,007        1,883      3,832        3,696
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                     88            80        164          151        330          308
    Purchased power - related parties               139           144        278          290        562          592
    Purchased and interchange power                  66            88        129          142        272          270
    Cost of gas sold                                 78            74        384          338        609          600
    Other                                           152           130        281          262        563          544
                                                  -------------------------------------------------------------------
                                                    523           516      1,236        1,183      2,336        2,314
  Maintenance                                        41            42         79           78        174          168
  Depreciation, depletion and amortization           92            88        213          198        417          390
  General taxes                                      45            45        103          100        204          197
                                                  -------------------------------------------------------------------
                                                    701           691      1,631        1,559      3,131        3,069
---------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                          122           107        256          226        505          448
  Gas                                                16            21         94           75        145          127
  Other                                              11            13         26           23         51           52
                                                  -------------------------------------------------------------------
                                                    149           141        376          324        701          627
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Loss on MCV power purchases                         -             -          -          (37)         -          (37)
  Dividends and interest from affiliates              3             4          6            8         13           22
  Accretion income                                    1             1          2            3          5            7
  Accretion expense                                  (4)           (4)        (7)          (8)       (15)         (17)
  Other, net                                          7             -          8            2          5            1
                                                  -------------------------------------------------------------------
                                                      7             1          9          (32)         8          (24)
----------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                         35            35         70           68        139          137
  Other interest                                      9             8         17           19         36           39
  Capitalized interest                                -             -          -            -         (1)          (1)
                                                  -------------------------------------------------------------------
                                                     44            43         87           87        174          175
---------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                      112            99        298          205        535          428
INCOME TAXES                                         39            30        107           67        175          129
                                                  -------------------------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            73            69        191          138        360          299
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  PROPERTY TAXES, NET OF $23 TAX                      -             -          -           43          -           43
                                                  -------------------------------------------------------------------

NET INCOME                                           73            69        191          181        360          342
PREFERRED STOCK DIVIDENDS                             -             5          5           10         15           21
PREFERRED SECURITIES DISTRIBUTIONS                    5             4          9            9         18           16
                                                  -------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER        $  68        $   60     $  177       $  162     $  327       $  305
=====================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED        TWELVE MONTHS ENDED
JUNE 30                                                                       1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                                              In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $ 191        $ 181        $ 360        $ 342
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $24, $25, $51 and $50, respectively)              213          198          417          390
        Loss on MCV power purchases                                              -           37            -           37
        Capital lease and other amortization                                    20           21           34           44
        Accretion expense                                                        7            8           15           17
        Deferred income taxes and investment tax credit                          6           27            -           24
        Accretion income - abandoned Midland project                            (2)          (3)          (5)          (7)
        Undistributed earnings of related parties                              (27)         (24)         (53)         (50)
        MCV power purchases                                                    (28)         (32)         (60)         (64)
        Cumulative effect of accounting change                                   -          (66)           -          (66)
        Changes in other assets and liabilities                                 80          (22)          55            6
                                                                             --------------------------------------------
          Net cash provided by operating activities                            460          325          763          673
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)           (192)        (159)        (401)        (355)
  Cost to retire property, net                                                 (39)         (44)         (79)         (61)
  Investments in nuclear decommissioning trust funds                           (24)         (25)         (51)         (50)
  Investment in Electric Restructuring Implementation Plan                     (11)          (3)         (28)          (6)
  Proceeds from FMLP                                                             7            -           19            -
  Proceeds from nuclear decommissioning trust funds                             21           27           47           27
  Proceeds from the sale of two non-utility partnerships                         -           27            -           27
  Associated company preferred stock redemption                                  -            -           50            -
  Other                                                                          -            3            2           54
                                                                             --------------------------------------------
          Net cash used in investing activities                               (238)        (174)        (441)        (364)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of preferred stock                                               (200)           -         (200)        (118)
  Payment of common stock dividends                                           (173)        (129)        (285)        (278)
  Retirement of bonds and other long-term debt                                 (23)        (622)        (206)        (673)
  Payment of capital lease obligations                                         (18)         (22)         (29)         (46)
  Payment of preferred stock dividends                                          (9)         (10)         (19)         (25)
  Preferred securities distributions                                            (9)          (9)         (18)         (16)
  Proceeds from bank loans                                                      15            -           15            -
  Increase (decrease) in notes payable, net                                     49         (122)           9           14
  Proceeds from senior notes                                                     -          914          132          914
  Contribution from (return of equity to) stockholder                          150            -          150          (50)
  Proceeds from Trust Preferred Securities                                       -            -            -          116
                                                                             --------------------------------------------
          Net cash provided by (used in) financing activities                 (218)           -         (451)        (162)
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS                                                    4          151         (129)         147

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                        25            7          158           11
                                                                             --------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                           $  29        $ 158        $  29        $ 158
=========================================================================================================================

                                                        SIX MONTHS ENDED     TWELVE MONTHS ENDED
JUNE 30                                                 1999        1998       1999       1998
------------------------------------------------------------------------------------------------
                                                                                     In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING
AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)            $ 82        $ 83       $160       $166
  Income taxes paid (net of refunds)                      95          79        170        113
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease               $ (2)       $ 15       $ 28       $ 16
  Other assets placed under capital leases                 7           7         14         10
================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                          JUNE 30                   JUNE 30
                                                                                   1999   DECEMBER 31        1998
                                                                            (UNAUDITED)          1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                                      In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                     $6,832         $6,720       $6,579
  Gas                                                                           2,394          2,360        2,307
  Other                                                                            25             25           23
                                                                               ----------------------------------
                                                                                9,251          9,105        8,909
  Less accumulated depreciation, depletion and amortization                     5,493          4,862        4,707
                                                                               ----------------------------------
                                                                                3,758          4,243        4,202
  Construction work-in-progress                                                   171            165          166
                                                                               ----------------------------------
                                                                                3,929          4,408        4,368
-----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                             222            241          278
  First Midland Limited Partnership                                               238            240          247
  Midland Cogeneration Venture Limited Partnership                                230            209          189
                                                                               ----------------------------------
                                                                                  690            690          714
-----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market           29             25          158
  Accounts receivable and accrued revenue, less allowances
    of $4, $5 and $5, respectively                                                102            114           76
  Accounts receivable - related parties                                            59             63           71
  Inventories at average cost
    Gas in underground storage                                                    166            219          178
    Materials and supplies                                                         51             67           63
    Generating plant fuel stock                                                    32             43           35
  Postretirement benefits                                                          25             25           25
  Prepaid property taxes and other                                                 82            162          148
                                                                               ----------------------------------
                                                                                  546            718          754
-----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Unamortized nuclear costs                                                     521              -            -
    Postretirement benefits                                                       356            372          388
    Abandoned Midland Project                                                      60             71           83
    Other                                                                         116            133          135
  Nuclear decommissioning trust funds                                             581            557          521
  Other                                                                           206            214          113
                                                                               ----------------------------------
                                                                                1,840          1,347        1,240
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $7,005         $7,163       $7,076
=================================================================================================================

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  JUNE 30                          JUNE 30
                                                                             1999      DECEMBER 31            1998
                                                                       (UNAUDITED)            1998     (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                                                       In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841           $   841
    Paid-in capital                                                          645             502               452
    Revaluation capital                                                       57              68                59
    Retained earnings since December 31, 1992                                438             434               396
                                                                         -----------------------------------------
                                                                           1,981           1,845             1,748
  Preferred stock                                                             44             238               238
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100               100
    Consumers Energy Company Financing II (a)                                120             120               120
  Long-term debt                                                           2,008           2,007             2,159
  Non-current portion of capital leases                                       88             100                77
                                                                         -----------------------------------------
                                                                           4,341           4,410             4,442
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       148             152                94
  Notes payable                                                              264             215               255
  Accounts payable                                                           157             190               150
  Accrued taxes                                                              160             238               154
  Accounts payable - related parties                                          82              79                76
  Power purchases                                                             47              47                47
  Accrued interest                                                            35              36                31
  Deferred income taxes                                                        9               9                12
  Accrued refunds                                                             14              11                11
  Other                                                                      151             138               139
                                                                         -----------------------------------------
                                                                           1,067           1,115               969
------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      641             666               680
  Post-retirement benefits                                                   436             456               474
  Deferred investment tax credit                                             129             134               144
  Regulatory liabilities for income taxes, net                               115              87                59
  Power purchases                                                            101             121               146
  Other                                                                      175             174               162
                                                                         -----------------------------------------
                                                                           1,597           1,638             1,665
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $ 7,005         $ 7,163           $ 7,076
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED           TWELVE MONTHS ENDED
JUNE 30                                             1999           1998           1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         In Millions
COMMON STOCK
  At beginning and end of period                  $   841        $   841        $   841        $   841        $   841       $   841
                                                  ----------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                              495            452            502            452            452           504
  Stockholder's contribution                          150              -            150              -            250             -
  Return of stockholder's contribution                  -              -              -              -            (50)          (50)
  Capital stock reacquired                              -              -             (7)             -             (7)           (2)
                                                  ----------------------------------------------------------------------------------
    At end of period                                  645            452            645            452            645           452
------------------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                               54             65             68             58             59            41
  Change in unrealized investment -
  gain (loss) (a)                                       3             (6)           (11)             1             (2)           18
                                                  ----------------------------------------------------------------------------------
    At end of period                                   57             59             57             59             57            59
------------------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS
  At beginning of period                              446            385            434            363            396           368
  Net income (a)                                       73             69            191            181            360           342
  Common stock dividends declared                     (76)           (49)          (173)          (129)          (285)         (277)
  Preferred stock dividends declared                    -             (5)            (5)           (10)           (15)          (21)
  Preferred securities distributions                   (5)            (4)            (9)            (9)           (18)          (16)
                                                  ----------------------------------------------------------------------------------
    At end of period                                  438            396            438            396            438           396
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $ 1,981        $ 1,748        $ 1,981        $ 1,748        $ 1,981       $ 1,748
====================================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
     Revaluation capital
       Unrealized investment - gain (loss),
         net of tax of  $2, $(3), $(6), $-,
         $(1) and $10, respectively               $     3        $    (6)       $   (11)       $     1        $    (2)      $    18
     Net income                                        73             69            191            181            360           342
                                                  ----------------------------------------------------------------------------------
     Total Comprehensive Income                   $    76        $    63        $   180        $   182        $   358       $   360
                                                  ==================================================================================

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

Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

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

Consistent with these orders, Consumers expects to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At June 30, 1999, Consumers had a net investment in energy supply facilities of $924 million included in electric plant and property.

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the production, transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 1998 Form 10-K. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

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

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects, and in 1997 the EPA revised these standards. The anticipated effect of these revisions was to impose further limitations on nitrogen oxide and small particulate-related emissions. A United States Court of Appeals recently ruled however, that the EPA's revision of the standards was an unconstitutional delegation of legislative power. As a result, the standards will not be implemented unless the issue relating to the unconstitutional delegation of legislative power is resolved. The EPA has requested a rehearing of this ruling.

In September 1998, based in part upon the 1997 standards, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, anticipated a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan had one year to submit an implementation plan. The State of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. The United States Court of Appeals recently granted an indefinite stay of the submission date for the implementation plan. Based upon the recent court rulings, it is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision. If a court were to order the EPA to adopt the State of Michigan's proposed positions then compliance costs could be less than the preliminary estimated amounts.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2004. Consumers may need an equivalent amount of capital expenditures, plus $10 million per year for operation and maintenance costs, to comply with the new small particulate standards.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At June 30, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. The cost of removal and disposal of these materials is currently unknown. There may be some radioactive portion of these materials, which no facility in the United States will currently accept. The cost of removal and disposal will constitute part of the cost to decommission the plant and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts, which Consumers entered into with some of its customers and claims relating to power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs have appealed this decision.

ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. In June 1999, the Michigan Supreme Court reversed the Court of Appeals and vacated the 1995 MPSC retail wheeling orders. The Court found that the MPSC does not have the statutory authority to order a mandatory retail wheeling program.

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

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In the plan, Consumers proposed to phase in 750 MW of retail customer open access load over the 1998-2001 period. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers is in the process of implementing electric customer retail open access.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal generally is limited to this jurisdictional issue. Subsequent to the June 1999 Michigan Supreme Court decision, the MPSC requested comments from any interested party concerning the effect of the Supreme Court's decision on these matters. The MPSC is expected to issue an order addressing this subject in the third quarter 1999. Consumers cannot predict the outcome of electric restructuring on it's financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this program, customers buying electricity from Consumers as traditional customers will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, any change in power supply costs was passed through to such customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers has agreements to purchase, in 1999, approximately $19 million of options to insure a reliable source of capacity during the months of June through September 1999. Consumers is planning to have sufficient generation and purchased capacity for approximately a 16 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing capacity and energy on the spot market could be substantial.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance Regional Transmission Organization. The proposed structure will provide for the creation of an independent transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate - but not own - the transmission facilities of other companies. The proposal is structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. The member companies have requested the FERC to approve the proposed request expeditiously. Consumers is uncertain of the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                                                              In Millions
                                                          -----------------------------------------------
                                                          Six Months Ended            Twelve Months Ended
June 30                                                   1999        1998            1999           1998
-------                                                   ----        ----            ----           ----
Pretax operating income                                   $ 26        $ 23            $ 51           $ 51
Income taxes and other                                       8           7              16             16
                                                          ----        ----            ----           ----

Net income                                                $ 18        $ 16            $ 35           $ 35
                                                          ====        ====            ====           ====

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of this capacity, Consumers expects to recover these increases through an adjustment to the currently frozen PSCR level, which is currently under consideration by the MPSC. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to supply PECO with electric generating capacity under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the transaction. In an order issued on April 30, 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. Consumers and other parties have filed petitions for clarification and rehearing which request that the MPSC clarify certain aspects of its order. The MPSC has not yet acted on this request.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At June 30, 1999 and June 30, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $96 million and $126 million, respectively. At June 30, 1999, the undiscounted after-tax amount associated with this liability totaled $153 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $17 million as of June 30, 1999. Consumers believes that this shortfall will be resolved as part of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.

                                                                                              In Millions
                                                       --------------------------------------------------
                                                       1999        2000        2001       2002       2003
                                                       ----        ----        ----       ----       ----
Estimated cash underrecoveries, net of tax             $ 29        $ 21        $ 20       $ 19       $ 18
                                                       ====        ====        ====       ====       ====

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

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the U.S. District Court issued an order granting the MCV Partnership's motion for summary judgment. The order permanently prohibits two of the incumbent commissioners from enforcing the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate.

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

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 1999 Consumers had loaded 14 dry storage casks with spent nuclear fuel at Palisades and plans to load four additional casks in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades of $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $4 million a year. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million, assuming current surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. As of June 30, 1999, Consumers had an investment in nuclear decommissioning trust funds of $400 million for Palisades and $181 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For the first six months of 1999, Consumers spent $24 million for the decommissioning and withdrew $21 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $99 million for the decommissioning and withdrew $90 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments, of $375 million for 1999, $435 million for 2000, and $520 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. By late 1999, Consumers expects to have completed sufficient investigation of the 23 sites to make a more accurate estimate of remediation methods and costs. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers estimates its costs related to investigation and remedial action for all 23 sites between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of June 30, 1999, Consumers has an accrued liability of $48 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of July 1, 1999, more than 165,000 customers chose alternative gas suppliers, representing approximately 40 bcf of gas load. Under traditional regulation, Consumers had not been allowed to benefit from reducing its cost of the commodity supplied to its customers, so the loss of commodity sales to these customers will not have any impact on net income. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At June 30, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 7 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at prices less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in the three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $125 million for 1999, and $130 million for each of 2000 and 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

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


3: SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At June 30, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $475 million and $425 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

SHORT-TERM FINANCING: Consumers had an unsecured $425 million credit facility. In July 1999, Consumers renegotiated this facility in the reduced amount of $300 million. Consumers also has unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 1999, a total of $264 million was outstanding at a weighted average interest rate of 6.1 percent, compared with $255 million outstanding at June 30, 1998, at a weighted average interest rate of 6.0 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million in order to reduce the impact of interest rate fluctuations.

Consumers also has in place a $325 million trade receivables sale program. At June 30, 1999 and 1998, receivables sold under the program totaled $266 million and $236 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

LONG-TERM FINANCINGS: Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

Under the provisions of its Articles of Incorporation, Consumers had $319 million of unrestricted retained earnings available to pay common dividends at June 30, 1999. In May 1999, Consumers declared and paid a $76 million common dividend. In July 1999, Consumers declared a $35 million common dividend payable in August 1999.

                               ARTHUR ANDERSEN LLP




                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income and common stockholder's equity for the three-month, six-month and twelve-month periods then ended, and the related statements of cash flows for the six-month and twelve month periods then ended. These financial statements are the responsibility of the Company's management.

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

                                                       Arthur Andersen LLP

Detroit, Michigan,
      August 12, 1999.

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

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line Company's affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding, which was an indirect wholly owned subsidiary of CMS Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became direct wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

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

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes issued by Panhandle. Panhandle expects to complete the exchange offer by early September 1999. The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting, with Panhandle preliminarily allocating the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date. Accordingly, the post-acquisition financial statements reflect a new basis of accounting, and pre-acquisition period and post-acquisition period financial results are presented but are not comparable (See Note 1).


The final determination of the fair market value of Panhandle's net assets acquired and the associated estimated remaining useful lives of the property, plant and equipment are pending the results of ongoing studies. Accordingly, the amounts presented are subject to change, but any differences in the final purchase price allocation are not expected to have a material effect on Panhandle's financial statements.

RESULTS OF OPERATIONS

NET INCOME:

                                                               In Millions
                                                 -------------------------
June 30                                          1999   1998        Change
-------                                          ----   ----        ------
Six Months Ended                                 $ 48   $ 53         $( 5)
                                                 ====   ====         ====

For the three months ended June 30, 1999, net income was $14 million, down $4 million from the comparable period in 1998. Total natural gas transportation volumes for the three months ended June 30, 1999 decreased 9 percent from the same period in 1998. For the six months ended June 30, 1999, net income was $48 million, down $5 million from the comparable period in 1998. Total natural gas transportation volumes for the six months ended June 30, 1999 decreased 5 percent from the same period in 1998.

Revenues for the three months and the six months ended June 30, 1999 decreased $8 million and $15 million, respectively, from the comparable periods in 1998 due primarily to decreased reservation revenues, the transfer of Panhandle Field Services to Duke Energy in March 1999, and lower transportation volumes in 1999.

Operating expenses for the three months and the six months ended June 30, 1999 decreased $6 million and $12 million, respectively, from the comparable periods in 1998, primarily as a result of the transfer of Panhandle Field Services to Duke Energy and lower administrative costs.

Interest on long-term debt for the three months and six months ended June 30, 1999 increased $13 million from the comparable periods in 1998 primarily due to interest on the new debt assumed by Panhandle (See Note 11). Other interest decreased $13 million for the three months and six months ended June 30, 1999 from the comparable periods in 1998 primarily due to interest on the intercompany note with PanEnergy, which was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 3).

OPERATING INCOME:

                                                                     In Millions
                                                                   -------------
                                                                      Six Months
                                                                   Ended June 30
Change Compared to Prior Year                                      1999 vs. 1998
-----------------------------                                      -------------





Commodity revenue                                                          $  (2)
Reservation and other revenues                                               (13)
Operations and maintenance                                                    13
General taxes                                                                 (1)
                                                                           -----
Total Change                                                               $  (3)
                                                                           =====

CASH POSITION AND INVESTING

OPERATING ACTIVITIES: Panhandle's consolidated net cash provided by operating activities is derived mainly from the transportation and storage of natural gas. Consolidated cash from operations totaled $81 million and $85 million for the first six months of 1999 and 1998, respectively. Panhandle uses operating cash primarily to maintain and expand its gas systems.

INVESTING ACTIVITIES: Panhandle's consolidated net cash used in investing activities totaled $1.9 billion and $85 million for the first six months of 1999 and 1998, respectively. The increase of $1.8 billion primarily reflects proceeds paid for the acquisition of Panhandle from subsidiaries of Duke Energy partially offset by decreased capital expenditures due to the 1998 expenditures related to the Terrebonne expansion project in the Gulf of Mexico and the transfer of Panhandle Field Services to Duke Energy.

FINANCING ACTIVITIES: Panhandle's consolidated net cash provided by financing activities totaled $1.8 billion for the first six months of 1999. The $1.8 billion increase in cash sources primarily reflects the proceeds from capital contributions and senior notes utilized to acquire Panhandle, offset by loans to parent and dividends paid.


CAPITAL EXPENDITURES

Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, for the next three years to be approximately $60 million for each year. These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 are expected to be satisfied by cash from operations.


OUTLOOK

The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71 (See Note 10). The discontinuance is not expected to materially affect Panhandle's future operating results.

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

In conjunction with the NOPR, the FERC also issued a NOI on its pricing policies for the long-term markets. The NOI sought comments on whether FERC's policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, and do not result in over-building and excess capacity.

Comments on the NOPR and NOI were filed by Panhandle in April 1999. Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

For detailed information about other uncertainties, see Note 2, Regulatory Matters, incorporated by reference herein.

NEW ACCOUNTING RULES

In 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. Panhandle is required to adopt this standard by January 1, 2001. SFAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Panhandle is currently reviewing the expected impact of SFAS 133 on its financial statements and has not yet determined the timing of or method of adoption.

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

Panhandle is using a three-phase approach to address year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Panhandle is employing a combination of systems repair and planned systems replacement activities to achieve year 2000 readiness for its business and process control systems, equipment and devices. As of June 30, 1999, Panhandle has achieved Year 2000 readiness of its critical systems, equipment and devices. Business acquisitions routinely involve an analysis of year 2000 readiness and are incorporated into Panhandle's overall program as necessary.

Panhandle is actively evaluating and tracking year 2000 readiness of third parties with which it has a significant relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the year 2000 readiness of third parties cannot be controlled, Panhandle is attempting to assess the readiness of third parties and any potential implications to its operations. Alternative suppliers of critical products, goods and services are being identified, where necessary.

COSTS: Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as consulting and contract costs, are approximately $500,000 of which the majority of the costs have already been incurred as of June 30, 1999. The costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS: Year 2000 contingency planning addresses continuity of business operations for all periods during which year 2000 impacts may occur. Panhandle is participating in multiple industry efforts to facilitate effective year 2000 contingency plans, and has completed its own year 2000 contingency plans. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness. The plans will be updated throughout the remainder of the year to address new or changing information.

Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on Panhandle's business operation, results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if Panhandle's internal systems, or the internal systems of third parties with which it has a significant relationship, fail to achieve year 2000 readiness in a timely manner, Panhandle's business operation, results of operations or financial position could be adversely affected.

FORWARD-LOOKING INFORMATION

From time to time, Panhandle may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Panhandle cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: entry of competing pipelines into Panhandle's markets and competitive strategies of competing pipelines, including rate and other pricing practices; state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in prices of commodities (primarily natural gas and competing fuels) and interest rates; changes in environmental and other laws and regulations to which Panhandle is subject or other external factors over which Panhandle has no control; the results of financing efforts; expansion and other growth opportunities; year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                  Six
                                                    THREE MONTHS ENDED                           Months
                                                         JUNE 30          Mar. 29-   Jan. 1 -     Ended
                                                    -------------------   June 30,   Mar. 28,    June 30,
                                                      1999       1998       1999       1999       1998
                                                    --------   --------   --------   --------    --------
OPERATING REVENUE
      Transportation and storage of natural gas       $ 97       $105       $101       $123        $237
      Other                                              6          6          6          5          13
                                                      ----       ----       ----       ----        ----
          Total operating revenue                      103        111        107        128         250
                                                      ----       ----       ----       ----        ----

OPERATING EXPENSES
      Operation and maintenance                         38         45         40         40          93
      Depreciation and amortization                     16         16         16         14          30
      General taxes                                      7          6          7          7          13
                                                      ----       ----       ----       ----        ----
          Total operating expenses                      61         67         63         61         136
                                                      ----       ----       ----       ----        ----

OPERATING INCOME                                        42         44         44         67         114

OTHER, NET                                               1          3          1          4           9
                                                      ----       ----       ----       ----        ----
EARNINGS BEFORE INTEREST AND TAXES                      43         47         45         71         123
                                                      ----       ----       ----       ----        ----

FIXED CHARGES
      Interest on long-term debt                        20          6         20          5          12
      Other interest                                    -          13         -          13          26
                                                      ----       ----       ----       ----        ----
          Total Fixed Charges                           20         19         20         18          38
                                                      ----       ----       ----       ----        ----

NET INCOME BEFORE INCOME TAXES                          23         28         25         53          85

INCOME TAXES                                             9         10         10         20          32
                                                      ----       ----       ----       ----        ----

CONSOLIDATED NET INCOME                               $ 14       $ 18       $ 15       $ 33        $ 53
                                                      ====       ====       ====       ====        ====


   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                         March 29 -     January 1 -    Six Months Ended
                                                                        June 30, 1999  March 28, 1999    June 30, 1998
                                                                        -------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $    15        $    33          $    53
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             16             14               30
      Deferred income taxes                                                      8            -                 (6)
      Changes in current assets and liabilities                                 25            (29)               7
      Other, net                                                                (4)             3                1
                                                                           -------        -------          -------
          Net cash provided by operating activities                             60             21               85
                                                                           -------        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Panhandle                                              (1,900)           -                -
      Capital and investment expenditures                                       (8)            (4)             (41)
      Net decrease (increase) in advances receivable - parent                  -              (17)             (42)
      Retirements and other                                                    -              -                 (2)
                                                                           -------        -------          -------
          Net cash used in investing activities                             (1,908)           (21)             (85)
                                                                           -------        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                               1,116            -                -
      Proceeds from senior notes                                               785            -                -
      Net decrease (increase) in note receivable - parent                      (40)           -                -
      Dividends paid                                                           (13)           -                -
                                                                           -------        -------          -------
          Net cash provided by financing activities                          1,848            -                -
                                                                           -------        -------          -------
      Net Increase (Decrease) in Cash and Temporary Cash Investments           -              -                -

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                 -              -                -
                                                                           -------        -------          -------
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                   $   -          $   -            $   -
                                                                           =======        =======          =======


OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                             $ -          $    12          $    38
      Income taxes paid (net of refunds)                                         2             37               56


   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                          June 30,
                                                            1999      December 31,
                                                         (Unaudited)     1998
                                                          ---------   ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                 $1,495        $2,760
      Less accumulated depreciation and amortization           25         1,798
                                                           ------        ------
          Sub-total                                         1,470           962
      Construction work-in-progress                            13            17
                                                           ------        ------
          Net property, plant and equipment                 1,483           979
                                                           ------        ------

INVESTMENTS
      Advances receivable - related parties                   -             738
      Investment in affiliates                                  1            44
      Other                                                   -               6
                                                           ------        ------
          Total investments and other assets                    1           788
                                                           ------        ------

CURRENT ASSETS
      Receivables                                              84            94
      Inventory and supplies                                   54            55
      Deferred income taxes                                    11             2
      Current portion of regulatory assets                    -               6
      Note receivable - related parties                        40           -
      Other                                                    25            23
                                                           ------        ------
          Total current assets                                214           180
                                                           ------        ------

NON-CURRENT ASSETS
      Goodwill, net                                           695           -
      Deferred income taxes                                     6           -
      Debt expense                                             12            11
      Other                                                     2            15
                                                           ------        ------
          Total non-current assets                            715            26
                                                           ------        ------

      TOTAL ASSETS                                         $2,413        $1,973
                                                           ======        ======


   The accompanying condensed notes are an integral part of these statements.

                                                                                   June 30,
                                                                                     1999      December 31,
                                                                                  (Unaudited)     1998
                                                                                  -----------  ------------
STOCKHOLDER'S INVESTMENT AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding        $    1        $    1
        Paid-in capital                                                               1,127           466
        Retained earnings                                                                 2            91
                                                                                     ------        ------
          Total common stockholder's equity                                           1,130           558
      Long-term debt                                                                  1,094           299
                                                                                     ------        ------
          Total capitalization                                                        2,224           857
                                                                                     ------        ------

CURRENT LIABILITIES
      Note payable - PanEnergy                                                          -             675
      Accounts payable                                                                    2            56
      Accrued taxes                                                                       7            58
      Accrued interest                                                                   22             8
      Other                                                                             107           117
                                                                                     ------        ------
          Total current liabilities                                                     138           914
                                                                                     ------        ------

NON-CURRENT LIABILITIES
      Deferred income taxes                                                             -              99
      Other                                                                              51           103
                                                                                     ------        ------
          Total non-current liabilities                                                  51           202
                                                                                     ------        ------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

      TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                                 $2,413        $1,973
                                                                                     ======        ======


   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                               March 29 -    January 1 -    Six Months Ended
                                                             June 30, 1999  March 28, 1999    June 30, 1998
                                                             -------------  --------------  ----------------
COMMON STOCK
      At beginning and end of period                            $     1        $     1          $     1
                                                                -------        -------          -------

OTHER PAID-IN CAPITAL
      At beginning of period                                        466            466              466
      Acquisition adjustment to eliminate original
        paid-in capital                                            (466)           -                -
      Capital contribution of acquisition costs by parent            11            -                -
      Cash capital contribution by parent                         1,116            -                -
                                                                -------        -------          -------
          At end of period                                        1,127            466              466
                                                                -------        -------          -------

RETAINED EARNINGS
      At beginning of period                                        101             92               34
      Acquisition adjustment to eliminate original
        retained earnings                                          (101)           -                -
      Net Income                                                     15             33               53
      Assumption of net liability by PanEnergy                      -               57              -
      Common stock dividends                                        (13)           (81)              (2)
                                                                -------        -------          -------
          At end of period                                            2            101               85
                                                                -------        -------          -------

      TOTAL COMMON STOCKHOLDER'S EQUITY                         $ 1,130        $   568          $   552
                                                                =======        =======          =======


   The accompanying condensed notes are an integral part of these statements.

                              Intentionally Blank

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

1.  CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company is a wholly owned subsidiary of CMS Gas Transmission, which is an indirect wholly owned subsidiary of CMS Energy. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, which are subject to the rules and regulations of the FERC.

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as its affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for $1.9 billion in cash and existing Panhandle debt of $300 million. Immediately following the acquisition, CMS Panhandle Holding contributed the stock of Trunkline LNG and Panhandle Storage to Panhandle Eastern Pipe Line Company. As a result, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

In conjunction with the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; certain intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy was indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle expects to complete the exchange offer by early September 1999.

The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles, with Panhandle preliminarily allocating the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date. Accordingly, the post-acquisition financial statements reflect a new basis of accounting, and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

The final determination of the fair market value of Panhandle's net assets acquired and the associated estimated remaining useful lives of the property, plant and equipment are pending the results of ongoing studies. Upon completion of these studies, the financial statements will be adjusted to reflect the final purchase price allocations and estimated remaining useful lives.

The excess purchase price over the prior carrying amount of Panhandle's net assets as of March 29, 1999 totaled $1.3 billion, and was preliminarily allocated as follows:

                                                 In Millions
                                                 -----------
Property, Plant and Equipment                    $       650
Accounts Receivable                                        3
Inventory                                                 (8)
Goodwill                                                 699
Regulatory Assets, Net                                   (15)
Liabilities                                              (25)
Other                                                      5
                                                 -----------
Total                                            $     1,309
                                                 ===========


Goodwill of approximately $699 million was recognized by Panhandle and will be amortized on a straight-line basis over 40 years. This amount represents the excess of the purchase price over Panhandle's net assets after fair value adjustments, and will be adjusted after the completion of the ongoing studies over the twelve months following the acquisition. The estimated average remaining useful life of transmission and underground storage facilities, the major components of Property, Plant and Equipment, has been revised to 40 years based on preliminary internal studies.

Proforma results of operations for 1999 and 1998 as though Panhandle had been acquired and purchase accounting applied at the beginning of 1999 and 1998, respectively, are as follows:

                                                                                                         In Millions
                                                 -------------------------------------------------------------------
                                                 Six Months Ended              Six Months Ended           Year Ended
                                                    June 30, 1998                 June 30, 1998    December 31, 1998
                                                 ----------------              ----------------    -----------------
Revenues                                                $   231                   $   235                    $  470
Net Income                                                   41                        39                        60
Total Assets                                              2,413                     2,465                     2,477
                                                        -------                   -------                    ------

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

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At June 30, 1999 and December 31, 1998, accounts receivable included $52 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $52 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which had entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. The filing status is currently under review by Trunkline and by FERC.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions require Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or portion of the LNG terminal is transferred to an unaffiliated entity. Therefore, the total refund due customers of approximately $17 million will be paid within 30 days of final FERC approval of the compliance filing. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation. In conjunction with the settlement, Panhandle Eastern Pipe Line Company and its customers entered into an agreement, whereby upon FERC approval of the compliance filing described above, Panhandle Eastern Pipe Line Company will file to flow through its portion of the settlement amounts to its customers.

3.  RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                             In Millions
                                          ------------------------------
                                          June 30,          December 31,
                                              1999                  1998
                                          --------          ------------
Receivables                                  $  6                   $  2
Accounts payable                                -                     46
Taxes accrued                                  (1)                    35
                                             ----                   ----


Interest charges included $14 million for the three months ended June 30, 1998; $13 million and $28 million for the six months ended June 30, 1999 and 1998, respectively, for interest associated with notes payable to a subsidiary of Duke Energy.

In conjunction with the acquisition of Panhandle by a subsidiary of CMS Energy, all intercompany advance and note balances between Panhandle and subsidiaries of Duke Energy were eliminated. Transactions with prior affiliates before the acquisition are now reflected as receivables on the Consolidated Balance Sheets.

4.  GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1999 and December 31, 1998, other current assets included $18 million and $20 million, respectively, and other current liabilities included $23 million and $22 million, respectively, related to gas imbalances.

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

6.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, for the next three years to be approximately $60 million for each year. These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 are expected to be satisfied by cash from operations.

LITIGATION: Under the terms of the sale of Panhandle to CMS Energy discussed in
Note 1 to the Consolidated Financial Statements, subsidiaries of Duke Energy indemnified CMS Energy from losses resulting from certain legal and tax liabilities of Panhandle, including the matter specifically discussed below:

In May 1997, Anadarko filed suits against Panhandle and other PanEnergy affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due from purchasers of gas from Anadarko, retroactive to 1983. In October 1998 and January 1999, the FERC issued orders on ad valorem tax issues, finding that first sellers of gas were primarily liable for refunds. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. Panhandle believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

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

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $48 million for the remainder of 1999 through 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

7.  ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing to date has detected no significant off-site contamination. Panhandle has communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, as discussed in Note 1 to the Consolidated Financial Statements, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue until 2001.

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

Under the terms of the acquisition of Panhandle by CMS Energy as discussed in
Note 1 to the Consolidated Financial Statements, benefit obligations related to active employees were transferred to CMS Energy and are reflected in the financial statements of Panhandle, and benefit obligations related to existing retired employees and plan assets were retained by a subsidiary of Duke Energy.

9.  TAXES

As described in Note 1, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price. This tax basis in excess of Panhandle's current book basis created deferred tax assets and associated paid-in-capital of approximately $477 million. When CMS Panhandle Holding was merged with Panhandle, approximately $462 million of Panhandle's deferred tax assets were eliminated.

10.  SFAS 71

As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1).

11.  LONG TERM DEBT

On March 29, 1999, CMS Panhandle Holding Company privately placed $800 million of senior notes (See Note 1) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of CMS Panhandle Holding under the notes and the indenture were assumed by Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle expects to complete the exchange offer by early September 1999.

In conjunction with the purchase accounting, Panhandle's existing notes totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million.

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management. The consolidated financial statements of Panhandle Eastern Pipe Line Company as of December 31, 1998, were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

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




                                                        ARTHUR ANDERSEN LLP

Houston, Texas
August 5, 1999

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


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle Eastern Pipe Line Company's Form 10-K for the year ended December 31, 1998, and in their Form 10-Q for the quarter ended March 31, 1999. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 28, 1999, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy for the year ended December 31, 1999. The vote was 103,854,969 shares in favor and 386,829 against, with 318,133 abstaining. The CMS Energy shareholders voted on a proposal to amend CMS Energy Corporation's Performance Incentive Stock Plan. The vote was 72,326,489 shares in favor and 23,208,873 against, with 812,690 abstaining. The CMS Energy shareholders also elected all eleven nominees for the office of director. The votes for individual nominees were as follows:

                             CMS ENERGY CORPORATION

        Number of Votes:                                       For            Against              Total
        ------------------------------------------------------------------------------------------------
        William T. McCormick, Jr.                      103,776,899            783,033        104,559,932
        John M. Deutch                                 103,804,227            755,705        104,559,932
        James J. Duderstadt                            103,834,522            725,410        104,559,932
        Kathleen R. Flaherty                           103,859,538            700,394        104,559,932
        Victor J. Fryling                              103,831,308            728,624        104,559,932
        Earl D. Holton                                 103,851,428            708,504        104,559,932
        William U. Parfet                              103,825,925            734,007        104,559,932
        Percy A. Pierre                                103,855,888            704,044        104,559,932
        Kenneth L. Way                                 103,866,848            693,084        104,559,932
        Kenneth Whipple                                103,856,196            703,736        104,559,932
        John B. Yasinsky                               103,868,050            691,882        104,559,932

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 28, 1999 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of re-electing the above-named individuals as directors of Consumers and in favor of ratifying the appointment of Arthur Andersen LLP as independent auditors of Consumers for the year ended December 31, 1999. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5. OTHER INFORMATION

A shareholder who intends to submit a proposal for a vote at CMS Energy's 2000 Annual Meeting of Shareholders but which will not be included in CMS Energy's 2000 proxy statement must send the proposal to reach CMS Energy on or before March 6, 2000. The proposals should be addressed to: Mr. Thomas A. McNish, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. Failure to timely submit the proposal will allow management to use discretionary voting authority when the proposal is raised at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  LIST OF EXHIBITS

(4)(a)   -        Ninth Supplemental Indenture dated as of June 22, 1999 to the
                  Indenture dated September 15, 1992 between CMS Energy and Bank
                  One Trust Company, NA (successor to NBD Bank), as Trustee.

(4)(b)   -        Second Supplemental Indenture dated as of June 1, 1999 to the
                  Indenture dated as of June 1, 1997 between CMS Energy and The
                  Bank of New York, as Trustee. Pursuant to Item 601(b)(4)(iii)
                  of Regulation S-K, in lieu of filing a copy of such agreement,
                  CMS Energy agrees to furnish a copy of such agreement to the
                  Commission upon request.

(10)(a)  -        Amendment No. 3 dated as of June 22, 1999 to the Credit
                  Agreement dated July 2, 1997, among CMS Energy, the Adminis-
                  trative Agent, Collateral Agent, Documentation Agent, Syndi-
                  cation Agent, Co-Agents and Lead Manager, all as defined
                  therein, and the Exhibits and Schedules thereto.

(10)(b)  -        Employment Agreement dated March 20, 1996 between CMS Energy and Preston D. Hopper

(10)(c)  -        Employment Agreement dated April 29, 1998 between CMS Energy and Bradley W. Fischer

(10)(d)  -        Employment Agreement dated March 29, 1999 between Panhandle
                  Eastern Pipe Line and Christopher A. Helms

(12)     -        CMS Energy: Statements regarding computation of Ratio of
                  Earnings to Fixed Charges

(15)(a)  -        CMS Energy: Letter of Independent Public Accountant

(27)(a)  -        CMS Energy: Financial Data Schedule

(27)(b)  -        Consumers: Financial Data Schedule

(27)(c)  -        Panhandle:  Financial Data Schedule

(99)     -        CMS Energy: Consumers Gas Group Financials

(b)  REPORTS ON FORM 8-K

CMS Energy filed Current Reports on Form 8-K on April 6, 1999 covering matters pursuant to "Item 2. Acquisition of Assets" and "Item 7. Exhibits," on June 29, 1999 covering matters pursuant to "Item 7. Exhibits," on July 1, 1999 covering matters pursuant to "Item 5. Other Events" and "Item 7. Exhibits" and on July 13, 1999 covering matters pursuant to "Item 7. Exhibits."

Panhandle Eastern Pipe Line Company filed a Current Report on Form 8-K on April 5, 1999 covering matters pursuant to "Item 1. Acquisition of Assets," "Item 4. Changes in Registrant's Certifying Accountant," and "Item 7. Exhibits" and filed an amendment to a Current Report on Form 8-K on July 19, 1999 covering matters pursuant to "Item 1. Acquisition of Assets," "Item 4. Changes in Registrant's Certifying Accountant," and "Item 7. Exhibits."

Consumers filed a Current Report on Form 8-K on July 1, 1999 covering matters pursuant to "Item 5. Other Events" and Item 7. Exhibits."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                         CMS ENERGY CORPORATION
                                         --------------------------------------
                                         (Registrant)


Dated: August 12, 1999                   By: /s/ A.M. Wright
                                             -----------------------------------
                                             Alan M. Wright
                                             Senior Vice President and
                                             Chief Financial Officer



                                         CONSUMERS ENERGY COMPANY
                                         --------------------------------------
                                         (Registrant)


Dated: August 12, 1999                   By: /s/ A.M. Wright
                                             -----------------------------------
                                             Alan M. Wright
                                             Senior Vice President and
                                             Chief Financial Officer



                                         PANHANDLE EASTERN PIPE LINE COMPANY
                                         --------------------------------------
                                         (Registrant)


Dated: August 12, 1999                   By: /s/ A.M. Wright
                                             -----------------------------------
                                             Alan M. Wright
                                             Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
(4)(a)   -        Ninth Supplemental Indenture dated as of June 22, 1999 to the
                  Indenture dated September 15, 1992 between CMS Energy and Bank
                  One Trust Company, NA (successor to NBD Bank), as Trustee.

(4)(b)   -        Second Supplemental Indenture dated as of June 1, 1999 to the
                  Indenture dated as of June 1, 1997 between CMS Energy and The
                  Bank of New York, as Trustee. Pursuant to Item 601(b)(4)(iii)
                  of Regulation S-K, in lieu of filing a copy of such agreement,
                  CMS Energy agrees to furnish a copy of such agreement to the
                  Commission upon request.

(10)(a)  -        Amendment No. 3 dated as of June 22, 1999 to the Credit
                  Agreement dated July 2, 1997, among CMS Energy, the Adminis-
                  trative Agent, Collateral Agent, Documentation Agent, Syndi-
                  cation Agent, Co-Agents and Lead Manager, all as defined
                  therein, and the Exhibits and Schedules thereto.

(10)(b)  -        Employment Agreement dated March 20, 1996 between CMS Energy and Preston D. Hopper

(10)(c)  -        Employment Agreement dated April 29, 1998 between CMS Energy and Bradley W. Fischer

(10)(d)  -        Employment Agreement dated March 29, 1999 between Panhandle
                  Eastern Pipe Line and Christopher A. Helms

(12)     -        CMS Energy: Statements regarding computation of Ratio of
                  Earnings to Fixed Charges

(15)(a)  -        CMS Energy: Letter of Independent Public Accountant

(27)(a)  -        CMS Energy: Financial Data Schedule

(27)(b)  -        Consumers: Financial Data Schedule

(27)(c)  -        Panhandle:  Financial Data Schedule

(99)     -        CMS Energy: Consumers Gas Group Financials