Form 10-Q
period 1999-09-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 1999-11-12
CIK 811156, 76063, 201533

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from            to
                                                       ----------     ----------
Commission          Registrant; State of Incorporation;          IRS Employer
File Number            Address; and Telephone Number          Identification No.
--------------------------------------------------------------------------------
  1-9513                   CMS ENERGY CORPORATION                 38-2726431
                          (A Michigan Corporation)
                     Fairlane Plaza South, Suite 1100
              330 Town Center Drive, Dearborn, Michigan 48126
                                 (313)436-9200

 1-5611                    CONSUMERS ENERGY COMPANY               38-0442310
                            (A Michigan Corporation)
              212 West Michigan Avenue, Jackson, Michigan 49201
                                 (517)788-0550

 1-2921                PANHANDLE EASTERN PIPE LINE COMPANY        44-0382470
                            (A Delaware Corporation)
                      5444 Westheimer Road, P.O. Box 4967,
                            Houston, Texas 77210-4967
                                 (713)989-7000

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 1999:


CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                       115,800,521
   CMS Energy Class G Common Stock, no par value                                           0
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy             84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                             1,000


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

              QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES AND
                    EXCHANGE COMMISSION FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

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


                                TABLE OF CONTENTS

                                                                                   Page


Glossary........................................................................      3
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis.......................................  CMS-1
     Consolidated Statements of Income..........................................  CMS-18
     Consolidated Statements of Cash Flows......................................  CMS-20
     Consolidated Balance Sheets................................................  CMS-22
     Consolidated Statements of Common Stockholders' Equity.....................  CMS-24
     Condensed Notes to Consolidated Financial Statements.......................  CMS-25
     Report of Independent Public Accountants...................................  CMS-45
Consumers Energy Company
     Management's Discussion and Analysis.......................................   CE-1
     Consolidated Statements of Income..........................................   CE-13
     Consolidated Statements of Cash Flows......................................   CE-14
     Consolidated Balance Sheets................................................   CE-16
     Consolidated Statements of Common Stockholder's Equity.....................   CE-18
     Condensed Notes to Consolidated Financial Statements.......................   CE-19
     Report of Independent Public Accountants...................................   CE-31
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis.......................................   PE-1
     Consolidated Statements of Income..........................................   PE-7
     Consolidated Statements of Cash Flows......................................   PE-9
     Consolidated Balance Sheets................................................   PE-10
     Consolidated Statements of Common Stockholder's Equity.....................   PE-12
     Condensed Notes to Consolidated Financial Statements.......................   PE-13
     Report of Independent Public Accountants...................................   PE-20
Quantitative and Qualitative Disclosures about Market Risk......................   CO-1
PART II:
     Item 1. Legal Proceedings..................................................   CO-1
     Item 2. Changes in Securities and Use of Proceeds..........................   CO-2
     Item 6. Exhibits and Reports on Form 8-K...................................   CO-2
Signatures......................................................................   CO-3


                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE......................................Association of Businesses Advocating Tariff Equity
ALJ........................................Administrative Law Judge
Anadarko.................................. Anadarko Petroleum Corporation, a non-affiliated company
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General
Aux Sable................................. Aux Sable Liquids Products, L.P., a non-affiliated company bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Btu....................................... British thermal unit

Class G Common Stock.......................One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers Gas Group
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... One of two classes of common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission and Storage Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding .................... CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission
Common Stock.............................. CMS Energy Common Stock and Class G Common Stock
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group....................... The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals.......................... Michigan Court of Appeals

Detroit Edison.............................The Detroit Edison Company, a non-affiliated company
Dow....................................... The Dow Chemical Company, a non-affiliated company
Duke Energy............................... Duke Energy Corporation, a non-affiliated company

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

GCR........................................Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B,
                                           $150 million Series C, $200 million Series D and $400 million Series E

IT.........................................Information technology

Jorf Lasfar................................The 1,356 MW (660 MW in operation and 696 MW under construction) coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy
                                           Venture, Inc.

kWh........................................Kilowatt-hour

Loy Yang...................................The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest

mcf........................................Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                           Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
Mdth/d.................................... Million dekatherms per day
MichCon................................... Michigan Consolidated Gas Company, a non-affiliated company
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
MMBtu..................................... Million British thermal unit
MPSC...................................... Michigan Public Service Commission
MW........................................ Megawatts

NEIL.......................................Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NOI....................................... Notice of inquiry
NOPR...................................... Notice of proposed rulemaking
Northern Border........................... Northern Border Pipeline Company
NRC....................................... Nuclear Regulatory Commission

Order 888 and Order 889....................FERC final rules issued on April 24, 1996
Outstanding Shares........................ Outstanding shares of Class G Common Stock

Palisades..................................Palisades nuclear power plant, owned by Consumers
Pan Gas Storage........................... Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan
                                           Gas Storage, Panhandle Storage, and Trunkline

                                           LNG.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe Line
                                           Company
PCBs...................................... Poly chlorinated biphenyls
PECO...................................... PECO Energy Company, a non-affiliated company
PPA........................................The Power Purchase Agreement between Consumers and the MCV Partnership with a
                                           35-year term commencing in March 1990
PSCR.......................................Power supply cost recovery

SEC........................................Securities and Exchange Commission
Senior Credit Facilities.................. $725 million senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility
SFAS...................................... Statement of Financial Accounting Standards
SOP....................................... Statement of position
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs...........................Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation, regulatory assets, and costs incurred in the transition to competition.
Trunkline................................. Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line Company
Trunkline LNG..............................Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line Company
Trust Preferred Securities.................Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

                                       5

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan. Consumers is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. On
March 29, 1999, CMS Energy completed the acquisition of Panhandle, as further discussed in the Capital Resources and Liquidity section of this MD&A and
Note 1. Panhandle is primarily engaged in the interstate transportation and storage of natural gas.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                              Millions, Except Per Share Amounts
---------------------------------------------------------------------------------
September 30                                  1999           1998         Change
---------------------------------------------------------------------------------

THREE MONTHS ENDED
Consolidated Net Income                        $  83       $  81       $  2
Net Income Attributable to Common Stocks:
   CMS Energy                                     86          83          3
   Class G                                        (3)         (2)
                                                                         (1)
Earnings Per Average Common Share:
   CMS Energy
        Basic                                    .79         .81       (.02)
        Diluted                                  .78         .80       (.02)
   Class G
        Basic and Diluted                       (.38)       (.16)      (.22)


NINE MONTHS ENDED                                            (a)
Consolidated Net Income                        $ 256       $ 234       $ 22
Net Income Attributable to Common Stocks:
   CMS Energy                                    248         226         22
   Class G                                         8           8          -
Earnings Per Average Common Share:
   CMS Energy

                                     CMS- 1

        Basic                                        2.29         2.23         .06
        Diluted                                      2.25         2.19         .06
   Class G
        Basic and Diluted                             .90         1.04        (.14)

TWELVE MONTHS ENDED                                                (a)
Consolidated Net Income                           $   307      $   293      $   14
Net Income Attributable to Common Stocks:
   CMS Energy                                         294          279          15
   Class G                                             13           14          (1)
Earnings Per Average Common Share:
   CMS Energy
        Basic                                        2.73         2.77        (.04)
        Diluted                                      2.70         2.73        (.03)
   Class G
        Basic and Diluted                            1.41         1.73        (.32)
===================================================================================

(a) Includes the cumulative effect of an accounting change for property taxes which increased net income by $43 million or $.40 per share - basic and diluted
- for CMS Energy Common Stock and $12 million or $.36 per share basic and diluted - for Class G Common Stock.

The increase in consolidated net income for the third quarter of 1999 over the comparable period in 1998 resulted from increased earnings from the electric utility; the natural gas transmission, storage and processing business as a result of the Panhandle acquisition; and the oil and gas exploration and production business; and lower losses from the international energy distribution business. Partially offsetting these increases were lower earnings from the gas utility, independent power production, marketing services and trading businesses, and higher interest expense.

The increase in consolidated net income for the nine months ended September 30, 1999 over the comparable period in 1998 resulted from increased earnings in the electric and gas utilities and natural gas transmission, storage and processing business as a result of the Panhandle acquisition; lower losses from the international energy distribution business; and the recognition in 1998 of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Partially offsetting these increases were lower earnings from the independent power production business, the 1998 cumulative effect of the accounting change for property taxes and higher interest expense in the current period.

The increase in consolidated net income for the twelve months ended September 30, 1999 over the comparable 1998 period reflects increased earnings from the electric utility; natural gas transmission, storage and processing as a result of the Panhandle acquisition; and marketing, services and trading businesses. Partially offsetting these increases were lower earnings from the independent power production and oil and gas exploration and production businesses coupled with higher interest expense.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.


                                     CMS-2

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:




                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                          Three Months           Nine Months          Twelve Months
                                                         Ended Sept. 30        Ended Sept. 30        Ended Sept. 30
Change Compared to Prior Year                             1999 vs 1998          1999 vs 1998          1999 vs 1998
-------------------------------------------------------------------------------------------------------------------

Electric deliveries                                          $ 6                  $ 32                    $ 25
Power supply costs and related revenue recovery                6                    24                      41
Other non-commodity revenue                                   (5)                  (10)                    (11)
Operations and maintenance                                     9                     6                       3
General taxes and depreciation                                (1)                   (5)                     (4)
                                                            -------------------------------------------------------

Total change                                                $ 15                  $ 47                    $ 54
===================================================================================================================

ELECTRIC DELIVERIES: Total electric deliveries for the three months, nine months and twelve months ended September 30, 1999, increased in all customer classes due primarily to sales growth. Electric deliveries were 10.9 billion kWh for the three months ended September 30, 1999, an increase of 1.7 percent. Electric deliveries were 31.3 billion kWh for the nine months ended September 30, 1999, an increase of 3.8 percent. Electric deliveries were 41.2 billion kWh for the twelve months ended September 30, 1999, an increase of 2.5 percent.

POWER COSTS:

                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
--------------------------------------------------------------------------------------------------------------------

Three months ended                                                $ 335                 $ 315                  $ 20
Nine months ended                                                   906                   899                     7
Twelve months ended                                               1,182                 1,190                    (8)
====================================================================================================================

Power costs increased for the three and nine month periods ended September 30, 1999 compared to the same 1998 period as a result of higher sales. Power costs decreased for the twelve month period ended September 30, 1999 compared to the same 1998 period due to lower purchased power costs which more than offset the increased power cost as a result of higher sales.

UNCERTAINTIES: Several trends or uncertainties may affect CMS Energy's financial condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Partnership; 4) electric industry restructuring; 5) implementation of a frozen PSCR and initiatives to be undertaken to reduce exposure to high energy prices; 6) nuclear decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see
Note 2, Uncertainties, incorporated by reference herein.

                                     CMS-3

CONSUMERS GAS GROUP RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                           Three Months           Nine Months        Twelve Months
                                                         Ended Sept. 30         Ended Sept.30        Ended Sept. 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-------------------------------------------------------------------------------------------------------------------

Gas deliveries                                                    $   1                  $ 21                   $ 8
Gas commodity and related revenue                                   (11)                    -                    10
Gas wholesale and retail services activities                          -                     2                     3
Operation and maintenance                                            (4)                   (8)                   (1)
General taxes, depreciation and other                                 2                    (9)                  (22)
                                                                  --------------------------------------------------
Total increase (decrease) in pretax operating income              $ (12)                  $ 6                  $ (2)
====================================================================================================================

GAS DELIVERIES: System deliveries for the three month period ended September 30, 1999, including miscellaneous transportation, were 43.6 bcf compared to 42 bcf for the same 1998 period. This increase of 3.8 percent was primarily due to weather during the period. System deliveries for the nine months period ended September 30, 1999, including miscellaneous transportation, were 272.3 bcf compared to 249.8 bcf for the same 1998 period. This increase of 9.0 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended September 30, 1999, including miscellaneous transportation, were 382.3 bcf compared to 376.7 bcf for the same 1998 period. This increase of 1.5 percent was again primarily the result of colder temperatures during the 1999 heating season.

COST OF GAS SOLD:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------

Three months ended                                                 $ 44                  $ 39                   $ 5
Nine months ended                                                   428                   377                    51
Twelve months ended                                                 614                   600                    14
===================================================================================================================

The cost increases for the three month period ended September 30, 1999 resulted from higher gas cost during this period. The cost increases for the nine month period and the twelve month period ended September 30, 1999 was the result of increased sales due to colder overall temperatures during the winter heating season partially offset by lower gas prices.

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

                                     CMS-4

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 1999 decreased $6 million (11 percent) from the comparable period in 1998. This decrease primarily reflects the 1998 gains on the sales of a biomass power purchase agreement and two biomass plants, partially offset by increased operating income from international and domestic plant earnings and fees. Pretax operating income for the nine months ended September 30, 1999 decreased $3 million (2 percent) from the comparable period in 1998. This decrease primarily reflects 1998 gains on the sale of two power purchase agreements and two biomass plants, the scheduled reduction of the industry expertise service fee income earned in connection with the purchase of Loy Yang, and the settlement of a lawsuit, partially offset by increased operating income from international and domestic plant earnings and fees, a gain on the sale of two hydro plants in 1999, and increased earnings from the MCV Partnership. Pretax operating income for the twelve months ended September 30, 1999 decreased $11 million (7 percent) from the comparable period in 1998, primarily reflecting the 1998 gains on the sale of plant assets and power purchase agreements, higher operating expenses, the settlement of a lawsuit and the scheduled reduction of the industry expertise service fee income earned in connection with the purchase of Loy Yang, partially offset by increased international and domestic earnings.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 1999 increased $3 million (150 percent) from the comparable period in 1998 as a result of higher realized commodity prices and lower exploration expenses, partially offset by lower oil and gas production and higher operating expenses. Pretax operating income for the nine months ended September 30, 1999 increased $1 million (8 percent) from the comparable period in 1998 due to higher oil prices and lower exploration expenses, partially offset by lower natural gas production, lower gas and natural gas liquid prices, and increased operating expenses. Pretax operating income for the twelve months ended September 30, 1999 decreased $15 million (68 percent) from the comparable period in 1998 as a result of lower oil and gas prices, a gain in the prior period from the sale of CMS Oil and Gas' entire interest in oil and gas properties in Yemen and higher operating expenses, partially offset by an increase in oil production.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 1999 increased $45 million (750 percent) from the comparable period in 1998. The increase reflects earnings from Panhandle, which was acquired in March 1999, and from other recently acquired international and domestic operations. Pretax operating income for the nine months ended September 30, 1999 increased $74 million (264 percent) from the comparable period in 1998 primarily due to earnings from Panhandle and an Australian pipeline acquired in December 1998, partially offset by gains in the prior period on the sale of Petal Gas Storage Company and Australian gas reserves, and increased net operating expenses primarily relating to the Panhandle acquisition. Pretax operating income for the twelve months ended September 30, 1999 increased $74 million (224 percent) from the comparable period in 1998. The increase primarily reflects earnings from Panhandle and an Australian pipeline acquired in December 1998, partially offset by a gain in the prior period on the sale of Petal Gas Storage Company and Australian gas reserves.

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

                                     CMS-5

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 1999 decreased $2 million from the comparable period in 1998. The decrease results from increased gas price volatility and higher third quarter 1998 wholesale power sales, partially offset by additional gas sales. Pretax operating income for the nine months ended September 30, 1999 decreased $1 million from the comparable period in 1998. The decrease results from higher gas price volatility, partially offset by higher gas sales. Pretax operating income for the twelve months ended September 30, 1999 increased $7 million from the comparable period in 1998. The increase is a result of favorable gas margins and additional gas sales. Gas managed and marketed for end users totaled 284 bcf and 223 bcf for the nine months ended September 30, 1999 and 1998, respectively.

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

COMMODITY PRICE RISK: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have had a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 1999. The analysis assumes that the maximum exposure associated with purchased options is limited to premiums paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $6.3 billion at September 30, 1999 with a fair value of $6.1 billion. The fair value of CMS Energy's interest rate swaps at September 30, 1999, with a notional amount of $3.1 billion, was $2 million, representing the amount CMS Energy would receive upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 1999.

                                     CMS-6

CURRENCY EXCHANGE RISK: Management uses forward exchange and option contracts to hedge certain net investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of September 30, 1999, but would result in a net cash settlement of approximately $47 million. The estimated fair value of the foreign exchange and option contracts at September 30, 1999 was $24 million, representing the amount CMS Energy would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 1999.

For a discussion of accounting policies related to derivative transactions, see
Note 5.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and distributions from subsidiaries. During the nine months ended September 30, 1999, Consumers paid $207 million in common dividends and Enterprises paid $55 million in common dividends to CMS Energy. In September 1999, Consumers declared a
$55 million dividend payable in November 1999 to CMS Energy. In June 1999, CMS Energy contributed $150 million of paid-in capital to Consumers. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $440 million and $386 million for the first nine months of 1999 and 1998, respectively. The $54 million increase resulted from increased cash earnings, partially offset by an increase in undistributed equity earnings of unconsolidated subsidiaries. CMS Energy uses cash derived from operating activities primarily to expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $2.7 billion and $690 million for the first nine months of 1999 and 1998, respectively. The increase of $2.0 billion primarily reflects the acquisition of Panhandle in March 1999. CMS Energy's expenditures during the first nine months of 1999 for its utility and international businesses were $304 million and $2.4 billion, respectively, compared to $290 million and $424 million, respectively, during the comparable period in 1998.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $2.4 billion and $336 million for the first nine months of 1999 and 1998, respectively. The increase of $2.1 billion in net cash provided by financing activities resulted from an increase of $1.716 billion in the issuance of new securities (see table below) and a decrease in the retirement of bonds and other long-term debt ($574 million), partially offset by an increase in the retirement of existing securities ($194 million).

                                     CMS-7

                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
---------------------------------------------------------------------------------------------------------------------------------
CMS ENERGY

GTNs Series E                        (1)          (1)          7.2%(1)       $  181    General corporate purposes

Senior Notes                    January         2009           7.5%          $  480    Repay debt and general
                                                                                       corporate purposes

Senior Notes                   February         2004          6.75%          $  300    Repay debt and general
                                                                                       corporate purposes

Trust Preferred Securities         June         2001            (2)          $  250    To refinance acquisition
                                                                                       of Panhandle

Senior Notes                       June         2011           8.0%(4)       $  250    To refinance acquisition of
                                                                                       Panhandle

Senior Notes                       June         2013         8.375%(5)       $  150    To refinance acquisition of
                                                                                       Panhandle

Adjustable Convertible Trust
  Preferred Securities             July         2004          8.75%          $  300    Repay debt and general
                                                                                       corporate purposes
                                                                            ----------
                Subtotal                                                     $1,911

PANHANDLE

Senior Notes (3)                  March         2004         6.125%          $  300    To fund acquisition of
                                                                                       Panhandle

Senior Notes (3)                  March         2009           6.5%          $  200    To fund acquisition of
                                                                                       Panhandle

Senior Notes (3)                  March         2029           7.0%          $  300    To fund acquisition of
                                                                                       Panhandle
                                                   `                        ----------
                Subtotal                                                    $   800

                                                                            ----------
Total                                                                        $2,711
=================================================================================================================================

(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.
(2) The Trust Preferred Securities pay quarterly distributions at a floating rate of LIBOR plus 1.75 percent. For detailed information, see Note 3, incorporated by reference herein.

                                     CMS-8

(3) These notes were privately placed by CMS Panhandle Holding on March 29, 1999, with an irrevocable and unconditional guarantee by Panhandle. On June 15, 1999, CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In September 1999, Panhandle exchanged the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.
(4)  The interest rate may be reset in July 2001. For detailed information, see
     Note 3, incorporated by reference herein.
(5)  The interest rate may be reset in July 2003. For detailed information, see
     Note 3, incorporated by reference herein.

During the nine months ended September 30, 1999, CMS Energy declared and paid $153 million in cash dividends to holders of CMS Energy Common Stock and $9 million in cash dividends to holders of Class G Common Stock. In September 1999, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in November 1999.

OTHER INVESTING AND FINANCING MATTERS: At September 30, 1999, the book value per share of CMS Energy Common Stock and Class G Common Stock was $20.49 and $12.28, respectively.

At September 30, 1999, CMS Energy had an aggregate $1.7 billion in securities registered for future issuance, which may include the issuance of CMS Energy Common Stock during the next twelve months.

CMS Energy has Senior Credit Facilities, unsecured lines of credit and letters of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 1999, the total amount available under the Senior Credit Facilities was $8 million, and under the unsecured lines of credit and letters of credit was $163 million. For detailed information, see Note 3, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, incorporated by reference herein.

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

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in

                                     CMS-9
a tax-free exchange for United States federal income tax purposes. For detailed information, see Note 7, incorporated by reference herein.

On November 10, 1999, CMS Energy privately placed 125,000 shares of its Mandatorily Convertible Preferred Stock with CMS Share Trust, a Delaware statutory business trust established by CMS Energy, in connection with a $125 million secured debt issuance by an unconsolidated subsidiary. The Mandatorily Convertible Preferred Stock has a liquidation preference of $1,000 per share and does not pay dividends while held by the CMS Share Trust. Under certain circumstances involving the unconsolidated subsidiary's and CMS Energy's inability to pay principal and/or interest on the subsidiary's debt, the Mandatorily Convertible Preferred Stock may be remarketed to third parties with the proceeds applied to payment of the subsidiary's debt. At the time of remarketing, if any, a market-based dividend rate and the terms of the conversion into CMS Energy Common Stock would be established.

On October 18, 1999, CMS Energy announced that because of the low market price of CMS Energy Common Stock at that time, it identified an alternative way to improve its balance sheet through the sale of non-strategic assets. CMS Energy has identified for possible sale $1 billion of assets which are expected to contribute little or no earnings benefit in the short to medium term. CMS Energy plans to sell $500 to $700 million of such assets by the end of the first quarter of 2000. While there are no assurances that agreements to sell such assets, or to sell that amount of assets, will be achieved, the cash raised in this manner is expected to make further issuance of equity securities unnecessary in the near future.

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

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1999              2000               2001
-------------------------------------------------------------------------------------------------------------------

Consumers electric operations (a)                                      $   400           $   435            $   520
Consumers gas operations (a)                                               125               130                130
Independent power production                                               520               591                293
Oil and gas exploration and production                                     155               160                210
Natural gas transmission and storage                                     2,525(b)            247                200
International energy distribution                                          115               150                150
Marketing, services and trading                                             45                12                 12
Other                                                                       10                 -                  -
                                                                       --------------------------------------------

                                                                        $3,895            $1,725             $1,515
===================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) This amount includes approximately $2.2 billion for the acquisition of Panhandle.

CMS Energy currently plans investments from 1999 to 2001: i) in oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; ii) in

                                     CMS-10
acquisitions and development of electric generating plants in the United States, Latin America, North Africa, the Middle East, and select areas of Asia, including India; iii) to continue development of nonutility natural gas storage, gathering and pipeline operations of CMS Gas Transmission in North and South America, Australia and Africa; iv) to acquire, develop and expand international energy distribution businesses; and v) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.


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

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of 2.6 percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact of restructuring or changed regulation on the industry. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales by Consumers in future periods.

RESTRUCTURING: Competition affects Consumers' retail electric business. To meet its challenges, Consumers has multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC approved these contracts as part of its phased introduction to competition. Some of these contracts have termination and restructuring options available to customers depending on business and regulatory circumstances that may occur in the future.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000. Detroit Edison, however, had previously proposed that the parties terminate the pool agreement immediately. If the pool agreement is terminated, Consumers could, among other alternatives, join a regional transmission organization. FERC has indicated this preference for structuring the operations of the electric transmission grid.

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate

                                     CMS-11

Structure and Basis of Presentation, "Utility Regulation" and Note 2, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. The MPSC staff investigated the complaint and concluded in an April 1998 report that no formal rate proceeding was warranted at that time. The MPSC has now scheduled this matter for further proceedings that should lead to more definitive MPSC resolution in the first quarter of 2000, absent prior agreement among the parties. In those proceedings, ABATE and intervenors bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. In its testimony filed in this case, ABATE claimed that Consumers' received approximately $189 million in excess revenues for 1998. In its testimony MPSC staff stated that 1998 financial results show excess revenues of $118 million when actual results were compared to the previously authorized electric return on equity, but recognized that no definitive conclusion could be reached from such a simplistic computation about the proper level of future retail electric rates. The MPSC staff presentation anticipated Consumers would file testimony and exhibits using traditional ratemaking adjustments and normalizations which would negate ABATE's claim of excessive earnings. Consumers has filed such testimony showing that after such normalizations, there is a revenue deficiency of approximately $3 million. The MPSC staff offered several alternatives for the MPSC to consider. They involved several different refunds or reductions which the MPSC could consider separately or in combination, but which, if made would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. CMS Energy is unable to predict the outcome of this matter.


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

PANHANDLE OUTLOOK

The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by

                                     CMS-12

Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS
71. The discontinuance is not expected to materially affect CMS Energy's financial position, liquidity, or results of operations.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties - Panhandle Regulatory Matters, incorporated by reference herein.


OTHER MATTERS

NEW ACCOUNTING RULES

Effective January 1, 1999, CMS Energy adopted EITF Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 has had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of September 30, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001. CMS Energy is currently studying SFAS 133 and has not yet quantified the effects of adoption on its financial statements and has not determined the timing of or method of adoption.

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

                                     CMS-13

On March 29, 1999, CMS Energy acquired Panhandle. As part of CMS Energy's acquisition due diligence, CMS Energy evaluated Panhandle's year 2000 compliance program, which had been initiated in 1996. Management believes Panhandle is devoting the necessary resources to achieve year 2000 readiness in a timely manner. The status of Panhandle's Year 2000 Program by phase as of September 30, 1999, with target dates for completion and current percentage complete, are included within the data presented for natural gas transmission.

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

The status of CMS Energy's Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of September 30, 1999, is as follows:

                                                                                               Monitoring/
                                             Impact                           Compliance       Contingency
                                            Analysis        Remediation        Review           Planning
----------------------------------------------------------------------------------------------------------
                                          (a)     (b)        (a)    (b)       (a)    (b)        (a)    (b)

Electric utility                           3/98  100%        6/99  100%       6/99  100%        6/99  100%
Gas utility                                3/98  100%        6/99  100%       6/99  100%        6/99  100%
Independent power production              10/99   99%       10/99   97%      10/99   99%        9/99  100%
Oil and gas                                9/99  100%       10/99   94%      10/99   96%        9/99  100%
Natural gas transmission                   6/99  100%       10/99   99%      10/99   99%        9/99  100%
Marketing, services and trading            6/99  100%       10/99   99%      10/99   98%       10/99   90%
Essential goods and services               7/99  100%               N/A              N/A              (c)
==========================================================================================================

(a) Target date for completion.
(b) Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each segment presented.

COST OF REMEDIATION: CMS Energy expenses the cost of software modifications as incurred, and capitalizes and amortizes the cost of new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is approximately $30 million. Costs incurred through September 30, 1999 were approximately $26 million. CMS Energy's annual Year 2000 Program costs have represented approximately 2 percent to 10 percent of CMS Energy's annual IT budget through 1998 and are expected to represent approximately 25 percent of CMS Energy's annual IT budget in 1999. Year 2000 compliance work is being funded primarily from operations. To date, the commitment of CMS Energy resources to the year 2000 issue has not deferred any material IT projects which could have a material adverse affect on CMS Energy's financial position, liquidity or results of operations.

                                     CMS-14

RISK ASSESSMENT: CMS Energy considers the most reasonably likely worst-case scenarios to be: i) a lack of communications to dispatch crews to electric or gas emergencies; ii) a lack of communications to generating units to balance electrical load; iii) power shortages due to the lack of stability of the electric grid; and iv) a failure of fuel suppliers to deliver fuel to generating facilities. These scenarios could result in CMS Energy not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits, as well as legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans are substantially in place and will be executed, if necessary, to further mitigate the risks associated with these scenarios.

CONTINGENCY PLANS: Contingency planning efforts are currently underway for all business systems and providers of essential goods and services. Extensive contingency plans are already in place in many locations and are currently being revised for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers already has arrangements with multiple vendors of similar goods and services in anticipation that if one cannot meet its commitments, others may be able to. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing and have been revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with third parties to minimize risk to electric generation, transmission and distribution systems.

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

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the U.S. dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 1999 through September 30, 1999, the change in the foreign currency translation adjustment totaled $1 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $1.7 billion at September 30, 1999, which includes $330 million, $350 million and $880 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at September 30, 1999 was $24 million, representing the amount CMS Energy would pay upon settlement.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," as well as variations of such words and similar expressions, are intended to identify forward-looking statements that

                                     CMS-15
involve risk and uncertainty. CMS Energy bases these statements upon various assumptions involving judgements with respect to the future including, among others, the ability to achieve operating synergies and revenue enhancements; international, national, regional and local economic, political, competitive and regulatory conditions and developments; capital and financial market conditions, including currency exchange controls and interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental and tax laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption, expropriation or interruption of facilities or operations due to accidents or political events; nuclear power performance and regulation; technological developments in energy production, delivery, and usage; the effect of changes in accounting policies; year 2000 readiness; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of CMS Energy. Accordingly, while CMS Energy believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain risk factors are detailed from time to time in various public filings made by CMS Energy with the SEC.


                                     CMS-16

                      (This page intentionally left blank)

                                     CMS-17

                                  CMS ENERGY CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)


                                                           THREE MONTHS ENDED        NINE MONTHS ENDED         TWELVE MONTHS ENDED
September 30                                               1999         1998         1999        1998          1999           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                       $  753       $  729      $ 2,052       $ 1,990       $ 2,667       $ 2,617
  Gas utility                                               112          117          792           716         1,128         1,092
  Natural gas transmission, storage and processing          233           20          546            69           637            94
  Independent power production                              103           95          261           214           324           266
  Oil and gas exploration and production                     25           15           69            46            86            72
  Marketing, services and trading                           216          305          520           748           711         1,074
  Other                                                      46            5          139             9           176            11
                                                        ----------------------------------------------------------------------------
                                                          1,488        1,286        4,379         3,792         5,729         5,226
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                            116          109          315           273           401           359
    Purchased power - related parties                       140          143          418           433           559           585
    Purchased and interchange power                         151          248          357           492           449           569
    Cost of gas sold                                        306          154        1,078           799         1,491         1,325
    Other                                                   250          200          707           558           912           744
                                                        ----------------------------------------------------------------------------
                                                            963          854        2,875         2,555         3,812         3,582
  Maintenance                                                53           49          141           128           189           180
  Depreciation, depletion and amortization                  141          112          429           347           566           472
  General taxes                                              60           49          186           155           246           209
                                                        ----------------------------------------------------------------------------
                                                          1,217        1,064        3,631         3,185         4,813         4,443
------------------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                          168          153          425           378           522           468
  Gas utility                                                (7)           6           87            81           132           134
  Independent power production                               51           57          120           123           141           152
  Natural gas transmission, storage and processing           51            6          102            28           107            33
  Oil and gas exploration and production                      5            2           13            12             7            22
  Marketing, services and trading                             -            2            1             2             3            (4)
  Other                                                       3           (4)           -           (17)            4           (22)
                                                        ----------------------------------------------------------------------------
                                                            271          222          748           607           916           783
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                            1            1            3             5             5             7
  Accretion expense                                          (4)          (4)         (11)          (12)          (15)          (16)
  Loss on MCV power purchases                                 -            -            -           (37)            -           (37)
  Other, net                                                 (1)          (3)          17             2            15            (6)
                                                        ----------------------------------------------------------------------------
                                                             (4)          (6)           9           (42)            5           (52)
------------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                135           79          365           234           449           309
  Other interest                                             17            8           37            33            52            48
  Capitalized interest                                      (11)          (6)         (34)          (17)          (46)          (21)
  Preferred dividends                                         -            5            6            14            10            19
  Preferred securities distributions                         18            8           35            24            43            31
                                                        ----------------------------------------------------------------------------
                                                            159           94          409           288           508           386
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  108          122          348           277           413           345

INCOME TAXES                                                 25           41           92            86           106            95
                                                        ----------------------------------------------------------------------------

CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                          83           81          256           191           307           250
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  PROPERTY TAXES, NET OF $23 TAX                              -            -            -            43             -            43
                                                        ----------------------------------------------------------------------------

CONSOLIDATED NET INCOME                                  $   83       $   81      $   256       $   234       $   307       $   293
====================================================================================================================================


                                     CMS-18


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED       TWELVE MONTHS ENDED
September 30                                                    1999         1998        1999         1998        1999        1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               In Millions, Except Per Share Amounts

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKS  CMS ENERGY     $   86      $   83      $   248      $  226      $   294     $   279
                                                 CLASS G        $   (3)     $   (2)     $     8      $    8      $    13     $    14
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                CMS ENERGY        109         102          109         101          108         101
                                                 CLASS G             9           8            9           8            9           8
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER AVERAGE COMMON         CMS ENERGY     $  .79      $  .81      $  2.29      $ 1.83      $  2.73     $  2.37
  SHARE BEFORE CHANGE IN ACCOUNTING PRINCIPLE    CLASS G        $ (.38)     $ (.16)     $   .90      $  .68      $  1.41     $  1.37
------------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX, PER AVERAGE             CMS ENERGY     $    -      $    -      $     -      $  .40      $     -     $   .40
  COMMON SHARE                                   CLASS G        $    -      $    -      $     -      $  .36      $     -     $   .36
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER AVERAGE                CMS ENERGY     $  .79      $  .81      $  2.29      $ 2.23      $  2.73     $  2.77
  COMMON SHARE                                   CLASS G        $ (.38)     $ (.16)     $   .90      $ 1.04      $  1.41     $  1.73
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER AVERAGE              CMS ENERGY     $  .78      $  .80      $  2.25      $ 2.19      $  2.70     $  2.73
  COMMON SHARE                                   CLASS G        $ (.38)     $ (.16)     $   .90      $ 1.04      $  1.41     $  1.73
------------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE              CMS ENERGY     $ .365      $  .33      $ 1.025      $  .93      $ 1.355     $  1.23
                                                 CLASS G        $  .34      $ .325      $   .99      $ .945      $ 1.315     $ 1.255
====================================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-19

                             CMS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED            TWELVE MONTHS ENDED
SEPTEMBER 30                                                                      1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                      $   256        $  234        $   307       $   293
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $38, $38, $50 and $51, respectively)                  429           347            566           472
        Loss on MCV power purchases                                                  -            37              -            37
        Capital lease and debt discount amortization                                36            29             58            37
        Accretion expense                                                           11            12             15            16
        Accretion income - abandoned Midland project                                (3)           (5)            (4)           (7)
        Cumulative effect of accounting change                                       -           (66)             -           (66)
        MCV power purchases                                                        (45)          (48)           (61)          (63)
        Undistributed earnings of related parties                                  (70)          (36)          (129)          (54)
        Deferred income taxes and investment tax credit                             16            61              9            74
        Other                                                                        3            (8)            17            (7)
        Changes in other assets and liabilities                                   (193)         (171)          (208)          (56)
                                                                               ---------------------------------------------------

          Net cash provided by operating activities                                440           386            570           676
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Aquisition of companies net of cash acquired                                  (1,899)            -         (1,899)            -
  Capital expenditures (excludes assets placed under capital lease)               (479)         (448)        (1,326)         (617)
  Investments in partnerships and unconsolidated subsidiaries                     (291)         (234)          (402)         (476)
  Cost to retire property, net                                                     (62)          (65)           (80)          (68)
  Other                                                                             11             1             42             2
  Proceeds from sale of property                                                     2            56              3            59
                                                                               ---------------------------------------------------

          Net cash used in investing activities                                 (2,718)         (690)        (3,662)       (1,100)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt                            2,415         1,273          2,845         1,725
  Issuance of common stock                                                          72            49            292           213
  Retirement of bonds and other long-term debt                                     (47)         (621)           (87)       (1,069)
  Borrowings (repayments) of lines of credit, net                                 (185)         (157)            43          (219)
  Increase (decrease) in notes payable, net                                        (11)          (80)            16           (92)
  Payment of common stock dividends                                               (162)         (102)          (200)         (134)
  Payment of capital lease obligations                                             (28)          (26)           (38)          (35)
  Retirement of preferred stock                                                   (194)            -           (194)            -
  Retirement of common stock                                                         -             -             (3)            -
  Proceeds from trust preferred securities                                         551             -            551             -
                                                                               ---------------------------------------------------

          Net cash provided by financing activities                              2,411           336          3,225           389
----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                     133            32            133           (35)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                           101            69            101           136
                                                                               ---------------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                             $   234        $  101        $   234       $   101
==================================================================================================================================

                                     CMS-20


OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:

CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                   $   311        $  229        $  395        $   321
  Income taxes paid (net of refunds)                                                54            51            54             61
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                      $     2        $   21        $   27        $    21
  Other assets placed under capital leases                                          11            11            14             12
  Common stock issued to acquire companies                                           -             -            61              -
  Assumption of debt                                                               305             -           393              -
==================================================================================================================================
All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-21

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                         SEPTEMBER 30                         SEPTEMBER 30
                                                                                       1999       DECEMBER 31               1998
                                                                                 (UNAUDITED)             1998         (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                $  6,920            $ 6,720            $ 6,641
  Gas utility                                                                        2,427              2,360              2,328
  Natural gas transmission, storage and processing                                   1,912                341                170
  Oil and gas properties (successful efforts method)                                   725                670                637
  Independent power production                                                         593                518                271
  Other                                                                                422                373                 49
                                                                                  -----------------------------------------------
                                                                                    12,999             10,982             10,096
  Less accumulated depreciation, depletion and amortization                          6,018              5,213              5,052
                                                                                  -----------------------------------------------
                                                                                     6,981              5,769              5,044
  Construction work-in-progress                                                        413                271                226
                                                                                  -----------------------------------------------
                                                                                     7,394              6,040              5,270
---------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                       1,019                888                868
  Natural gas transmission, storage and processing                                     564                494                341
  International energy distribution                                                    133                209                272
  Midland Cogeneration Venture Limited Partnership                                     240                209                199
  First Midland Limited Partnership                                                    238                240                237
  Other                                                                                 34                 33                 35
                                                                                  -----------------------------------------------
                                                                                     2,228              2,073              1,952
---------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market               234                101                101
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $12, $13 and $8, respectively                                      1,023                720                457
  Inventories at average cost
    Gas in underground storage                                                         288                219                276
    Materials and supplies                                                             144                 99                 91
    Generating plant fuel stock                                                         37                 43                 29
  Deferred income taxes                                                                 13                  -                 14
  Prepayments and other                                                                222                225                170
                                                                                  -----------------------------------------------
                                                                                     1,961              1,407              1,138
---------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Nuclear decommissioning trust funds                                                  572                557                510
  Unamortized nuclear costs                                                            506                  -                  -
  Postretirement benefits                                                              351                373                381
  Abandoned Midland Project                                                             53                 71                 77
  Other                                                                              1,529                789                602
                                                                                  -----------------------------------------------
                                                                                     3,011              1,790              1,570
                                                                                  -----------------------------------------------

TOTAL ASSETS                                                                      $ 14,594           $ 11,310            $ 9,930
=================================================================================================================================



                                     CMS-22


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                     SEPTEMBER 30                           SEPTEMBER 30
                                                                                     1999        DECEMBER 31                1998
                                                                               (UNAUDITED)              1998          (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     In Millions
CAPITALIZATION
  Common stockholders' equity                                                    $  2,353            $ 2,216             $ 1,922
  Preferred stock of subsidiary                                                        44                238                 238
  Company-obligated mandatorily redeemable Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                           100                100                 100
    Consumers Energy Company Financing II (a)                                         120                120                 120
  Company-obligated convertible Trust Preferred Securities of:
    CMS Energy Trust I (b)                                                            173                173                 173
    CMS Energy Trust II (b)                                                           301                  -                   -
  Company-obligated Trust Preferred Securities of CMS RHINOS Trust (c)                250                  -                   -
  Long-term debt                                                                    7,092              4,726               4,248
  Non-current portion of capital leases                                                89                105                  77
                                                                                 ------------------------------------------------
                                                                                   10,522              7,678               6,878
---------------------------------------------------------------------------------------------------------------------------------



CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                308                293                 171
  Notes payable                                                                       317                328                 302
  Accounts payable                                                                    466                501                 309
  Accrued taxes                                                                       215                272                 144
  Accrued interest                                                                    114                 65                  64
  Accounts payable - related parties                                                   58                 79                  90
  Power purchases                                                                      47                 47                  47
  Accrued refunds                                                                      19                 11                  12
  Other                                                                               447                211                 189
                                                                                 ------------------------------------------------
                                                                                    1,991              1,807               1,328
---------------------------------------------------------------------------------------------------------------------------------



NON-CURRENT LIABILITIES
  Deferred income taxes                                                               646                652                 654
  Postretirement benefits                                                             479                489                 499
  Deferred investment tax credit                                                      129                135                 144
  Regulatory liabilities for income taxes, net                                        121                 87                  83
  Power purchases                                                                      87                121                 134
  Other                                                                               619                341                 210
                                                                                 ------------------------------------------------
                                                                                    2,081              1,825               1,724
                                                                                 ------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                   $ 14,594           $ 11,310             $ 9,930
=================================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. For further discussion, see Note 3 to the Consolidated Financial Statements.
(b) The primary asset of CMS Energy Trust I is $178 million principal amount of
7.75 percent convertible subordinated debentures due 2027 from CMS Energy. The primary asset of CMS Energy Trust II is $310 million principal amount of 8.625 percent convertible junior subordinated debentures due July 2004 from CMS Energy. For further discussion, see Note 3 to the Consolidated Financial Statements.
(c) As described in Note 3, the primary asset of CMS RHINOS Trust is $258 million principal amount of LIBOR plus 1.75 percent subordinated debentures due September 2001 from CMS Energy.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-23

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED         TWELVE MONTHS ENDED
SEPTEMBER 30                                             1999           1998          1999         1998           1999        1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         In Millions
COMMON STOCK
  At beginning and end of period                       $     1        $     1       $     1        $     1      $     1     $     1
------------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                 2,643          2,297         2,594          2,267        2,316       2,103
  Redemption of affiliate's preferred stock                  -              -            (2)             -           (2)          -
  Common stock reacquired                                    -              -             -              -           (3)          -
  Common stock reissued                                      2              -             2              -            2           -
  Common stock issued:
    CMS Energy                                              20             18            67             45          346         206
    Class G                                                  1              1             5              4            7           7
                                                       -----------------------------------------------------------------------------
      At end of period                                   2,666          2,316         2,666          2,316        2,666       2,316
------------------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                    10             (6)           (9)            (6)         (16)         (4)
  Change in unrealized investment-gain (loss) (a)           (7)           (10)           12            (10)          19         (12)
                                                       -----------------------------------------------------------------------------
      At end of period                                       3            (16)            3            (16)           3         (16)
------------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                  (126)          (123)         (136)           (96)        (132)        (45)
  Change in foreign currency translation (a)               (11)            (9)           (1)           (36)          (5)        (87)
                                                       -----------------------------------------------------------------------------
      At end of period                                    (137)          (132)         (137)          (132)        (137)       (132)
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                  (138)          (292)         (234)          (379)        (247)       (406)
  Consolidated net income (a)                               83             81           256            234          307         293
  Common stock dividends declared:
    CMS Energy                                            (122)           (33)         (193)           (94)        (228)       (123)
    Class G                                                 (3)            (3)           (9)            (8)         (12)        (11)
                                                       -----------------------------------------------------------------------------
      At end of period                                    (180)          (247)         (180)          (247)        (180)       (247)
                                                       -----------------------------------------------------------------------------


TOTAL COMMON STOCKHOLDERS' EQUITY                      $ 2,353        $ 1,922       $ 2,353        $ 1,922      $ 2,353     $ 1,922
====================================================================================================================================

(A)  DISCLOSURE OF COMPREHENSIVE INCOME:
       Revaluation capital
         Unrealized investment-gain (loss), net of
           tax of $4, $5, $(6), $5, $(9) and $6,
           respectively                                $    (7)       $   (10)      $    12        $   (10)     $    19     $   (12)
       Foreign currency translation                        (11)            (9)           (1)           (36)          (5)        (87)
       Consolidated net income                              83             81           256            234          307         293
                                                       -----------------------------------------------------------------------------

       Total Consolidated Comprehensive Income         $    65        $    62       $   267        $   188      $   321     $   194
                                                       =============================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-24

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


1:   CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CMS Energy Corporation is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international energy-related businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. In March 1999, CMS Energy completed the acquisition of Panhandle, as discussed further below. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three, nine and twelve-month periods ended September 30, 1999, undistributed equity earnings were $24 million, $70 million and $129 million, respectively, compared to $2 million, $36 million and $54 million for the three, nine and twelve-month periods ended September 30, 1998.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. From January 1, 1999 through September 30, 1999, the change in the foreign currency translation adjustment totaled $1 million, net of after-tax hedging proceeds.

NEW ACCOUNTING RULES

In 1999, CMS Energy implemented SOP 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities. Application of these standards has not had a material effect on CMS Energy's financial position, liquidity, or results of operations. Effective January 1, 1999, CMS Energy adopted EITF Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from

                                     CMS-25
changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's consolidated financial position, results of operations and cash flows as of September 30, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001.

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

UTILITY REGULATION

Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers expected to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At September 30, 1999, Consumers had a net investment in energy supply facilities of $934 million included in electric plant and property.

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

                                     CMS-26

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


                                                      In Millions, except per share amounts
-------------------------------------------------------------------------------------------


                                Three Months          Nine Months              Year ended
                             Ended September 30,    Ended September 30,        December 31,
                             1999           1998    1999           1998           1998
-------------------------------------------------------------------------------------------

Operating revenue            $ 1,488     $ 1,376     $4,492      $4,096          $ 5,566
Consolidated net income           83          72        267         237              289
Basic earnings per share         .79         .72       2.38        2.26             2.70
Diluted earnings per share       .78         .71       2.35        2.22             2.67
-------------------------------------------------------------------------------------------


                                September 30,                                  December 31,
                             1999           1998                                   1998
-------------------------------------------------------------------------------------------
Total assets                 $14,594     $12,367                                 $13,784
-------------------------------------------------------------------------------------------




2:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects. In 1997 the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999 a United States Court of Appeals ruled that the grant of authority to the EPA to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result, the standards will not be implemented under the 1997 rule. The EPA has requested a rehearing of the court's decision.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, anticipated a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan had one year to submit an implementation plan. The State of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999 the United States Court of Appeals granted an indefinite stay of the submission date for the State of Michigan's implementation plan. Based upon the recent court rulings,

                                     CMS-27
it is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the State of Michigan for Consumers' fossil-fueled generating units ranges from $150 million to $290 million, in 1999 dollars. If Consumers had to meet the EPA's 1997 proposed requirements it is estimated that the cost to Consumers would be between $290 million and $500 million, in 1999 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2004, or between 1999 and 2003 if the EPA's limits are imposed.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards some time after 2004 if those standards become effective.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At September 30, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

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

                                     CMS-28

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. In October 1999, the Attorney General filed an application for leave to appeal this decision to the Michigan Supreme Court.

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

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: 1) recovery of estimated Transition Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access in 1998 (subsequently extended to September 1999); 3) suspension of the PSCR process as discussed below; and 4) the right of all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs would also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing electric retail customer open access in September 1999, and will extend open access to 750 MW of Consumers' retail market by 2001. On January 1, 2002, all of Consumers' electric customers will have the right to choose generation suppliers.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. Although

                                     CMS-29

Consumers filed an appeal of the restructuring orders which asked the court to rule that the MPSC could not mandate industry restructuring, Consumers has subsequently requested to have that appeal dismissed. Subsequent to the June 1999 Michigan Supreme Court decision, the MPSC requested comments from any interested party concerning the effect of the Supreme Court's decision on these matters. Following receipt of comments, the MPSC issued an order on August 17, 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. The August 17th order also requested that Consumers file a statement if it intended to continue with its electric customer choice program. On September 1, 1999 Consumers filed a statement reaffirming its decision to continue carrying out the customer choice program as previously approved by the MPSC. ABATE and the Attorney General have each appealed the August 17th order to the Court of Appeals. Both ABATE and the Attorney General subsequently filed applications with the Michigan Supreme Court asking that Court to bypass the Court of Appeals and immediately review the lawfulness of the August 17th order. It is uncertain how the issues raised by the MPSC's August 17th order will be resolved by the regulatory process, the appellate courts or by legislation codifying the retail wheeling and related Transition Cost recovery issues.

Several bills relative to electric restructuring have been introduced in the Michigan legislature for consideration in the 1999-2000 legislative session. Although Consumers has not specifically supported any of these bills, Consumers believes legislation is desirable to provide statutory support for the MPSC orders. Consumers is uncertain as to whether legislation will be enacted and what effect any enacted legislation will have on Consumers. Similar uncertainty exists with respect to the possibility that federal legislation restructuring the electric power industry will be enacted. A variety of bills changing existing federal regulation of the industry and potentially affecting state regulation have been introduced in Congress in recent years. None has been enacted.

Consumers believes progress is being made in discussions with its major commercial and industrial customers, which, if successful, would result in agreement on the need for, and substance of, electric restructuring legislation in Michigan and have the effect of resolving Consumers' rate proceedings pending before the MPSC. While there are no assurances that an agreement or legislation will result, Consumers is optimistic that a positive outcome of the discussions can be achieved. CMS Energy cannot predict the outcome of electric restructuring on it's financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this suspension, customers previously subject to the PSCR mechanism will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, when the PSCR process was employed, any change in power supply costs was passed through to customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers purchased daily call options, at a cost of approximately $19 million, to insure a reliable source of energy during the months of June through September 1999, and expects to use a similar strategy in the future. Consumers is planning to have sufficient generation and purchased capacity for approximately a 15 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing energy on the spot market could be substantial.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance Regional Transmission Organization. The proposed structure will provide for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of

                                     CMS-30
other companies. The proposal is structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. The member companies have requested the FERC to approve the proposed request by December 31, 1999. Consumers is uncertain of the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                                                   In Millions
----------------------------------------------------------------------------------------------
                             Three Months Ended     Nine Months Ended      Twelve Months Ended
September 30                    1999       1998      1999        1998            1999     1998
----------------------------------------------------------------------------------------------
Pretax operating income         $13        $13       $39         $36             $52       $46
Income taxes and other            4          4        12          11              16        14
----------------------------------------------------------------------------------------------

Net income                       $9         $9       $27         $25             $36       $32
==============================================================================================


Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers will recover these increases through an adjustment to the currently frozen PSCR factor that will be effective through 2001. Consumers expects to recover the remaining increases through the Transition Cost true-up process and through further adjustments to the PSCR factor. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order

                                     CMS-31
issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. In response to Consumers' and other parties' requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to revise its capacity solicitation process (which Consumers has filed but is awaiting an MPSC decision). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At September 30, 1999 and September 30, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $87 million and $118 million, respectively. At September 30, 1999, the undiscounted after-tax amount associated with this liability totaled $148 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $24 million as of September 30, 1999. Consumers believes that this shortfall will be resolved as part of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.

                                                                              In Millions
-----------------------------------------------------------------------------------------
                                                    1999    2000    2001     2002    2003
-----------------------------------------------------------------------------------------


Estimated cash underrecoveries, net of tax           $35     $21     $20      $19     $18
=========================================================================================

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

                                     CMS-32

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this same assessment process for all licensees in 1998. Until such time as the NRC completes its review of processes for assessing performance at nuclear power plants, the Plant Performance Review is being used to provide an assessment of licensee performance. Palisades received its annual performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 1999 Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

On October 15, 1999 a planned forty-day refueling and maintenance outage began at Palisades. Consumers will replace certain nuclear fuel assemblies and 2 low-pressure steam turbines during the outage.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades of $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity

                                     CMS-33
investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $4 million a year. Settlement discussions are underway which could further reduce the annual recovery. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million, assuming current surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. As of September 30, 1999, Consumers had an investment in nuclear decommissioning trust funds of $392 million for Palisades and $180 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For the first nine months of 1999, Consumers spent $37 million for the decommissioning and withdrew $29 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $112 million for the decommissioning and withdrew $103 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CONSUMERS GAS GROUP CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model the costs are estimated to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. Using the low end of the range, Consumers estimates its remaining expenditures at $63 million as of September 30, 1999 and has accrued a liability for the same amount and also established a corresponding regulatory asset. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

                                     CMS-34

CONSUMERS GAS GROUP MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, and allow up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of September 30, 1999, more than 181,000 customers chose alternative gas suppliers, representing approximately 42 bcf of gas load. The program allows Consumers to earn a margin on the gas commodity provided it can continue to purchase gas at prices below the $2.84/mcf cost allowed in its rate. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At September 30, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 3 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in the three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

PANHANDLE REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. Hearings were completed in October 1997 and initial decisions by a FERC ALJ were issued on certain matters in May 1998 and on the remainder of the rate proceedings in November 1998. Responses to the initial decisions were provided by Trunkline to FERC following the issuance of the initial decisions. In May 1999, FERC issued an order remanding certain matters back to the ALJ for further proceedings. On September 16, 1999, Trunkline filed with FERC a settlement agreement which would resolve certain issues in this proceeding and would require Trunkline to refund approximately $2 million. The ALJ has certified the settlement; it is currently pending review by FERC.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At September 30, 1999 and December 31, 1998, accounts receivable included $53 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $53 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that

                                     CMS-35
extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which had entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. On November 8, 1999, the FERC issued a letter order dismissing Trunkline's filing without prejudice to refiling the abandonment to reflect changed circumstances. Trunkline continues to evaluate alternatives regarding the 26-inch pipeline.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions require Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or portion of the LNG terminal is transferred to an unaffiliated entity. Therefore, the total refund due customers of approximately $17 million will be paid within 30 days of final FERC approval of the compliance filing. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation. In conjunction with the settlement, Panhandle Eastern Pipe Line Company and its customers entered into an agreement, whereby upon FERC approval of the compliance filing described above, Panhandle Eastern Pipe Line Company will file to flow through its portion of the settlement amounts to its customers. The May 19, 1999 compliance filing is pending FERC approval.

OTHER UNCERTAINTIES

CMS GENERATION ENVIRONMENTAL MATTERS: CMS Generation does not currently expect to incur significant capital costs at its power facilities to comply with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $3.895 billion for 1999, which includes approximately $2.2 billion for the acquisition of Panhandle, $1.725 billion for 2000, and $1.515 billion for 2001. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

OTHER: As of September 30, 1999, CMS Energy and Enterprises have guaranteed up to $447 million in contingent obligations of unconsolidated affiliates and related parties.

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

                                     CMS-36

3:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $379 million. At September 30, 1999, the total amount utilized under the Senior Credit Facilities was $592 million, including $41 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $216 million.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

CMS Energy had utilized $600 million of a bridge loan facility to partially fund the acquisition of Panhandle. As of September 30, 1999, this entire bridge loan facility had been repaid.

At September 30, 1999, CMS Energy had $114 million of Series A GTNs, $112 million of Series B GTNs, $150 million of Series C GTNs, $199 million of Series D GTNs, and $215 million of Series E GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.0 percent, 7.7 percent, 7.0 percent, and 7.2 percent, respectively.

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

                                     CMS-37

CONSUMERS: At September 30, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $275 million and $390 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $135 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 1999, a total of $317 million was outstanding at a weighted average interest rate of 6.1 percent, compared with $302 million outstanding at September 30, 1998, at a weighted average interest rate of 6.3 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million. In September 1999, Consumers entered into two variable-to-fixed interest rate swaps totaling $740 million.

Consumers also has in place a $325 million trade receivables sale program. At September 30, 1999 and 1998, receivables sold under the program totaled $314 million and $307 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

Subsequent to quarter end, 7 million shares of 9.25 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing III, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled approximately $170 million. Consumers formed the trust for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Securities.

Under the provisions of its Articles of Incorporation, Consumers had $318 million of unrestricted retained earnings available to pay common dividends at September 30, 1999. In May 1999, Consumers declared and paid a $76 million common dividend. In July 1999, Consumers declared a $35 million common dividend which was paid in August 1999. In September 1999, Consumers declared a $55 million common dividend payable in November 1999.

PANHANDLE: In March 1999, CMS Energy, through its subsidiary CMS Panhandle Holding, received net proceeds of approximately $789 million from the sale of $800 million of senior notes issued by CMS Panhandle Holding. Proceeds from this offering were used to initially fund the acquisition of Panhandle. On June 15, 1999 CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In September 1999, Panhandle exchanged the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

                                     CMS-38

CMS OIL AND GAS: In May 1999, CMS Oil and Gas executed a $225 million credit facility. Borrowings under the credit facility are revolving credit loans for three years, ending in May 2002. The credit facility provides various options to CMS Oil and Gas relative to interest rates and also requires a facility fee.


4:   EARNINGS PER SHARE AND DIVIDENDS

Earnings per share attributable to Common Stock for the three, nine and twelve months ended September 30, 1999 reflect the performance of the Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended September 30, 1999 and 1998 are based on 26.06 percent and 25.38 percent, respectively, of the income of Consumers Gas Group.

In October 1999, all of the issued and outstanding shares of Class G Common Stock were exchanged for shares of CMS Energy Common Stock (see Note 7).

                                     CMS-39

COMPUTATION OF EARNINGS PER SHARE:


                                                             In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------------
                                                    Three Months         Nine Months        Twelve Months
                                                       Ended                Ended               Ended
                                                    September 30         September 30        September 30
                                                    1999    1998         1999    1998        1999    1998
---------------------------------------------------------------------------------------------------------
                                                                                 (a)               (a)
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income
                                                    $   83    $  81      $256    $ 234       $307    $293
                                                    =====================================================
Net Income Attributable to Common Stocks:
 CMS Energy - Basic EPS                             $   86    $  83      $248    $ 226       $294    $279
 Add conversion of 7.75% Trust
     Preferred Securities (net of tax)                   2        2         6        6          9       9
                                                    -----------------------------------------------------
 CMS Energy - Diluted EPS                           $   88    $  85      $254    $ 232       $303    $288
                                                    =====================================================
 Class G:
   Basic and Diluted EPS                            $   (3)   $  (2)     $  8    $   8       $ 13    $ 14
                                                    =====================================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
     Average Shares - Basic                            109      102       109      101        108     101
     Add conversion of 7.75% Trust
         Preferred Securities                            4        4         4        4          4       4

     Options-Treasury Shares                             1        1         1        1          1       1
                                                    -----------------------------------------------------

     Average Shares - Diluted                          114      107       114      106        113     106
                                                    =====================================================
  Class G:
    Average Shares
      Basic and Diluted                                  9        8         9        8          9       8
                                                    =====================================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                         $  .79   $  .81     $2.29    $2.23      $2.73   $2.77
      Diluted                                       $  .78   $  .80     $2.25    $2.19      $2.70   $2.73
  Class G:
      Basic and Diluted                             $ (.38)  $ (.16)    $ .90    $1.04      $1.41   $1.73
=========================================================================================================


(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributable to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

In February and May 1999, CMS Energy paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In August 1999, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock and $.34 per share on Class G Common Stock. In September

                                     CMS-40

1999, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in November 1999. As a result of the exchange of Class G Common Stock for CMS Energy Common Stock, no Class G Common Stock dividend was declared in September. Class G Common Stock shareholders prior to the exchange will receive the CMS Energy Common Stock dividend that is payable in November 1999.


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

COMMODITY PRICE HEDGES: CMS Energy engages in both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Effective January 1, 1999, CMS Energy adopted mark-to-market accounting for energy trading contracts in accordance with EITF 98-10. Mark-to-market accounting requires gains and losses resulting from changes in market prices on contracts entered into for trading purposes to be reflected in earnings currently. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 had an immaterial effect on CMS Energy's financial position, results of operations and cash flows as of September 30, 1999.

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

                                     CMS-41

The contract with the seller provides a calculation of exposure for the purpose of requiring an exposed party to post a standby letter of credit. Under this calculation, if a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At September 30, 1999, the fair value of this contract reflected payment due to CMS Oil and Gas of $3 million. As of September 30, 1999, the fair value of this contract is $17 million.

A subsidiary of CMS Gas Transmission uses natural gas futures contracts and CMS Marketing, Services and Trading Company uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $3.1 billion at September 30, 1999. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $1.7 billion at September 30, 1999, which includes $330 million, $350 million and $880 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at September 30, 1999 was $24 million, representing the amount CMS Energy would pay upon settlement.


6:   REPORTABLE SEGMENTS

CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission, storage and processing; and energy marketing, services and trading.

The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the State of Michigan. The gas utility segment consists of regulated activities associated with the production, transportation, storage and distribution of natural gas in the State of Michigan. The other reportable segments consist of the development and management of electric, gas and other energy-related projects in the United States and internationally, including energy trading and marketing. CMS Energy's reportable segments are strategic business units organized and managed by

                                     CMS-42
the nature of the products and services each provides. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. CMS Energy's management evaluates performance based on pretax operating income. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

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

Reportable Segments

                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
                                                             September 30,               December 31,
                                                                  1999                           1998
-----------------------------------------------------------------------------------------------------

Identifiable Assets
  Electric utility (a)                                          $ 4,540                       $ 4,640
  Gas utility (a)                                                 1,760                         1,726
  Independent power production                                    2,688                         2,252
  Oil and gas exploration and production                            590                           547
  Natural gas transmission, storage and processing                3,512                           971
  Marketing, services and trading                                   227                           152
  Other                                                           1,277                         1,022
                                    -----------------------------------------------------------------
                                                                $14,594                       $11,310
=====================================================================================================


(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

                                     CMS-43

7:   EXCHANGE OF CLASS G COMMON STOCK

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes. The exchange ratio of .7041 share of CMS Energy Common Stock for each share of Class G Common Stock represents the fair market value of CMS Energy Common Stock equal to 115 percent of the fair market value of one share of Class G Common Stock. Fair market values of CMS Energy Common Stock and Class G Common Stock were determined by calculating the average of the daily closing prices on the New York Stock Exchange from July 28, 1999 to August 24, 1999. Unaudited pro forma earnings per share of CMS Energy for the three, nine and twelve months ended September 30, 1999 and 1998, as if the exchange had occurred as of the beginning of each respective period, are as follows:


                                  Three Months Ended     Nine Months Ended        Twelve Months Ended
September 30,                      1999         1998     1999         1998            1999       1998
-----------------------------------------------------------------------------------------------------

Basic earnings per share       $ .72           $ .76     $2.23       $2.19           $2.69      $2.75
Diluted earnings per share     $ .71           $ .74     $2.20       $2.15           $2.66      $2.72


                                     CMS-44

                    Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1999 and 1998, the related consolidated statements of income and common stockholders' equity for the three-month, nine-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1999 (except with respect to the matters disclosed in Note 3, "Consumers' Electric Utility Rate Matters", and Note 19, as to which the date is March 29, 1999), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Detroit, Michigan,
     November 10, 1999.




                                     CMS-45

                       (This page intentially left blank)























                                     CMS-46

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is a subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

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


RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                 $ 88                  $ 77                  $ 11
Nine months ended                                                   265                   239                    26
Twelve months ended                                                 338                   311                    27
===================================================================================================================

Net income available to the common stockholder was $88 million for the three months ended September 30, 1999 compared to $77 million for the same 1998 period. The $11 million earnings increase was primarily due to increased electric deliveries and lower operating costs including reduced power supply costs and related revenue recovery. This increase was partially offset by a regulatory disallowance of certain gas costs totaling $8 million for the 1997 and 1998 years. Net income for the nine months ended September 30, 1999 was $265 million compared to $239 million for the same period in 1998. The $26 million earnings increase was due to increased electric deliveries, higher gas deliveries as a result of colder temperatures during the heating season compared to 1998, and changes in regulation which allow Consumers to benefit from reduced electric and gas costs. These increases were partially offset by the regulatory disallowance for the 1997 and 1998 years discussed above and the absence of an accounting change for property taxes, which occurred in 1998. The accounting change in 1998 resulted in a benefit of $66 million ($43 million after-tax) that was partially offset by the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. Net income for the twelve months ended September 30, 1999 was $338 million compared to $311 million for the same period in 1998. The $27 million earnings increase was due to higher electric and gas deliveries and from lower electric power costs and reduced gas costs. Partially offsetting these benefits were additional operating expenses, the regulatory disallowance for the 1997 and 1998 years, the absence of the 1998 change in accounting for property taxes and the loss from the PPA as discussed above. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                $ 168                 $ 153                  $ 15
Nine months ended                                                   425                   378                    47
Twelve months ended                                                 522                   468                    54
===================================================================================================================

Electric pretax operating income was $168 million for the three months ended September 30, 1999 compared to $153 million for the same period in 1998. The $15 million earnings increase was the result of higher electric deliveries and lower operating costs including reduced power supply costs and related revenue recovery. Electric pretax operating income was $425 million for the nine months ended September 30, 1999 compared to $378 million for the same period in 1998. The $47 million earnings increase was again due to higher electric deliveries and lower operating costs including reduced power supply costs. This earnings increase was partially offset by reduced non-commodity revenues, and by higher depreciation costs for new property and equipment. Electric pretax operating income was $522 million for the twelve months ended September 30, 1999 compared to $468 million for the same period in 1998. The $54 million earnings increase was primarily due to higher electric deliveries and changes in regulation, which after 1997 provided Consumers the opportunity to benefit from reduced power supply costs. The following table quantifies these impacts on Pretax Operating
Income:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                           Three Months           Nine Months         Twelve Months
                                                         Ended Sept. 30        Ended Sept. 30        Ended Sept. 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                 $ 6                  $ 32                 $ 25
Power supply costs and related revenue recovery                       6                    24                   41
Other non-commodity revenue                                          (5)                  (10)                 (11)
Operations and maintenance                                            9                     6                    3
General taxes and depreciation                                       (1)                   (5)                  (4)
                                                                     ----------------------------------------------

Total change                                                       $ 15                  $ 47                 $ 54
==================================================================================================================

ELECTRIC DELIVERIES: Total electric deliveries for the three months, nine months and twelve months ended September 30, 1999, increased in all customer classes due primarily to sales growth. Electric deliveries were 10.9 billion kWh for the three months ended September 30, 1999, an increase of 1.7 percent. Electric deliveries were 31.3 billion kWh for the nine months ended September 30, 1999, an increase of 3.8 percent. Electric deliveries were 41.2 billion kWh for the twelve months ended September 30, 1999, an increase of 2.5 percent.

POWER COSTS:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                               $  335                $  315                 $  20
Nine months ended                                                   906                   899                     7
Twelve months ended                                               1,182                 1,190                    (8)
====================================================================================================================

Power costs increased for the three and nine month periods ended September 30, 1999 compared to the same 1998 period as a result of higher sales. Power costs decreased for the twelve month period ended September 30, 1999 compared to the same 1998 period due to lower purchased power costs which more than offset the increased power cost as a result of higher sales.

UNCERTAINTIES: Several trends or uncertainties may affect Consumers' financial condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Partnership; 4) electric industry restructuring; 5) implementation of a frozen PSCR and initiatives to be undertaken to reduce exposure to high energy prices; 6) nuclear decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see
Note 2, Uncertainties, incorporated by reference herein.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                 $ (6)                  $ 6                 $ (12)
Nine months ended                                                    87                    81                     6
Twelve months ended                                                 132                   134                    (2)
====================================================================================================================

Gas pretax operating income resulted in a loss of $6 million for the three months ended September 30, 1999 compared to income of $6 million for the same period in 1998. The decrease of $12 million was primarily the result of a regulatory disallowance of $7 million and increased operating costs. For the nine months ended September 30, 1999, gas pretax operating income was $87 million compared to $81 million for the same period in 1998. The increase of $6 million was the result of increased gas deliveries due to colder temperatures during the 1999 heating season and a regulatory change, which suspended Consumers' GCR clause in April 1998. This suspension provided Consumers the opportunity to benefit from lower gas prices. In the past, reductions or increases in gas costs would have had no impact on gas pretax operating income because any changes in gas costs were passed on to

Consumers' gas customers. These increases were partially offset again by the regulatory disallowance, as discussed above, higher operation and maintenance costs, and higher depreciation due to new property and equipment. Gas pretax operating income was $132 million for the twelve month period ended September 30, 1999 compared to $134 million for the same period in 1998. This decrease reflects higher depreciation costs and general tax expense associated with new property and equipment partially offset by higher gas deliveries and lower gas costs. The following table quantifies these impacts on Pretax Operating Income:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                           Three Months           Nine months         Twelve Months
                                                         Ended Sept. 30         Ended Sept.30        Ended Sept. 30
Change Compared to Prior Year                              1999 vs 1998          1999 vs 1998          1999 vs 1998
-------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                    $   1                  $ 21                  $  8
Gas commodity and related revenue                                   (11)                    -                    10
Gas wholesale and retail services activities                          -                     2                     3
Operation and maintenance                                            (4)                   (8)                   (1)
General taxes, depreciation and other                                 2                    (9)                  (22)
                                                                      ----------------------------------------------
Total increase (decrease) in pretax operating income              $ (12)                  $ 6                  $ (2)
====================================================================================================================

GAS DELIVERIES: System deliveries for the three month period ended September 30, 1999, including miscellaneous transportation, were 43.6 bcf compared to 42 bcf for the same 1998 period. This increase of 3.8 percent was primarily due to weather during the period. System deliveries for the nine months period ended September 30, 1999, including miscellaneous transportation, were 272.3 bcf compared to 249.8 bcf for the same 1998 period. This increase of 9.0 percent was primarily due to colder temperatures during the 1999 heating season. System deliveries for the twelve month period ended September 30, 1999, including miscellaneous transportation, were 382.3 bcf compared to 376.7 bcf for the same 1998 period. This increase of 1.5 percent was again primarily the result of colder temperatures during the 1999 heating season.

COST OF GAS SOLD:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
September 30                                                       1999                  1998                Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                 $ 44                  $ 39                   $ 5
Nine months ended                                                   428                   377                    51
Twelve months ended                                                 614                   600                    14
===================================================================================================================

The cost increases for the three month period ended September 30, 1999 resulted from higher gas cost during this period. The cost increases for the nine month period and the twelve month period ended September 30, 1999 was the result of increased sales due to colder overall temperatures during the winter heating season partially offset by lower gas prices.

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


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operating activities from the sale and transportation of natural gas and from the generation, transmission and sale of electricity. Cash from operations totaled $534 million and $452 million for the first nine months of 1999 and 1998, respectively. The $82 million change was primarily due to higher electric and gas sales and a $93 million decrease in accounts receivable partially offset by a $55 million increase in gas and coal inventories. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used for investing activities totaled $(325) million and $(235) million for the first nine months of 1999 and 1998, respectively. The $90 million change was primarily the result of a $33 million increase in capital expenditures, a $15 million increase in electric restructuring implementation plan costs and the absence of $27 million proceeds from the 1998 sale of two non-utility partnerships.

FINANCING ACTIVITIES: Cash used in financing activities totaled $(215) million and $(196) million for the first nine months of 1999 and 1998, respectively. This $19 million increase in the use of cash was primarily the result of a $200 million retirement of preferred stock and a $35 million increase in the payment of common stock dividends. Offsetting this use of cash was a $14 million increase in net proceeds from debt refinancing and a $200 million contribution in capital by Consumers' common stockholder.

OTHER INVESTING AND FINANCING MATTERS: On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million. Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, Short-Term Financings and Capitalization, incorporated by reference herein.


OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by type and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            1999                  2000                  2001
-------------------------------------------------------------------------------------------------------------------
Construction                                                       $493                  $539                  $609
Nuclear fuel lease                                                   11                     -                    19
Capital leases other than nuclear fuel                               21                    26                    22
                                                                  -------------------------------------------------

                                                                   $525                  $565                  $650
===================================================================================================================

Electric utility operations (a)                                    $400                  $435                  $520
Gas utility operations (a)                                          125                   130                   130
                                                                  -------------------------------------------------

                                                                   $525                  $565                  $650
===================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of 2.6 percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact of restructuring or changed regulation on the industry. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales by Consumers in future periods.

RESTRUCTURING: Competition affects Consumers' retail electric business. To meet its challenges, Consumers has multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC approved these contracts as part of its phased introduction to competition. Some of these contracts have termination and restructuring options available to customers depending on business and regulatory circumstances that may occur in the future.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000. Detroit Edison, however, had previously proposed that the parties terminate the pool agreement immediately. If the pool agreement is terminated, Consumers could, among other alternatives, join a regional transmission organization. FERC has indicated this preference for structuring the operations of the electric transmission grid.

For material changes relating to the restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation" and Note 2, Uncertainties, "Electric Rate Matters
- Electric Restructuring", incorporated by reference herein.

RATE MATTERS: In November 1997, ABATE filed a complaint with the MPSC alleging that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. The MPSC staff investigated the complaint and concluded in an April 1998 report that no formal rate proceeding was warranted at that time. The MPSC has now scheduled this matter for further proceedings that should lead to more definitive MPSC resolution in the first quarter of 2000, absent prior agreement among the parties. In those proceedings, ABATE and intervenors bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. In its testimony filed in this case, ABATE claimed that Consumers' received approximately $189 million in excess revenues for 1998. In its testimony MPSC staff stated that 1998 financial results show excess revenues of $118 million when actual results were compared to the previously authorized electric return on equity, but recognized that no definitive conclusion could be reached from such a simplistic computation about the proper level of future retail electric rates. The MPSC staff presentation anticipated Consumers would file testimony and exhibits using traditional ratemaking adjustments and normalizations which would negate ABATE's claim of excessive earnings. Consumers has filed such testimony showing that after such normalizations, there is a revenue deficiency of approximately $3 million. The MPSC staff offered several alternatives for the MPSC to consider. They involved several different refunds or reductions which the MPSC could consider separately or in combination, but which, if made would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. Consumers is unable to predict the outcome of this matter.

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


OTHER MATTERS

YEAR 2000 COMPUTER MODIFICATIONS

Consumers uses software and related technologies throughout its businesses that the year 2000 date change could affect. If uncorrected, this event could cause Consumers to, among other things, delay the issuance of bills or reports, issue inaccurate bills, report inaccurate data, incur generating plant outages, or create energy delivery uncertainties. In 1995, Consumers established a Year 2000 Program to ensure the continued operation of its businesses at the turn of the century. Consumers' efforts included dividing the programs requiring modification between critical and noncritical programs.

Consumers established a formal methodology to identify critical business functions and risk scenarios, to correct problems identified, to develop test plans and expected results, and to test the corrections made. Consumers' Year 2000 Program involves an aggressive, comprehensive four-phase approach, including impact analysis, remediation, compliance review, and monitoring/contingency planning.

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediated technology. Consumers established a mainframe test environment in 1997 and established a test environment for network servers and stand-alone personal computers in mid-1998. Essential corporate business systems have been tested in these test environments. The compliance review phase includes the assembling of compliance documentation for each technology component, as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that nothing reintroduces year 2000 problems into remediated technology. This phase also includes the development of contingency plans to address reasonably likely risk scenarios.

STATE OF READINESS: Consumers is managing traditional information technology, which consists of essential business systems (such as payroll, billing and purchasing) and infrastructure (including mainframe, wide area network, local area networks, personal computers, radios and telephone systems). Consumers is also managing process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems, in addition to essential goods and services. Essential goods and services include electric fuel supply, gas fuel supply, independent electric power supplies, buildings and other facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. Consumers is addressing the preparedness and risk of these external businesses through readiness assessment questionnaires.

The following table shows the status of Consumers' Year 2000 Program by phase, with target dates for completion and percentage complete based upon software and hardware inventory counts as of September 30, 1999:

                                                                                              Monitoring/
                                   Impact                                  Compliance         Contingency
                                 Analysis          Remediation               Review            Planning
---------------------------------------------------------------------------------------------------------
Systems                      (a)       (b)         (a)      (b)         (a)     (b)          (a)     (b)
----------------------       ----      ----        ----     ----        ----    ----         ----    ----
Electric                     3/98      100%        6/99     100%        6/99    100%         6/99    100%
Gas                          3/98      100%        6/99     100%        6/99    100%         6/99    100%
Corporate                    3/98      100%        9/99     100%        9/99    100%         6/99    100%
Operating Services           3/98      100%        6/99     100%        9/99    100%         6/99    100%
Information Technology       3/98      100%        9/99     100%        9/99    100%         6/99    100%
Essential Goods
& Services                   7/99      100%                  N/A                 N/A                  (c)

(a)  Target date for completion.
(b)  Current percentage complete.
(c) Contingency planning for essential goods and services is incorporated into contingency planning for each major system presented.

COST OF REMEDIATION: Consumers expenses the cost of software modifications as incurred, and capitalizes and amortizes the cost of new software and equipment over its useful life. The total estimated cost of the Year 2000 Program is $22 million. Costs incurred through September 30, 1999 were $20 million. Consumers' annual Year 2000 Program costs represent approximately 1% to 10% of a typical Consumers' annual information technology budget. Consumers funds Year 2000 compliance work primarily from operations. To date, the commitment of Consumers resources to the year 2000 issue has not deferred any information technology projects that could have a material adverse effect on Consumers' financial position, liquidity or results of operations.

RISK ASSESSMENT: Consumers considers the most reasonably likely worst-case scenarios to be: (1) a lack of communications to dispatch crews to electric or gas emergencies; (2) a lack of communications to generating units to balance electrical load; and (3) power shortages due to the lack of stability of the regional or national electric grid. These scenarios could result in Consumers not being able to generate or distribute enough energy to meet customer demand for a period of time. This type of outcome could result in lost sales and profits and legal liability. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans are in place and will be executed, if necessary, to mitigate the risks associated with these scenarios further.

CONTINGENCY PLANS: Contingency plans are in place for all systems and providers of essential goods and services and for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers has arrangements with multiple vendors of similar goods and services in anticipation that if one cannot meet its commitments, others may be able to. Contingency plans provided for manual dispatching of crews and manual coordination of electrical load balancing. Consumers revised these plans to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with national electric and gas industry associations, other Michigan utilities and state government agencies. These plans address external factors that could affect energy delivery and minimize risk to energy generation, transmission and distribution systems.

EXPECTATIONS: Consumers does not expect that the cost of modifications will materially affect its financial position, liquidity, or results of operations. It cannot guarantee, however, that these costs, plans or time estimates will be achieved. Actual results could differ materially.

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

For purposes of the analysis below, Consumers has not quantified short-term exposures to hypothetically adverse changes in the price or nominal amounts associated with inventories or trade receivables and payables. Furthermore, Consumers enters into all derivative financial instruments for purposes other than trading. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

EQUITY SECURITY PRICE RISK: Consumers has an equity investment in companies in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $12 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of September 30, 1999, Consumers had outstanding $127 million of variable-rate debt net of any interest rate swaps. To minimize adverse interest-rate changes, Consumers entered into fixed interest-rate swaps for a notional amount of $915 million. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $1 million. As of September 30, 1999, Consumers has outstanding fixed-rate debt including fixed-rate swaps of $2.867 billion with a fair value of $2.835 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $120 million to its fair value. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. Consumers bases these statements upon various assumptions involving judgments about the future including, among others: the ability to achieve revenue enhancements; national, regional, and local economic competitive and regulatory conditions and developments; capital and financial market conditions including interest rates; weather conditions and other natural phenomena; adverse regulatory or legal decisions, including environmental laws and regulations; the pace of deregulation of the natural gas and electric industries; energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products; the timing and success of business development efforts; potential disruption or interruption of facilities or operations due to accidents or political events; nuclear power performance and regulation; technological developments in energy production, delivery, and usage; the effect of changes in accounting policies; and year 2000 readiness. All of these uncertainties are difficult to predict and many are beyond the control of Consumers. Accordingly, while Consumers believes that the assumed results are reasonable, there can be no assurance that they will approximate actual results. Consumers disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Consumers details certain risk factors periodically in various public filings it makes with the SEC.

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED         TWELVE MONTHS ENDED
SEPTEMBER 30                                             1999        1998         1999         1998          1999         1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   In Millions
OPERATING REVENUE
  Electric ..........................................  $   753    $   729        $ 2,052    $ 1,990         $ 2,667    $ 2,617
  Gas ...............................................      112        117            792        716           1,128      1,092
  Other .............................................       13         14             41         37              55         48
                                                       -----------------------------------------------------------------------
                                                           878        860          2,885      2,743           3,850      3,757
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation ....................       98         95            262        246             332        323
    Purchased power - related parties ...............      140        143            418        433             559        585
    Purchased and interchange power .................       97         77            226        220             291        282
    Cost of gas sold ................................       44         39            428        377             614        600
    Other ...........................................      143        147            423        409             559        548
                                                       -----------------------------------------------------------------------
                                                           522        501          1,757      1,685           2,355      2,338
  Maintenance .......................................       43         48            122        126             169        177
  Depreciation, depletion and amortization ..........       94         93            307        291             418        395
  General taxes .....................................       44         47            148        146             202        199
                                                       -----------------------------------------------------------------------
                                                           703        689          2,334      2,248           3,144      3,109
------------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric ..........................................      168        153            425        378             522        468
  Gas ...............................................       (6)         6             87         81             132        134
  Other .............................................       13         12             39         36              52         46
                                                       -----------------------------------------------------------------------
                                                           175        171            551        495             706        648
                                                       -----------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Loss on MCV power purchases .......................        -          -              -        (37)              -        (37)
  Dividends and interest from affiliates ............        4          4             10         11              13         15
  Accretion income                                           1          1              3          5               5          7
  Accretion expense                                         (4)        (4)           (11)       (12)            (15)       (16)
  Other, net ........................................        1          1             10          3               4          -
                                                       -----------------------------------------------------------------------
                                                             2          2             12        (30)              7        (31)
------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt ........................       35         35            105        103            140        137
  Other interest ....................................       12          9             29         28             39         39
  Capitalized interest ..............................        -          -              -          -              -         (1)
                                                       ----------------------------------------------------------------------
                                                            47         44            134        131            179        175
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES ......................      130        129            429        334            534        442
INCOME TAXES ........................................       37         43            144        111            168        137
                                                       ----------------------------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ...........................       93         86            285        223            366        305
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  PROPERTY TAXES, NET OF $23 TAX ....................        -          -              -         43              -         43
                                                       ----------------------------------------------------------------------

NET INCOME ..........................................       93         86            285        266            366        348
PREFERRED STOCK DIVIDENDS ...........................        -          5              6         14             10         19
PREFERRED SECURITIES DISTRIBUTIONS ..................        5          4             14         13             18         18
                                                       ----------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER ..........  $    88    $    77        $   265    $   239        $   338    $   311
=============================================================================================================================

The accompanying condensed notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED      TWELVE MONTHS ENDED
SEPTEMBER 30                                                       1999       1998           1999      1998
-----------------------------------------------------------------------------------------------------------
                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 285      $   266         $ 366     $ 348
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation, depletion and amortization (includes nuclear
      decommissioning of $38, $38, $50 and $51, respectively)      307          291           418       395
     Loss on MCV power purchases                                     -           37             -        37
     Capital lease and other amortization                           28           27            39        36
     Accretion expense                                              11           12            15        16
     Accretion income - abandoned Midland project                   (3)          (5)           (5)       (7)
     Deferred income taxes and investment tax credit                (7)          21            (8)       24
     Undistributed earnings of related parties                     (40)         (37)          (53)      (48)
     MCV power purchases                                           (45)         (48)          (61)      (63)
     Cumulative effect of accounting change                          -          (66)            -       (66)
     Changes in other assets and liabilities                        (2)         (46)           (4)       81
                                                                -------------------------------------------

       Net cash provided by operating activities                   534          452           707       753
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures (excludes assets placed under capital lease) (291)       (258)         (402)     (358)
 Cost to retire property, net                                       (62)        (65)          (79)      (68)
 Investments in nuclear decommissioning trust funds                 (38)        (38)          (50)      (51)
 Investment in Electric Restructuring Implementation Plan           (24)         (9)          (31)      (10)
 Proceeds from FMLP                                                  10          12            10        12
 Proceeds from nuclear decommissioning trust funds                   29          43            38        43
 Proceeds from the sale of two non-utility partnerships               -          27             -        27
 Associated company preferred stock redemption                       50          50            50        50
 Other                                                                1           3             -         4
                                                                -------------------------------------------

       Net cash used in investing activities                       (325)       (235)         (464)     (351)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of common stock dividends                                 (208)       (173)         (276)     (278)
 Retirement of preferred stock                                     (200)          -          (200)        -
 Payment of capital lease obligations                               (28)        (26)          (35)      (36)
 Retirement of bonds and other long-term debt                       (23)       (759)         (119)     (759)
 Preferred securities distributions                                 (14)        (13)          (18)      (18)
 Payment of preferred stock dividends                                (9)        (14)          (14)      (19)
 Proceeds from bank loans                                            15           -            15         -
 Increase (decrease) in notes payable, net                          102         (75)           15       (87)
 Proceeds from senior notes                                           -         914           130       914
 Contribution from (return of equity to) stockholder                150         (50)          250      (100)
                                                                 -------------------------------------------

       Net cash provided by (used in) financing activities         (215)       (196)         (252)     (383)
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS                                          (6)         21            (9)       19

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD             25           7            28         9
                                                                 ------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD               $   19     $    28         $  19     $  28
===========================================================================================================

                                                                 NINE MONTHS ENDED      TWELVE MONTHS ENDED
SEPTEMBER 30                                                       1999       1998           1999      1998
-----------------------------------------------------------------------------------------------------------
                                                                                                In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                      $ 131     $  128         $  163     $ 165
  Income taxes paid (net of refunds)                                155        113            194       108
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                         $   2     $   21         $   27     $  21
  Other assets placed under capital leases                           11         11             14        12
===========================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                                            1999     DECEMBER 31            1998
                                                                      (UNAUDITED)           1998      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                               $ 6,920         $ 6,720         $ 6,641
  Gas                                                                      2,427           2,360           2,328
  Other                                                                       25              25              26
                                                                         ---------------------------------------
                                                                           9,372           9,105           8,995
  Less accumulated depreciation, depletion and amortization                5,558           4,862           4,748
                                                                         ---------------------------------------
                                                                           3,814           4,243           4,247
  Construction work-in-progress                                              179             165             165
                                                                         ---------------------------------------
                                                                           3,993           4,408           4,412
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                        147             241             227
  First Midland Limited Partnership                                          238             240             237
  Midland Cogeneration Venture Limited Partnership                           240             209             199
                                                                         ---------------------------------------
                                                                             625             690             663
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      19              25              28
  Accounts receivable and accrued revenue, less allowances
    of $4, $5 and $5, respectively                                            22             114               -
  Accounts receivable - related parties                                       62              63              77
  Inventories at average cost
    Gas in underground storage                                               288             219             276
    Materials and supplies                                                    58              67              65
    Generating plant fuel stock                                               37              43              29
  Postretirement benefits                                                     25              25              25
  Prepaid property taxes and other                                            85             162             124
                                                                         ---------------------------------------
                                                                             596             718             624
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Unamortized nuclear costs                                                506               -               -
    Postretirement benefits                                                  349             372             380
    Abandoned Midland Project                                                 53              71              77
    Other                                                                    128             133             137
  Nuclear decommissioning trust funds                                        572             557             510
  Other                                                                      167             214             113
                                                                         ---------------------------------------
                                                                           1,775           1,347           1,217
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 6,989         $ 7,163         $ 6,916
================================================================================================================


STOCKHOLDERS' INVESTMENT AND LIABILITIES                           SEPTEMBER 30                       SEPTEMBER 30
                                                                           1999      DECEMBER 31              1998
                                                                    (UNAUDITED)             1998       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                                                       In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                          $  841          $  841            $  841
    Paid-in capital                                                          645             502               402
    Revaluation capital                                                       41              68                57
    Retained earnings since December 31, 1992                                437             434               429
                                                                         -----------------------------------------
                                                                           1,964           1,845             1,729
  Preferred stock                                                             44             238               238
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100               100
    Consumers Energy Company Financing II (a)                                120             120               120
  Long-term debt                                                           2,009           2,007             1,977
  Non-current portion of capital leases                                       84             100                77
                                                                         -----------------------------------------
                                                                           4,321           4,410             4,241
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       148             152               146
  Notes payable                                                              317             215               302
  Accounts payable                                                           156             190               160
  Accrued taxes                                                               89             238               109
  Accounts payable - related parties                                          81              79                72
  Power purchases                                                             47              47                47
  Accrued interest                                                            31              36                26
  Deferred income taxes                                                        5               9                 4
  Accrued refunds                                                             19              11                12
  Other                                                                      206             138               143
                                                                         -----------------------------------------
                                                                           1,099           1,115             1,021
------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      620             666               661
  Post-retirement benefits                                                   425             456               467
  Deferred investment tax credit                                             127             134               142
  Regulatory liabilities for income taxes, net                               121              87                83
  Power purchases                                                             87             121               134
  Other                                                                      189             174               167
                                                                         -----------------------------------------
                                                                           1,569           1,638             1,654
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $6,989          $7,163            $6,916
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED     TWELVE MONTHS ENDED
SEPTEMBER 30                                   1999         1998       1999         1998       1999         1998
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period             $  841       $  841     $  841       $  841     $  841       $  841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                        645          452        502          452        402          502
  Stockholder's contribution                      -            -        150            -        250            -
  Return of stockholder's contribution            -          (50)         -          (50)         -         (100)
  Capital stock reacquired                        -            -         (7)           -         (7)           -
                                            --------------------------------------------------------------------
    At end of period                            645          402        645          402        645          402
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                         57           59         68           58         57           45
  Change in unrealized investment -
  gain (loss) (a)                               (16)          (2)       (27)          (1)       (16)          12
                                          ----------------------------------------------------------------------
    At end of period                             41           57         41           57         41           57
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                        438          396        434          363        429          396
  Net income (a)                                 93           86        285          266        366          348
  Common stock dividends declared               (89)         (44)      (262)        (173)      (330)        (278)
  Preferred stock dividends declared              -           (5)        (6)         (14)       (10)         (19)
  Preferred securities distributions             (5)          (4)       (14)         (13)       (18)         (18)
                                             --------------------------------------------------------------------
    At end of period                            437          429        437          429        437          429
----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY            $1,964       $1,729     $1,964       $1,729     $1,964       $1,729
================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
     Revaluation capital
      Unrealized investment - gain (loss),
       net of tax of  $(9), $(1), $(15), $-
       $(9) and $7, respectively             $  (16)      $   (2)    $  (27)      $   (1)    $  (16)      $   12
     Net income                                  93           86        285          266        366          348
                                             -------------------------------------------------------------------

     Total Comprehensive Income              $   77       $   84     $  258       $  265     $  350       $  360
                                            ====================================================================

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

1:    CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is a subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

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

UTILITY REGULATION: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers expected to implement retail open access for its electric customers in September 1999, and therefore, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and established a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets or liabilities for the part of the business subject to regulatory change if legislation or an MPSC rate order allows the collection of cash flows, to recover specific costs or to settle obligations, from its regulated transmission and distribution customers. At September 30, 1999, Consumers had a net investment in energy supply facilities of $934 million included in electric plant and property.

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

2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to periodically review the effectiveness of the national air quality standards in preventing adverse health effects. In 1997 the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999 a United States Court of Appeals ruled that the grant of authority to the EPA to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result, the standards will not be implemented under the 1997 rule. The EPA has requested a rehearing of the court's decision.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, anticipated a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan had one year to submit an implementation plan. The State of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999 the United States Court of Appeals granted an indefinite stay of the submission date for the State of Michigan's implementation plan. Based upon the recent court rulings, it is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until late 1999. Until this target is established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimate of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the State of Michigan for Consumers' fossil-fueled generating units ranges from $150 million to $290 million, in 1999 dollars. If Consumers had to meet the EPA's 1997 proposed requirements it is estimated that the cost to Consumers would be between $290 million and $500 million, in 1999 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that these capital expenditures will be incurred between 1999 and 2004, or between 1999 and 2003 if the EPA's limits are imposed.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards some time after 2004 if those standards become effective.

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

At September 30, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

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

ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note) and to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers will transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. In October 1999, the Attorney General filed an application for leave to appeal this decision to the Michigan Supreme Court.

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

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC in June 1997 issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to retail customers. Further restructuring orders issued in late 1997 and early 1998 provide for: 1) recovery of estimated Transition Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access in 1998 (subsequently extended to September 1999); 3) suspension of the PSCR process as discussed below; and 4) the right of all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs would also continue to be collected through a separate surcharge to all customers.

In June 1998, Consumers submitted its plan for implementing retail open access to the MPSC. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing electric retail customer open access in September 1999, and will extend open access to 750 MW of Consumers' retail market by 2001. On January 1, 2002, all of Consumers' electric customers will have the right to choose generation suppliers.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. Although Consumers filed an appeal of the restructuring orders which asked the court to rule that the MPSC could not mandate industry restructuring, Consumers has subsequently requested to have that appeal dismissed. Subsequent to the June 1999 Michigan Supreme Court decision, the MPSC requested comments from any interested party concerning the effect of the Supreme Court's decision on these matters. Following receipt of comments, the MPSC issued an order on August 17, 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. The August 17th order also requested that Consumers file a statement if it intended to continue with its electric customer choice program. On September 1, 1999 Consumers filed a statement reaffirming its decision to continue carrying out the customer choice program as previously approved by the MPSC. ABATE and the Attorney General have each appealed the August 17th order to the Court of Appeals. Both ABATE and the Attorney General subsequently filed applications with the Michigan Supreme Court asking that Court to bypass the Court of Appeals and immediately review the lawfulness of the August 17th order. It is uncertain how the issues raised by the MPSC's August 17th order will be resolved by the regulatory process, the appellate courts or by legislation codifying the retail wheeling and related Transition Cost recovery issues.

Several bills relative to electric restructuring have been introduced in the Michigan legislature for consideration in the 1999-2000 legislative session. Although Consumers has not specifically supported any of these bills, Consumers believes legislation is desirable to provide statutory support for the MPSC orders. Consumers is uncertain as to whether legislation will be enacted and what effect any enacted legislation will have on Consumers. Similar uncertainty exists with respect to the possibility that federal legislation restructuring the electric power industry will be enacted. A variety of bills changing existing federal regulation of the industry and potentially affecting state regulation have been introduced in Congress in recent years. None has been enacted.

Consumers believes progress is being made in discussions with its major commercial and industrial customers, which, if successful, would result in agreement on the need for, and substance of, electric restructuring legislation in Michigan and have the effect of resolving

Consumers' rate proceedings pending before the MPSC. While there are no assurances that an agreement or legislation will result, Consumers is optimistic that a positive outcome of the discussions can be achieved. Consumers cannot predict the outcome of electric restructuring on it's financial position, liquidity, or results of operations.

As a result of a 1998 MPSC order in connection with the electric restructuring program, the PSCR process was suspended. Under this suspension, customers previously subject to the PSCR mechanism will not have their rates adjusted to reflect the actual costs of fuel and purchased and interchanged power during the 1998-2001 period. In prior years, when the PSCR process was employed, any change in power supply costs was passed through to customers. In order to reduce the risk of high energy prices during peak demand periods, Consumers purchased daily call options, at a cost of approximately $19 million, to insure a reliable source of energy during the months of June through September 1999, and expects to use a similar strategy in the future. Consumers is planning to have sufficient generation and purchased capacity for approximately a 15 percent reserve margin in order to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages. Under certain circumstances, the cost of purchasing energy on the spot market could be substantial.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance Regional Transmission Organization. The proposed structure will provide for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of other companies. The proposal is structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. The member companies have requested the FERC to approve the proposed request by December 31, 1999.
Consumers is uncertain of the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-


                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                               Three Months Ended         Nine Months Ended           Twelve Months Ended
September 30                    1999         1998         1999          1998          1999           1998
---------------------------------------------------------------------------------------------------------
Pretax operating income          $13          $13          $39           $36           $52            $46
Income taxes and other             4            4           12            11            16             14
---------------------------------------------------------------------------------------------------------

Net income                        $9           $9          $27           $25           $36            $32
=========================================================================================================

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, Consumers has been permitted by the MPSC to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, Consumers also has been permitted to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers will recover these increases through an adjustment to the currently frozen PSCR factor that will be effective through 2001. Consumers expects to recover the remaining increases through the Transition Cost true-up process and through further adjustments to the PSCR factor. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from their level absent the agreement and as modified by the order. In response to Consumers' and other parties' requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to revise its capacity solicitation process (which Consumers has filed but is awaiting an MPSC decision). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At September 30, 1999 and September 30, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $87 million and $118 million, respectively. At September 30, 1999, the undiscounted after-tax amount associated with this liability totaled $148 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and thus far in 1999,

Consumers has an accumulated unrecovered after-tax shortfall of $24 million as of September 30, 1999. Consumers believes that this shortfall will be resolved as part of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                       1999        2000        2001       2002       2003
---------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries, net of tax              $35         $21         $20        $19        $18
=========================================================================================================

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

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this same assessment process for all licensees in 1998. Until such time as the NRC completes its review of processes for assessing performance at nuclear power plants, the Plant Performance Review is being used to provide an assessment of licensee performance. Palisades received its annual performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 1999 Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

On October 15, 1999 a planned forty-day refueling and maintenance outage began at Palisades. Consumers will replace certain nuclear fuel assemblies and 2 low-pressure steam turbines during the outage.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $51 million in 1998 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades of $304 million and $541 million (in 1998 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also reduced annual decommissioning surcharges by $4 million a year and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity investments following the plant's retirement. On April 21, 1999, Consumers filed with the MPSC a revised decommissioning surcharge for Palisades and anticipates a revised MPSC order in early 2000. If approved, the annual decommissioning surcharges for Palisades would be reduced by an additional $4 million a year. Settlement discussions are underway which could further reduce the annual recovery. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $677 million, assuming current surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. As of September 30, 1999, Consumers had an investment in nuclear decommissioning trust funds of $392 million for Palisades and $180 million for Big Rock.

Big Rock was closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC has allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For the first nine months of 1999, Consumers spent $37 million for the decommissioning and withdrew $29 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has spent $112 million for the decommissioning and withdrew $103 million from the Big Rock nuclear decommissioning trust fund. These activities had no impact on net income.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments, of $400 million for 1999, $435 million for 2000, and $520 million for 2001. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model the costs are estimated to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. Using the low end of the range, Consumers estimates its remaining expenditures at $63 million as of September 30, 1999 and has accrued a liability for the same amount and also established a corresponding regulatory asset. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program, which will extend over a three-year period, and allow up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas commodity supplier. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of September 30, 1999, more than 181,000 customers chose alternative gas suppliers, representing approximately 42 bcf of gas load. The program allows Consumers to earn a margin on the gas commodity provided it can continue to purchase gas at prices below the $2.84/mcf cost allowed in its rate. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) suspends Consumers' GCR clause, effective April 1, 1998, establishing a gas commodity cost at a fixed rate of $2.84 per mcf, allowing Consumers the opportunity to benefit by reducing its cost of the commodity; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals.

Consumers uses gas purchase contracts to limit its risk associated with increases in its gas price above the $2.84 per mcf during the three-year experimental gas program. It is management's intent to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At September 30, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 3 percent of its 1999 requirements; 55 percent of its 2000 requirements; and 55 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. The gas purchase contracts are being used to protect against gas price increases in the three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

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

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At September 30, 1999, Consumers had FERC authorization to issue or guarantee, through June 2000, up to $900 million of short-term securities outstanding at any one time and to guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements. Consumers also had remaining FERC authorization to issue, through June 2000, up to $275 million and $390 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

SHORT-TERM FINANCING: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $135 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 1999, a total of $317 million was outstanding at a weighted average interest rate of 6.1 percent, compared with $302 million outstanding at September 30, 1998, at a weighted average interest rate of 6.3 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million. In September 1999, Consumers entered into two variable-to-fixed interest rate swaps totaling $740 million.

Consumers also has in place a $325 million trade receivables sale program. At September 30, 1999 and 1998, receivables sold under the program totaled $314 million and $307 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

LONG-TERM FINANCINGS: Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. Proceeds from this issuance were used for general corporate purposes.

On April 1, 1999, Consumers redeemed all eight million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

Subsequent to quarter end, 7 million shares of 9.25 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing III, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled approximately $170 million. Consumers formed the trust for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Securities.

Under the provisions of its Articles of Incorporation, Consumers had $318 million of unrestricted retained earnings available to pay common dividends at September 30, 1999. In May 1999, Consumers declared and paid a $76 million common dividend. In July 1999, Consumers declared a $35 million common dividend which was paid in August 1999. In September 1999, Consumers declared a $55 million common dividend payable in November 1999.

                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 1999 and 1998, the related consolidated statements of income and common stockholder's equity for the three-month, nine-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Detroit, Michigan,
    November 10, 1999.

                      (This page intentionally left blank)

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

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes issued by Panhandle. Panhandle completed the exchange offer in September 1999. The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting, with Panhandle preliminarily allocating the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date. Accordingly, the post-acquisition financial statements reflect a new basis of accounting, and pre-acquisition period and post-acquisition period financial results are presented but are not comparable (See Note 1).

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

NET INCOME:

                                                                          In Millions
--------------------------------------------------------------------------------------
September 30                                   1999             1998           Change
--------------------------------------------------------------------------------------

Nine Months Ended                              $ 62             $ 64            $ (2)
======================================================================================

For the three months ended September 30, 1999, net income was $14 million, up $3 million from the corresponding period in 1998. Total natural gas transportation volumes for the three months ended September 30, 1999 increased 7 percent from the same period in 1998. For the nine months ended September 30, 1999, net income was $62 million, down $2 million from the corresponding period in 1998. Total natural gas transportation volumes for the nine months ended September 30, 1999 decreased 2 percent from the same period in 1998.

Revenues for the three months and the nine months ended September 30, 1999 decreased $2 million and $19 million, respectively, from the corresponding periods in 1998 due primarily to declining reservation rates and revenues and the transfer of Panhandle Field Services to Duke Energy in March 1999, partially offset by Trunkline LNG terminalling revenues in 1999.

Operating expenses for the three months and the nine months ended September 30, 1999 decreased $7 million and $18 million, respectively, from the corresponding periods in 1998, primarily as a result of the transfer of Panhandle Field Services to Duke Energy and lower administrative costs.

Interest on long-term debt for the three months and nine months ended September 30, 1999 increased $12 million and $26 million from the corresponding periods in 1998 primarily due to interest on the new debt assumed by Panhandle (See Note
11). Other interest decreased $14 million and $27 million for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998 primarily due to interest on the intercompany note with PanEnergy, which was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 3).

--------------------------------------------------------------------------------


OPERATING INCOME:
                                                                                            In Millions
--------------------------------------------------------------------------------------------------------
                                                                                            Nine Months
                                                                                     Ended September 30
Change Compared to Prior Year                                                             1999 vs. 1998
--------------------------------------------------------------------------------------------------------

Commodity revenue                                                                                 $ (1)
Reservation and other revenues                                                                     (18)
Operations and maintenance                                                                          19
General taxes                                                                                       (1)
                                                                              --------------------------

Total Change                                                                                      $ (1)
========================================================================================================


CASH POSITION AND INVESTING

OPERATING ACTIVITIES: Panhandle's consolidated net cash provided by operating activities is derived mainly from the transportation and storage of natural gas. Consolidated cash from operations totaled $122 million and $119 million for the first nine months of 1999 and 1998, respectively. Panhandle uses operating cash primarily to maintain and expand its gas systems and pay dividends.

INVESTING ACTIVITIES: Panhandle's consolidated net cash used in investing activities totaled $1.9 billion and $119 million for the first nine months of 1999 and 1998, respectively. The increase of $1.8 billion primarily reflects proceeds paid for the acquisition of Panhandle from subsidiaries of Duke Energy, partially offset by decreased capital expenditures due to the 1998 expenditures related to the Terrebonne expansion project in the Gulf of Mexico and the transfer of Panhandle Field Services to Duke Energy.

FINANCING ACTIVITIES: Panhandle's consolidated net cash provided by financing activities totaled $1.8 billion for the first nine months of 1999. The $1.8 billion increase in cash sources primarily reflects the proceeds from capital contributions and senior notes utilized to acquire Panhandle, offset by loans to parent and dividends paid.

CAPITAL EXPENDITURES

Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, for the next three years to be approximately $60 million for each year. These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 are being satisfied by cash from operations.

--------------------------------------------------------------------------------

OUTLOOK

The market for transmission of natural gas to the Midwest is increasingly competitive and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71 (See Note 10). The discontinuance is not expected to materially affect Panhandle's financial position, liquidity, or results of operations.


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

--------------------------------------------------------------------------------

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

Panhandle is using a three-phase approach to address year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Panhandle is employing a combination of systems repair and planned systems replacement activities to achieve year 2000 readiness for its business and process control systems, equipment and devices. As of June 30, 1999, Panhandle had achieved Year 2000 readiness of its critical systems, equipment and devices. Business acquisitions routinely involve an analysis of year 2000 readiness and are incorporated into Panhandle's overall program as necessary.

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

COSTS: Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as consulting and contract costs, are approximately $500,000 of which the majority of the costs have already been incurred as of September 30, 1999. The costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                      ----------------------

                                                                                                                         Nine
                                                                                                                        Months
                                                                                              Mar. 29-      Jan. 1-     Ended
                                                                                              Sep. 30,      Mar. 28    Sep. 30,
                                                                        1999      1998         1999          1999       1998
                                                                       ------    ------       --------      -------    --------

OPERATING REVENUE
      Transportation and storage of natural gas                        $  98     $ 109        $ 199        $ 123        $ 346
      Other                                                                9         -           17            5           17
                                                                       -----     -----        -----        -----        -----
          Total operating revenue                                        107       109          216          128          363
                                                                       -----     -----        -----        -----        -----

OPERATING EXPENSES
      Operation and maintenance                                           44        51           85           40          144
      Depreciation and amortization                                       15        15           30           14           44
      General taxes                                                        7         7           14            7           20
                                                                       -----     -----        -----        -----        -----
          Total operating expenses                                        66        73          129           61          208
                                                                       -----     -----        -----        -----        -----

PRETAX OPERATING INCOME                                                   41        36           87           67          155

OTHER INCOME (DEDUCTIONS), NET                                             -         1            -            4            6

INTEREST CHARGES
      Interest on long-term debt                                          18         6           39            5           18
      Other interest                                                       -        14            -           13           40
                                                                       -----     -----        -----        -----        -----
          Total Fixed Charges                                             18        20           39           18           58
                                                                       -----     -----        -----        -----        -----

NET INCOME BEFORE INCOME TAXES                                            23        17           48           53          103

INCOME TAXES                                                               9         6           19           20           39
                                                                       -----     -----        -----        -----        -----

CONSOLIDATED NET INCOME                                                $  14      $ 11        $  29        $  33        $  64
                                                                       =====     =====        =====        =====        =====


  The accompanying condensed notes are an integral part of these statements.

                      (This page intentionally left blank)

                      PANHANDLE EASTERN PIPE LINE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                       March 29-            January 1-     Nine Months Ended
                                                                   September 30, 1999      March 28, 1999  September 30 ,1998
                                                                   ------------------      --------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                        $    29               $     33         $    64
      Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization                                          31                     14              46
      Deferred income taxes                                                  14                      -              (7)
      Changes in current assets and liabilities                              35                    (29)              2
      Other, net                                                             (8)                     3              14
                                                                        -------                -------         -------
          Net cash provided by operating activities                         101                     21             119
                                                                        -------                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Panhandle                                           (1,900)                     -               -
      Capital and investment expenditures                                   (27)                    (4)            (66)
      Net decrease (increase) in advances receivable - parent                 -                    (17)            (53)
      Retirements and other                                                   -                      -               -
                                                                        -------                -------         -------
          Net cash used in investing activities                          (1,927)                   (21)           (119)
                                                                        -------                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                            1,116                      -               -
      Proceeds from senior notes                                            785                      -               -
      Net decrease (increase) in note receivable - parent                   (46)                     -               -
      Dividends paid                                                        (29)                     -               -
                                                                        -------                -------         -------
          Net cash provided by financing activities                       1,826                      -               -
                                                                        -------                -------         -------

      Net Increase (Decrease) in Cash and Temporary Cash
        Investments                                                           -                      -               -

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                -                      -               -

      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                $     -                $     -         $     -
                                                                        =======                =======         =======

OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                        $    30                $    12         $    64
      Income taxes paid (net of refunds)                                      5                     37              56


  The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                  September 30,
                                                                      1999          December 31,
                                                                   (Unaudited)         1998
                                                                  -------------     ------------

ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                          $1,500             $2,760
      Less accumulated depreciation and amortization                    31              1,798
                                                                    ------             ------
          Sub-total                                                  1,469                962
      Construction work-in-progress                                     28                 17
                                                                    ------             ------
          Net property, plant and equipment                          1,497                979
                                                                    ------             ------

INVESTMENTS
      Advances receivable - related parties                              -                738
      Investment in affiliates                                           2                 44
      Other                                                              -                  6
                                                                    ------             ------
          Total investments and other assets                             2                788
                                                                    ------             ------

CURRENT ASSETS
      Receivables                                                       89                 94
      Inventory and supplies                                            45                 55
      Deferred income taxes                                             11                  2
      Current portion of regulatory assets                               -                  6
      Note receivable - related parties                                 46                  -
      Other                                                             28                 23
                                                                    ------             ------
          Total current assets                                         219                180
                                                                    ------             ------

NON-CURRENT ASSETS
      Goodwill, net                                                    702                  -
      Deferred income taxes                                              -                  -
      Debt expense                                                      12                 11
      Other                                                              3                 15
                                                                    ------             ------
          Total non-current assets                                     717                 26
                                                                    ------             ------

      TOTAL ASSETS                                                  $2,435             $1,973
                                                                    ======             ======

  The accompanying condensed notes are an integral part of these statements.


                                                                                         September 30,
                                                                                              1999       December 31,
                                                                                          (Unaudited)        1998
                                                                                         -------------   ------------

STOCKHOLDER'S INVESTMENT AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding               $    1         $    1
        Paid-in capital                                                                      1,127            466
        Retained earnings                                                                        -             91
                                                                                            ------         ------
          Total common stockholder's equity                                                  1,128            558
      Long-term debt                                                                         1,094            299
                                                                                            ------         ------
          Total capitalization                                                               2,222            857
                                                                                            ------         ------

CURRENT LIABILITIES
      Note payable - PanEnergy                                                                   -            675
      Accounts payable                                                                           5             56
      Accrued taxes                                                                             11             58
      Accrued interest                                                                          10              8
      Other                                                                                    121            117
                                                                                            ------         ------
          Total current liabilities                                                            147            914
                                                                                            ------         ------

NON-CURRENT LIABILITIES
      Deferred income taxes                                                                      -            99
      Other                                                                                     66           103
                                                                                            ------        ------
          Total non-current liabilities                                                         66           202
                                                                                            ------        ------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

      TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                                        $2,435        $1,973
                                                                                            ======        ======


  The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                                 March 29-            January 1-       Nine Months Ended
                                                             September 30, 1999       March 28, 1999   September 30, 1998
                                                             ------------------       --------------   ------------------


COMMON STOCK
  At beginning and end of period                                  $     1                 $     1            $     1
                                                                  -------                 -------            -------


OTHER PAID-IN CAPITAL
  At beginning of period                                              466                     466                466
  Acquisition adjustment to eliminate original
    paid-in capital                                                  (466)                      -                  -
  Capital contribution of acquisition costs by parent                  11                       -                  -
  Cash capital contribution by parent                               1,116                       -                  -
                                                                  -------                 -------            -------
      At end of period                                              1,127                     466                466
                                                                  -------                 -------            -------

RETAINED EARNINGS
  At beginning of period                                              101                      92                 34
  Acquisition adjustment to eliminate original
    retained earnings                                                (101)                      -                  -
  Net Income                                                           29                      33                 64
  Assumption of net liability by PanEnergy                              -                      57                  -
  Common stock dividends                                              (29)                    (81)                (2)
                                                                  -------                 -------            -------
      At end of period                                                  -                     101                 96
                                                                  -------                 -------            -------

TOTAL COMMON STOCKHOLDER'S EQUITY                                 $ 1,128                 $   568            $   563
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

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle completed the exchange offer in September 1999.

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

The final determination of the fair market value of Panhandle's net assets acquired and the associated estimated remaining useful lives of the property, plant and equipment are pending the results of ongoing studies. Upon completion of these studies, certain components of the financial statements may be adjusted to reflect the final purchase price allocations and estimated remaining useful lives.

The excess purchase price over the prior carrying amount of Panhandle's net assets as of March 29, 1999 totaled $1.3 billion, and was preliminarily allocated as follows:


                                                 In Millions
------------------------------------------------------------
Property, Plant and Equipment                        $   650
Accounts Receivable                                        3
Inventory                                                 (8)
Goodwill                                                 711
Regulatory Assets, Net                                   (15)
Liabilities                                              (39)
Debt Valuation                                            (6)
Other                                                     10
------------------------------------------------------------
Total                                                $ 1,306
============================================================

Goodwill of approximately $711 million was recognized by Panhandle and will be amortized on a straight-line basis over 40 years. This amount represents the excess of the purchase price over Panhandle's net assets after fair value adjustments, and may be adjusted after the completion of the ongoing studies over the twelve months following the acquisition. The estimated average remaining useful life of transmission and underground storage facilities, the major components of Property, Plant and Equipment, has been revised to 40 years based on preliminary internal studies.

Pro forma results of operations for 1999 and 1998 as though Panhandle had been acquired and purchase accounting applied at the beginning of 1999 and 1998, respectively, are as follows:

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                            Nine Months Ended         Nine Months Ended                Year Ended
                                           September 30, 1999        September 30, 1998         December 31, 1998
-----------------------------------------------------------------------------------------------------------------
Revenues                                               $  340                    $  339                    $  470
Net Income                                                 56                        44                        60
Total Assets                                            2,435                     2,437                     2,477
-----------------------------------------------------------------------------------------------------------------


2.  REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. Hearings were completed in October 1997 and initial decisions by a FERC ALJ were issued on certain matters in May 1998 and on the remainder of the rate proceedings in November 1998. Responses to the initial decisions were provided by Trunkline to FERC following the issuance of the initial decisions. In May 1999, FERC issued an order remanding certain matters back to the ALJ for further proceedings. On September 16, 1999, Trunkline filed with FERC a settlement agreement which would resolve certain issues in this proceeding and would require Trunkline to refund approximately $2 million. The ALJ has certified the settlement; it is currently pending review by FERC.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At September 30, 1999 and December 31, 1998, accounts receivable included $53 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $53 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which had entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. On November 8, 1999, the FERC issued a letter order dismissing Trunkline's filing without prejudice to refiling the abandonment to reflect changed circumstances. Trunkline continues to evaluate alternatives regarding the 26-inch pipeline.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions require Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or portion of the LNG terminal is transferred to an unaffiliated entity. Therefore, the total refund due customers of approximately $17 million will be paid within 30 days of final FERC approval of the compliance filing. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation. In conjunction with the settlement, Panhandle Eastern Pipe Line Company and its customers entered into an agreement, whereby upon FERC approval of the compliance filing described above, Panhandle Eastern Pipe Line Company will file to flow through its portion of the settlement amounts to its customers. The May 19, 1999 compliance filing is pending FERC approval.

3.  RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:



                                                           In Millions
-----------------------------------------------------------------------
                                   September 30,          December 31,
                                            1999                  1998
-----------------------------------------------------------------------
Receivables                                  $ 9                   $ 2
Accounts payable                               -                    46
Taxes accrued                                  -                    35
-----------------------------------------------------------------------

Interest charges included $14 million for the three months ended September 30, 1998; $13 million and $42 million for the nine months ended September 30, 1999 and 1998, respectively, for interest associated with notes payable to a subsidiary of Duke Energy. Other income includes $1 million for the nine months ended September 30, 1999 for interest on notes receivable from CMS Capital.

In conjunction with the acquisition of Panhandle by a subsidiary of CMS Energy, all intercompany advance and note balances between Panhandle and subsidiaries of Duke Energy were eliminated. Transactions with prior affiliates before the acquisition are now reflected as receivables on the Consolidated Balance Sheets.

4.  GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1999 and December 31, 1998, other current assets included $21 million and $20 million, respectively, and other current liabilities included $25 million and $22 million, respectively, related to gas imbalances.

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

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $38 million for the remainder of 1999 through 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

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

11. LONG TERM DEBT

On March 29, 1999, CMS Panhandle Holding Company privately placed $800 million of senior notes (See Note 1) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of CMS Panhandle Holding under the notes and the indenture were assumed by Panhandle. In August 1999, Panhandle initiated an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. Panhandle completed the exchange offer in September 1999.

In conjunction with the purchase accounting, Panhandle's existing notes totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of September 30, 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. The consolidated financial statements of Panhandle Eastern Pipe Line Company as of December 31, 1998, were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

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





Houston, Texas
November 5, 1999

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



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle Eastern Pipe Line Company's Form 10-K for the year ended December 31, 1998, and in their Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        On November 10, 1999, CMS Energy issued in a private placement pursuant to Section 4(2) of the Securities Act 125,000 shares of its Mandatorily Convertible Preferred Stock to CMS Share Trust, a Delaware statutory business trust, in exchange for all of the beneficial interest in such trust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  LIST OF EXHIBITS

(3)(a)   - Restated Articles of Incorporation of CMS Energy.
(4)(a)   - Third Supplemental Indenture dated as of November 4, 1999, between
           Consumers and The Bank of New York, as Trustee.
(12)     - CMS Energy: Statements regarding computation of Ratio of Earnings to
           Fixed Charges
(15)(a)  - CMS Energy: Letter of Independent Public Accountant
(15)(b)  - Consumers:  Letter of Independent Public Accountant
(27)(a)  - CMS Energy: Financial Data Schedule
(27)(b)  - Consumers:  Financial Data Schedule
(27)(c)  - Panhandle:  Financial Data Schedule
(99)     - CMS Energy: Consumers Gas Group Financials

(B)  REPORTS ON FORM 8-K

CMS Energy filed Current Reports on Form 8-K on July 1, 1999 covering matters pursuant to "Item 5. Other Events" and "Item 7. Exhibits", on July 13, 1999 covering matters pursuant to "Item 7. Exhibits", and on September 9, 1999, September 24, 1999, October 18, 1999 and October 26, 1999 each covering matters pursuant to "Item 5. Other Events".

Consumers filed a Current Report on Form 8-K on July 1, 1999 covering matters pursuant to "Item 5. Other Events" and "Item 7. Exhibits", and on September 9, 1999, September 24, 1999, October 18, 1999 and October 26, 1999 each covering matters pursuant to "Item 5. Other Events".

Panhandle Eastern Pipe Line Company filed a Current Report on Form 8-K on July 19, 1999 covering matters pursuant to "Item 1. Acquisition of Assets," "Item 4. Changes in Registrant's Certifying Accountant," and "Item 7.
Exhibits."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                              CMS ENERGY CORPORATION
                                     -------------------------------------------
                                                   (Registrant)


Dated: November 12, 1999          By:       /s/     A.M. Wright
                                     -------------------------------------------
                                                  Alan M. Wright
                                             Senior Vice President and
                                              Chief Financial Officer



                                            CONSUMERS ENERGY COMPANY
                                     -------------------------------------------
                                                   (Registrant)


Dated: November 12, 1999          By:       /s/     A.M. Wright
                                     -------------------------------------------
                                                  Alan M. Wright
                                             Senior Vice President and
                                              Chief Financial Officer



                                       PANHANDLE EASTERN PIPE LINE COMPANY
                                     -------------------------------------------
                                                   (Registrant)


Dated: November 12, 1999          By:      /s/       A.M. Wright
                                     -------------------------------------------
                                                  Alan M. Wright
                                             Senior Vice President and
                                              Chief Financial Officer

                      (This page intentionally left blank)





                                      CO-4

                                 EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

      (3)(a)     Restated Articles of Incorporation of CMS Energy.
      (4)(a) Third Supplemental Indenture dated as of November 4, 1999, between Consumers and The Bank of New York, as Trustee.
     (12) CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges
     (15)(a)     CMS Energy: Letter of Independent Public Accountant
     (15)(b)     Consumers:  Letter of Independent Public Accountant
     (27)(a)     CMS Energy: Financial Data Schedule
     (27)(b)     Consumers:  Financial Data Schedule
     (27)(c)     Panhandle:  Financial Data Schedule
     (99)        CMS Energy: Consumers Gas Group Financials