Form 10-K
period 1999-12-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2000-03-30
CIK 811156, 76063, 201533

================================================================================
                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from             to
                                               -----------    ----------------

  Commission         Registrant; State of Incorporation;      IRS Employer
  File Number        Address; and Telephone Number            Identification No.
--------------------------------------------------------------------------------
    1-9513                CMS ENERGY CORPORATION                38-2726431
                            (A Michigan Corporation)
                        Fairlane Plaza South, Suite 1100
                 330 Town Center Drive, Dearborn, Michigan 48126
                                  (313)436-9200
    1-5611               CONSUMERS ENERGY COMPANY               38-0442310
                            (A Michigan Corporation)
                212 West Michigan Avenue, Jackson, Michigan 49201
                                  (517)788-0550
    1-2921           PANHANDLE EASTERN PIPE LINE COMPANY        44-0382470
                            (A Delaware Corporation)
         5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967
                                  (713)989-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                                              Name of Each Exchange
    Registrant                                  Title of Class                                  on Which Registered
-------------------------------------------------------------------------------------------------------------------------
CMS ENERGY CORPORATION                    Common Stock, $.01 par value                        New York Stock Exchange
                                    8.75% Adjustable Convertible Trust Securities             New York Stock Exchange

CONSUMERS ENERGY COMPANY     Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series     New York Stock Exchange

CONSUMERS POWER
 COMPANY FINANCING I                8.36% Trust Originated Preferred Securities               New York Stock Exchange

CONSUMERS ENERGY
 COMPANY FINANCING II               8.20% Trust Originated Preferred Securities               New York Stock Exchange

CONSUMERS ENERGY
 COMPANY FINANCING III              9.25% Trust Originated Preferred Securities               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted and Items 1, 2 and 7 have been reduced in accordance with Instruction I.

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $1,846,266,321 for the 110,224,855 CMS Energy Common Stock shares outstanding on February 29, 2000.

On February 29, 2000, CMS Energy held all voting and non-voting common equity of Consumers and Panhandle.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers information statement relating to the 2000 annual meeting of shareholders to be held May 26, 2000, are incorporated by reference in Part III, except for the organization and compensation committee report contained therein.


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                  ANNUAL REPORTS ON FORM 10-K TO THE SECURITIES
                      AND EXCHANGE COMMISSION FOR THE YEAR
                             ENDED DECEMBER 31, 1999


This combined Form 10-K is separately filed by CMS Energy Corporation, Consumers Energy Company and Panhandle Eastern Pipe Line Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company and Panhandle Eastern Pipe Line Company make no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Glossary    ..................................................................................   3

PART I:

Item  1.    Business..........................................................................   7
Item  2.    Properties........................................................................  33
Item  3.    Legal Proceedings.................................................................  43
Item  4.    Submission of Matters to a Vote of Security Holders...............................  45

PART II

Item  5.    Market for CMS Energy's, Consumers' and Panhandle's Common Equity and
                 Related Stockholder Matters..................................................  46
Item  6.    Selected Financial Data...........................................................  46
Item  7.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................  47
Item  7A.   Quantitative and Qualitative Disclosures About Market Risk........................  47
Item  8.    Financial Statements and Supplementary Data.......................................  48
Item  9.    Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure.........................................................CO-1

PART III

Item 10.    Directors and Executive Officers of CMS Energy and Consumers......................CO-1
Item 11.    Executive Compensation............................................................CO-1
Item 12.    Security Ownership of Certain Beneficial Owners and Management....................CO-1
Item 13.    Certain Relationships and Related Transactions....................................CO-1

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................CO-2

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.




ABATE..................................... Association of Businesses Advocating Tariff Equity
ALJ....................................... Administrative Law Judge
AMT....................................... Alternative minimum tax
Alliance.................................. Alliance Regional Transmission Organization
Anadarko.................................. Anadarko Petroleum Corporation, a non-affiliated company
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General
Aux Sable................................. Aux Sable Liquids Products, L.P., a non-affiliated company bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Btu....................................... British thermal unit

Class G Common Stock...................... One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers Gas
                                           Group, redeemed in October 1999.
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Capital............................... CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... One of two classes of common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission and Storage Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding .................... CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission
Common Stock.............................. All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
CPEE...................................... Companhia Paulista de Energia Electrica
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group....................... The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals.......................... Michigan Court of Appeals

Detroit Edison............................ The Detroit Edison Company, a non-affiliated company
DOE....................................... U.S. Department of Energy
Dow....................................... The Dow Chemical Company, a non-affiliated company
DSM....................................... Demand-side management
Duke Energy............................... Duke Energy Corporation, a non-affiliated company



EITF...................................... Emerging Issues Task Force
El Chocon................................. Hidroelectrica El Chocon S.A.
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy
EPA....................................... Environmental Protection Agency
EPS....................................... Earnings per share

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMLP...................................... First Midland Limited Partnership, a partnership which holds a
                                           75.5% lessor interest in the Midland Cogeneration Venture facility
FTC....................................... Federal Trade Commission

GCR....................................... Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B, $150 million Series C, $200 million Series D and
                                           $400 million Series E

Huron..................................... Huron Hydrocarbons, Inc., a subsidiary of Consumers

ITC....................................... Investment tax credit

Jorf Lasfar............................... The 1,356 MW (660 MW in operation and 696 MW under construction) coal-fueled power plant in Morocco, jointly owned by
                                           CMS Generation and ABB Energy Venture, Inc.

kWh....................................... Kilowatt-hour

Loy Yang.................................. The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                           Generation holds a 50 percent ownership interest
LNG....................................... Liquefied natural gas
Ludington................................. Ludington pumped storage plant, jointly owned by Consumers and
                                           Detroit Edison

mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which
                                           Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
MEPCC..................................... Michigan Electric Power Coordination Center
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
Mbbls..................................... Thousand barrels
MMbbls.................................... Million barrels
MMBtu..................................... Million British thermal unit
MMcf...................................... Million cubic feet
MPSC...................................... Michigan Public Service Commission
MW........................................ Megawatts

Natural Gas Act........................... Federal Natural Gas Act


NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
Nitrotec.................................. Nitrotec Corporation, a propriety gas technology company in which
                                           CMS Gas Transmission owns an equity interest
NRC....................................... Nuclear Regulatory Commission
NYMEX..................................... New York Mercantile Exchange

OPEB...................................... Postretirement benefit plans other than pensions for retired employees
Outstanding Shares........................ Outstanding shares of Class G Common Stock

Palisades................................. Palisades nuclear power plant, owned by Consumers
Pan Gas Storage........................... Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company

PanEnergy................................. PanEnergy Corp., a subsidiary of Duke Energy and former parent of Panhandle
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries
                                           Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline
                                           LNG.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle
                                           Eastern Pipe Line Company
PCBs...................................... Poly chlorinated biphenyls
PECO...................................... PECO Energy Company, a non-affiliated company
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of Panhandle,
                                           Consumers and CMS Energy
PPA....................................... The Power Purchase Agreement between Consumers and the MCV
                                           Partnership with a 35-year term commencing in March 1990
ppm....................................... Parts per million
PSCR...................................... Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935

RTO....................................... Regional Transmission Organization

SEC....................................... Securities and Exchange Commission
Senior Credit Facilities.................. $725 million senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SOP....................................... Statement of position
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be
                                           recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets.
Superfund................................. Comprehensive Environmental Response, Compensation and
                                           Liability Act


TBtu...................................... Trillion british thermal unit
TGN....................................... Transportadora de Gas del Norte S.A., a natural gas pipeline located in Argentina
Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline................................. Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
Trunkline LNG............................. Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS
                                           Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union..................................... Utility Workers of America, AFL-CIO
UST....................................... Underground storage tanks

                                     PART I


                                ITEM 1. BUSINESS.

GENERAL

CMS ENERGY

CMS Energy, formed in Michigan in 1987, is a leading diversified energy company operating in the United States and around the world. Our two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas or electricity to almost six million of the nine and one-half million residents in Michigan's lower peninsula. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses.

Our consolidated operating revenue in 1999 was $6.1 billion. Our consolidated operating revenue came from the following seven business segments (which includes Consumers' utility operations):

    Consumers Electric Utility Operations                        44 percent
    Consumers Gas Utility Operations                             19 percent
    Marketing, Services and Trading Operations                   13 percent
    Natural Gas Transmission, Storage and Processing Operations  13 percent
    Independent Power Production Operations                       6 percent
    International Energy Distribution and other
      Non-Utility Operations                                      3 percent; and
    Oil and Gas Exploration and Production Operations             2 percent.

See "BUSINESS SEGMENTS" later in this Item 1 for further discussion of each segment.

CONSUMERS

Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910. This predecessor did business in Michigan from 1915 to 1968. Consumers was originally named Consumers Power Company. In 1997, Consumers changed its name to Consumers Energy Company to reflect its increasing focus on providing customers with total energy solutions.

Consumers' consolidated operations account for a majority of CMS Energy's total assets, revenues and income. Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. At year-end 1999, Consumers' customer base and operating revenues were as follows:

                                                                                          1999 vs 1998
                                        Customers Served      Operating Revenue        Operating Revenue
                                           (millions)             (millions)         % Increase (Decrease)
                                           ----------             ----------         ---------------------
Electric Utility                              1.67            $     2,667                   2.3

Gas Utility Business                          1.58                  1,156                  10.0

Non-Utility                                     --                     51 (a)                --

  Total                                       3.25            $     3,874                   4.4

(a) Primarily represents earnings attributable to Consumers' interest in the MCV Partnership and MCV Facility, which is reported within the Independent Power Production business segment.

Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION later in this Item 1.

PANHANDLE

Panhandle Eastern Pipe Line Company, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line Company's affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding, which was an indirect wholly owned subsidiary of CMS Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

Panhandle is primarily engaged in the interstate transmission and storage of natural gas. Panhandle operates one of the nation's largest natural gas pipeline networks, providing customers in the Midwest and Southwest with a comprehensive array of transportation services. This interconnected 10,400 mile system accesses virtually all major natural gas regions in the United States. The rates and operations of Panhandle are subject to regulation by FERC as described in CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION later in this Item 1.

Panhandle's major customers include approximately 25 utilities located primarily in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois, Missouri and Tennessee. Panhandle's consolidated operating revenue in 1999 was $471 million. Of Panhandle's operating revenue, 84 percent was generated from transportation services, 10 percent from storage services, and 6 percent from other business. Transportation services for Consumers and ProLiance Energy L.L.C., each, accounted for at least 10 percent of the 1999 and 1997 revenues of Panhandle. In 1998, ProLiance Energy, L.L.C. accounted for approximately 10 percent of Panhandle's revenues. No other customer accounted for 10 percent or more of Panhandle's revenues during 1999, 1998 or 1997. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS and ITEM 2. PROPERTIES - PANHANDLE EASTERN PIPE LINE COMPANY.

CMS ENERGY'S RECENT DEVELOPMENTS

In February 2000, CMS Energy announced a financial restructuring plan to strengthen significantly its balance sheet, to reduce fixed charges and to enhance earnings per share growth. During the second or third quarter of 2000, subject to market conditions, CMS Energy intends to make an initial public offering of approximately $600 million of a tracking stock representing 20 percent of the economic interest in its electric and gas utility. In addition, the CMS Energy Board of Directors approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. Substantial progress has been made toward the 10 million share limit. For additional information, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - RECAPITALIZATION, incorporated by reference herein.

CMS Energy anticipates this restructuring program, along with the proceeds from the planned sale of assets discussed below, will improve CMS Energy's balance sheet. If market conditions are not satisfactory for issuance of the tracking stock, CMS Energy will improve its balance sheet through additional asset sales or alternate means. In October 1999, CMS Energy identified for possible sale $1 billion of assets, which were expected to contribute little or no earnings benefit in the short to medium term. In addition, in February 2000, CMS Energy announced its intention to sell Loy Yang. Excluding Loy Yang, CMS Energy plans to sell or have agreements to sell $600 to $750 million of such assets by the end of April 2000. As of February 1, 2000 CMS Energy had sold a partial interest in its Northern Header gathering system through its natural gas transmission, storage and processing business and all of its ownership interest in a Brazilian distribution system through its international energy distribution business. In addition, CMS Energy has an agreement to sell all its northern Michigan oil and gas properties through its oil and gas exploration and production business. These sales are expected to generate approximately $370 million in proceeds. For additional information concerning the sale of these assets, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH POSITION, INVESTING AND FINANCING.


BUSINESS SEGMENTS

CMS ENERGY, CONSUMERS AND PANHANDLE FINANCIAL INFORMATION

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

For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable only to Panhandle's business segments, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - PANHANDLE'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CMS Energy, Consumers and Panhandle are subject to certain uncertainties and risks, which are normal for their respective businesses. Certain uncertainties are described in CMS Energy's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and NOTE 3 AND NOTE 11 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - MARKET RISK INFORMATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 9 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and in ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - DERIVATIVES AND HEDGES.

CMS Energy, Consumers, and Panhandle believe that they and their subsidiaries maintain traditional insurance, similar to comparable companies in the same line of business, for the various risk exposures including political risk from possible nationalization or expropriation, incidental to CMS Energy's, Consumers' or Panhandle's respective businesses.

CONSUMERS ELECTRIC UTILITY OPERATIONS

If independent, Consumers' electric utility operation would be the twelfth largest electric company in the United States based upon the number of customers. The electric operations of Consumers include the generation, purchase, transmission, distribution and sale of electricity. At year-end 1999, it served 1.67 million customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition, subject to appropriate regulatory treatment that allows an adjustment to Consumers rates to compensate for the loss of revenues from such customers.

Consumers' electric operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. Total electric sales in 1999 were 41 billion kWh, a 2.5 percent increase over 1998 levels including a
2.8 percent increase in system sales to Consumers' ultimate customers.

Consumers achieved a 1999 winter peak demand of 6,093 MW and a summer peak demand of 7,460 MW. Based on the summer peak, Consumers' reserve margin was 14.7 percent in 1999 compared to 21.1 percent in 1998. Consumers estimates that during the summer of 2000, it will be able to satisfy its peak demand with a 9.3 percent reserve margin from a combination of its owned electric generating plants and existing long-term purchase contracts and a 16.7 percent reserve margin when short-term electricity purchase contracts or options as well as other arrangements are added. This estimate is based on 235 MW of coincident retail open access load being served by others (Consumers will offer other service providers with the opportunity to serve up to 600 MW of nominal retail open access load prior to summer 2000). If 235 MW of coincident retail open access load is not served by others, the reserve margin is expected to be approximately 15 percent.

Consumers owned and operated 31 electric generating plants in 1999 with an aggregate of 6,252 MW of capacity. In 1999, Consumers purchased 2,388 MW of net capacity, which amounted to 32 percent of Consumers' total system requirements, from other power producers, the largest being the MCV Partnership. For additional information on Consumers' electric properties, see ITEM 2. PROPERTIES
- CONSUMERS ELECTRIC UTILITY PROPERTIES. For additional information concerning a long-term power sales agreement between Consumers and PECO to resell the capacity and energy purchases under the PPA see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

FUEL SUPPLY: Consumers has four generating plant sites which use coal as a fuel source and which constitute 78.5 percent of its baseload capacity (the capacity used to serve a constant level of customer demand). Combined, these plants produce a total of 19,085 million kWhs of electricity in 1999 and required 8.9 million tons of coal. Consumers' coal inventory on December 31, 1999 amounted to approximately 40 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNCERTANTIES - OTHER ELECTRIC UNCERTANTIES.

Consumers owned two and operated one nuclear power plant during 1999. The Big Rock nuclear power plant, located near Charlevoix, Michigan was closed permanently on August 29, 1997. During 1999, the net generation of the Palisades nuclear power plant, located near South Haven, Michigan, was 5,105 million kWhs, constituting 21 percent of Consumers' baseload generation. Consumers has two contracts for uranium concentrate sufficient to provide up to 50 percent of its requirements. Consumers intends to purchase the balance of its concentrate, conversion and enrichment requirements for the next Palisades reload throughout the year 2000. Delivery of the next completed reload is scheduled for Spring 2001. Consumers intends to maximize use of the spot market for its future requirements. Consumers has contracts for nuclear fuel services and fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next three Palisades reloads with options to extend the contract for an additional two reloads. These contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

Power Generated                                                                         Millions of kWhs
---------------                                                                         ----------------

                                                  1999          1998            1997           1996         1995
                                                  ----          ----            ----           ----         ----
Coal                                            19,085        17,959          16,427         16,928       15,956
Nuclear                                          5,105         5,364           5,970          5,653        5,353
Oil                                                809           520             258            364          318
Gas                                                441           302              80             74          238
Hydro                                              365           395             467            473          420
Net pumped storage (a)                            (476)         (480)           (477)          (419)        (373)
----------------------                          ------        ------          ------         ------       ------

Total net generation                            25,329        24,060          22,725         23,073       21,912
====================                            ======        ======          ======         ======       ======


(a) Represents Consumers' 51 percent share of net generation from Ludington. This facility pumps water into a storage pond using electricity generated during off-peak hours to generate electricity later during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                                            Cost per Million Btu
                                                                                            --------------------
                                                     1999          1998            1997           1996         1995
                                                     ----          ----            ----           ----         ----
Fuel Consumed
-------------
Coal                                                $1.38         $1.45           $1.53          $1.50        $1.51
Oil                                                  2.69          2.73            2.97           2.67         2.64
Gas                                                  2.74          2.66            3.36           3.60         2.18
Nuclear                                              0.48          0.50            0.57           0.50         0.49
All Fuels (a)                                        1.27          1.28            1.29           1.27         1.27
=============                                        ====          ====            ====           ====         ====

(a) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government was to be responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning in 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not anticipate being able to accept spent nuclear fuel for storage in 2000. For a discussion of pending litigation and legislative action relating to the DOE's obligations in this regard, see ITEM 3. LEGAL PROCEEDINGS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 3. LEGAL PROCEEDINGS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 1 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Consumers' on-site storage pool at Palisades is at capacity and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three storage casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INSURANCE: At Palisades, Consumers maintains primary and excess nuclear property insurance from NEIL totaling $2.4 billion in recoverable limits. It insures against covered risks of direct property loss, decontamination, and debris removal subject to standard policy terms and conditions. Also covered by insurance are a portion of the costs arising from accidental premature decommissioning not funded by the decommissioning trust funds, and part of the remaining book value of the plant. For any loss more than

$100 million, stabilization and decontamination expenses must be satisfied before Consumers receives other claim proceeds from NEIL.

Consumers also procured coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but insurance would cover most of such costs during the next 52 weeks of the outage, followed by a reduced level of coverage for a period up to 110 additional weeks.

The permanently closed Big Rock remains insured by NEIL up to $500 million for decontamination, debris removal, and covered direct property loss subject to standard policy terms and conditions.

Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent policy limits are exceeded by a loss. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $15.5 million in any policy year if insured losses occur at its, or any other member's nuclear facility.

Consumers maintains insurance for injuries and off-site property damage insurance due to the nuclear hazard at Palisades up to the total limits of liability established by the Price-Anderson Act, which are presently approximately $9.5 billion. The Price-Anderson Act was enacted to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $200 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and U.S. government indemnity totaling $544 million.

Consumers has not obtained insurance for property damage at its nuclear plants caused by floods and earthquakes because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed.

CONSUMERS GAS UTILITY OPERATIONS

If independent, Consumers' gas utility operation would be the fifth largest gas company in the United States based upon the number of customers. Consumers' gas utility operation purchases, transports, stores, distributes and sells natural gas. As of December 31, 1999, it rendered gas sales and delivery service to 1.58 million customers and is authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where over 900,000 of the gas customers are located. Consumers owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several storage fields in Michigan. See ITEM 2. PROPERTIES - CONSUMERS GAS UTILITY PROPERTIES. Consumers and its wholly owned subsidiary, Michigan Gas Storage, inject natural gas into storage during the summer months of the year for use during the winter months when demand is higher. Consumers' gas operation is not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition, subject to appropriate regulatory treatment that allows an adjustment to Consumers rates to compensate for the loss of revenues from such customers.

Consumers' gas operation is seasonal to the extent that peak demand usually occurs in winter due to colder temperatures and the resulting increased demand for heating fuels. Total deliveries of natural gas sold by Consumers and from other sellers over Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 389 bcf in 1999.

GAS SUPPLY: In 1999, Consumers purchased 80 percent of its required gas supply under contracts longer than one year. Total 1999 purchases included 28 percent from United States producers outside Michigan, 26 percent from Canadian producers, 15 percent from Michigan producers and 13 percent from the spot market. The remaining 18 percent of gas burned by customers was supplied by authorized suppliers in the experimental gas customer choice program which started in April 1998.

Consumers' firm transportation agreements (excluding agreements with its wholly owned subsidiary Michigan Gas Storage Company) are with Trunkline, Panhandle, ANR Pipeline Company and Great Lakes Gas Transmission, L.P. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements are capable of carrying over 90 percent of Consumers' total gas supply requirements. As of December 31, 1999, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                           Volume
                                           ------
                                       (dekatherms/day)                      Expiration
                                       ----------------                      ----------
Trunkline                                            336,375            October   2002

Panhandle                                             40,000            March     2000
                                                      25,000            March     2000

ANR Pipeline Company                                  10,000            December  2001
                                                       6,000            December  2002
                                                      83,790            October   2003

Great Lakes Gas Transmission, L.P.                    85,092            March     2004
==================================                    ======            =====     ====

Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible transportation service and the use of it primarily varies with the price for such service and the availability and price of the spot supplies to be purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully subscribed its firm transportation service.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING

CMS Gas Transmission, formed in 1988, owns, develops and manages domestic and international natural gas facilities consisting of a total of 21,359 miles of pipeline (including 488 miles of projects under construction) with a daily capacity of approximately 10.0 bcf per day. At December 31, 1999, CMS Gas Transmission had processing capabilities of approximately 1.0 bcf per day of natural gas. Its Michigan carbon dioxide removal plants processed approximately 330 MMcf per day, representing more natural gas processed than any other processor in the State of Michigan.

CMS Energy expanded the importance of this business segment with the recent acquisition of the Panhandle Companies. In addition, CMS Gas Transmission acquired a natural gas pipeline in Western Australia and gathering systems and processing plants in the panhandle region of Texas and Oklahoma and the Powder River region of Montana and Wyoming. CMS Gas Transmission's operating revenue in 1999 was $785 million.

In March 2000, CMS Gas Transmission through Trunkline acquired a 1.0 bcf natural gas and condensate pipeline in the Gulf of Mexico offshore Louisiana, west of an existing Trunkline system. The system consists of five offshore valving platforms and one compressor platform, 405 miles of offshore pipeline, 40 miles of onshore pipeline and one compressor station. Also in March 2000, Panhandle, as part of its strategy to maximize the use of existing assets, announced an agreement to form a limited liability company to extend and convert an existing 26" Trunkline pipeline from natural gas transmission service to liquid products service by the end of 2001. Each of the three parties, including Panhandle, will own a one-third interest in the limited liability company.

Panhandle's throughput volumes for the years 1995 to 1999 were 1,182 Tbtu, 1,319 Tbtu, 1,279 Tbtu, 1,141 Tbtu and 1,139 Tbtu, respectively. A majority of delivered volumes of Panhandle's interstate pipelines represents gas transported under long-term service agreements with local distribution company customers in the pipeline's market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission of Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

For additional information, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS.


INDEPENDENT POWER PRODUCTION

CMS Generation, formed in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants both in the United States and internationally. As of December 31, 1999, CMS Generation had ownership interests in operating power plants totaling 8,110 gross MW (3,713 net MW) throughout the United States and in Argentina, Australia, Chile, India, Jamaica, Morocco, the Philippines and Thailand. At year-end 1999, its projects range in size from 3 MW to 2,000 MW and are powered by water, coal, natural gas, oil, wood, wind and waste material. Additional projects totaling approximately 4,847 gross MW are under construction or advanced development at December 31, 1999.

The MCV Partnership was formed in January 1987 to convert a portion of an abandoned Midland County, Michigan nuclear plant owned by Consumers into the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in a partnership which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent. CMS Midland owns a 49 percent general partnership interest in the MCV Partnership. The MCV Facility has a gross capacity of 1,370 MW.

The rapid growth in CMS Generation's generating capacity has been matched by growth in this business segment's operating revenue. In 1999, Independent Power Production's operating revenue, which includes revenues from CMS Generation, the MCV Facility and the MCV Partnership, was $390 million. For additional information, see ITEM 2. PROPERTIES - CMS ENERGY OTHER PROPERTIES and ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

OIL AND GAS EXPLORATION AND PRODUCTION

CMS Oil and Gas (formerly known as CMS NOMECO Oil & Gas Co.), formed in 1967, conducts oil and gas exploration and development operations throughout the United States and seven other countries. Historically, most domestic operations focused on gas exploration and production in Michigan and Texas and coal bed methane exploration and production in Wyoming. The international operations focus on oil exploration and production and are distributed across two other continents. We anticipate that future domestic operations will focus on oil and gas exploration and production in Texas and coal bed methane exploration and production in Wyoming. International operations focus on oil exploration and production and are located in South America and Africa. In 1999, CMS Oil and Gas achieved production levels of 7.7 million barrels of oil, condensate and plant products and 26.4 bcf of gas. CMS Oil and Gas' proven oil and gas reserves total
248.2 million net equivalent barrels reflecting a balanced portfolio of high-quality reserves, including 47 percent oil and condensate and 53 percent natural gas.

During 1999, CMS Oil and Gas participated with a working interest in drilling wells as follows:

                                                               Number of
                                    Number of Wells            Successful Wells           Success Ratio
Type of Well                        Gross        Net           Gross         Net          Gross      Net
------------                        -----        ---           -----         ---          -----      ---
Exploratory                            5        2.16             5           2.16          100%      100%
Development                           32       23.70            31          22.96           97%       97%
                                      --       -----            --          -----

Total                                 37       25.86            36          25.12           97%       97%
=====                                 ==       =====            ==          =====         =====     =====

The preceding table does not include CMS Oil and Gas' participation in coal bed methane gas wells in Wyoming and Montana, where CMS Oil and Gas drilled 160 wells (77.3 net) during 1999.

CMS Oil and Gas' operating revenue was $98 million in 1999. For additional information, see ITEM 2. PROPERTIES - CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES and ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS.

MARKETING, SERVICES AND TRADING

CMS MST, formed in 1996, provides gas, oil, coal and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and internationally. CMS MST has grown dramatically since its inception. CMS Energy intends to use CMS MST to enhance performance of CMS Energy assets, such as gas reserves and power plants. CMS MST markets annually approximately 470 bcf of natural gas, 3,709 gigawatt-hours of electricity, 23 million barrels of crude oil and 6.5 million barrels of natural gas liquids. CMS MST also provided energy management services to 1,600 projects in the past 36 months. In 1999, CMS MST acquired an energy services company and an independent energy consulting firm in Kansas City, Missouri and Toronto, Canada, respectively. These acquisitions expanded CMS MST's presence in 22 cities in the United States and in Oakville, Montreal and Vancouver, Canada. At December 31, 1999, CMS MST had more than 10,000 customers, transported gas on more than 30 gas pipelines and was active in 35 states and 2 countries. CMS MST's operating revenue in 1999 was $799 million. For additional information, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS -MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.

INTERNATIONAL ENERGY DISTRIBUTION

CMS Electric and Gas, formed in 1996, is CMS Energy's international energy distribution subsidiary. As of February 2000, it has ownership interests in electric distribution companies which provide service in the states of Sao Paulo and Minas Gerais in Brazil, the province of Entre Rios in Argentina, and on Margarita Island in Venezuela. These electric distribution companies serve a total of 464,000 customers with electricity sales of 3,096 GWh in 1999, after accounting for the sale in January 2000 of CMS Electric and Gas' interest in Companhia Forca Luz Cataguazes - Leopoldina and its subsidiaries in Brazil.

SALES BETWEEN BUSINESS SEGMENTS

CMS Energy's sales between business segments for the years ended December 31 were as follows:

                                                                                           In Millions
                                                                                           -----------
Years Ended December 31                                                            1999       1998        1997
-----------------------                                                            ----       ----        ----
Oil and Gas Exploration and Production                                             $45        $64         $75
Natural Gas Transmission, Storage and Processing                                    69          9           4
Marketing, Services and Trading                                                     73         68          16

CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION

CMS Energy is exempt from registration under PUHCA. CMS Energy, Consumers, Panhandle and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

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

RATE PROCEEDINGS: In 1996, the MPSC issued orders that established the electric authorized rate of return on common equity at 12.25 percent and the gas authorized rate of return at 11.6 percent.

MPSC REGULATORY AND MICHIGAN LEGISLATIVE CHANGES: State regulation of the retail electric and gas utility businesses is in the process of undergoing significant changes. For example, the MPSC issued several orders in 1997, 1998, and 1999 restructuring the electric power industry in Michigan. Under these orders, which Consumers has voluntarily agreed to implement, Consumers will allow certain customers the election of purchasing electric power directly from other suppliers, such as independent power producers, power marketers and other utilities. Consumers will continue to transmit and distribute such power purchases to the end-use retail customers. Importantly, the orders provide for full recovery by Consumers of its Stranded Costs. This electric customer choice program commenced in September 1999 and will be phased in to cover 750 MW of Consumers' retail market by 2001. On January 1, 2002, all of Consumers' electric customers will have this option. Several MPSC orders related to restructuring are subject to claims of appeal filed with the Court of Appeals. These appeals question whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis and challenge various other aspects of these restructuring orders. Several bills relative to electric and gas industry restructuring were introduced in the

Michigan House of Representatives or Senate for consideration in the 1999-2000 legislative session. For additional information concerning the electric industry restructuring, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - CONSUMERS' ELECTRIC UTILITY OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -
OUTLOOK - ELECTRIC UTILITY OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 TO CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

As a result of regulatory changes in the natural gas industry, gas distribution companies like Consumers transport the natural gas commodity, which is sold to customers by competitors like gas producers, marketers and others. In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation program eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary, and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 customers per year. As of December 31, 1999, more than 176,000 customers chose alternative gas suppliers, representing approximately 42.2 bcf of gas customer requirements. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to these retail customers in direct competition with Consumers. For additional information concerning the MPSC order, see ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 TO CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the "gas choice program". For additional information concerning this proposed legislation, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - CONSUMERS' GAS UTILITY OUTLOOK, and ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - GAS UTILITY OUTLOOK.

RETAIL WHEELING PROCEEDINGS: In April 1994, the MPSC issued an opinion and interim order that approved the framework for a five-year experimental retail direct-access program for "wheeling" of electric power purchased by customers from other suppliers over the transmission systems of Consumers and Detroit Edison. No customers ever took service under this program. After various appeals, in June 1999, the Michigan Supreme Court held that the MPSC does not have statutory authority to order a utility to provide a mandatory retail wheeling service. For additional information concerning the MPSC order and appeals, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - CONSUMERS' ELECTRIC UTILITY OUTLOOK - RESTRUCTURING, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND
ANALYSIS - OUTLOOK - ELECTRIC UTILITY OUTLOOK - RESTRUCTURING and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 TO CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

FERC has limited rate jurisdiction over several independent power projects and some exempt wholesale generators in which CMS Generation and Panhandle have ownership interests. FERC also has more comprehensive jurisdiction over Michigan Gas Storage, Panhandle Eastern Pipe Line Company, and Trunkline as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged. Under certain circumstances, FERC also has the power to modify gas tariffs of interstate pipeline companies. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. Panhandle Eastern Pipe Line Company, Trunkline, and Pan Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce. See ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 TO PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, incorporated by reference herein.

Certain aspects of Consumers' electric operations are also subject to regulation by FERC, including:

- compliance with FERC's accounting rules and other regulations under the Federal Power Act;

-        the transmission of electric energy in interstate commerce;

- the rates and charges for the sale of electric energy at wholesale and transmission of electrical energy in interstate commerce;

- the transfer of certain assets, including transfers by corporate mergers, the sale of certain facilities;

-        the construction, operation and maintenance of hydroelectric projects;
         and

-        the issuance of securities, as provided by the Federal Power Act.

FERC regulations, together with the 1992 enactment of the Energy Policy Act have effectively granted independent power producers and electricity marketers "direct access" to the interstate electric transmission systems owned by electric utilities. All electric utilities are required to offer transmission services to new market entrants on a non-discriminatory basis under tariffs approved by the FERC. For a discussion of the effect of certain FERC Orders on Consumers, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - CONSUMERS' ELECTRIC UTILITY OUTLOOK and ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - ELECTRIC UTILITY OUTLOOK. For a discussion of the effect of certain FERC orders on Panhandle see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OTHER MATTERS - REGULATORY MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 TO PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NUCLEAR REGULATORY COMMISSION

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction, operation and decommissioning of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES 2 AND 4 TO CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES 1 AND 2 TO CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to Office of Fossil Fuels of the Department of Energy.

Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.


CMS ENERGY, CONSUMERS AND PANHANDLE ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers and Panhandle and their subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. Management believes that the responsible administration of CMS Energy's, Consumers' and Panhandle's energy resources includes reasonable programs for the protection and enhancement of the environment. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 4 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. For additional information on Panhandle's environmental matters, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - ENVIRONMENTAL MATTERS and ITEM 8. PANHANDLE'S FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 11 - COMMITMENTS AND CONTINGENCIES ENVIRONMENTAL MATTERS.

Consumers installed modern stack emission control and monitoring systems at its electric generating plants and converted electric generating units to burn cleaner fuels. It has worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and compacted clay. Consumers also sells fly ash for use as a filler for asphalt and for incorporation into concrete products. It has also worked with local, state and national organizations on waste minimization and pollution prevention initiatives. Such work includes enhancing particular Consumers' lands for the benefit of wildlife, and providing recreational access to its lands. Finally, it has worked with universities and other institutions on projects to protect and, in some instances, propagate threatened or endangered species. This effort included making financial contributions to a variety of environmental enhancement projects. Capital expenditures by Consumers for environmental protection additions were $37 million in 1999. Consumers estimates 2000 expenditures at $103 million.

Federal and state laws require air permits for certain of Consumers', Panhandle's and CMS Generation's affiliates' air emission sources. These laws require that certain affected facilities control their sources' air emissions. The appropriate agency or department for environmental protection in the state in which each facility is located has issued permits for that facility and other affected sources of air emissions. Consumers, Panhandle and CMS Generation believe that these facilities are in substantial compliance with all air permits.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from 256 to 16. At 118 of the sites from which Consumers or its subsidiaries removed UST systems, hydrocarbon releases occurred, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities resulted in Department of Natural Resources/Department of Environmental Quality concurrence in closure of 115 of those releases. The remaining releases are at various stages of cleanup completion.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970s, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These include such actions as a contingency program of removing PCB capacitors outside of substations and replacing them with non-PCB capacitors, draining large transformers and refilling them with non-PCB mineral oil, and removing PCB equipment that was found to pose a risk to food supplies or animal feed. Consumers still has a few PCB capacitors in substations. It has nearly 500,000 distribution transformers, many of which have not been tested for PCB. By regulation, unless the PCB level is known, mineral oil transformers built before July 2, 1979, are presumed to be PCB-contaminated. Other types of electrical equipment may also contain PCB. Based upon results of sampling in 1981, about 1 percent of the pole-top transformers had more than 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and its replacement with non-PCB equipment. From time to time, accidental releases occur from such equipment. Consumers typically spends less than $1 million per year for the clean up and disposal of debris and equipment from PCB releases.

National Pollutant Discharge Elimination System and equivalent State Pollutant Discharge Elimination System permits, as well as state ground water discharge permits, authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects and certain CMS Generation affiliates' facilities pursuant to state water quality standards and federal effluent limitation guidelines. The appropriate agency or department for environmental protection issued authorizations for discharges from all of Consumers' and certain CMS Generation affiliates' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including hydroelectric projects and pipeline construction projects. Consumers and CMS Generation affiliates believe that these facilities are in substantial compliance with National or State Pollutant Discharge Elimination System and groundwater discharge/exemption permits.

Certain environmental regulations affecting Panhandle include, but are not limited to:
-   The Clean Air Act Amendments of 1990; and
- The Comprehensive Environmental response, Compensation and Liability Act (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

Consumers', CMS Energy's and Panhandle's current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

For discussion of environmental matters involving Panhandle, including possible liability and capital costs, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CURRENT ISSUES - ENVIRONMENTAL and NOTE 11 TO PANHANDLE'S CONSOLIDATED FINANCIAL STATEMENTS, COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations or financial position of Panhandle.

CMS ENERGY, CONSUMERS AND PANHANDLE COMPETITION

ELECTRIC COMPETITION

Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. However, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 1999 revenues from electric operations, Consumers does not believe future loss of wholesale for retail sales to be significant. In most instances, the customers will continue to be transmission customers even if they cease to be generation customers.

A significant increase in retail electric competition is likely to occur with the introduction of retail direct access in Michigan. In a January 1998 order, the MPSC ordered retail direct access in Michigan. The MPSC order, as supplemented by additional MPSC orders issued later, as discussed above in CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION - Michigan Public Service Commission
- MPSC Regulatory Changes, calls for Consumers gradually to open its electric customer power supply requirement to competition from 1999 through 2001. The MPSC order gives all customers the right to choose their own electric supplier by January 1, 2002. Consumers' financial exposure to competition in a retail direct-access environment is limited due to: 1) the expectation of recovery of related Transition Costs attributable to retail direct access; 2) residential and small business customers decisions to remain with Consumers; and 3) the fact that Consumers will still be the deliverer of electricity.

Absent comprehensive deregulation in the retail electric commodity markets, Consumers has competition or potential competition from the following sources:
1) from the threat of customers relocating outside Consumers' service territory;
2) from the possibility of municipalities owning or operating competing electric delivery systems; 3) from customer co-generation and self-generation; 4) from adjacent municipal utilities that extend lines to customers near service territory boundaries; and 5) from marketers and brokers for customers under the previously implemented Consumers' direct-access programs. Consumers addressed this competition primarily through the offering of rate discounts and additional services. If municipalization occurred, Consumers believes it would be entitled to recovery of appropriate Transition Costs, thus mitigating the potential negative financial impact.

Consumers is beginning to offer non-commodity retail services to electric customers, and faces competition from many sources including energy management services companies, other utilities, contractors, and retail merchandisers.

CMS Energy's non-regulated electric subsidiaries primarily face competition from other marketers, brokers, financial management firms, energy management firms, and other utilities through the marketing services and trading business segment; and from other generators, marketers, brokers, and price of power on the wholesale market through the independent power production business segment.

For additional information concerning electric competition, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - CONSUMERS' ELECTRIC UTILITY OUTLOOK and ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK - ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

Competition has existed for several years, and is likely to increase, in various aspects of Consumers' gas business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Increasingly, competition comes from other suppliers of the natural gas commodity.

The Natural Gas Policy Act of 1978 resulted in the deregulation of wellhead gas prices. Supply and demand effects of the gas production marketplace substituted for the regulation. Gas competition among various wellhead suppliers subsequently increased. Order 636 effectively unbundled the transportation of natural gas from the sale of natural gas by interstate pipelines. This Order required pipelines to become common carriers. Consequently, pipelines must compete for shippers in search of low-priced transportation capacity. Consumers offers unbundled services (transportation and some storage) to its larger end-use customers who choose to acquire gas supplies from alternative sources.

Traditionally, Consumers' earnings for its gas business have not been dependent upon gas purchased and resold to customers because of gas cost recovery provisions in Michigan's Public Act 304. However, in a proactive move by Consumers to prepare for an unbundled market, where gas commodity supply is separated from gas distribution, Consumers filed a request to conduct an expanded experimental gas customer choice program which will be effective until April 2001.

Consumers is aggressively pursuing legislation to give all Michigan consumers a choice of natural gas suppliers permanently. While the prospect of passage by the Michigan Legislature is uncertain, such legislation could have a significant impact on the Consumers' natural gas business. See the discussion of the MPSC's order authorizing the expanded experimental gas program above in CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION - MPSC REGULATORY CHANGES.

CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, and brokers/marketers.

For additional information concerning gas competition, see ITEM 7. CMS ENERGY'S MANAGEMENT DISCUSSION AND ANALYSIS - OUTLOOK, ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK and ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK.

PANHANDLE COMPETITION

Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Panhandle competes directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

Natural gas competes with other forms of energy available to Panhandle's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by Panhandle.

EMPLOYEES

CMS ENERGY

As of December 31, 1999, CMS Energy and its subsidiaries, including Consumers and Panhandle, had 11,462 full-time equivalent employees of which 11,324 are full-time employees and 138 full-time equivalent employees associated with the part-time work force. Included in the total are 4,007 employees who are covered by union contracts.

CONSUMERS

As of December 31, 1999, Consumers and its subsidiaries had 8,799 full-time equivalent employees of which 8,674 are full-time employees and 125 full-time equivalent employees associated with the part-time work force. Included in the total are 3,759 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 1995. By its terms, it will continue in full force and effect until June 1, 2000.

PANHANDLE

At December 31, 1999, Panhandle had 1,060 full-time equivalent employees. Of these employees, 248 were represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC.


CMS ENERGY, CONSUMERS AND PANHANDLE FORWARD-LOOKING STATEMENTS CAUTIONARY
FACTORS.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Item 1, MD&A and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in our documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risk and uncertainty.

Any or all of our forward-looking statements in oral or written statements or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed.

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

-        ability to sell assets in accordance with our plans;
-        ability to achieve operating synergies and revenue enhancements;
-        capital and financial market conditions, including:
         -         current price of our common stock,
         -         interest rates and availability of financing,
         - market perceptions of the energy industry, our company, or any of our subsidiaries,
         -         our, or any of our subsidiaries', securities ratings, and
         -         currency exchange controls;
-        factors affecting utility and diversified energy operations, such as:
         -         unusual weather conditions,
         -         catastrophic weather-related damage,
         -         unscheduled generation outages, maintenance or repairs,
         - unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments,
         -         environmental incidents, or
         -         electric transmission or gas pipeline system constraints;
- international, national, regional and local economic, competitive and regulatory conditions and developments, particularly the trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;
-        adverse regulatory or legal decisions, including:
         - a possible MPSC order to reduce rates or refund alleged excess revenues in resolution of a complaint by ABATE, and
         -         environmental laws and regulations;
- pace, implementation and provisions for deregulation of the natural gas and electric industries whether by legislative or regulatory action, particularly:
         - the ability of the electric utility business to purchase energy at prices below that allowed in its rates due to frozen power supply cost recovery,
         - the ability of the gas utility to protect against gas price increases due to implementation of a suspended gas cost recovery,
         - the extension of the direct access pilot program to all our gas utility business customers,
         - the ability of our electric utility business to recover its current investment in generating facilities and the cost of purchased power,
         - the number of customers that will elect other power suppliers when customer choice becomes available to them,
         -         former customers generating their own power, and
         -         new pricing structures;
- federal regulation of electric sales and transmission of electricity that grants independent power producers and electricity marketers "direct access" to the interstate electric transmission systems owned by electric utilities, creating opportunity for competitors to market electricity to our wholesale customers;
- energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to higher demand, shortages, transportation problems or other developments;
-        the timing and success of business development efforts, including:
         - significant sums of money spent for international development start-up and obtaining financing is at risk until all elements of the project development are successfully finalized,

         - international projects may be expropriated, required agreements, licenses, permits and other approvals may be changed or terminated in violation of their terms, or newer or higher taxes may be imposed upon the project,
         - the local foreign currency may be devalued or the conversion of the currency may be restricted or prohibited or other actions may be taken which adversely affect the value and the recovery of the investment such as taxes, royalties, or import duties being increased, and
         - adverse financial, operating, management, or other issues with project partners;
- the increased competition caused by Federal Energy Regulatory Commission approval of new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwest from Canada, which could reduce volumes of gas transported by our natural gas transmission businesses or cause them to lower rates in order to meet competition;
- potential disruption, expropriation or interruption of facilities or operations due to accidents or political events;
- nuclear power performance, decommissioning, policies, procedures, incidents, and regulation, including spent nuclear fuel storage availability;
- technological developments in energy production, delivery and usage that may result in competitive disadvantages and create the potential for impairment of existing assets;
- financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, the Michigan Public Service Commission and similar entities with regulatory oversight;
- cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
- certain project investments made by our subsidiaries consist of minority interests, and some future investments may take the form of minority interests, which limits our ability to control the development or operation of the project;
- other uncertainties, all of which are difficult to predict and many of which are beyond our control; and
- other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's Securities and Exchange Commission filings or in other publicly disseminated written documents.

CMS Energy, Consumers, Panhandle and their affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Act. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. In particular, you should read the discussion in the section entitled "Forward-Looking Statements" in our most recent reports to the Securities and Exchange Commission on Form 10-Q or Form 8-K filed subsequent to this Form 10-K.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS
As of February 29, 2000

Name                                Age               Position                                       Period
----                                ---               --------                                       ------
William T. McCormick, Jr.           55    Chairman of the Board and Chief
                                           Executive Officer of CMS Energy                        1987-Present
                                          Chairman of the Board of Consumers                      1985-Present
                                          Chairman of the Board of Enterprises                    1987-Present
                                          Chairman of the Board and Chief
                                           Executive Officer of Enterprises                       1987-1995

Victor J. Fryling                   52    President and Chief Operating Officer
                                           of CMS Energy                                          1996-Present
                                          Vice Chairman of the Board and President
                                           of Consumers                                           1998-Present
                                          President and Chief Executive Officer
                                           of Enterprises                                         1995-Present
                                          President of Consumers                                  1997-1998
                                          President of CMS Energy                                 1992-1995
                                          President of Enterprises                                1993-1995

John W. Clark                       55    Senior Vice President of CMS Energy                     1987-Present
                                          Senior Vice President of Consumers                      1985-Present

James W. Cook                       59    Senior Vice President of CMS Energy                     1995-Present
                                          Senior Vice President of Enterprises                    1994-Present
                                          Executive Vice President of Enterprises                 1989-1994
                                          President and Chief Executive Officer
                                           of CMS Generation                                      1989-1995

Preston D. Hopper                   49    Senior Vice President, Controller and
                                           Chief Accounting Officer of CMS Energy                 1996-Present
                                          Senior Vice President and Chief
                                           Accounting Officer of Enterprises                      1997-Present
                                          Vice President, Controller and
                                           Chief Accounting Officer of CMS Energy                 1992-1996
                                          Senior Vice President and Controller of
                                           Enterprises                                            1996-1997
                                          Vice President and Controller of
                                           Enterprises                                            1992-1996

    Name                            Age               Position                                       Period
    ----                            ---               --------                                       ------
Rodger A. Kershner                  51    Senior Vice President and General
                                           Counsel of CMS Energy                                  1996-Present
                                          Senior Vice President and General
                                           Counsel of Enterprises                                 1996-Present
                                          Vice President, General Counsel
                                           and Assistant Secretary of Enterprises                 1989-1995
                                          Deputy General Counsel and Assistant
                                           Secretary of CMS Energy                                1994-1995

Alan M. Wright                      54    Senior Vice President and Chief
                                           Financial Officer of CMS Energy                        1998-Present
                                          Senior Vice President and Chief
                                           Financial Officer of Consumers                         1993-Present
                                          Senior Vice President and Chief
                                           Financial Officer of Enterprises                       1998-Present
                                          Senior Vice President, Chief Financial
                                           Officer and Treasurer of Enterprises                   1994-1998
                                          Senior Vice President, Chief Financial
                                           Officer and Treasurer of CMS Energy                    1994-1998

Rodney E. Boulanger                 59    Senior Vice President of Enterprises                    1996-Present
                                          President and Chief Executive Officer
                                           of CMS Generation                                      1995-Present

Carl L. English                     53    Executive Vice President of Consumers
                                           and President and Chief Executive
                                           Officer - Gas Business Unit                            1999-Present
                                          Vice President of Consumers                             1990-1999

Bradley W. Fischer                  53    President and Chief Executive Officer
                                           of CMS Oil and Gas                                     1998-Present
                                          Vice President of CMS Oil and Gas                       1997-1998

William J. Haener                   58    Senior Vice President of Enterprises                    1998-Present
                                          President and Chief Executive Officer
                                           of CMS Gas Transmission                                1994-Present

Name                                Age               Position                                       Period
----                                ---               --------                                       ------
David W. Joos                       46    Executive Vice President of Consumers
                                           and President and Chief Executive
                                           Officer - Electric Business Unit                       1997-Present
                                          Executive Vice President of Consumers
                                           and Chief Operating Officer -
                                           Electric Business Unit                                 1994-1997
                                          Senior Vice President of Consumers                      1994-1994
                                          Vice President of Consumers                             1990-1994

Tamela W. Pallas                    42    President and Chief Operating Officer
                                           of CMS MST                                             1999-Present

Christopher A. Helms                45    President and Chief Operating Officer
                                           of Panhandle Eastern Pipe Line Company                 1999-Present

Robert A. Fenech                    52    Senior Vice President of Consumers                      1997-Present
                                          Vice President of Consumers                             1994-1997

Doris F. Galvin                     45    Senior Vice President of CMS
                                           Enterprises                                            1999-Present
                                          Vice President and Treasurer of
                                           CMS Energy                                             1998-1999
                                          Vice President and Treasurer of
                                           CMS Enterprises                                        1998-1999
                                          Treasurer of CMS Oil and Gas                            1997-1999
                                          Vice President and Treasurer of
                                           Consumers                                              1993-1999

David A. Mikelonis                  51    Senior Vice President and General
                                           Counsel of Consumers                                   1988-Present

Paul N. Preketes                    50    Senior Vice President of Consumers                      1999-Present
                                          Vice President of Consumers                             1994-1999

Dennis DaPra                        57    Vice President and Controller of
                                           Consumers                                              1991-Present

Ms. Pallas has served as President and Chief Operating Officer of CMS MST since November 1999. From 1997 until November 1999, Ms. Pallas served as Senior Vice President of Reliant Energy. From 1992 until 1997, Ms. Pallas was employed by Basis Energy as a Senior Vice President.

Mr. Helms has served as President and Chief Operating Officer of Panhandle Eastern Pipe Line Company since March 1999. From 1993 through March 1999, Mr. Helms served as Director of Corporate Development and Vice President of Corporate Affairs, respectively, of Duke Energy Corporation.

Mr. DaPra is an executive officer of Consumers but not of CMS Energy.

The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of each of CMS Energy and Consumers (scheduled to be held on May 26, 2000).

There are no family relationships among executive officers and directors of CMS Energy and Consumers.

                               ITEM 2. PROPERTIES.


CHARACTER OF OWNERSHIP

The principal properties of CMS Energy, Consumers and their subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. The statements under this item as to ownership of properties are made without regard to tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances, and other outstanding rights. None of these outstanding rights impair the usefulness of such properties.

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

CONSUMERS ELECTRIC UTILITY PROPERTIES

At December 31, 1999, Consumers' electric generating system consists of four fossil-fueled coal plant sites, one oil/gas plant, one gas plant, one pumped storage hydroelectric facility, one nuclear plant, eight gas combustion turbine plants and 13 conventional hydroelectric plants.



                                                                       1999 Summer Net              1999 Net
                                                                        Demonstrated               Generation
                                              Size and Year              Capability                (Thousands
Name and Location (Michigan)                Entering Service             (Kilowatts)                of kWhs)
------------------------------------------------------------------------------------------------------------
COAL GENERATION
  J H Campbell 1&2 - West Olive          2 Units, 1962-1967                609,000                 4,012,534
  J H Campbell 3 - West Olive            1 Unit,  1980                     737,100(a)              5,279,004
  D E Karn - Essexville                  2 Units, 1959-1961                515,000                 3,515,678
  B C Cobb - Muskegon                    2 Units, 1956-1957                300,000                 2,087,808
  J R Whiting - Erie                     3 Units, 1952-1953                310,000                 2,110,618
  J C Weadock - Essexville               2 Units, 1955-1958                310,000                 2,079,779
                                                                         -----------------------------------

Total coal generation                                                    2,781,100                19,085,421
                                                                         -----------------------------------

OIL/GAS GENERATION
  B C Cobb - Muskegon                    1 Unit,  1999                      60,000(b)                 27,113
  D E Karn - Essexville                  2 Units, 1975-1977              1,276,000                 1,160,699
                                                                         -----------------------------------

Total oil/gas generation                                                 1,336,000                 1,187,812
                                                                         -----------------------------------

LUDINGTON PUMPED STORAGE                 6 Units, 1973                     954,700(c)               (475,561)(d)
                                                                         -----------------------------------

NUCLEAR GENERATION
  Palisades - South Haven                1 Unit, 1971                      760,000                 5,104,581
                                                                         -----------------------------------

GAS/OIL COMBUSTION TURBINE
 GENERATION                              8 Plants, 1966-1999               346,800(e)                 62,415
                                                                         -----------------------------------

CONVENTIONAL HYDRO GENERATION            13 Plants, 1907-1949               73,500                   364,684
                                                                         -----------------------------------

Total owned generation                                                   6,252,100                25,329,352
                                                                                                  ==========

PURCHASED AND INTERCHANGE POWER CAPACITY                                 1,824,500(f)

Total                                                                    8,076,600
============================================================================================================

(a) Represents Consumers' share of the capacity of the Campbell Plant Unit 3, net of 6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b) Consumers is in the process of converting two previously retired B C Cobb coal units to natural gas. The conversion of these units, totaling 120 MW, is expected to be completed mid-year 2000.

(c) Represents Consumers' share of the capacity of Ludington. Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant, and the capacity of the plant is shared accordingly.

(d) Represents Consumers' share of net pumped storage generation. This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(e) Includes 1.8 MW diesel generator entering service in 1999.

(f) This amount includes: (i) dispatchable and must-take contracts with a duration of six-months or longer, including 1,240 MW of purchase contract capacity from the MCV Facility, and (ii) an obligation of approximately 52 MW to the co-owners of the Campbell 3 Units which is not otherwise reflected in purchased capacity in ITEM 1. BUSINESS - CONSUMERS ELECTRIC UTILITY OPERATIONS. This amount does not include (A) 128 MW of purchased capacity not required to be included prior to the year 2000 under certain regulations and capacity being used as back-up service and (B) 488 MW (net) of contracts with a duration less than 6 months; whereby both (A) and (B) are reflected in purchased capacity in
ITEM 1. BUSINESS - CONSUMERS ELECTRIC UTILITY OPERATIONS.

Consumers owns 8,640 miles of electric transmission lines operating at up to 345 kilovolts, owns 60,456 miles of electric distribution lines and owns substations having an aggregate transformer capacity of 40,452,870 kilovoltamperes.

CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 23,933 miles of distribution mains and 1,156 miles of transmission lines throughout the lower peninsula of Michigan. Consumers owns and operates six compressor stations with a total of 115,400 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate storage capacity of 221.3 bcf.


Field Name                          Location                                   Storage Capacity (bcf)
------------------------------------------------------------------------------------------------------
Overisel                            Allegan and Ottawa Counties                                   62.0
Salem                               Allegan and Ottawa Counties                                   35.0
Ira                                 St Clair County                                                6.8
Lenox                               Macomb County                                                  3.5
Ray                                 Macomb County                                                 64.5
Northville                          Oakland, Washtenaw and Wayne Counties                         12.1
Puttygut                            St Clair County                                               14.6
Four Corner                         St Clair County                                                3.8
Swan Creek                          St Clair County                                                 .6
Hessen                              St Clair County                                               17.0
Lyon - 34                           Oakland County                                                 1.4
======================================================================================================

Michigan Gas Storage owns and operates two compressor stations with a total of 46,600 installed horsepower. Its transmission system consists of 518 miles of pipelines within the lower peninsula of Michigan.

Michigan Gas Storage's gas storage fields, listed below, have an aggregate certified storage capacity of 109.5 bcf.


                                                                              Total Certified
Field Name                          Location                              Storage Capacity (bcf)
------------------------------------------------------------------------------------------------
Winterfield                         Osceola and Clare Counties                   72.3
Cranberry Lake                      Clare and Missaukee Counties                 28.2
Riverside                           Missaukee County                              9.0
================================================================================================

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

CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

Net oil and gas production by CMS Oil and Gas for the years 1997 through 1999 is shown in the following table.


                                                      1999              1998             1997
---------------------------------------------------------------------------------------------
Oil and condensate (Mbbls) (a)                       7,288             7,307            6,564
Natural gas (MMcf) (a)                              26,412            26,495           27,157
Plant products (Mbbls) (a)                             396               413              321
Average daily production (b)
  Oil (Mbbls)                                         24.8              23.8             20.5
  Gas (MMcf)                                         119.6              89.3             89.1

Reserves to annual production ratio
  Oil (MMbbls)                                        15.2              11.5             14.3
  Gas (bcf)                                           29.9              21.3             11.9
=============================================================================================

(a) Revenue interest to CMS Oil and Gas
(b) CMS Oil and Gas working interest (includes CMS Oil and Gas' share of royalties)

The following table shows CMS Oil and Gas' undeveloped net acres of oil and gas leasehold interests.


December 31                                                     1999                    1998
--------------------------------------------------------------------------------------------
Wyoming                                                      177,691                 137,098
Montana                                                       96,994                 107,242
Michigan                                                      71,718                 113,911
Texas (including offshore acreage)                            50,735                  18,657
Indiana                                                       12,212                  10,293
Ohio                                                           6,887                   9,394
Louisiana (including offshore acreage in 1998)                 3,480                   4,155
Other states                                                       -                     583
                                                          ----------------------------------

Total domestic                                               419,717                 401,333
                                                          ----------------------------------

Venezuela                                                    339,521                 339,521
Colombia                                                     251,680                 294,157
Cameroon                                                     187,636                 187,636
Equatorial Guinea                                            148,977                 117,366
Ecuador                                                       66,430                  66,430
Tunisia                                                       64,761                  64,761
Congo                                                         17,364                  17,364
Cote d'Ivoire                                                      -                  89,868
                                                          ----------------------------------

Total international                                        1,076,369               1,177,103
                                                          ----------------------------------

Total net acres                                            1,496,086               1,578,436
============================================================================================

The following table shows CMS Oil and Gas' estimated proved reserves of oil and gas for the years 1997 through 1999.


                                               Total Worldwide           United States             International
-----------------------------------------------------------------------------------------------------------------
                                               Oil        Gas            Oil        Gas            Oil       Gas
                                             (MMbbls)    (bcf)         (MMbbls)    (bcf)         (MMbbls)   (bcf)
-----------------------------------------------------------------------------------------------------------------
PROVED DEVELOPED AND
UNDEVELOPED RESERVES

December 31, 1996                              76.4      323.2            1.8      273.7           74.6     49.5
  Revisions and other changes                  10.6        6.4            0.2       (7.2)          10.4     13.6
  Extensions and discoveries                    9.9       26.3            0.3       14.6            9.6     11.7
  Acquisitions of reserves                      8.3          -              -          -            8.3        -
  Sales of reserves                               -       (6.5)             -       (6.5)             -        -
  Production                                   (6.9)     (27.2)          (0.7)     (26.5)          (6.2)    (0.7)
                                             --------------------------------------------------------------------

December 31, 1997                              98.3      322.2            1.6      248.1           96.7     74.1
  Revisions and other changes                  (8.2)     (27.4)           0.5      (28.8)          (8.7)     1.4
  Extensions and discoveries                    3.3      278.3              -        7.4            3.3    270.9
  Acquisitions of reserves                      2.9       17.4              -          -            2.9     17.4
  Sales of reserves                               -          -              -          -              -        -
  Production                                   (7.7)     (26.5)          (0.7)     (24.6)          (7.0)    (1.9)
                                             --------------------------------------------------------------------

December 31, 1998                              88.6      564.0            1.4      202.1           87.2    361.9
  Revisions and other changes                  15.2      135.2            0.5        4.1           14.7    131.1
  Extensions and discoveries                   12.0       23.2            0.7       21.1           11.3      2.1
  Acquisitions of reserves                      8.8       92.1              -          -            8.8     92.1
  Sales of reserves                               -          -              -          -              -        -
  Production                                   (7.7)     (26.4)          (0.7)     (23.1)          (7.0)    (3.3)
                                             --------------------------------------------------------------------

December 31, 1999                             116.9      788.1            1.9      204.2          115.0    583.9
================================================================================================================

ESTIMATED PROVED DEVELOPED RESERVES (a)

December 31, 1996                              39.2      270.0            1.8      270.0           37.4        -
December 31, 1997                              45.3      267.8            1.7      238.2           43.6     29.6
December 31, 1998                              50.6      448.8            1.4      197.8           49.2    251.0
December 31, 1999                              74.3      652.7            1.8      191.8           72.5    460.9
================================================================================================================


EQUITY INTEREST IN ESTIMATED
PROVED RESERVES OF COMECO
PETROLEUM, INC. (YEMEN) (B)

December 31, 1996                              3.2        -              -          -               3.2       -
December 31, 1997                                -        -              -          -                 -       -
December 31, 1998                                -        -              -          -                 -       -
December 31, 1999                                -        -              -          -                 -       -
===============================================================================================================

(a) The government license in Venezuela is an oil service contract whereby CMS Oil and Gas is paid a fee per barrel for oil discovered, lifted, and delivered to Maraven S.A., a subsidiary of Petroleos de Venezuela S.A.. Additionally, CMS Oil and Gas receives a fee for reimbursement of certain capital expenditures. The volumes presented represent actual production with respect to which CMS Oil and Gas is paid a per barrel fee.
 (b) CMS Oil & Gas holdings in Comeco Petroleum, Inc. sold on December 5, 1997.

PANHANDLE PROPERTIES

PANHANDLE GAS TRANSMISSION PROPERTIES

Panhandle owns approximately 10,400 miles of interstate pipeline systems. Panhandle Eastern Pipe Line Company's natural gas transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan. Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines, 18 mainline compressor stations and one offshore compressor platform.

Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

PANHANDLE GAS STORAGE PROPERTIES

Effective April 1, 1999, Panhandle Eastern Pipe Line Company transferred four underground storage fields located in Kansas, Illinois, Michigan and Oklahoma with working gas capacity of 57 bcf to its subsidiary, Pan Gas Storage. Panhandle Eastern Pipe Line Company contracts with Pan Gas Storage for storage service. Trunkline owns and operates one 13 bcf storage field in Louisiana. Since the implementation of Order 636, Panhandle Eastern Pipe Line Company, Trunkline and Pan Gas Storage each provide firm and interruptible storage on an open-access basis. In addition to owning and operating storage fields, Panhandle also leases storage capacity. Panhandle Eastern Pipe Line Company and Trunkline have retained the right to use up to 15 bcf and 10 bcf, respectively, of their storage capacity for system needs.

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

Consumers owns or leases three principal general office buildings in Jackson, Michigan and 51 field offices at various locations in Michigan's lower peninsula. Of these, two general office buildings and 14 field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.

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

In Michigan, CMS Gas Transmission has ownership interests in natural gas pipelines with transmission capacity of 770 MMcf per day, and gathering systems with capacity of 385 MMcf per day. CMS Gas Transmission also owns five treating plants that remove carbon dioxide from up to 360 MMcf per day of natural gas. CMS Gas Transmission owns a hydrocarbon fractionation plant, which has a capacity of 30,000 barrels per day, and has a 51 percent ownership interest in an underground storage terminal for liquified petroleum gas products, which has a storage capacity of 6,600,000 barrels.

CMS Gas Transmission owns CMS Field Services (formerly Continential Natural Gas, Inc. and Heritage Gas Services, L.L.C.), which is based in Oklahoma and Texas and operates over 4,300 miles of gas gathering systems and four active processing plants producing 500,000 gallons per day of natural gas liquids. CMS Field Services has a 51 percent interest in Bighorn Gas Gathering L.L.C. (Bighorn), which began service in December 1999. Bighorn serves the northern part of northeastern Wyoming's Powder River Basin and has a gathering capacity of more than 250 million cubic feet per day of coal bed methane gas. It delivers gas to the Fort Union Gathering System (Fort Union) and other market areas via interstate pipelines connected to Fort Union. Bighorn consists of 60 miles of large-diameter gathering pipeline, with about 40 additional miles under construction. CMS Field Services also has a one-third interest in the Fort Union Gas Gathering System, a 106 mile pipeline that will provide gathering services through the center of the Powder River Basin.

In South America, CMS Gas Transmission owns a 29.42 percent interest in TGN, which owns and operates 3,200 miles of pipeline that provides natural gas transmission service to the northern and central parts of Argentina. CMS Gas Transmission has a 20 percent interest in the 272 mile TGM pipeline, which is under construction and, when completed in mid-2000, will transport about 100 MMcf per day of natural gas from Argentina to Brazil. CMS Gas Transmission and CMS Generation together own a 50 percent interest in GasAtacama, which went into service in 1999. GasAtacama owns and operates a 585 mile, 20-inch diameter pipeline that originates in northern Argentina and transports natural gas across the Andes

Mountains to northern Chile. The pipeline supplies GasAtacama's 720 MW electric generating units. An 88 mile extension to supply a power plant connected to Chile's central electricity grid was completed in January 2000.

In western Australia, CMS Gas Transmission owns a 260 mile pipeline that transports natural gas from the north Perth Basin to markets in the Perth area. In December 1998 and April 1999, a consortium in which CMS Gas Transmission has a 45 percent interest acquired an 88 percent interest in the 860 mile Goldsfields Gas Transmission Pipeline, which transports natural gas from the Northwest Shelf to the mining regions of western Australia.

CMS Gas Transmission and a partner are constructing a methanol plant in Equatorial Guinea in west Africa. The plant, which will go into service in mid-2001, will have a capacity of 2,500 metric tons per day and will use about 115 MMcf of residue gas from the CMS Oil and Gas facilities nearby.

CMS Gas Transmission also has an ownership interest in an enhanced oil recovery project which involves flooding depleted oil reservoirs with carbon dioxide.

CMS Electric and Gas owns electric distribution facilities in South America. Empresa Distribuidora de Electricidad de Entre Rios S.A. serves approximately 233,000 customers in the province of Entre Rios, Argentina. Sistema Electrico Nueva Esparta C.A. serves more than 91,000 customers on Margarita Island, Venezuela. In October 1999, CMS Electric and Gas purchased Companhia Paulista de Energia Eletrica (CPEE), which serves more than 139,000 customers in the states of Minas Gerais and Sao Paulo, Brazil. Through its ownership in CPEE, CMS Electric and Gas has ownership interests in three additional electric distribution facilities, Companhia Sue Paulista de Energia, Companhia Jaguari de Energia and Companhia Luz e Forca de Mococa.

CMS Energy, through certain subsidiaries; owns a 50 percent interest in Bay Harbor Company, L.L.C., a development in Emmet County, Michigan and owns approximately 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan. In December 1999, the undeveloped land in Muskegon County, Michigan was sold.

The following table shows interests in independent power plants at December 31, 1999.


          Location                                     Ownership Interest (%)          Gross Capacity (MW)
----------------------------------------------------------------------------------------------------------
CMS GENERATION

  Wood-Fueled
          Domestic                                         37.8 - 50.0                          155
  Fossil-Fueled
          Domestic                                         8.8 - 100.0                          813
          International
            Andhra Pradesh, India                                 25.3                          235
            Mendoza Province, Argentina                           92.6                          540
            Port of Jorf Lasfar, Morocco                          50.0                          660
            Prachinburi Province, Thailand                        66.2                          300
            Second Region, Chile                                  50.0                          555
            State of Victoria, Australia                          49.6                        2,000
            Tamil Nadu, India                                     49.0                          200
            Other                                           41.2-100.0                          337
  Scrap Tire-Fueled
          Domestic                                                50.0                           31
  Hydro Generation
          Domestic                                          1.0 - 55.5                           82
          International
            Limay River, Argentina                                17.2                        1,320

  Wind Generation
          Domestic                                          8.5 - 22.7                          102

  Other
          International
            Scudder Fund, Latin America                        Various                          780
CMS MIDLAND
  Fossil-Fueled
          Midland, Michigan                                       49.0(a)                     1,370
===========================================================================================================

(a) See the previous section - CONSUMERS OTHER PROPERTIES - for more information.

For information on capital expenditures, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS - CAPITAL RESOURCES AND LIQUIDITY AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 3 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ITEM 3. LEGAL PROCEEDINGS

CMS Energy, Consumers, Panhandle and some of their subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the combined ITEM 1. BUSINESS - CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION, as well as to each of CMS Energy's, Consumers' and Panhandle's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and CMS Energy's, Consumers' and Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

CMS ENERGY

FTC CONSENT AGREEMENT: In March 1999, CMS Energy signed a consent agreement with the FTC to settle the FTC's investigation of CMS Energy's acquisition of the Panhandle Companies and to terminate the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Pursuant to the consent agreement, CMS Energy agreed that Consumers would receive natural gas tendered for delivery at all material interconnections with pipelines (other than those of the Panhandle Companies and other pipelines affiliated with CMS Energy) up to design capacity of the interconnections, except as the capacity may be reduced for maintenance or force majeure. If CMS Energy does not provide service at the agreed capacity, Consumers agrees to provide gas on Consumers' side of the interconnection and accept delayed repayment in kind. The FTC accepted the consent agreement on March 18, 1999, and this permitted the acquisition to close on March 29, 1999. The consent agreement became final on June 2, 1999 and expires on June 2, 2009. The requirements in the proposed FTC order are consistent with Consumers' previous practices, and the MPSC has approved new tariffs to reflect the proposed order.

CMS ENERGY AND CONSUMERS

ANTITRUST LITIGATION: In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against Consumers Energy Company and CMS Energy Corporation in the United States District Court for the Eastern District of Michigan. The suit alleges antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and are subject to the jurisdiction of the MPSC. In September 1998, the United States District Court for the Eastern District of Michigan granted CMS Energy's motion to dismiss the complaint for failure to state a claim against which relief may be granted. On March 31, 1999, the Court issued an opinion and order granting Consumers' motion for summary judgment, resulting in dismissal of the case. The plaintiffs appealed this decision to the 6th Circuit Court of Appeals. Each of the litigants has filed final briefs. Consumers and CMS Energy believe the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

CONSUMERS

CONSUMERS' JOINT LAWSUIT AGAINST DOE: Under the Nuclear Waste Policy Act of 1982, the DOE was required to begin accepting deliveries of spent nuclear fuel from commercial operators by January 31, 1998 for disposal, even if a permanent storage repository was not then operational. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in the United States Court of Appeals for the District of Columbia Circuit. In November 1997, the United States Court of Appeals decided that the contract between DOE and the utilities provided a potentially adequate remedy if the DOE failed to fulfill its obligations by January 31, 1998. For further information on this litigation, see Consumers' ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 1 - NUCLEAR FUEL COST incorporated by reference herein.

PANHANDLE

ILLINOIS ENFORCEMENT PROCEEDINGS: The Illinois Environmental Protection Agency has indicated that it intends to initiate an environmental enforcement proceeding relating to alleged air quality permit violations at a natural gas compressor station. This proceeding could result in a penalty in excess of $100,000. Under the terms of the sale of Panhandle to CMS Energy, as discussed see Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 1, penalties incurred related to this proceeding were retained by a subsidiary of Duke Energy. Panhandle believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

REGULATORY MATTERS: For a discussion of certain Panhandle regulatory matters, see Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 3 - REGULATORY MATTERS, as incorporated by reference herein.

OTHER MATTERS: For a discussion of Panhandle's other litigation matters, see Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 11 - LITIGATION, as incorporated by reference herein.

CMS ENERGY, CONSUMERS AND PANHANDLE

ENVIRONMENTAL MATTERS: CMS Energy, Consumers, Panhandle and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See ITEM 1. BUSINESS - CMS ENERGY, CONSUMERS AND PANHANDLE ENVIRONMENTAL COMPLIANCE; CMS Energy's, Consumers' and Panhandle's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's, Consumers' and Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS.

CMS ENERGY

None in the fourth quarter of 1999 for CMS Energy.


CONSUMERS

None in the fourth quarter of 1999 for Consumers.

                                     PART II

       ITEM 5. MARKET FOR CMS ENERGY'S, CONSUMERS' AND PANHANDLE'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS.

CMS ENERGY

Market prices for CMS Energy's Common Stock and related security holder matters are contained in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - RECAPITALIZATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION, which is incorporated by reference herein. At February 29, 2000, the number of registered shareholders totaled 68,048.

CONSUMERS

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In January, May, August and November 1999, Consumers paid $97 million, $76 million, $34 million and $55 million in cash dividends, respectively, on its common stock. In February, May, August and November 1998, Consumers paid $80 million, $49 million, $44 million and $68 million in cash dividends, respectively, on its common stock.

PANHANDLE

Panhandle's common stock is privately held by its parent, CMS Gas Transmission, and does not trade in the public market. In June, September and December 1999, Panhandle paid $13 million, $16 million and $12 million in cash dividends, respectively, on its common stock to CMS Gas Transmission. In 1998 and the first quarter of 1999, Panhandle recorded dividends on common stock of $34 million and $81 million, respectively, to a subsidiary of Duke Energy.


                        ITEM 6. SELECTED FINANCIAL DATA.

CMS ENERGY

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.

CONSUMERS

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CMS ENERGY

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

PANHANDLE

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS - MARKET RISK INFORMATION, which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - OTHER MATTERS - MARKET RISK INFORMATION, which is incorporated by reference herein.

PANHANDLE

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS - OTHER MATTERS - MARKET RISK INFORMATION, which is incorporated by reference herein.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS ENERGY                                                                                Page
Selected Financial Information..........................................................  CMS-2
Management's Discussion and Analysis....................................................  CMS-4
Consolidated Statements of Income.......................................................  CMS-20
Consolidated Statements of Cash Flows...................................................  CMS-23
Consolidated Balance Sheets.............................................................  CMS-24
Consolidated Statements of Preferred Stock..............................................  CMS-26
Consolidated Statements of Common Stockholders' Equity..................................  CMS-27
Notes to Consolidated Financial Statements..............................................  CMS-28
Report of Independent Public Accountants................................................  CMS-69
Quarterly Financial and Common Stock Information........................................  CMS-70


CONSUMERS ENERGY

Selected Financial Information..........................................................  CE-2
Management's Discussion and Analysis....................................................  CE-3
Consolidated Statements of Income.......................................................  CE-12
Consolidated Statements of Cash Flows...................................................  CE-13
Consolidated Balance Sheets.............................................................  CE-14
Consolidated Statements of Long-Term Debt...............................................  CE-16
Consolidated Statements of Preferred Stock..............................................  CE-17
Consolidated Statements of Common Stockholder's Equity..................................  CE-18
Notes to Consolidated Financial Statements..............................................  CE-19
Report of Independent Public Accountants................................................  CE-44
Quarterly Financial Information.........................................................  CE-45


PANHANDLE EASTERN PIPE LINE COMPANY

Management's Discussion and Analysis....................................................  PE-2
Consolidated Statements of Income.......................................................  PE-6
Consolidated Statements of Cash Flows...................................................  PE-7
Consolidated Balance Sheets.............................................................  PE-8
Consolidated Statements of Common Stockholder's Equity..................................  PE-10
Notes to Consolidated Financial Statements..............................................  PE-11
Report of Independent Public Accountants - Arthur Andersen LLP..........................  PE-27
Report of Independent Public Accountants - Deloitte & Touche LLP........................  PE-28

                      (This page intentionally left blank)

                               [CMS ENERGY LOGO]




                           1999 FINANCIAL STATEMENTS



                                     CMS-1

SELECTED FINANCIAL INFORMATION                            CMS ENERGY CORPORATION

                                                                1999           1998        1997       1996       1995
Operating revenue (in millions)                            ($)      6,103          5,141      4,781       4,324     3,890
Consolidated net income (in millions)                      ($)        277            285        244         224       195
Average common shares outstanding
 (in thousands)
   CMS Energy                                                     110,140        102,446     96,144      92,462    88,810
   Class G                                                              -          8,333      8,015       7,727     7,511
Earnings per average common share
   CMS Energy - Basic                                      ($)       2.18 (a)       2.65       2.39        2.27      2.16
              - Diluted                                    ($)       2.17 (a)       2.62       2.37        2.26      2.16
   Class G    - Basic and Diluted                          ($)       4.21 (a)       1.56       1.84        1.82      0.38

Cash from operations (in millions)                         ($)        917            516        624         647       640
Capital expenditures, excluding acquisitions,
 capital lease additions and DSM (in millions)             ($)      1,124          1,295        678         643       508
Total assets (in millions)                                 ($)     15,462         11,310      9,508       8,363     7,909
Long-term debt, excluding current
 maturities (in millions)                                  ($)      6,987          4,726      3,272       2,842     2,906
Non-current portion of capital
 leases (in millions)                                      ($)         88            105         75         103       106
Total preferred stock (in millions)                        ($)         44            238        238         356       356
Total Trust Preferred Securities (in millions)             ($)      1,119            393        393         100         -
Cash dividends declared per common share
   CMS Energy                                              ($)       1.39           1.26       1.14        1.02      0.90
   Class G                                                 ($)       0.99           1.27       1.21        1.15      0.56
Market price of common stock at year-end
   CMS Energy                                              ($)    31-3/16        48-7/16    44-1/16      33-5/8    29-7/8
   Class G                                                 ($)    24-9/16 (b)     25-1/4     27-1/8      18-3/8    18-7/8
Book value per common share at year-end
   CMS Energy                                              ($)      21.17          19.61      16.84       15.24     13.51
   Class G                                                 ($)          -          11.46      10.91       11.38     10.60
Return on average common equity                            (%)       11.8           14.2       14.7        15.7      17.1
Return on assets                                           (%)        5.2            5.5        5.6         5.4       5.2
Number of employees at year-end
 (full-time equivalents)                                           11,462          9,710      9,682       9,712    10,105


                                     CMS-2

 SELECTED FINANCIAL INFORMATION (CONTINUED)               CMS ENERGY CORPORATION


                                                                1999           1998        1997       1996       1995
ELECTRIC UTILITY STATISTICS
  Sales (billions of kWh)                                            41.0           40.0       37.9        37.1      35.5
  Customers (in thousands)                                          1,665          1,640      1,617       1,594     1,570
  Average sales rate per kWh                               (cents)   6.54           6.50       6.57        6.55      6.36

GAS UTILITY STATISTICS

  Sales and transportation deliveries (bcf)                           389            360        420         448       404
  Customers (in thousands) (c)                                      1,584          1,558      1,533       1,504     1,476
  Average sales rate per mcf                               ($)       4.52           4.56       4.44        4.45      4.42

INTERNATIONAL DIVERSIFIED ENERGY STATISTICS

   CMS Energy's share of unconsolidated
     revenue (in millions):

     Independent power production                          ($)        802            761        621         493       497
     Natural gas transmission, storage and processing      ($)        130             67         51          42        26
     Marketing, services and trading                       ($)        524            291        202           -         -
   Independent power production
     sales (millions of kWh)                                       20,472         19,017     13,126       7,823     7,422
   Gas pipeline throughput (bcf)                                    1,131            253        226         177        79
   Gas managed and marketed for end users (bcf)                       470            366        243         108       101
   Electric power marketed (millions of KWh)                        3,709          6,973        900           -         -

EXPLORATION AND PRODUCTION STATISTICS

  Sales (net equiv. MMbbls)                                          12.1           12.1       11.4        10.1       9.0
  Proved reserves (net equiv. MMbbls)                               248.2          182.6      152.0       133.5     124.5
  Proved reserves added (net equiv. MMbbls) (d)                      77.7           42.7       29.9        19.1      25.6
  Finding cost per net equiv. barrel                       ($)       1.94           3.35       2.38        2.94      5.06

(a) 1999 earnings per average common share includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $(.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.

(b) Reflects closing price at the October 25, 1999 exchange date.

(c) Excludes off-system transportation customers.

(d) Certain prior year amounts were restated for comparative purposes.



                                     CMS-3

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CMS Energy Corporation (CMS Energy) is the parent holding company of Consumers Energy Company (Consumers) and CMS Enterprises Company (Enterprises). Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. On March 29, 1999, CMS Energy completed the acquisition of Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline and Pan Gas Storage, and its affiliates Panhandle Storage and Trunkline LNG (Panhandle), as further discussed in the Capital Resources and Liquidity section of this Management's Discussion and Analysis (MD&A) and Note 3. Panhandle is primarily engaged in the interstate transportation and storage of natural gas.

This MD&A also refers to, and in some sections specifically incorporates by reference, CMS Energy's Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This Annual Report and other written and oral statements made by CMS Energy from time to time contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause CMS Energy's actual results to differ materially from those anticipated in such statements. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. CMS Energy details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled "Forward Looking Statements Cautionary Factors" in CMS Energy's Form 8-K filed on February 1, 2000, and periodically in various public filings it makes with the Securities and Exchange Commission (SEC). This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact CMS Energy's outlook. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

In October 1999, CMS Energy exchanged .7041 shares of one of two classes of common stock of CMS Energy, par value $.01 (CMS Energy Common Stock) for each of the approximately 8.7 million outstanding shares of one of two classes of common stock of CMS Energy, no par value (Class G Common Stock). This exchange ratio represented the fair market value of CMS Energy Common Stock equal to 115 percent of the fair market value of one share of Class G Common Stock, and resulted in a reallocation of earnings per share. CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively, and Class G's basic and diluted earnings per share were increased $3.31, as more fully discussed in
Note 8. The per share allocation does not affect CMS Energy's net income for 1999 or for future periods.

Also in 1999, CMS Energy recorded losses of $84 million, or $49 million net of tax, relating to its investments in Nitrotec Corporation, a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes for purifying natural gas (Nitrotec). After reviewing the business alternatives and strategic outlook for its investments in Nitrotec, CMS Energy determined that the

                                     CMS-4
probability of recovering any portion of its investments was unlikely. Accordingly, CMS Energy has recorded losses equal to the carrying amount of its investments.

The following table depicts CMS Energy's Results of Operations before and after the effects of the above-mentioned events of 1999.

CMS ENERGY CONSOLIDATED EARNINGS


                                                             In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------
Years Ended December 31                                         1999       1998 (a)      Change
---------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                                        $   277       $   285     $      (8)

Net Income Attributable to CMS Energy Common Stock             $   269       $   272     $      (3)
Net Income Attributable to Class G Common Stock                $     8       $    13     $      (5)

CONSOLIDATED NET INCOME OF CMS ENERGY
  Net Income Before Losses on Investments in Nitrotec          $   318       $   272     $      46
    Effects of Losses on Investments in Nitrotec, Net of
      $35 Tax                                                      (49)            -           (49)
                                                               ------------------------------------
        Net Income Attributable to CMS Energy Common Stock     $   269       $   272     $      (3)
                                                               ====================================

---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
  Net Income Before Reconciling Items                          $     2.89    $     2.65  $     .24
     Effects of Losses on Investments in Nitrotec                    (.45)            -       (.45)
                                                               ------------------------------------
                                                                     2.44          2.65       (.21)
     Effects of Class G Common Stock Exchange                        (.26)            -       (.26)
                                                               ------------------------------------
         Net Income Available After Reconciling Items          $     2.18    $     2.65  $    (.47)
                                                               ====================================

---------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Net Income Before Reconciling Items                            $     2.85    $     2.62  $     .23
   Effects of Losses on Investments in Nitrotec                      (.43)            -       (.43)
                                                               ------------------------------------
                                                                     2.42          2.62       (.20)
     Effects of Class G Common Stock Exchange                        (.25)            -       (.25)
                                                               ------------------------------------
         Net Income Available After Reconciling Items          $     2.17    $     2.62  $    (.45)
                                                               ====================================

(a) Includes the cumulative effect of an accounting change for property taxes which increased net income by $43 million, or $.40 per basic and diluted share of CMS Energy Common Stock.

The increase in consolidated net income for 1999 over 1998 before the effects of losses on investments in Nitrotec resulted from increased earnings from the electric and gas utilities; the natural gas transmission, storage and processing business, primarily as a result of the Panhandle acquisition; the independent power production business; the oil and gas exploration and production business; and lower losses from the international energy distribution business. Partially offsetting these increases was higher interest expense principally related to the Panhandle acquisition.

The increase in consolidated net income for 1998 over 1997 resulted from increased earnings from the electric utility; independent power production; natural gas transmission, storage and processing; and marketing, services and trading businesses. Partially offsetting these increases were lower earnings from

                                     CMS-5
the gas utility, oil and gas exploration and production and international energy distribution businesses; the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the power purchase agreement between Consumers and the Midland Cogeneration Venture Limited Partnership (MCV Partnership), and higher interest expense.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:


                                                          In Millions
---------------------------------------------------------------------
Change Compared to Prior Year            1999 vs 1998    1998 vs 1997
---------------------------------------------------------------------
Electric deliveries                              $ 37           $ 40
Power supply costs and related revenue             27             14
Net energy option costs                           (19)             6
Non-commodity revenue                             (13)            (4)
Operations and maintenance                         (3)            (3)
General taxes and depreciation                    (10)           (10)
                                                 -------------------
Total change                                     $ 19           $ 43
=====================================================================

ELECTRIC DELIVERIES: Electric deliveries were 41 billion kilowatt-hours (kWh) for 1999, an increase of 1 billion kWh or 2.5 percent compared with 1998. Total electric deliveries increased in all customer classes. Total electric deliveries in 1998 were 40 billion kWh, an increase of 2.2 billion kWh or 6 percent compared with 1997. The increase was primarily attributable to increased sales to other utilities and a 3 percent increase in deliveries to ultimate customers.

POWER SUPPLY COSTS:


                                                               In Millions
--------------------------------------------------------------------------
Years Ended December 31   1999     1998   Change     1998    1997   Change
--------------------------------------------------------------------------

                        $1,193   $1,175      $18   $1,175  $1,139      $36
==========================================================================

Power supply costs increased for 1999 to meet increased electric delivery requirements. Both the 1999 and 1998 power supply cost increases reflect higher internal generation to meet the increased demand for electricity. In addition, the cost increase in 1998 over the prior year reflects increased power purchases from outside sources to meet sales demand. In 1999 and 1998 respectively, Consumers purchased $19 million and $5 million of energy options for physical delivery of electricity to ensure a reliable source of power during the summer months. As a result of periodic excess daily capacity, some options were sold for $6 million and $11 million during June, July, and August of 1999 and 1998, respectively. All of the remaining options were exercised or expired. The costs relating to the expired options, offset by income received from the sale of options, were reflected as purchased power costs.

                                     CMS-6

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:


                                                                     In Millions
--------------------------------------------------------------------------------
Change Compared to Prior Year                      1999 vs 1998    1998 vs 1997
--------------------------------------------------------------------------------

Gas deliveries                                            $ 32            $(42)
Gas commodity and related revenue                           (5)             19
Gas wholesale and retail services                            5               1
Operation and maintenance                                  (14)             (1)
General taxes and depreciation                             (12)             (4)
                                                   -----------------------------
Total change                                              $  6            $(27)
================================================================================

GAS DELIVERIES: Gas system deliveries in 1999, including miscellaneous transportation, totaled 389 billion cubic feet (bcf), an increase of 29 bcf or 8 percent compared with 1998. The increased deliveries reflect colder temperatures during the first quarter of 1999. System deliveries in 1998, including miscellaneous transportation, totaled 360 bcf, a decrease of 60 bcf or 14 percent compared with 1997. The decreased deliveries reflect milder winter temperatures in the first and fourth quarters of 1998.

COST OF GAS SOLD:

                                                                     In Millions
--------------------------------------------------------------------------------
Years Ended December 31       1999    1998   Change   1998    1997       Change
--------------------------------------------------------------------------------
                              $637    $564      $73   $564    $694       $(130)
================================================================================

The cost of gas sold increase for 1999 was the result of increased sales due to colder temperatures during 1999 and higher gas prices. The cost of gas decrease for 1998 was the result of decreased sales from milder temperatures during 1998 and decreased gas prices.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1999, including $84 million of losses on investments in Nitrotec, increased $58 million (176 percent) from the comparable period in 1998. The increase reflects earnings from Panhandle, which CMS Energy acquired in March 1999, increased earnings from other international and domestic operations, and a gain on the sale of a partial interest in the Northern Header gathering system in Wyoming's Powder River Basin. Partially offsetting these increases were 1998 gains on the sale of Petal Gas Storage Company and Australian gas reserves. Pretax operating income for 1998 increased $6 million (22 percent) from the comparable period in 1997 primarily due to a gain on the sale of Petal Gas Storage Company, a gain on the sale of Australian gas reserves, and lower operating expenses. These increases were partially offset by a decrease in earnings from international operations.


                                     CMS-7

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1999 increased $13 million (9 percent) from the comparable period in 1998. This increase primarily reflects increased operating income from international and domestic plant earnings and fees and an increase in income earned from management service fees. Partially offsetting these year-over-year increases were 1998 gains of $26 million on the sale of two power purchase agreements and $9 million on the sale of two plants. Pretax operating income for 1998 increased $48 million (50 percent) from the comparable period in 1997. This increase primarily reflects increased operating income from international plant earnings and fees, a $26 million gain on the sale of two power purchase agreements, and a $9 million gain on the sale of two plants. These increases were partially offset by higher net operating expenses and a scheduled reduction in the industry expertise service fee income earned in connection with the 2,000 megawatt (MW) brown coal-fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia (Loy Yang).

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1999 increased $11 million (183 percent) from the comparable period in 1998 as a result of higher realized commodity prices and lower exploration expenses. Partially offsetting this increase were higher operating expenses. Pretax operating income for 1998 decreased $20 million (77 percent) from the comparable period in 1997 due to lower oil prices and a gain in the prior period from the sale of CMS Oil and Gas Company's (CMS Oil and Gas) entire interest in oil and gas properties in Yemen. Partially offsetting this decrease were increased oil production, decreased exploration expenses, and decreased depreciation, depletion and amortization expenses.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for 1999 was unchanged from the comparable period in 1998. Increased earnings from retail gas sales, wholesale gas price volatility and a recent acquisition in energy management services were offset by costs related to market development activities. Pretax operating income for 1998 increased $9 million from the comparable period in 1997. This increase is the result of improved margins on electricity and gas sales combined with increased electric and gas sales volumes. The increase was partially offset by additional operating costs relating to growth objectives.

MARKET RISK INFORMATION


CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Management employs established policies and procedures to manage its risks associated with these market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged item.

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


                                     CMS-8

COMMODITY PRICE RISK: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities, such as gas, oil, electric and natural gas liquids, fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have had a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 1999. The analysis assumes that the maximum exposure associated with purchased options is limited to prices paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $7 billion at December 31, 1999 with a fair value of $6.7 billion. The fair value of CMS Energy's interest rate swaps at December 31, 1999, with a notional amount of $2.9 billion, was $6 million, representing the amount CMS Energy would receive upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 1999.

CURRENCY EXCHANGE RISK: Management uses forward exchange and option contracts to hedge certain investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of December 31, 1999, but would result in a net cash settlement of approximately $71 million. The estimated fair value of the foreign exchange and option contracts at December 31, 1999 was $64 million, representing the amount CMS Energy would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 1999.

For a discussion of accounting policies related to derivative transactions, see
Note 9.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and distributions from subsidiaries. In 1999, Consumers paid $262 million in common dividends and Enterprises paid $118 million in common dividends to CMS Energy. In January 2000, Consumers declared and paid a $79 million dividend to CMS Energy. In June 1999, CMS Energy contributed $150 million of paid-in capital to Consumers. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $917 million and $516 million for 1999 and 1998, respectively. The $401 million increase resulted from an increase in cash earnings, reflecting higher non-cash charges to earnings in 1999 as compared to 1998, combined with a reduction in working capital in 1999. CMS Energy uses its cash derived from operating

                                     CMS-9
activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $3.564 billion and $1.634 billion for 1999 and 1998, respectively. The increase of $1.930 billion primarily reflects the acquisition of Panhandle in March 1999. CMS Energy's expenditures (excluding acquisitions) during 1999 for its utility and international businesses were $464 million and $1.06 billion, respectively, compared to $429 million and $1.271 billion, respectively, during the comparable period in 1998.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $2.678 billion in 1999, primarily for funding the approximately $2 billion Panhandle acquisition, and $1.150 billion in 1998. The increase of $1.5 billion in net cash provided by financing activities resulted from an increase of $1.212 billion in the issuance of debt and trust preferred securities (see table below) and a decrease in the retirement of bonds and other long-term debt ($403 million), partially offset by an increase in the retirement of preferred stock ($194 million) and a decrease in the issuance of common stock ($185 million).

                                     CMS-10


------------------------------------------------------------------------------------------------------------------------------------
                                                                       In Millions
------------------------------------------------------------------------------------------------------------------------------------
                                                         Distribution/   Principal
                            Month Issued    Maturity     Interest Rate   Amount         Use of Proceeds
------------------------------------------------------------------------------------------------------------------------------------
CMS ENERGY

GTNs Series E                        (1)        (1)           7.4%(1)     $  244        General corporate purposes

Senior Notes                   January        2009            7.5%           480        Repay debt and general corporate purposes

Senior Notes                   February       2004            6.75%          300        Repay debt and general corporate purposes

Trust Preferred Securities     June           2001             (2)           250        To refinance acquisition of Panhandle

Senior Notes                   June           2011            8.0%(3)        250        To refinance acquisition of Panhandle

Senior Notes                   June           2013            8.375%(4)      150        To refinance acquisition of Panhandle

Adjustable Convertible Trust
  Preferred Securities(5)      July           2004            8.75%          301        Repay debt and general corporate purposes

                                                                          ------
                                                                          $1,975

CONSUMERS

Trust Preferred Securities     October        2029            9.25%          175        Repay debt and general corporate purposes

PANHANDLE

Senior Notes (6)               March          2004            6.125%         300        To fund acquisition of Panhandle

Senior Notes (6)               March          2009            6.5%           200        To fund acquisition of Panhandle

Senior Notes (6)               March          2029            7.0%           300        To fund acquisition of Panhandle
                                                                          ------
                                                                             800

                                                                          ------

Total                                                                     $2,950
====================================================================================================================================


                                     CMS-11

(1) CMS Energy General Term Notes (R) (GTNs) are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.
(2) The securities representing an undivided beneficial interest in the assets of statutory business trusts (Trust Preferred Securities) pay quarterly distributions at a floating rate of LIBOR plus 1.75 percent. For detailed information, see Note 7, incorporated by reference herein.
(3)  The interest rate may be reset in July 2001. For detailed information, see
     Note 6, incorporated by reference herein.
(4)  The interest rate may be reset in July 2003. For detailed information, see
     Note 6, incorporated by reference herein.
(5) For detailed information regarding the conversion provisions of these securities, see Note 7, incorporated by reference herein.
(6) These notes were privately placed by CMS Panhandle Holding Company (CMS Panhandle Holding) on March 29, 1999, with an irrevocable and unconditional guarantee by Panhandle. On June 15, 1999, CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In September 1999, Panhandle exchanged the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

In 1999, CMS Energy declared and paid $154 million in cash dividends to holders of CMS Energy Common Stock and $9 million in cash dividends to holders of Class G Common Stock. In January 2000, the Board of Directors of CMS Energy (Board of Directors) declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in February 2000.

OTHER INVESTING AND FINANCING MATTERS: At December 31, 1999, the book value per share of CMS Energy Common Stock was $21.17.


At January 31, 2000, CMS Energy had an aggregate $1.7 billion in securities registered for future issuance.

CMS Energy has $725 million of senior credit facilities consisting of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility (Senior Credit Facilities), unsecured lines of credit and letters of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1999, the total amount available under the Senior Credit Facilities was $241 million, and under the unsecured lines of credit and letters of credit was $218 million. For detailed information, see Note 6, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 5, incorporated by reference herein.

In March 1999, CMS Energy acquired Panhandle from Duke Energy Corporation (Duke Energy) for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. Initially, CMS Energy financed the acquisition of Panhandle with funds from a $600 million bridge loan negotiated with domestic banks, proceeds from CMS Energy long-term debt, and proceeds from approximately $800 million of notes privately placed by CMS Panhandle Holding. As of June 30, 1999, the entire bridge loan had been repaid from proceeds of the sale of $250 million of Trust Preferred Securities and $400 million of senior notes.

In April 1999, Consumers redeemed all 8 million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

In October 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in

                                     CMS-12
a tax-free exchange for United States federal income tax purposes. For detailed information, see Note 8, incorporated by reference herein.

In October 1999, CMS Energy announced that because of the low market price of CMS Energy Common Stock at that time, it identified an alternative way to improve its balance sheet through the sale of non-strategic assets. At that time, CMS Energy identified for possible sale $1 billion of assets which were expected to contribute little or no earnings benefit in the short to medium term. In addition, in February 2000, CMS Energy announced its intention to sell its interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ materially from the $500 million investment amount currently reflected in the financial statements. Excluding Loy Yang, CMS Energy plans to sell, or have agreements to sell, $600 to $750 million of such assets by the end of April 2000. As of February 1, 2000, CMS Energy had sold a partial interest in its Northern Header gathering system and all of its ownership interest in a Brazilian distribution system. In addition, CMS Energy has an agreement to sell all of its northern Michigan oil and gas properties. These sales are expected to generate approximately $370 million in proceeds.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $4.2 billion during 2000 through 2002. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2000 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:


                                                                  In Millions
-----------------------------------------------------------------------------
Years Ended December 31                              2000      2001      2002
-----------------------------------------------------------------------------

Consumers electric operations (a) (b)              $  426    $  520    $  473
Consumers gas operations (a)                          113       130       127
Natural gas transmission, storage and processing      234       198       248
Independent power production                          577       220       223
Oil and gas exploration and production                153       210       212
Marketing, services and trading                        32        12        12
International energy distribution                      66        --        --
Other                                                  16        --        --
                                                   --------------------------
                                                   $1,617    $1,290    $1,295
=============================================================================


(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses. (b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Federal Clean Air Act, as amended (Clean Air
Act). For further information see Note 4, Uncertainties.

CMS Energy currently plans investments from 2000 to 2002 in focused regions, which include: North and South America; West and North Africa; the Middle East and select areas of Asia, including India, and Western Australia. Investments will be made in market segments which align with CMS Energy's varied business units' skills with a focus on optimization and integration of existing assets.


                                     CMS-13

OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and in foreign countries, CMS Energy has positioned itself to be a leading international integrated energy company acquiring, developing and operating energy facilities and providing energy services in major world growth markets. CMS Energy provides a complete range of international energy expertise from energy production to consumption. CMS Energy intends to pursue its global growth by making energy investments that provide expansion opportunities for multiple CMS Energy businesses.

CMS Energy also enhances its growth strategy through an active portfolio management program (the ongoing sale of non-strategic assets), with proceeds reinvested in assets with greater potential for synergies with existing or planned assets. In particular, CMS Energy is reviewing its options regarding certain assets performing below prior expectations, including Argentine generating assets. CMS Energy also continues to seek improvement in the profitability of all assets retained in its portfolio.

RECAPITALIZATION

On February 1, 2000, CMS Energy announced a financial restructuring plan to strengthen significantly its balance sheet, to reduce fixed charges and to enhance earnings per share growth. During the second or third quarter of 2000, subject to market conditions, CMS Energy intends to make an initial public offering of approximately $600 million of a tracking stock representing 20 percent of the economic interest in its electric and gas utility. CMS Energy expects to pay about 75 percent of the electric and gas utility earnings as dividends. The proceeds of the offering will be used mostly to reduce debt. Some of the proceeds may also be used to repurchase CMS Energy Common Stock, which management believes is currently undervalued. The CMS Energy Board of Directors approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. Substantial progress has been made toward the 10 million share limit. In addition, the Board of Directors has indicated its intention that the CMS Energy dividend, currently at an annual rate of $1.46 per share, will be reduced after the initial public offering to an annual rate of $.40 per share. The Board of Directors also authorized a tax-free exchange offer to provide an opportunity for CMS Energy Common Stock to be converted into the new tracking stock.

CMS Energy anticipates this restructuring program, along with the proceeds from the planned sale of $600 to $750 million of assets discussed above, will improve CMS Energy's balance sheet. If market conditions are not satisfactory for issuance of the tracking stock, CMS Energy will improve its balance sheet through additional asset sales or alternate means. These actions are expected to make further issuance of CMS Energy Common Stock unnecessary in the foreseeable future, except for issuances in connection with existing convertible securities or a major acquisition.

DIVERSIFIED ENERGY OUTLOOK

CMS Energy expects to grow its diversified energy businesses by focusing on acquisitions and greenfield (new construction) projects in the central portion of the United States, as well as high-growth markets in India, South America and the Middle East. Additionally, the growth strategy includes exploiting its West Africa oil and gas reserves, further developing markets for the fuel and methanol product derived in West Africa, and investigating expansion opportunities for its existing independent power project in West Africa. CMS Energy seeks to minimize operational and financial risks when operating internationally by utilizing multilateral financing institutions, procuring political risk insurance and hedging foreign currency exposure where appropriate.

                                     CMS-14

CMS Energy intends to use its marketing, services and trading business to improve the return on CMS Energy's other business assets. One method to achieve this goal is to use marketing and trading to enhance performance of assets, such as gas reserves and power plants. Other strategies include expanding CMS Energy's industrial and commercial energy services to enhance our commodity marketing business, using CMS Energy's gas production as a hedge to commodity risk in other areas of our business, and developing risk management products that address customer needs.

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of 2.5 percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact of restructuring or changed regulation on the industry. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier, while the transmission and distribution services remain regulated. As a result, the electric generation suppliers ultimately compete in a less regulated environment.Competition affects, and will continue to affect, Consumers' retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The Michigan Public Service Commission (MPSC) approved these contracts as part of its phased introduction to competition. Beginning in 2000 through 2005, some customers, depending on future business and regulatory circumstances, can terminate or restructure their contracts. The termination or restructuring of these contracts could affect approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, The Detroit Edison Company (Detroit Edison), in December 1996, gave Consumers the required four-year notice of its intent to terminate the current agreements under which the companies jointly operate the Michigan Electric Power Coordination Center (MEPCC). At the same time, Detroit Edison filed with the Federal Energy Regulatory Commission (FERC) seeking early termination of the agreements. The FERC has not acted on Detroit Edison's application. Detroit Edison and Consumers are currently in negotiations to terminate or restructure the MEPCC operations. Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by termination or restructuring of the MEPCC.

In December 1999, a large coalition of utilities, businesses, and commercial and industrial energy users agreed upon proposed electric restructuring legislation for Michigan. This legislation: 1) provides for customer choice of power suppliers for all customers by January 2002; 2) ensures full recovery of costs incurred by utilities in order to serve their customers in a regulated monopoly environment (Stranded Costs) calculated by taking into account the difference between the market value and the net book value of the generation assets; and 3) provides for deregulation of electric power suppliers who control less than 30 percent of the sum of Michigan's transmission import and generating capacity by December 31, 2002. It also provides for a three-year rate freeze through 2002 for all utility customers who keep their utility as their electric supplier. To be able to sell electric generation services on a deregulated basis, Consumers would be required to transfer control of sufficient generation resources to meet the 30 percent test. The legislation precludes Consumers' generating resources from being deregulated prior to December 31, 2002. The proposed legislation was introduced into the Michigan Legislature in January 2000, and is expected to be considered in hearings during the first quarter of 2000. Consumers supports this specific legislation.

                                     CMS-15

Uncertainty exists with respect to the enactment of federal legislation restructuring the electric power industry. A variety of bills introduced in Congress in recent years seek to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted. Consumers cannot predict the outcome of electric restructuring on its financial position, liquidity, or results of operations.

RATE MATTERS: There are several pending rate issues that could affect Consumers' electric business. These matters include MPSC rate proceedings and electric restructuring orders and a complaint by ABATE alleging excess revenues.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 2, Summary of Significant Accounting Policies and Other Matters, and Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Proceedings" and "Consumers' Electric Utility Rate Matters - Electric Restructuring," incorporated by reference herein.

UNCERTAINTIES: Several trends or uncertainties may affect CMS Energy's financial results and condition as a result of Consumers' electric business. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Comprehensive Environmental Response, Compensation and Liability Act (Superfund); 3) cost recovery relating to the MCV Partnership; 4) an ABATE rate complaint; 5) electric industry restructuring; 6) implementation of a frozen power supply cost recovery (PSCR) and initiatives undertaken to reduce exposure to energy price increases; and 7) nuclear decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades Nuclear Power Plant (Palisades). For detailed information about these trends or uncertainties, see Note 4, Uncertainties, incorporated by reference herein.

CONSUMERS' GAS UTILITY OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership (MCV Facility) and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers' gas business also offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

REGULATORY RESTRUCTURING: In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the "gas choice program." Consumers is participating in the legislative process as part of a gas utility coalition that also includes Michigan Consolidated Gas Company and Southeastern Michigan Gas Company. These bills provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004; 2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new "safe haven" pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of

                                     CMS-16
traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing "slamming", the switching of a customer's gas supplier without consent, and "cramming", the inclusion of optional products and services without the customer's authorization. The bills establishing the gas choice program will become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including the gas utility coalition. Consumers cannot predict the outcome of this legislative process.

UNCERTAINTIES: CMS Energy's financial results and position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended gas cost recovery (GCR) and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 4, Uncertainties, incorporated by reference herein.

PANHANDLE OUTLOOK

CMS Energy intends to use Panhandle as a platform for expansion in the United States. Panhandle plays an important role in the growth strategy by providing services for the development of existing gas wells, production, and throughput of gas to the market. To this end, CMS Energy must also consider expansion of its existing gathering and processing facilities to accommodate anticipated increased production. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 4, Uncertainties - Panhandle Matters, incorporated by reference herein.


OTHER MATTERS

NEW ACCOUNTING RULES

In 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001. CMS Energy is currently studying SFAS 133 and plans to adopt SFAS 133 as of January 1, 2001, but has yet to quantify the effects of adoption on its financial statements.

YEAR 2000 COMPUTER MODIFICATIONS

In 1999, CMS Energy completed a detailed assessment and inventory of all technology related to business processes, with an emphasis on mission-critical systems. CMS Energy identified, remediated and tested


                                     CMS-17
those systems that were not year 2000 ready to ensure that those systems would operate as desired on and after January 1, 2000.

As a result of its year 2000 efforts, CMS Energy successfully transitioned to the new year without experiencing year 2000-related system failures, power outages or disruptions in services provided to its customers.

CMS Energy expensed the cost of software modifications as incurred, and capitalized the cost of new software and equipment, which is being amortized over its useful life. Since 1995, the total cost of the Year 2000 Program modifications was approximately $30 million. CMS Energy funded year 2000 compliance work primarily from operations. This cost did not have a material effect on CMS Energy's financial position, liquidity or results of operations. The commitment of CMS Energy resources to the year 2000 issue has not deferred any information technology projects that could have a material adverse effect on CMS Energy's financial position, liquidity, or results of operations.

While CMS Energy does not expect any significant year 2000 issues to develop after year-end 1999, CMS Energy will continue to monitor its systems throughout the year 2000 to ensure that any year 2000 issues that may arise are addressed promptly.

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. During 1999, the change in the foreign currency translation adjustment increased equity by $28 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $1.6 billion at December 31, 1999, which includes $207 million, $435 million and $880 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at December 31, 1999 was $64 million, representing the amount CMS Energy would pay upon settlement.

                                     CMS-18

                      (This page intentionally left blank)

                                    CMS- 19

CONSOLIDATED STATEMENTS OF INCOME                         CMS ENERGY CORPORATION


                                                                                                                      In Millions
Years Ended December 31                                                                         1999           1998          1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE             Electric utility                                               $ 2,667        $ 2,606       $ 2,515
                              Gas utility                                                      1,156          1,051         1,204
                              Natural gas transmission, storage and processing                   785            160            96
                              Independent power production                                       390            277           168
                              Oil and gas exploration and production                              98             63            93
                              Marketing, services and trading                                    799            939           692
                              Other                                                              208             45            13
                                                                                            -------------------------------------
                                                                                               6,103          5,141         4,781
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES            Operation
                                Fuel for electric generation                                     406            359           319
                                Purchased power - related parties                                560            573           599
                                Purchased and interchange power                                  509            584           265
                                Cost of gas sold                                               1,546          1,212         1,311
                                Other                                                          1,021            763           719
                                                                                            -------------------------------------
                                                                                               4,042          3,491         3,213
                              Maintenance                                                        216            176           174
                              Depreciation, depletion and amortization                           595            484           467
                              General taxes                                                      254            215           211
                              Write-off of investments in Nitrotec                                84              -             -
                                                                                            -------------------------------------
                                                                                               5,191          4,366         4,065
---------------------------------------------------------------------------------------------------------------------------------

PRETAX OPERATING              Electric utility                                                   494            475           432
INCOME (LOSS)                 Gas utility                                                        132            126           153
                              Natural gas transmission, storage and processing,
                                 net of $84  Nitrotec write-off in 1999                           91             33            27
                              Independent power production                                       157            144            96
                              Oil and gas exploration and production                              17              6            26
                              Marketing, services and trading                                      4              4            (5)
                              Other                                                               17            (13)          (13)
                                                                                            -------------------------------------
                                                                                                 912            775           716
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME                  Accretion income                                                     4              6             8
(DEDUCTIONS)                  Accretion expense                                                  (14)           (16)          (17)
                              Loss on MCV power purchases                                          -            (37)            -
                              Other, net                                                          20              1            (3)
                                                                                            -------------------------------------
                                                                                                  10            (46)          (12)
---------------------------------------------------------------------------------------------------------------------------------

FIXED CHARGES                 Interest on long-term debt                                         502            318           273
                              Other interest                                                      58             47            49
                              Capitalized interest                                               (41)           (29)          (13)
                              Preferred dividends                                                  6             19            25
                              Trust Preferred Securities distributions                            56             32            18
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 581            387           352
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                       341            342           352

INCOME TAXES                                                                                      64            100           108
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                                        277            242           244
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY TAXES,
  NET OF $23 TAX                                                                                   -             43             -
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED NET INCOME                                                                        $ 277          $ 285         $ 244
=================================================================================================================================



                                     CMS-20

                                                                                 In Millions, Except Per Share Amounts
Years Ended December 31                                                                  1999        1998         1997
----------------------------------------------------------------------------------------------------------------------
CMS ENERGY
                      NET INCOME
                              Net Income Attributable to Common Stock             $   269      $   272     $   229
                              Premium on Redemption of Class G Stock                  (28)           -           -
                                                                                  --------------------------------
                              Net Income Available to Common Stock                $   241      $   272     $   229
                                                                                  ================================
                      BASIC EARNINGS PER AVERAGE COMMON SHARE
                              Net Income Attributable to Common Stock             $  2.44      $  2.65     $  2.39
                              Premium on Redemption of Class G Stock                (0.26)           -           -
                                                                                  --------------------------------
                              Net Income Available to Common Stock                $  2.18      $  2.65     $  2.39
                                                                                  ================================
                      DILUTED EARNINGS PER AVERAGE COMMON SHARE
                              Net Income Attributable to Common Stock             $  2.42      $  2.62     $  2.37
                              Premium on Redemption of Class G Stock                (0.25)           -           -
                                                                                  --------------------------------
                              Net Income Available to Common Stock                $  2.17      $  2.62     $  2.37
                                                                                  ================================


                      DIVIDENDS DECLARED PER COMMON SHARE                         $  1.39      $  1.26     $  1.14
----------------------------------------------------------------------------------------------------------------------

CLASS G
                      NET INCOME
                              Net Income Attributable to Common Stock             $     8      $    13     $    15
                              Premium on Redemption of Class G Stock                   28            -           -
                                                                                  --------------------------------
                              Net Income Available to Common Stock                $    36      $    13     $    15
                                                                                  ================================
                      BASIC EARNINGS PER AVERAGE COMMON SHARE
                              Net Income Attributable to Common Stock             $  0.90      $  1.56     $  1.84
                              Premium on Redemption of Class G Stock                 3.31           -           -
                                                                                  --------------------------------
                              Net Income Available to Common Stock                $  4.21      $  1.56     $  1.84
                                                                                  ================================

                      DILUTED EARNINGS PER AVERAGE COMMON SHARE
                              Net Income Attributable to Common Stock             $  0.90      $  1.56     $  1.84
                              Premium on Redemption of Class G Stock                 3.31            -           -
                                                                                  --------------------------------

                              Net Income Available to Common Stock                $  4.21      $  1.56     $  1.84
                                                                                  ================================

                      DIVIDENDS DECLARED PER COMMON SHARE                         $  0.99      $  1.27     $  1.21
----------------------------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-21

                      (This page intentionally left blank)







                                     CMS-22

CONSOLIDATED STATEMENTS OF CASH FLOWS                     CMS ENERGY CORPORATION

                                                                                                                       In Millions
Years Ended December 31                                                                              1999       1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM          Consolidated net income                                                   $  277     $  285        $  244
OPERATING ACTIVITIES       Adjustments to reconcile net income to net cash
                             provided by operating activities
                               Depreciation, depletion and amortization (includes nuclear
                                 decommissioning of $50, $51 and $50, respectively)                   595        484           467
                               Deferred income taxes and investment tax credit                         10         54            24
                               Capital lease and debt discount amortization                            35         51            44
                               Loss on MCV power purchases                                              -         37             -
                               Accretion expense                                                       14         16            17
                               Accretion income                                                        (4)        (6)           (8)
                               Write-off of investments in Nitrotec                                    84          -             -
                               Undistributed earnings of related parties                              (45)       (95)          (58)
                               Cumulative effect of accounting change                                   -        (66)            -
                               MCV power purchases                                                    (62)       (64)          (62)
                               Changes in other assets and liabilities                                 13       (180)          (44)
                                                                                              -------------------------------------

                                 Net cash provided by operating activities                            917        516           624
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM
INVESTING ACTIVITIES     Capital expenditures (excludes assets placed under capital lease)         (1,124)    (1,295)         (678)
                         Investments in partnerships and unconsolidated subsidiaries                 (380)      (345)         (830)
                         Cost to retire property, net                                                 (93)       (83)          (46)
                         Other                                                                        (29)        32           (46)
                         Acquisition of companies, net of cash acquired                            (1,938)         -             -
                         Proceeds from sale of property                                                 -         57            49
                                                                                              -------------------------------------

                                 Net cash used in investing activities                             (3,564)    (1,634)       (1,551)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM          Proceeds from notes, bonds and other long-term debt                        2,836      2,348         1,214
FINANCING ACTIVITIES     Issuance of Common Stock                                                      84        269           224
                         Proceeds from Trust Preferred Securities                                     726          -           286
                         Retirement of  bonds and other long-term debt                               (258)      (661)         (521)
                         Repayments of lines of credit, net                                          (237)      (574)          (29)
                         Payment of Common Stock dividends                                           (163)      (140)         (119)
                         Increase (decrease) in notes payable, net                                    (97)       (53)           49
                         Payment of capital lease obligations                                         (19)       (36)          (44)
                         Retirement of Common Stock                                                     -         (3)           (2)
                         Retirement of preferred stock                                               (194)         -          (120)
                                                                                              -------------------------------------

                                 Net cash provided by financing activities                          2,678      1,150           938
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                                    31         32            11

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                              101         69            58
                                                                                              -------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                                 $  132     $  101        $   69
-----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-23

CONSOLIDATED BALANCE SHEETS                               CMS ENERGY CORPORATION


ASSETS                                                                                                           In Millions

December 31                                                                                    1999                     1998
-----------------------------------------------------------------------------------------------------------------------------

PLANT AND PROPERTY     Electric utility                                                    $  6,981                 $  6,720
(AT COST)              Gas utility                                                            2,461                    2,360
                       Natural gas transmission, storage and processing                       1,934                      341
                       Independent power production                                             974                      518
                       Oil and gas properties (successful efforts method)                       817                      670
                       International energy distribution                                        445                      324
                       Other                                                                     62                       49
                                                                                      ---------------------------------------
                                                                                             13,674                   10,982
                       Less accumulated depreciation, depletion and amortization              6,157                    5,213
                                                                                      ---------------------------------------
                                                                                              7,517                    5,769
                       Construction work-in-progress                                            604                      271
                                                                                      ---------------------------------------
                                                                                              8,121                    6,040
-----------------------------------------------------------------------------------------------------------------------------

INVESTMENTS            Independent power production                                             950                      888
                       Natural gas transmission, storage and processing                         369                      494
                       International energy distribution                                        150                      209
                       Midland Cogeneration Venture Limited Partnership                         247                      209
                       First Midland Limited Partnership                                        240                      240
                       Other                                                                     40                       33
                                                                                      ---------------------------------------
                                                                                              1,996                    2,073
-----------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS         Cash and temporary cash investments at cost, which
                         approximates market                                                    132                      101
                       Accounts receivable, notes receivable and accrued revenue,
                         less allowances $12 in 1999 and $13 in 1998                            959                      720
                       Inventories at average cost
                         Gas in underground storage                                             225                      219
                         Materials and supplies                                                 158                       99
                         Generating plant fuel stock                                             47                       43
                       Deferred income taxes                                                     33                        -
                       Prepayments and other                                                    263                      225
                                                                                      ---------------------------------------
                                                                                              1,817                    1,407
-----------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS     Goodwill, net                                                            891                       46
                       Nuclear decommissioning trust funds                                      602                      557
                       Unamoritzed nuclear costs                                                519                        -
                       Postretirement benefits                                                  348                      373
                       Notes receivable - related parties                                       251                       20
                       Abandoned Midland project                                                 48                       71
                       Other                                                                    869                      723
                                                                                      ---------------------------------------
                                                                                              3,528                    1,790
                                                                                      ---------------------------------------

TOTAL ASSETS                                                                               $ 15,462                 $ 11,310
-----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-24

                                                          CMS ENERGY CORPORATION


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                                               In Millions

December 31                                                                                                  1999             1998
-----------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION             Common stockholders' equity                                                   $  2,456         $  2,216
                           Preferred stock of subsidiary                                                       44              238
                           Company-obligated mandatorily redeemable Trust Preferred Securities of:
                             Consumers Power Company Financing I (a)                                          100              100
                             Consumers Energy Company Financing II (a)                                        120              120
                             Consumers Energy Company Financing III (a)                                       175                -
                           Company-obligated convertible Trust Preferred Securities of:
                             CMS Energy Trust I (b)                                                           173              173
                             CMS Energy Trust II (b)                                                          301                -
                           Company-obligated Trust Preferred Securities of CMS RHINOS Trust (c)               250                -
                           Long-term debt                                                                   6,987            4,726
                           Non-current portion of capital leases                                               88              105
                                                                                                        ---------------------------
                                                                                                           10,694            7,678
-----------------------------------------------------------------------------------------------------------------------------------



CURRENT LIABILITIES        Current portion of long-term debt and capital leases                               552              293
                           Notes payable                                                                      230              328
                           Accounts payable                                                                   775              501
                           Accrued taxes                                                                      320              272
                           Accounts payable - related parties                                                  61               79
                           Accrued interest                                                                   148               65
                           Power purchases - MCV Partnership                                                   47               47
                           Accrued refunds                                                                     11               11
                           Other                                                                              363              211
                                                                                                        ---------------------------
                                                                                                            2,507            1,807
-----------------------------------------------------------------------------------------------------------------------------------




NON-CURRENT LIABILITIES    Deferred income taxes                                                              703              652
                           Postretirement benefits                                                            485              489
                           Deferred investment tax credit                                                     125              135
                           Power purchases - MCV Partnership                                                   73              121
                           Regulatory liabilities for income taxes, net                                        64               87
                           Other                                                                              811              341
                                                                                                        ---------------------------
                                                                                                            2,261            1,825
                                                                                                        ---------------------------


                         Commitments and Contingencies (Notes 2, 4, 14 and 19)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                           $ 15,462         $ 11,310
-----------------------------------------------------------------------------------------------------------------------------------

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25 percent subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see
Note 7 to the Consolidated Financial Statements.
(b) The primary asset of CMS Energy Trust I is $178 million principal amount of
7.75 percent convertible subordinated deferrable interest debentures due 2027 from CMS Energy. The primary asset of CMS Energy Trust II is $310 million principal amount of 8.625 percent convertible junior subordinated deferrable interest debentures due July 2004 from CMS Energy. For further discussion, see
Note 7 to the Consolidated Financial Statements.
(c) As described in Note 7, the primary asset of CMS RHINOS Trust is $258 million principal amount of LIBOR plus 1.75 percent subordinated deferrable interest debentures due September 2001 from CMS Energy.

                                     CMS-25

CONSOLIDATED STATEMENTS OF PREFERRED STOCK                CMS ENERGY CORPORATION


                                                              Optional
                                                            Redemption             Number of Shares          In Millions
December 31                                      Series          Price           1999            1998      1999        1998
---------------------------------------------------------------------------------------------------------------------------
CONSUMERS' PREFERRED STOCK
    Cumulative, $100 par value,
         authorized 7,500,000 shares,            $4.16      $103.25            68,451           68,451      $  7      $   7
         with no mandatory redemption             4.50       110.00           373,148          373,148        37         37

CONSUMERS' CLASS A PREFERRED STOCK
    Cumulative, no par value,
         authorized 16,000,000 shares,
         with no mandatory redemption             2.08        25.00 (a)             -        8,000,000         -        194
                                                                                                           ----------------

TOTAL PREFERRED STOCK                                                                                       $ 44      $ 238
===========================================================================================================================

(a) Redeemed April 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.






                                     CMS-26

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY   CMS ENERGY CORPORATION


                                                            Number of Shares in Thousands                            In Millions
Years Ended December 31                                     1999         1998       1997        1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
  At beginning and end of period                                                             $     1       $     1       $     1
---------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL - CMS ENERGY
  At beginning of period                                 108,104      100,792     94,813       2,452         2,131         1,916
  Redemption of affiliate's preferred stock                    -            -          -          (2)            -             -
  Common stock reacquired                                    (61)         (72)       (54)         (2)           (3)           (2)
  Common stock issued                                      1,823        7,383      6,031          83           324           217
  Common stock reissued                                       39            1          2           1             -             -
  Exchange of Class G common stock                         6,133            -          -         217             -
                                                       --------------------------------------------------------------------------
      At end of period                                   116,038      108,104    100,792       2,749         2,452         2,131
---------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL - CLASS G
  At beginning of period                                   8,453        8,219      7,877         142           136           129
  Common stock reacquired                                      -           (1)        (1)          -             -             -
  Common stock issued                                        257          235        343           6             6             7
  Redemption of common stock                              (8,710)           -          -        (148)            -             -
                                                       --------------------------------------------------------------------------
      At end of period                                         -        8,453      8,219           -           142           136
---------------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                                                          (9)           (6)           (6)
  Change in unrealized investment-gain (loss) (a)                                                 12            (3)            -
                                                                                          ---------------------------------------
      At end of period                                                                             3            (9)           (6)
---------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                        (136)          (96)            -
  Change in foreign currency translation (a)                                                      28           (40)          (96)
                                                                                          ---------------------------------------
      At end of period                                                                          (108)         (136)          (96)
---------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                        (234)         (379)         (504)
  Consolidated net income (a)                                                                    277           285           244
  Redemption of Class G common stock                                                             (69)            -             -
  Common stock dividends declared:
    CMS Energy                                                                                  (154)         (129)         (109)
    Class G                                                                                       (9)          (11)          (10)
                                                                                          ---------------------------------------
      At end of period                                                                          (189)         (234)         (379)
                                                                                          ---------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                            $ 2,456       $ 2,216       $ 1,787
=================================================================================================================================

(A)  DISCLOSURE OF COMPREHENSIVE INCOME:
       Revaluation capital
         Unrealized investment-gain (loss), net of tax of
          $(6), $2 and $0, respectively                                                      $    12       $    (3)      $     -
       Foreign currency translation                                                               28           (40)          (96)
       Consolidated net income                                                                   277           285           244
                                                                                          ---------------------------------------

       Total Consolidated Comprehensive Income                                               $   317       $   242       $   148
                                                                                          =======================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-27

                             CMS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1:   CORPORATE STRUCTURE

CMS Energy Corporation (CMS Energy) is the parent holding company of Consumers Energy Company (Consumers) and CMS Enterprises Company (Enterprises). Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. In March 1999, CMS Energy completed the acquisition of Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline and Pan Gas Storage, and its affiliates Panhandle Storage and Trunkline LNG (Panhandle), as discussed further below. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.


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

CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income in 1998 by $66 million, and earnings, net of tax, by $43 million or $.40 per basic and diluted share of CMS Energy Common Stock, including increased other income by $18 million and earnings, net of tax, of $12 million, or $.36 per basic and diluted share of Class G Common Stock. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

NON-RECURRING CHARGE: In 1999, CMS Gas Transmission and Storage Company (CMS Gas Transmission) wrote off the carrying amounts of investments in Nitrotec Corporation, a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes for purifying natural gas. This write-off occurred after determining that it was unlikely CMS Gas Transmission would recover any portion of its investments. The write-off of these investments resulted in a reduction in 1999 operating income of $84 million and reduced net earnings by $49 million, or $.45 and $.43 per basic and diluted share of CMS Energy Common Stock, respectively.


                                     CMS-28

ACCRETION INCOME AND EXPENSE: In 1991, the Michigan Public Service Commission
(MPSC) allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the Midland Cogeneration Venture Limited Partnership (MCV Partnership) (see Note 4). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. It records cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

GOODWILL AMORTIZATION: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. The carrying amount of goodwill is reviewed annually using undiscounted cash flows for the businesses acquired over the remaining amortization periods. At December 31, 1999, no impairments existed. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $25 million and $2 million, respectively.

MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.0 percent for 1999, 3.5 percent for 1998 and 3.6 percent for 1997. The composite rate for gas utility property was 4.4 percent for 1999, 4.2 percent for 1998 and 4.1 percent for 1997. The composite rate for other property was 8.6 percent for 1999, 7.4 percent for 1998 and 8.2 percent for 1997.

CMS Oil and Gas Company (CMS Oil and Gas) follows the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas capitalizes, as incurred, the costs of property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities. It expenses unsuccessful exploratory wells when they are determined to be non-productive. CMS Oil and Gas also charges to expense, as incurred, production costs, overhead, and all exploration costs other than exploratory drilling. CMS Oil and Gas determines depreciation, depletion and amortization of proved oil and gas properties on a field-by-field basis using the units-of-production method over the life of the remaining proved reserves.

Other nonutility depreciable property is amortized over its estimated useful life; gains and losses on asset sales are recognized at the time of sale.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the U.S. Department of Energy (DOE) was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At December 31, 1999, Consumers had a recorded liability to the DOE of $123 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE.

                                     CMS-29

Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998 that was intended to produce specific relief for the DOE's failure to comply has not been successful to date, although such litigation efforts continue. In January 1999, federal legislation was reintroduced in the House of Representatives to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Similar legislation was reintroduced in the Senate. Consumers cannot predict the outcome of this process.

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $50 million in 1999 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock Point nuclear power plant (Big Rock) and Palisades nuclear power plant (Palisades) of $315 million and $566 million (calculated in 1999 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also set the annual decommissioning surcharges for Big Rock and Palisades at $32 million and $14 million a year, respectively, and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity investments following the plant's retirement. On December 16, 1999, the MPSC approved a revised decommissioning surcharge for Palisades in the amount of $6 million a year, effective January 1, 2000.

Big Rock closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For 1999, Consumers incurred costs of $51 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $43 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $126 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $112 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 1999, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $181 million for Big Rock.

After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's Nuclear Regulatory Commission (NRC) operating license expires. When Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $667 million, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 1999, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $421 million for Palisades.

                                     CMS-30

RECLASSIFICATIONS: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

RELATED-PARTY TRANSACTIONS: In 1999, 1998 and 1997, Consumers paid $52 million, $51 million and $51 million, respectively, for electric generating capacity and the energy generated by that capacity from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $37 million, $21 million and $21 million for 1999, 1998 and 1997. For additional discussion of related-party transactions with the MCV Partnership and the First Midland Limited Partnership
(FMLP), see Notes 4 and 19. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the costs incurred by Stranded Costs, as defined, plus the costs incurred in the transition to competition (Transition Costs) which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows, to recover these regulatory assets, from its regulated transmission and distribution customers. At December 31,1999, Consumers had a net investment in energy supply facilities of $949 million included in electric plant and property.

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-LivedAssets to be Disposed of, imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets will be recovered.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are being recovered through rates over periods of up to 13 years.

                                     CMS-31

                                                                     In Millions
December 31                                                    1999         1998
--------------------------------------------------------------------------------

Postretirement benefits                                       $ 366       $ 397
Income taxes                                                    193         148
Abandoned Midland project                                        48          71
Manufactured gas plant sites                                     65          48
Demand-side management (DSM) - deferred costs                    13          32
Uranium enrichment facility                                      18          20
Other                                                            33          38
                                                          ---------------------

Total regulatory assets                                       $ 736       $ 754
===============================================================================

Income taxes                                                  $(257)      $(235)
DSM - deferred revenue                                          (17)        (24)
                                                          ---------------------

Total regulatory liabilities                                  $(274)      $(259)
===============================================================================

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In 1999, CMS Energy implemented statement of position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities. Application of these standards has not had a material effect on CMS Energy's financial position, liquidity, or results of operations. Effective January 1, 1999, CMS Energy adopted Emerging Issues Task Force (EITF) Issue 98-10, Accounting for Energy Trading and Risk Management Activities, which requires mark-to-market accounting for energy contracts entered into for trading purposes. Under mark-to-market accounting, gains and losses resulting from changes in market prices on contracts entered into for trading purposes are reflected in current earnings. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 did not have a material effect on CMS Energy's consolidated financial position, results of operations and cash flows as of December 31, 1999. For energy contracts that are hedges of non-trading activities, CMS Energy will continue to use accrual accounting until it adopts SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001.

FOREIGN CURRENCY TRANSLATION: Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. For the year ended December 31, 1999 the change in the foreign currency translation adjustment increased equity by $28 million, net of after-tax hedging proceeds.

OTHER: For significant accounting policies regarding cash equivalents, see Note 17; for income taxes, see Note 10; for executive incentive compensation, see
Note 12; and for pensions and other postretirement benefits, see Note 13.


3:  ACQUISITION

In March 1999, CMS Energy completed the acquisition of Panhandle from Duke Energy Corporation (Duke Energy) for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. CMS Energy used the purchase method of accounting to account for the acquisition and, accordingly, included

                                     CMS-32
the results of operations of Panhandle for the period from March 29, 1999 in the accompanying consolidated financial statements. Assets acquired and liabilities assumed are recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized by the end of the first quarter of 2000. CMS Energy allocated the tentative excess purchase price over the estimated fair value of net assets acquired of approximately $800 million to goodwill and amortizes this amount on a straight-line basis over 40 years.

The following unaudited pro forma amounts for operating revenue, consolidated net income, basic earnings per share and diluted earnings per share, as if the acquisition had occurred on January 1, 1998, illustrate the effects of: (1) various restructuring, realignment, and elimination of activities between Panhandle and Duke Energy prior to the closing of the acquisition by CMS Energy;
(2) the adjustments resulting from the acquisition by CMS Energy; and (3) financing transactions which include the public issuance of $800 million of senior notes by Panhandle, $850 million of senior notes by CMS Energy, and the private sale of $250 million of Trust Preferred Securities by CMS Energy.

                                                              In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------
Years Ended December 31                                      1999                                 1998
------------------------------------------------------------------------------------------------------

Operating revenue                                         $6,216                                $5,566
Consolidated net income                                     $287                                  $289
BASIC EARNINGS PER SHARE:
  Basic earnings per share before
    Class G Common Stock Exchange                          $2.53                                 $2.70
     Effects of Premium on Redemption
      of Class G Common Stock                               (.26)                                    -
      Basic earnings per share after
                                                          --------------------------------------------
        Class G Common Stock Exchange                      $2.27                                 $2.70
                                                          ============================================
DILUTED EARNINGS PER SHARE:
  Diluted earnings per share before
    Class G Common Stock Exchange                          $2.51                                 $2.67
     Effects of Premium on Redemption
      of Class G Common Stock                               (.25)                                    -
      Diluted earnings per share after
                                                          --------------------------------------------
        Class G Common Stock Exchange                      $2.26                                 $2.67
======================================================================================================


4:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the Environmental Protection Agency
(EPA) to review periodically the effectiveness of the national air quality standards in preventing adverse health effects. In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999, a United States Court of Appeals ruled that

                                     CMS-33
the grant of authority to the EPA, to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result, the EPA will not implement the standards under the 1997 rule. On October 28, 1999, the United States Court of Appeals denied a request by the EPA for a rehearing. On January 27, 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case. Because of the United States Court of Appeals decisions, the EPA has proposed to reinstate the pre-1997 standards.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to limit further nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999 the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. In early 2000, the United States Court of Appeals upheld the EPA's final regulations. The state of Michigan is expected to appeal this ruling. Until the appeal is decided, it is unlikely that the state of Michigan will establish Consumers' nitrogen oxide emissions reduction target. In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed. Until these targets are lawfully established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in 1999 dollars. If Consumers had to meet the EPA's 1997 proposed requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 1999 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, to comply with the Clean Air Act, Consumers incurred capital expenditures totaling $67 million to install equipment at certain generating units. Consumers estimates an additional $5 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.


                                     CMS-34

Consumers is a potentially responsible party at several contaminated sites administered under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At December 31, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and poly chlorinated biphenyls (PCBs). Consumers believes it now has viable disposal options for these materials. It estimates the additional cost associated with PCB waste at $1.5 million. The cost of removal and disposal will constitute part of the cost to decommission the plant and will be paid from the decommissioning fund.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs have appealed this decision. Consumers cannot predict the outcome of this appeal.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 megawatts (MW) of the natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership (MCV Facility) capacity (see "Power Purchases from the MCV Partnership" in this Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. Customers having a maximum demand for electric power of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier. Consumers will transmit that power for a fee. Delivery of electric power through this direct-access program is limited to 134 MW. In accordance with the MPSC order, Consumers held a lottery to select the customers that would participate in the direct-access program. Subsequently, direct-access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Michigan Attorney General (Attorney General), Association of Businesses Advocating Tariff Equity (ABATE), the MCV Partnership and other parties filed appeals with the Michigan Court of Appeals (Court of Appeals) challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. In October 1999, the Attorney General filed an application for leave to appeal this decision to the Michigan Supreme Court.

In November 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. In testimony filed in this case, ABATE claimed that Consumers received approximately $189 million in excess revenues for 1998. In its testimony, the MPSC staff stated that 1998 financial results show excess revenues of $118 million compared to the previously authorized electric return on equity. The MPSC staff offered several alternatives for the MPSC to consider. These alternatives involve several different refunds or reductions that the MPSC could consider separately or in combination,


                                     CMS-35
but if made, would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers filed testimony showing that after ratemaking adjustments and normalizations, there is a revenue deficiency of approximately $3 million. ABATE and other interveners bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. In December 1999, an announcement was made that an agreement concerning legislation in Michigan on electric deregulation had been reached by Consumers, ABATE, and numerous other industrial and commercial business interests. In anticipation of the legislation being introduced, ABATE and Consumers jointly filed a request with the MPSC to suspend ABATE's electric rate complaint to allow for consideration of the proposed legislation. The MPSC granted a temporary suspension for 120 days (expiring in April 2000), subject to its authority to withdraw the suspension at any time. As part of the suspension, Consumers agreed that, if the case is resumed and a rate reduction is ultimately ordered by the MPSC, it would implement the rate reduction retroactively for a period equal to the length of the actual suspension. In January 2000, the legislation was introduced into the Michigan Legislature. Consumers is unable to predict the outcome of this matter.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. In June 1999, the Michigan Supreme Court reversed the Court of Appeals and held that the MPSC does not have the statutory authority to order a utility to provide a mandatory retail wheeling service. For more information on the experimental retail wheeling program see "Electric Restructuring" below.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued numerous orders since June 1997 proposing that Consumers transmit and distribute energy for competing power suppliers to retail customers (also known as "retail open access"). The restructuring orders provide for: 1) recovery of estimated Stranded Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access beginning September 1999; 3) suspension of the power supply cost recovery (PSCR) clause as discussed below; and 4) the right of all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, will be reviewed for prudence by the MPSC and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

Consumers submitted its plan for implementing retail open access to the MPSC in 1998. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing electric retail customer open access in September 1999, and will extend open access to 750 MW of Consumers' retail market by 2001. On January 1, 2002, all of Consumers' electric customers will have the right to choose generation suppliers.

Numerous appeals are pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. The MPSC


                                     CMS-36
ultimately issued an order in August 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. ABATE and the Attorney General have each appealed the August 1999 order to the Court of Appeals. It is uncertain how the issues raised by the MPSC's August 1999 order will be resolved by the regulatory process, the appellate courts or by legislation addressing electric restructuring issues.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin) that provides Consumers with approximately 15 percent additional power above its anticipated power demands. This allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Before 1998, the PSCR process provided for the recovery of any prudent and necessary power supply costs through customer rates, thus minimizing the risk to shareholders for fluctuations in such costs. In 1998, as a result of an MPSC order associated with electric restructuring efforts, the PSCR process was suspended for 4 years. Under the suspension, customers' rates previously subject to adjustment under the PSCR process, will not be adjusted to reflect the actual costs of fuel, interchange power and purchased power, through 2001. To reduce the risk of high energy prices during peak demand periods, Consumers has employed a strategy of purchasing electric option contracts for the physical delivery of electricity during the months of June through September in order to achieve its reserve margin target. Consumers expects to use a similar strategy in the future. In 1999, Consumers' purchase of electric option contracts cost approximately $19 million.

In June 1999, Consumers and four other electric utility companies sought approval from the Federal Energy Regulatory Commission (FERC) to form the Alliance Regional Transmission Organization (Alliance). The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of other companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance of Alliance, its rates and its geographic configuration. On the same day as the Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an Regional Transmission Organization (RTO). In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership. Consumers and the Alliance companies have sought a rehearing on the Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

                                     CMS-37

OTHER CONSUMERS' ELECTRIC UTILITY UNCERTAINTIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow Chemical Company (Dow). Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland Inc. (CMS Midland) owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Midland Holdings Company (CMS Holdings) holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                          1999                           1998                          1997
------------------------------------------------------------------------------------------------------------------

Pretax operating income                           $49                            $49                           $46
Income taxes and other                             15                             15                            14
                                                  ----------------------------------------------------------------

Net income                                        $34                            $34                           $32
==================================================================================================================

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the power purchase agreement (PPA) between Consumers and the MCV Partnership in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kilowatt-hour (kWh), a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh, increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers will recover these increases through an adjustment to the currently frozen PSCR factor that will be effective through 2001. Consumers expects to recover the remaining increases through the Transition Cost true-up process and through further adjustments to the PSCR factor. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO Energy Company (PECO) its capacity and energy purchases under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002, Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers' Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers' and other parties'

                                     CMS-38
requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers' continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to revise its capacity solicitation process (which Consumers has filed but is awaiting an MPSC decision). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to the pending electric industry restructuring legislation in Michigan and the overall uncertainty that exists concerning restructuring, Consumers and PECO have entered into an interim arrangement for the sale of 125MW of PPA capacity associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At December 31, 1999 and December 31, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $78 million and $110 million, respectively. At December 31, 1999, the undiscounted after-tax amount associated with this liability totaled $142 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $30 million as of December 31, 1999. Consumers believes that this shortfall will be resolved in the context of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax underrecoveries associated with the PPA would be as follows.

                                                                                                        In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2000        2001       2002       2003     2004
------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries, net of tax                          $21         $20        $19        $18      $17
==================================================================================================================


If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA and expected shortfalls are not resolved in the context of the electric restructuring effort, Consumers will need to recognize additional losses for future underrecoveries. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations and any other relevant circumstances.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership's motion for summary

                                     CMS-39
judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC has appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 1999, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15.5 million in any one year to Nuclear Electric Insurance Limited (NEIL); $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2001 to 2004. Consumers enters into long-term contracts for approximately 50 to 75 percent of its annual coal requirements. In 1999, coal purchases totaled $262.5 million of which $197.2 million (75 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

                                     CMS-40

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of December 31, 1999, Consumers has an accrued liability of $62 million and a regulatory asset of $65 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS' GAS UTILITY MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program. The program will extend over a three-year period, ending March 31, 2001, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of December 31, 1999, more than 176,000 customers chose alternative gas suppliers, representing approximately 42.2 billion cubic feet (bcf) of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per thousand cubic feet (mcf); 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC Order. Petitions for rehearing filed by several parties were subsequently denied by the Court of Appeals.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At December 31, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 50 percent of its 2000 requirements; and 50 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various

                                     CMS-41
suppliers for its natural gas business. These contracts have expiration dates that range from 2000 to 2004. Consumers' 1999 gas requirements totaled 200 bcf at a cost of $542 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1999, Consumers had 50 percent of its 2000 gas requirements under such long-term contracts, and will supplement them with additional long-term and short-term contracts and spot-market purchases.

PANHANDLE MATTERS

REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect in Rate Proceeding 96-129 a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. This settlement was approved on February 1, 2000 and will require refunds of approximately $2 million expected to be made in April 2000, with supplemental refunds expected in July 2000. On January 12, 2000, the FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates which would impact future revenues and require additional refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At December 31, 1999, accounts receivable included $54 million due from natural gas producers, and other current liabilities included $54 million for related obligations.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify Panhandle against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the United States EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The state of Illinois contends that Panhandle's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

OTHER UNCERTAINTIES

CMS GENERATION CO. (CMS GENERATION) ENVIRONMENTAL MATTERS: CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.617 billion for 2000, $1.290 billion for 2001, and $1.295 billion for 2002. For further information, see Capital Resources and Liquidity-Capital Expenditures in the Management's Discussion and Analysis

                                     CMS-42

CMS MARKETING, SERVICES AND TRADING COMPANY (CMS MST) GAS SUPPLY CONTRACTS:
During 1999, CMS MST entered into two sales arrangements to provide natural gas to various entities over periods of up to 12 years. These contracts obligate CMS MST to provide 179 bcf of gas to these entities at predetermined price levels over the period of the contracts. CMS MST has established a liability for these outstanding obligations and hedged its exposures under these arrangements.

OTHER: As of December 31, 1999, CMS Energy and Enterprises guaranteed up to $517 million in contingent obligations of unconsolidated affiliates and related parties.

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


5:  SHORT-TERM FINANCINGS

CMS Energy utilized $600 million of a bridge loan facility to partially fund the acquisition of Panhandle. As of December 31, 1999, CMS Energy had repaid this entire bridge loan facility.

At February 1, 2000, Consumers had FERC authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2000, up to $275 million and $365 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $135 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1999, a total of $214 million was outstanding at a weighted average interest rate of 6.6 percent, compared with $215 million outstanding at December 31, 1998, at a weighted average interest rate of 5.8 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million. In September 1999, Consumers entered into two variable-to-fixed interest rate swaps totaling $740 million; this amount was reduced by $70 million to $670 million by December 31, 1999 and terminate January 31, 2000.

Consumers also has in place a $325 million trade receivables sale program. At December 31, 1999 and 1998, receivables sold under the program totaled $325 million and $306 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

                                     CMS-43

6:  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
December 31                                 Maturing/Expiring          Interest Rate            1999         1998
-----------------------------------------------------------------------------------------------------------------

First Mortgage Bonds                             1999 to 2023            6.4% to 8.9%         $  563       $  628
Long-Term Bank Debt                                      2003                    5.8%(a)         175          175
Senior Notes:
  CMS Energy                                     2000 to 2009                    7.5%(a)       1,610          830
  CMS Energy                                             2011                    8.0%(b)         250            -
  CMS Energy                                             2013                  8.375%(c)         150            -
  Consumers                                      2008 to 2028                    6.5%(a)       1,074        1,075
  Panhandle                                      2004 to 2029                    6.9%(a)       1,100            -
Extendible Tenor Rate
 Adjusted Securities (d)                                 2005                    7.0%(a)         180          180
Senior Credit Facilities                         2000 to 2002                    7.5%(a)         444          669
General Term Notes(TM)
  Series A to E                                  2000 to 2009                    7.5%(a)         849          625
Pollution Control Revenue Bonds                  2000 to 2018                    5.1%(a)         131          131
Revolving Line of Credit                                 2002                    7.1%(a)         175          168
Nuclear Fuel Disposal                                     (e)                    4.7%(a)         123          117
Bank Loans and Other                             2000 to 2014                    7.2%(a)         709          410
                                                                                           ----------------------

Principal Amount Outstanding                                                                   7,533        5,008
Current Amounts                                                                                 (516)        (258)
Net Unamortized Discount                                                                         (30)         (24)
                                                                                         ------------------------

Total Long-Term Debt                                                                          $6,987       $4,726
=================================================================================================================

(a) Represents the weighted average interest rate at December 31, 1999.
(b) The interest rate may be reset in July 2001. For detailed information, see discussion below.
(c) The interest rate may be reset in July 2003. For detailed information, see discussion below.
(d) May be extended for an additional seven years.
(e) Maturity date uncertain (see Note 4).

The scheduled maturities of long-term debt and improvement fund obligations are as follows: $516 million in 2000, $88 million in 2001, $988 million in 2002, $599 million in 2003 and $1.1 billion in 2004.

CMS ENERGY

CMS Energy's $725 million senior credit facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility (Senior Credit Facilities). Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $357 million. At December 31, 1999, the total amount utilized under the Senior Credit Facilities was $484 million, including

                                     CMS-44

$41 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $139 million.

In January 1999, CMS Energy received net proceeds of approximately $473 million from the sale of $480 million of senior notes. In February 1999, CMS Energy received net proceeds of approximately $296 million from the sale of $300 million of senior notes. Proceeds from these offerings were used to repay debt and for general corporate purposes.

In June 1999, CMS Energy sold $250 million of 8 percent senior notes, due July 1, 2011 and $150 million of 8.375 percent senior notes, due July 1, 2013. The $250 million senior notes and the $150 million senior notes are subject to a call option and mandatory put on July 1, 2001 and July 1, 2003, respectively. The call option allows the callholder to purchase the notes, at which point the coupon rate will be reset for the remaining term of the notes. If the call option is not exercised by the callholder, the notes will be mandatorily put to CMS Energy at a price equal to 100 percent of the principal amount. Net proceeds of approximately $404 million, which includes approximately $9 million for the sale of the call options, were also used to pay down the remaining portion of the bridge loan obtained for the acquisition of Panhandle.

CONSUMERS

Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent.

In May 1999, Michigan Gas Storage Company (Michigan Gas Storage) repaid its $20 million outstanding term loan with Toronto Dominion Bank.

Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation (Articles) and the need for regulatory approvals to meet appropriate federal law.

In November 1999, $64 million of Consumers' First Mortgage Bonds matured and were retired.

Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 5.1 percent at December 31, 1999.

PANHANDLE

In March 1999, CMS Energy, through its subsidiary CMS Panhandle Holding Company (CMS Panhandle Holding), received net proceeds of approximately $789 million from the sale of $800 million of senior notes issued by CMS Panhandle Holding. Proceeds from this offering were used to initially fund the acquisition of Panhandle. On June 15, 1999 CMS Panhandle Holding merged into Panhandle, at which point the notes became direct obligations of Panhandle. In September 1999, Panhandle exchanged the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical Security and Exchange Commission
(SEC)-registered notes.



                                     CMS-45

CMS OIL AND GAS

In May 1999, CMS Oil and Gas renegotiated a three-year $225 million floating rate revolving credit facility which matures in May 2002. At December 31, 1999, the amount utilized under the credit facility was $175 million.


7: CAPITALIZATION

CMS ENERGY

The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock, one of two classes of common stock of CMS Energy, par value $.01 per share (CMS Energy Common Stock), 60 million shares of Class G Common Stock, one of two classes of common stock of CMS Energy, no par value (Class G Common Stock) and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

In June 1999, a Delaware statutory business trust established by CMS Energy privately sold $250 million of Trust Preferred Securities to an entity organized by Banc of America Securities LLC. The Trust Preferred Securities pay quarterly distributions at a floating rate. Under the terms of the Trust Preferred Securities, if the price of the CMS Energy Common Stock is less than $29 per share, the holders may request that the Trust Preferred Securities be remarketed to third parties. In such case, the interest rate and certain other terms of the subordinated notes could be reset. Net proceeds of approximately $244 million were used to pay down a portion of the bridge loan obtained for the acquisition of Panhandle. In exchange for these proceeds, CMS Energy sold subordinated notes to the trust. In connection with this financing, CMS Energy also agreed to sell $250 million of CMS Energy Common Stock at prevailing market prices through Banc of America Securities LLC within 24 months.

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

In November 1999, CMS Energy privately placed 125,000 shares of its Mandatorily Convertible Preferred Stock with CMS Share Trust, a Delaware statutory business trust established by CMS Energy, in connection with a $125 million secured debt issuance by an unconsolidated subsidiary. The Mandatorily Convertible Preferred Stock has a liquidation preference of $1,000 per share and does not pay dividends while held by the CMS Share Trust. Under certain circumstances involving the unconsolidated subsidiary's and CMS Energy's inability to pay principal and/or interest on the subsidiary's debt, the Mandatorily Convertible Preferred Stock may be remarketed to third parties with the proceeds applied to payment of the subsidiary's debt. At the time of remarketing, if any, a market-based dividend rate and the terms of the conversion into CMS Energy Common Stock would be established.


                                     CMS-46

During the second or third quarter of 2000, subject to market conditions, CMS Energy intends to make an initial public offering of approximately $600 million of a tracking stock representing 20 percent of the economic interest in its electric and gas utility. The proceeds of the offering will be used mostly to reduce debt, with the remaining proceeds to be used for repurchase of up to 10 million shares of CMS Energy Common Stock from time to time, in open market or private transactions.

OTHER: Under its most restrictive borrowing arrangement at December 31, 1999, none of CMS Energy's consolidated net income was restricted for payment of common dividends. CMS Energy could pay $1 billion in common dividends under its most restrictive debt covenant.

CONSUMERS

On April 1, 1999, Consumers redeemed all 8 million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

In October 1999, 7 million shares of 9.25 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing III, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled approximately $169 million. Consumers formed the trust for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Securities.

Under the provisions of its Articles of Incorporation, Consumers had $359 million of unrestricted retained earnings available to pay common dividends at December 31, 1999. In January 2000, Consumers declared and paid a $79 million common dividend.


8:   EARNINGS PER SHARE AND DIVIDENDS

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes. The exchange ratio of .7041 share of CMS Energy Common Stock for each share of Class G Common Stock represents the fair market value of CMS Energy Common Stock equal to 115 percent of the fair market value of one share of Class G Common Stock. Fair market values of CMS Energy Common Stock and Class G Common Stock were determined by calculating the average of the daily closing prices on the New York Stock Exchange from July 28, 1999 to August 24, 1999. The resulting 15 percent exchange premium of $28 million resulted in a reallocation of earnings per share between CMS Energy Common Stock and Class G Common Stock. For the year ended December 31, 1999, CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively, and Class G's basic and diluted earnings per share were increased $3.31, as shown separately in the calculation of earnings per share in the Consolidated Statements of Income.

Earnings per share attributable to all classes of Common Stock of CMS Energy and each of its subsidiaries (Common Stock) from January 1, 1999 to October 25, 1999 and for the years ended December 31, 1998


                                     CMS-47
and 1997 reflect the performance of the gas distribution, storage and transportation business currently conducted by Consumers and Michigan Gas Storage (Consumers Gas Group). The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

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

                                     CMS-48

COMPUTATION OF EARNINGS PER SHARE (EPS):


                                                                      In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------------
                                                                      1999                  1998             1997
                                                        ---------------------------------------------------------
                                                                                             (a)
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                           $277                       $285          $  244
                                                        =========================================================
Net Income Attributable to Common Stocks:
 CMS Energy - Basic                                               $241(b)                    $272          $  229
 Add conversion of 7.75% Trust
        Preferred Securities (net of tax)                            9                          9               5
                                                        ---------------------------------------------------------

 CMS Energy - Diluted                                             $250(b)                    $281          $  234
                                                        =========================================================
 Class G:
   Basic and Diluted                                               $36(b)(c)                $  13          $   15
                                                        ==========================================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
     Average Shares - Basic                                      110.1                      102.4            96.1
     Add conversion of 7.75% Trust
         Preferred Securities                                      4.3                        4.3             2.3
     Options-Treasury Shares                                       0.3                        0.5             0.3
                                                        ---------------------------------------------------------

     Average Shares - Diluted                                    114.7                      107.2            98.7
                                                        =========================================================
  Class G:
    Average Shares
      Basic and Diluted                                            8.6(c)                     8.3             8.0
                                                        =========================================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                                      $2.18(b)                   $2.65          $ 2.39
      Diluted                                                    $2.17(b)                   $2.62          $ 2.37
  Class G:
      Basic and Diluted                                          $4.21(b)(c)                $1.56          $ 1.84
=================================================================================================================

(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributable to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).
(b) Reflects the reallocation of net income and earnings per share as a result of the premium on exchange of Class G Common Stock. As a result, CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively, and Class G's basic and diluted earnings per share were increased $3.31.
(c)  From January 1, 1999 to October 25, 1999.

                                     CMS-49

In February and May 1999, CMS Energy paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In August 1999, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock and $.34 per share on Class G Common Stock. In November 1999, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. As a result of the exchange of Class G Common Stock for CMS Energy Common Stock, no Class G Common Stock dividend was declared in September. Class G Common Stock shareholders prior to the exchange received the CMS Energy Common Stock dividend. In January 2000, the Board of Directors of CMS Energy (Board of Directors) declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, which was paid in February 2000.

CMS Energy will reduce the CMS Energy Common Stock annual dividend to $.40 per share at the time of a proposed initial public offering of approximately $600 million of a tracking stock representing 20 percent of the financial interest in CMS Energy's electric and gas utility. The offering is currently expected for issuance during the second or third quarter of 2000, subject to market conditions.



9:   RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS

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

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. Nonperformance by counterparties is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.


COMMODITY PRICE HEDGES: CMS Energy engages in both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Effective January 1, 1999, CMS Energy adopted mark-to-market accounting for energy trading contracts in accordance with EITF 98-10. Mark-to-market accounting requires gains and losses resulting from changes in market prices on contracts entered into for trading purposes to be reflected in earnings currently. The after-tax mark-to-market adjustment resulting from the adoption of EITF 98-10 did not have a material effect on CMS Energy's financial position, results of operations and cash flows as of December 31, 1999.

Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers'

                                     CMS-50
electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

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

The contract with the seller provides a calculation of exposure for the purpose of requiring an exposed party to post a standby letter of credit. Under this calculation, if a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At December 31, 1999, the terms of this contract reflected no letter of credit by either party. As of December 31, 1999, the fair value of this contract is $19 million, representing the amount CMS Oil and Gas would be required to pay to the counterparty at settlement if settled at this date.

A subsidiary of CMS Gas Transmission uses natural gas futures contracts and CMS Marketing, Services and Trading Company uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $2.9 billion at December 31, 1999. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $1.6 billion at December 31, 1999, which includes $207 million, $435 million and $880 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at December 31, 1999 was $64 million, representing the amount CMS Energy would pay upon settlement.

                                     CMS-51

10:   INCOME TAXES

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

CMS Energy used investment tax credit (ITC) to reduce current income taxes payable, and amortizes ITC over the life of the related property. Any alternative minimum tax (AMT) paid generally becomes a tax credit that CMS Energy can carry-forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:



                                                                                    In Millions
-----------------------------------------------------------------------------------------------
Years Ended December 31                              1999               1998               1997
-----------------------------------------------------------------------------------------------

Current income taxes
  Federal and other                               $    40               $ 61               $ 76
  State and local                                       2                  5                  3
  Foreign                                              12                  3                  5
                                                  ------- -------------------------------------
                                                       54                 69                 84
Deferred income taxes
    Federal                                            21                 77(a)              41
    State                                               4                 -                  -
    Foreign                                            (6)                (7)                (7)
                                                --------- -------------------------------------
                                                       19                 70                 34
Deferred ITC, net                                      (9)               (16)               (10)
                                                --------- -------------------------------------

                                                  $    64               $123               $108
===============================================================================================

(a) Includes $23 million for 1998 change in property tax accounting.

                                     CMS-52

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
December 31                                                                     1999             1998
-----------------------------------------------------------------------------------------------------

Property                                                                     $  (606)         $  (564)
Unconsolidated investments                                                      (208)            (288)
Postretirement benefits                                                         (128)            (139)
Abandoned Midland project                                                        (17)             (25)
Employee benefit obligations (includes postretirement benefits
 of $140 and $141                                                                174              182
AMT carryforward                                                                 112              134
Power purchases                                                                   42               59
Other                                                                            (34)               4
                                                                             ------------------------

                                                                             $  (665)         $  (637)
Valuation allowances                                                              (5)             (15)
                                                                             ------------------------
                                                                             $  (670)         $  (652)
=====================================================================================================

Gross deferred tax liabilities                                               $(1,512)         $(1,789)
Gross deferred tax assets                                                        842            1,137
                                                                             ------------------------

                                                                             $  (670)         $  (652)
=====================================================================================================


                                     CMS-53

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:


                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            1999                 1998                  1997
------------------------------------------------------------------------------------------------------------------

Consolidated net income before
  preferred dividends
    Domestic                                                    $   187                 $247                $222
    Foreign                                                          96                   57                  47
                                                                ------------------------------------------------
                                                                    283                  304                 269
Income tax expense                                                   64                  123(a)              108
                                                                ------------------------------------------------

                                                                    347                  427                 377
Statutory federal income tax rate                                  x 35%                x 35%               x 35%
                                                               -------------------------------------------------

Expected income tax expense                                         121                  149                 132
Increase (decrease) in taxes from:
 Capitalized overheads previously flowed through                      5                    5                   5
 Differences in book and tax depreciation
  not previously deferred                                            19                   14                  14
 Impact of foreign taxes, tax rates and credits                      15                   (5)                  1
 Undistributed earnings of international subsidiaries               (45)                 (13)                (10)
 ITC amortization/adjustments                                        (8)                 (16)                (10)
 Section 29 Fuel Tax Credits                                        (12)                 (13)                (13)
 Valuation allowances, net                                          (10)(b)                -                   -
 Reversal of income tax accruals                                     (8)                   -                   -
 Other, net                                                         (13)                   2                 (11)
                                                       ----------------------------------------------------------

                                                                   $ 64                 $123               $ 108
=================================================================================================================

Effective tax rate                                                 18.4%                28.8%               28.6%
=================================================================================================================



(a) Includes $23 million for 1998 change in property tax accounting.
(b) Benefit realization of preacquisition carryforwards.


11:   FINANCIAL INSTRUMENTS


The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgement may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of December 31, 1999 and 1998 are not necessarily indicative of the amounts which may be realized in current market exchanges.

                                     CMS-54

The carrying amounts of all long-term investments in financial instruments, except as shown below, approximate fair value.



Years Ended December 31                       1999                                           1998        In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                 Gross                                          Gross
                               Carrying       Fair          Unrealized      Carrying         Fair          Unrealized
                                   Cost      Value         Gain (Loss)          Cost        Value         Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)               $6,987     $6,722             $  (265)       $4,726        $4,762          $    36
Interest Rate Swaps (b)               -          6                   6             -            15               15
Preferred Stock and
  Trust Preferred Securities      1,163      1,042                (121)          631           631                -

Available-for-Sale
Securities
-------------------------------------------------------------------------------------------------------------------
Investments                     $     -    $     -            $      -           $82           $67             $(15)
Nuclear Decommissioning             448        602                 154           425           557              132
SERP                                 56         60                   4            40            53               13
-------------------------------------------------------------------------------------------------------------------


a) Settlement of long-term-debt is generally not expected until maturity.
b) Amounts shown represent estimated amounts CMS Energy would receive if agreements were settled at current market rates.


Years Ended December 31                       1999                                 1998
-------------------------------------------------------------------------------------------------------------------
                                                                Gross                                         Gross
                                   Fair                    Unrealized              Fair                  Unrealized
Trading Securities                Value                   Gain (Loss)             Value                 Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
Investments                         $91                           $17               $ 6                         $ 3

In 1999, CMS Energy transferred $85 million of investment from the available-for-sale category into the trading category, and correspondingly, reflected $14 million of unrealized gains in consolidated net income for the year ended December 31, 1999.

                                     CMS-55

12:   EXECUTIVE INCENTIVE COMPENSATION

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock as well as stock options and stock appreciation rights relating to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 1999, awards of up to 2,466,524 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1999, 679,232 of the 884,129 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year after one year. All options expire up to ten years and one month from date of grant. In 1999, all outstanding Class G Common Stock and options were converted to CMS Energy Common Stock and options at an exchange rate of .7041 per Class G Common Stock or option held. The original vesting or exercise period was retained for all converted shares or options. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under the plan follows.

                                     CMS-56

                                                      Restricted
                                                        Stock                         Options
                                                      ----------             ----------------------------------
                                                          Number                Number         Weighted-Average
                                                       of Shares             of Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock:
Outstanding at January 1, 1997                           600,838              1,716,626                  $ 26.24
  Granted                                                366,360                431,500                  $ 35.91
  Exercised or Issued                                   (159,405)              (479,422)                 $ 26.54
  Forfeited                                              (59,582)                     -                        -
  Expired                                                      -                 (2,987)                 $ 30.13
                                                     ------------------------------------------------------------

Outstanding at December 31, 1997                         748,211              1,665,717                  $ 28.65
  Granted                                                304,750                376,000                  $ 43.38
  Exercised or Issued                                   (185,217)              (331,925)                 $ 27.69
  Forfeited                                               (6,000)                     -                        -
                                                      -----------------------------------------------------------

Outstanding at December 31, 1998                         861,744              1,709,792                  $ 32.07
  Granted                                                284,364              1,137,912                  $ 39.23
  Converted from Class G                                   6,060                 19,503                  $ 32.62
  Exercised or Issued                                   (172,916)              (258,267)                 $ 29.44
  Forfeited                                              (95,123)                     -                        -
  Expired                                                      -                (78,900)                 $ 39.58
                                                     -----------------------------------------------------------

Outstanding at December 31, 1999                         884,129              2,530,040                  $ 35.33
================================================================================================================



----------------------------------------------------------------------------------------------------------------
Class G Common Stock:
Outstanding at January 1, 1997                            16,347                 21,000                  $ 17.88
  Granted                                                  8,784                 12,000                  $ 20.24
  Exercised or Issued                                     (1,385)                (5,000)                 $ 17.88
  Forfeited                                               (3,955)                     -                        -
                                                         -------------------------------------------------------

Outstanding at December 31, 1997                          19,791                 28,000                  $ 18.89
  Granted                                                 14,720                 45,900                  $ 24.50
  Exercised or Issued                                     (4,021)                     -                        -
                                                         -------------------------------------------------------

Outstanding at December 31, 1998                          30,490                 73,900                  $ 22.37
  Granted                                                  3,427                      -                        -
  Exercised or Issued                                     (7,360)               (19,000)                 $ 18.45
  Forfeited                                              (17,949)                     -                        -
  Expired                                                      -                (27,200)                 $ 24.50
  Converted to CMS Energy                                 (8,608)               (27,700)                 $ 22.98
                                                         -------------------------------------------------------

Outstanding at December 31, 1999                               -                      -                        -
================================================================================================================

                                     CMS-57

The following table summarizes information about stock options outstanding at December 31, 1999:


                                               Number                      Weighted-              Weighted-
         Range of                            of Shares                       Average               Average
     Exercise Prices                         Outstanding                 Remaining Life         Exercise Price
--------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock:

$17.13 - $35.94                             1,151,128                      5.61 years                   $29.11
$37.19 - $41.44                             1,020,412                      9.55 years                   $39.53
$41.75 - $44.06                               358,500                      8.66 years                   $43.34
--------------------------------------------------------------------------------------------------------------

$17.13 - $44.06                             2,530,040                      7.63 years                   $35.33
==============================================================================================================


The weighted average fair value of options granted for CMS Energy Common Stock was $5.93 in 1999, $6.43 in 1998 and $6.38 in 1997. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:



Years Ended December 31                                                  1999              1998             1997
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                                               5.65%             5.45%            6.06%
  Expected stock-price volatility                                      16.81%            15.93%           17.43%
  Expected dividend rate                                                $.365             $ .33            $ .30
  Expected option life (years)                                      4.5 years           4 years          5 years

===================================================================================================================


CMS Energy applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $12 million in 1999, $9 million in 1998 and $6 million in 1997. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, CMS Energy's consolidated net income and earnings per share would have been as follows:



                                     CMS-58


                                                                       In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------------------
                                                            Pro Forma                      As Reported
Years Ended December 31                                1999           1998           1999               1998
---------------------------------------------------------------------------------------------------------------

Consolidated Net Income                            $   272         $   283        $   277         $   285
Net Income Attributable to Common Stocks
  CMS Energy                                           236             270            241             272
  Class G                                               36              13             36              13
Earnings Per Average Common Share
  CMS Energy
     Basic                                            2.14            2.64           2.18            2.65
     Diluted                                          2.14            2.61           2.17            2.62
  Class G
      Basic and Diluted                               4.21            1.54           4.21            1.56

===============================================================================================================

13:   RETIREMENT BENEFITS

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

Weighted-Average Assumptions:

                                                 Pension & SERP                             OPEB
                                       --------------------------------       --------------------------------
Years Ended December 31                 1999          1998         1997       1999           1998         1997
--------------------------------------------------------------------------------------------------------------

Discount rate                          7.75%         7.00%        7.50%        7.75%        7.00%        7.50%
Expected long-term rate
 of return on plan assets              9.25%         9.25%        9.25%        7.00%        7.00%        7.00%
Rate of compensation increase:
  Pension - to age 45                  5.25%         5.25%        5.25%
  - age 45 to assumed retirement       3.75%         3.75%        3.75%
 SERP                                  5.50%         5.50%        5.50%
==============================================================================================================

Retiree health care costs at December 31, 1999 are based on the assumption that costs would increase 7.0 percent in 2000, then decrease gradually to 5.5 percent in 2006 and thereafter.


                                     CMS-59

Net Pension Plan, SERP and OPEB costs consist of:


                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
                                                                Pension & SERP                      OPEB
                                                           -------------------------------------------------------
Years Ended December 31                                     1999     1998     1997         1999     1998    1997
------------------------------------------------------------------------------------------------------------------
Service cost                                                $ 34     $ 27     $ 26         $ 15     $ 11    $ 10
Interest expense                                              71       64       61           47       43      41
Expected return on plan assets                               (84)     (73)     (70)         (25)     (18)    (13)
Amortization of unrecognized transition (asset)               (5)      (5)      (5)           -        -       -
Amortization of prior service cost                             4        4        4            -        -       -
Ad Hoc Retiree Increase                                        3        -        -            -        -       -
                                                           -------------------------------------------------------
Net periodic pension and
  postretirement benefit cost                               $ 23     $ 17     $ 16         $ 37     $ 36    $ 38
==================================================================================================================

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                         One Percentage        One Percentage
                                                                         Point Increase         Point Decrease
----------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                              $  11                   $  (9)
Effect on postretirement benefit obligation                                       $ 109                   $ (91)
================================================================================================================



                                     CMS-60

The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                         Pension Plan             SERP                  OPEB
                                                        1999     1998         1999    1998          1999    1998
------------------------------------------------------------------------------------------------------------------

Benefit obligation, January 1                          $ 874     $792          $50    $ 41         $ 655    $582
Service cost                                              31       25            3       2            15      11
Interest cost                                             68       60            4       3            47      43
Plan amendments                                            4        -            -       -             -       -
Business Combinations                                     70        -            3       -            29       -
Actuarial loss (gain)                                      3       76           (6)      5            21      47
Benefits paid                                            (79)     (79)          (1)     (1)          (31)    (28)
                                                       -----------------------------------------------------------
Benefit obligation, December                             971      874           53      50           736     655
                                                       -----------------------------------------------------------

Plan assets at fair value, January 1                     970      882            -       -           327     224
Actual return on plan assets                             120      167            -       -            50      54
Company contribution                                       -        -            1       1            55      49
Business Combinations                                     83        -            -       -             -       -
Actual benefits paid                                     (79)     (79)          (1)     (1)            -       -
                                                       -----------------------------------------------------------
Plan assets at fair
 value, December 31                                    1,094(a)   970(a)         -       -           432     327
                                                       -----------------------------------------------------------

Benefit obligation less than
 (in excess of) plan assets                              123       96          (52)    (50)         (305)   (328)
Unrecognized net (gain) loss from
 experience different than assumed                      (212)    (176)           4      10           (68)    (72)

Unrecognized prior service cost                           28       31            1       1             -       -
Unrecognized net transition (asset) obligation           (11)     (16)           -       -             -       -
                                                       -----------------------------------------------------------

Recorded liability                                     $ (72)    $(65)        $(47)   $(39)        $(373)  $(400)
==================================================================================================================

(a) Primarily stocks and bonds, including $108 million in 1999 and $168 million in 1998 of CMS Energy Common Stock.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1999 and 1998, trust assets were $60 million and $53 million, respectively, and were classified as other noncurrent assets. The accumulated benefit obligation for SERP was $33 million in 1999 and $31 million in 1998.

Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $20 million in 1999, $18 million in 1998 and $20 million in 1997.

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.


                                     CMS-61

CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 2, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. At December 31, 1999, Consumers had recorded a FERC regulatory asset and liability of $5 million. The FERC has authorized recovery of these costs.


14:   LEASES

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 2001, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $58 million as of December 31, 1999. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1999 were:

                                                                                In Millions
-------------------------------------------------------------------------------------------
                                                                 Capital          Operating
                                                                  Leases             Leases
-------------------------------------------------------------------------------------------

2000                                                               $  47               $ 35
2001                                                                  58                 30
2002                                                                  19                 25
2003                                                                  15                 18
2004                                                                  11                 15
2005 and thereafter                                                   10                 69
                                                                 --------------------------

Total minimum lease payments                                         160              $ 192
                                                                                      =====
Less imputed interest                                                 35
                                                                 -------

Present value of net minimum lease payments                          125
Less current portion                                                  36
                                                                 -------
Noncurrent portion                                                  $ 89
===========================================================================================

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1999, 1998 and 1997, were $35 million, $19 million, and $10 million, respectively.


                                     CMS-62

Capital lease expenses for the years ended December 31, 1999, 1998 and 1997 were $42 million, $42 million and $43 million, respectively. Included in these amounts for the years ended 1999, 1998 and 1997 are nuclear fuel lease expenses of $23 million, $23 million and $31 million, respectively.


15:   JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:


                                                                           In Millions
---------------------------------------------------------------------------------------
                                       Net Investment          Accumulated Depreciation
December 31                           1999      1998          1999              1998
---------------------------------------------------------------------------------------

Campbell Unit 3 - 93.3 percent        $284      $299           $295                $279
Ludington - 51 percent                 104       106            100                  94
Transmission lines - various            32        33             16                  15
=======================================================================================


16:   REPORTABLE SEGMENTS

CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission, storage and processing; and energy marketing, services and trading.

The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan. The other reportable segments consist of the development and management of electric, gas and other energy-related projects in the United States and internationally, including energy trading and marketing. CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. CMS Energy's management evaluates performance based on pretax operating income. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from an international energy distribution business and a land development business fall below the quantitative thresholds for reporting. Neither of these segments has ever met any of the quantitative thresholds for determining reportable segments. Amounts shown for the natural gas transmission, storage and processing segment include Panhandle, which was acquired in March 1999. Other financial data for reportable segments and geographic area are as follows:

                                     CMS-63

Reportable Segments
-------------------


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                 1999              1998                1997
------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization
  Electric utility                                                   $   315           $   304             $   296
  Gas utility                                                            107                97                  93
  Natural gas transmission, storage and processing                        68                14                  14
  Independent power production                                            35                22                  13
  Oil and gas exploration and production                                  44                38                  48
  Marketing, services and trading                                          3                 2                   1
  Other                                                                   23                 7                   2
                                                                     ---------------------------------------------
                                                                     $   595           $   484             $   467
==================================================================================================================

Identifiable Assets
  Electric utility (a)                                               $ 4,675           $ 4,640             $ 4,472
  Gas utility (a)                                                      1,731             1,726               1,644
  Natural gas transmission, storage and processing                     3,526               971                 508
  Independent power production                                         3,076             2,252               1,710
  Oil and gas exploration and production                                 659               547                 456
  Marketing, services and trading                                        367               152                 191
  Other                                                                1,428             1,022                 527
                                                                     ---------------------------------------------
                                                                     $15,462           $11,310             $ 9,508
==================================================================================================================
Capital Expenditures (b)
  Electric utility                                                   $   385           $   331             $   255
  Gas utility                                                            120               114                 116
  Natural gas transmission, storage and processing                     2,216               573                 115
  Independent power production                                           392               462                 704
  Oil and gas exploration and production                                 151               143                  99
  Marketing, services and trading                                         42                 1                  28
  Other                                                                   99                76                 202
                                                                     ---------------------------------------------
                                                                     $ 3,405           $ 1,700             $ 1,519
==================================================================================================================
Investments in Equity Method Investees
 Natural gas transmission, storage and processing                    $   369           $   494             $   241
 Independent power production                                          1,437             1,337               1,205
 Marketing, services and trading                                          27                25                  26
 Other                                                                   163               217                 274
                                                                     ---------------------------------------------
                                                                     $ 1,996           $ 2,073             $ 1,746
==================================================================================================================

                                     CMS-64

Earnings from Equity Method Investees (c)
 Natural gas transmission, storage and processing        $    20       $     9              $     4
 Independent power production                                119           158                   89
 Marketing, services and trading                               3             2                    2
 Other                                                        (4)            2                    8
                                             ----------------------------------------------------------

                                                         $   138       $   171              $   103
=======================================================================================================

Geographic Areas (d)
-------------------

                                                                             Pretax
                                                   Operating              Operating       Identifiable
                                                    Revenue                Income         Assets
------------------------------------------------------------------------------------------------------
1999
  United States                                     $ 5,573                 $   794            $11,936
   International                                        530                     118              3,526

1998
  United States                                     $ 4,867                 $   702            $ 8,842
  International                                         274                      73              2,468

1997
  United States                                     $ 4,576                 $   665            $ 7,872
  International                                         205                      51              1,636
======================================================================================================

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.
(b) Includes electric restructuring implementation plan, capital leases for nuclear fuel and other assets and electric DSM costs. Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.
(c) These amounts are included in operating revenue in the Consolidated Statements of Income.
(d)  Revenues are attributed to countries based on location of customers.


17:   SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and noncash investing and financing activities were:


                                     CMS-65


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1999              1998              1997
------------------------------------------------------------------------------------------------------------------

CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                             $ 424              $313              $293
  Income taxes paid (net of refunds)                                        59                64                67


NONCASH TRANSACTIONS
  Nuclear fuel placed under capital leases                                   6              $ 46              $  4
  Other assets placed under capital leases                                  14                14                 7
  Common stock issued to retire Class G Common Stock                       217                 -                 -
  Common stock issued to acquire companies                                   -                61                 -
  Assumption of debt                                                       305                88                 -
   ================================================================================================================

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:

                                                                                                     In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   1999              1998            1997
------------------------------------------------------------------------------------------------------------------

Sale of receivables, net                                                 $  19            $ (29)         $  17
Accounts receivable                                                       (293)            (183)          (160)
Accrued revenue                                                             42               (5)            64
Inventories                                                                 (7)             (42)           (15)
Accounts payable                                                           172              104             67
Accrued refunds                                                              -               (1)             4
Other current assets and liabilities, net                                  124              126             (6)
Noncurrent deferred amounts, net                                           (44)            (150)           (15)
                                                                         -----            -----          -----
                                                                         $  13            $(180)         $ (44)
 ================================================================================================================


18:   EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where CMS Energy's ownership in its affiliates is more than 20 percent but less than a majority, are accounted for by the equity method. Consolidated net income includes undistributed equity earnings of $45 million in 1999, $95 million in 1998, and $58 million in 1997 from these investments. The more significant of these investments are CMS Energy's 50 percent interest in Loy Yang, a 2,000 MW brown coal-fueled power plant and coal mine in Australia, and CMS Energy's 50 percent interest in Jorf Lasfar, a 1,356 MW coal-fueled power plant in Africa. Summarized combined financial information of CMS Energy's equity method investees follows, except for the MCV Partnership, which is disclosed separately in Note 19.


                                     CMS-66

INCOME STATEMENT DATA (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1999           1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $3,055          $2,255           $ 1,603
Operating expenses                                                          2,186           1,503             1,154
                                                                 --------------------------------------------------

Operating income                                                              869             752               449
Other expense, net                                                            558             409               271
                                                                 --------------------------------------------------

Net income                                                                 $  311          $  343           $   178
===================================================================================================================

BALANCE SHEET DATA (UNAUDITED)

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                                                                   1999                             1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets                                                          $ 1,006                          $   646
   Property, plant and equipment, net                                        7,581                            6,783
   Other assets                                                              3,432                            2,694
                                                                 --------------------------------------------------

                                                                           $12,019                          $10,123
===================================================================================================================

LIABILITIES AND EQUITY
   Current liabilities                                                     $   971                          $   804
   Long-term debt and other noncurrent liabilities                           7,885                            6,341
   Equity                                                                    3,163                            2,978
                                                                 --------------------------------------------------

                                                                           $12,019                          $10,123
===================================================================================================================


19:   SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT
      RELATED ENERGY SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 4, Consumers' 1999 obligation to purchase electric capacity from the MCV Partnership provided 15.5 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:


                                     CMS-67

STATEMENTS OF INCOME (UNAUDITED)


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1999           1998              1997
-------------------------------------------------------------------------------------------------------------------

Operating revenue (a)                                                        $ 617          $ 627             $ 652
Operating expenses                                                             401            405               435
                                                                            ---------------------------------------

Operating income                                                               216            222               217
Other expense, net                                                             136            142               154
                                                                              -------------------------------------

Net income before cumulative effect of accounting change                        80             80                63
Cumulative effect of change in method of accounting for property tax             -              -                15
                                                                              -------------------------------------

Net income                                                                    $ 80         $   80            $   78
===================================================================================================================

BALANCE SHEETS (UNAUDITED)



                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                     1999         1998                                                1999          1998
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                        LIABILITIES AND EQUITY
  Current assets (b)          $  397      $   341              Current liabilities            $   275       $   204
  Plant, net                   1,732        1,773              Noncurrent liabilities (c)       1,586         1,725
  Other assets                   170          173              Partners' equity (d)               438           358
                            ---------------------                                           -----------------------

                              $2,299       $2,287                                              $2,299        $2,287
===================================================================================================================

(a) Revenue from Consumers totaled $586 million, $584 million and $609 million for 1999, 1998, and 1997, respectively.
(b) Receivables from Consumers totaled $49, each year, at December 31, 1999 and 1998.
(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1999 and 1998, lease obligations of $1.36 billion and $1.41 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1999 lease payments was $55 million and $23 million, respectively, and for the 1998 lease payments was $59 million and $49 million, respectively. The lease payments service $854 million and $907 million in non-recourse debt outstanding as of December 31, 1999 and 1998, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1999 and 1998, the owner-trust made debt payments (including interest) of $167 million and $233 million, respectively. FMLP's earnings for 1999, 1998, and 1997 were $24 million, $23 million, and $20 million, respectively.
(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until certain financial test requirements are met. Consumers does not anticipate receiving a cash distribution in the near future.



                                     CMS-68

                    Report of Independent Public Accountants





To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, effective January 1, 1998, Consumers Energy Company, a wholly owned subsidiary of CMS Energy Corporation, changed its method of accounting for property taxes.


                                                /s/ Arthur Andersen LLP

Detroit, Michigan,
February 4, 2000.



                                     CMS-69

QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION          CMS ENERGY CORPORATION



                                                                   1999 (Unaudited)
Quarters Ended                                    March 31       June 30      Sept. 30      Dec. 31
----------------------------------------------------------------------------------------------------------
Operating revenue (a)                               $1,538        $1,331        $1,466       $1,768

Pretax operating income                               $245          $232          $271         $164

Consolidated net income                                $98           $75           $83          $21

Basic earnings (loss) per
  average common
  share (b):
               CMS Energy                            $0.82         $0.68         $0.79       ($0.08)(c)
               Class G                               $1.19         $0.10        ($0.38)       $3.31 (c)

Diluted earnings (loss) per
  average common
  share (b):
               CMS Energy                            $0.80         $0.67         $0.78       ($0.08)(c)
               Class G                               $1.19         $0.10        ($0.38)       $3.31 (c)

Dividends declared per
  common share:
               CMS Energy                            $0.33         $0.33        $0.365       $0.365
               Class G                              $0.325        $0.325         $0.34          N/A

Common stock prices (d)
  CMS Energy:
               High                               $48-7/16      $47-1/16     $41-15/16     $38-1/16
               Low                                $39-9/16       $39-1/4       $33-5/8     $30-5/16
  Class G:
               High                                    $26       $25-3/8       $26-7/8    $24-15/16   (e)
               Low                                 $20-1/8       $20-1/2       $22-3/8      $22-1/4   (e)
---------------------------------------------------------------------------------------------------------

                                                                    In Millions, Except Per Share Amounts

                                                                         1998 (Unaudited)
Quarters Ended                                         March 31       June 30      Sept. 30       Dec. 31
---------------------------------------------------------------------------------------------------------
Operating revenue (a)                                    $1,374        $1,132        $1,286        $1,349

Pretax operating income                                    $197          $188          $222          $168

Consolidated net income                                     $88           $65           $81           $51

Basic earnings (loss) per
  average common
  share (b):
               CMS Energy                                 $0.79         $0.63         $0.81         $0.44
               Class G                                    $1.09         $0.12        ($0.16)        $0.52

Diluted earnings (loss) per
  average common
  share (b):
               CMS Energy                                 $0.77         $0.62         $0.80         $0.44
               Class G                                    $1.09         $0.12        ($0.16)        $0.52

Dividends declared per
  common share:
               CMS Energy                                 $0.30         $0.30         $0.33         $0.33
               Class G                                    $0.31         $0.31        $0.325        $0.325

Common stock prices (d)
  CMS Energy:
               High                                    $47-5/16      $47-3/16       $44-3/4       $50-1/8
               Low                                      $41-7/8     $40-11/16       $38-3/4      $43-3/16
  Class G:
               High                                     $26-5/8       $26-7/8       $25-1/4       $26-1/2
               Low                                      $22-1/4       $23-1/4       $21-3/8       $23-1/8
---------------------------------------------------------------------------------------------------------

(a) Amounts in the second and third quarter of 1999 were restated for comparative purposes.
(b) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.
(c) Includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $ (.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.
(d)  Based on New York Stock Exchange - Composite transactions.
(e)  Through October 25, 1999.







                                     CMS-70

[CONSUMERS ENERGY LOGO]


                            1999 FINANCIAL STATEMENTS

SELECTED FINANCIAL INFORMATION                          CONSUMERS ENERGY COMPANY

                                                           1999        1998        1997         1996        1995
-----------------------------------------------------------------------------------------------------------------

Operating revenue (in millions)                   ($)      3,874       3,709       3,769        3,770       3,511

Net income (in millions) (Note 1)                 ($)        340         349         321          296         255

Net income available to common
 stockholder (in millions)                        ($)        313         312         284          260         227

Cash from operations (in millions)                ($)        781         625         761          672         642

Capital expenditures, excluding capital
 lease additions and DSM (in millions)            ($)        444         369         360          410         414

Total assets (in millions)                        ($)      7,170       7,163       6,949        7,025       6,954

Long-term debt, excluding current
 maturities (in millions)                         ($)      2,006       2,007       1,369        1,900       1,922

Non-current portion of capital
 leases (in millions)                             ($)         85         100          74          100         104

Total preferred stock (in millions)               ($)         44         238         238          356         356

Total preferred securities (in millions)          ($)        395         220         220          100           -

Number of preferred shareholders at year-end               2,534       5,649       6,178        9,540      10,084

Book value per common share at year-end           ($)      23.87       21.94       20.38        19.96       19.00

Return on average common equity                   (%)       16.2        17.5        16.8         15.9        15.0

Return on average assets                          (%)        6.4         6.6         6.2          5.7         5.3

Number of full-time equivalent
 employees at year-end
   Consumers                                               8,736       8,456       8,640        8,938       9,262
   Michigan Gas Storage                                       63          65          66           67          70

ELECTRIC STATISTICS
   Sales (billions of kWh)                                  41.0        40.0        37.9         37.1        35.5
   Customers (in thousands)                                1,665       1,640       1,617        1,594       1,570
   Average sales rate per kWh                  (cent)       6.54        6.50        6.57         6.55        6.36

GAS STATISTICS
   Sales and transportation deliveries (bcf)                 389         360         420          448         404
   Customers (in thousands) (a)                            1,584       1,558       1,533        1,504       1,476
   Average sales rate per mcf                     ($)       4.52        4.56        4.44         4.45        4.42
-----------------------------------------------------------------------------------------------------------------

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

This Annual Report and other written and oral statements made by Consumers from time to time contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause Consumers' actual results to differ materially from those anticipated in such statements. Consumers disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Consumers details certain risk factors, uncertainties and assumptions in this Management's Discussion and Analysis and particularly in the section entitled "Forward Looking Statements Cautionary Factors" in Consumers' Form 8-K filed on February 1, 2000, and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete, but is designed to highlight important factors that may impact Consumers' outlook. This Annual Report also describes material contingencies in Consumers' Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   1999      1998    Change       1998      1997      Change
-------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder                $313      $312       $1        $312      $284        $28
===================================================================================================================

The 1999 net income available to the common stockholder is an increase of $1 million over the 1998 level. This increase includes the net impact of higher electric and gas deliveries and reduced power costs. Changes in regulation have allowed Consumers to temporarily benefit when power costs are lower than those used to establish rates. Somewhat masking these improvements was a change in accounting for property taxes (as described in Note 1) that provided a non-recurring benefit in 1998 of $66 million ($43 million after-tax) and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. In addition, 1999 net income reflects $9 million of gains for the sale of property. The 1998 net income available to the common stockholder is a $28 million increase over the 1997 level. This increase reflects higher electric deliveries, improved earnings from the MCV Partnership, and an adjustment of prior years' income taxes associated with investment tax credits. Although other operating and maintenance expenses were higher than 1997, a continued focus on cost control benefited net income by nearly offsetting the amount spent on significant restoration work on the electric distribution system, which suffered damages caused by several storms. Additional items that had an impact upon earnings were the recognition of the property tax benefit reduced by the underrecovery of power costs under the PPA discussed above, and decreased gas deliveries due to the extreme mild temperatures during the 1998 heating season. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                        1999       1998       Change           1998       1997        Change
-------------------------------------------------------------------------------------------------------------------
                                               $494       $475          $19           $475       $432           $43
===================================================================================================================

Electric pretax operating income increased $19 million in 1999 from the comparable period in 1998. The earnings increase reflects higher electric deliveries and effective management of power costs. Changes in regulation, effective in 1998, allow Consumers the opportunity to temporarily benefit from reduced power supply costs. In the past such cost reductions had no impact on net income because power cost savings were passed on to Consumers' electric customers. This earnings increase was partially offset by higher depreciation costs for new property and equipment and lower non-commodity revenues. Electric pretax operating income for 1998 increased $43 million from the comparable period in 1997. The increase reflects higher electric deliveries, cost control, and the changes in regulation mentioned above. Partially offsetting these increases were higher general taxes and depreciation for new property and equipment. The following table quantifies these impacts on pretax operating income:

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                               1999 vs 1998           1998 vs 1997
---------------------------------------------------------------------------------------------------------------
Electric deliveries                                                                  $37                   $ 40
Power supply costs and related revenue                                                27                     14
Net energy option costs                                                              (19)                     6
Non-commodity revenue                                                                (13)                    (4)
Operations and maintenance                                                            (3)                    (3)
General taxes and depreciation                                                       (10)                   (10)
                                                                                     --------------------------

Total change                                                                         $19                    $43
===============================================================================================================

ELECTRIC DELIVERIES: Electric deliveries were 41 billion kWh for 1999, an increase of 1 billion kWh or 2.5 percent compared with 1998. Total electric deliveries increased in all customer classes. Total electric deliveries in 1998 were 40 billion kWh, an increase of 2.2 billion kWh or 6 percent compared with 1997. The increase was primarily attributable to increased sales to other utilities and a 3 percent increase in deliveries to ultimate customers.

POWER SUPPLY COSTS:

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Years Ended December 31               1999         1998        Change           1998         1997       Change
--------------------------------------------------------------------------------------------------------------
                                    $1,193       $1,175          $18           $1,175       $1,139        $36
==============================================================================================================

Power supply costs increased for 1999 to meet increased electric delivery requirements. Both the 1999 and 1998 power supply cost increases reflect higher internal generation to meet the increased demand for electricity. In addition, the cost increase in 1998 over the prior year reflects increased power purchases from outside sources to meet sales demand. In 1999 and 1998 respectively, Consumers purchased $19 million and $5 million of energy options for physical delivery of electricity to ensure a reliable source of power during the summer months. As a result of periodic excess daily capacity, some options were sold for $6 million and $11 million during June, July, and August of 1999 and 1998, respectively. All of the remaining options were exercised or expired. The costs relating to the expired options, offset by income received from the sale of options, were reflected as purchased power costs.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                  In Millions
--------------------------------------------------------------------------------------------------------------
Years Ended December 31               1999         1998        Change             1998         1997     Change
--------------------------------------------------------------------------------------------------------------
                                      $132         $126          $6               $126         $153       $(27)
==============================================================================================================

Gas pretax operating income increased by $6 million in 1999 from the comparable period in 1998. The earnings increase is primarily the result of increased gas deliveries due to colder temperatures during the first and fourth quarters of 1999 and increased revenues from gas wholesale and retail services activity. Partially offsetting this earnings increase were a regulatory disallowance, higher operation and maintenance costs, and increased depreciation and general taxes due to new property and equipment. Gas pretax operating income decreased by $27 million in 1998 from the comparable period in 1997. The earnings decrease is primarily the result of reduced gas deliveries due to significantly milder temperatures during the first and fourth quarters of 1998 and increased depreciation and general taxes associated with additional plant investments to serve new customers. The impact of the mild temperatures on sales was partially tempered by the suspension of Consumers GCR clause in 1998. Changes in regulation related to the gas industry restructuring initiatives provided Consumers the opportunity to temporarily benefit from low gas prices. In the past these cost reductions would have had no impact on pretax operating income because any gas cost savings were passed on to Consumers' gas customers; see
Note 2, Uncertainties, "Gas Rate Matters - Gas Restructuring", for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Change Compared to Prior Year                                                1999 vs 1998           1998 vs 1997
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                        $32                 $  (42)
Gas commodity and related revenue                                                      (5)                    19
Gas wholesale and retail services                                                       5                      1
Operation and maintenance                                                             (14)                    (1)
General taxes and depreciation                                                        (12)                    (4)
                                                                                  ------------------------------

Total change                                                                          $ 6                 $  (27)
================================================================================================================

GAS DELIVERIES: Gas system deliveries in 1999, including miscellaneous transportation, totaled 389 bcf, an increase of 29 bcf or 8 percent compared with 1998. The increased deliveries reflect colder temperatures during the first quarter of 1999. System deliveries in 1998, including miscellaneous transportation, totaled 360 bcf, a decrease of 60 bcf or 14 percent compared with 1997. The decreased deliveries reflect milder winter temperatures in the first and fourth quarters of 1998.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                    1999         1998       Change         1998         1997       Change
----------------------------------------------------------------------------------------------------------------
                                           $637         $564         $73          $564         $694       $(130)
===============================================================================================================

The cost of gas sold increase for 1999 was the result of increased sales due to colder temperatures during 1999 and higher gas prices. The cost of gas decrease for 1998 was the result of decreased sales from milder temperatures during 1998 and decreased gas prices.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operating activities from the sale and transportation of natural gas and from the generation, transmission, distribution and sale of electricity. Cash from operations totaled $781 million and $625 million for 1999 and 1998, respectively. The $156 million increase resulted primarily from a $48 million increase in the sale of accounts receivable and a $39 million decrease in gas and coal inventories. The remaining change is the result of a $21 million increase in depreciation and from the timing of cash payments related to normal operations. For additional information, see Note 12, Supplemental Cash Flow Information. Other items included in 1998 income but which had no effect on cash flow were a one-time change in accounting for property taxes resulting in a $66 million ($43 million after-tax) gain and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt and to pay dividends.

INVESTING ACTIVITIES: Cash used for investing activities totaled $509 million and $374 million for 1999 and 1998, respectively. The change of $135 million is primarily the result of a $75 million increase in capital expenditures, a $15 million increase in electric restructuring implementation plan costs, a $10 million increase in the cost of plant retired and the absence of $27 million of proceeds from the 1998 sale of two non-utility partnerships.

FINANCING ACTIVITIES: Cash used in financing activities totaled $279 and $233 million for 1999 and 1998, respectively. The change of $46 million is primarily the result of a $133 million net decrease in proceeds from the refinancing and issuance of Consumers' debt and a $21 million increase in the payment of common stock dividends offset by $100 million contribution from Consumers' common stockholder and $9 million decrease in the payment of preferred stock dividends.

OTHER INVESTING AND FINANCING MATTERS: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these source of funds, see Note 1, "Nuclear Fuel Cost" and
Note 3, Short-Term Financings and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segments over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2000         2001         2002
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $510         $609         $547
Nuclear fuel lease                                                                   3           19           28
Capital leases other than nuclear fuel                                              26           22           25
                                                                                 -------------------------------

                                                                                  $539         $650         $600
================================================================================================================

Electric utility operations (a)(b)                                                $426         $520         $473
Gas utility operations (a)                                                         113          130          127
                                                                                 -------------------------------

                                                                                  $539         $650         $600
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

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of two and one half percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact of restructuring or changed regulation on the industry. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier, while the transmission and distribution services remain regulated. As a result, the electric generation suppliers ultimately compete in a less regulated environment. Competition affects, and will continue to affect, Consumers' retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved these contracts as part of its phased introduction to competition. Beginning in 2000 through 2005, some customers, depending on future business and regulatory circumstances, can terminate or restructure their contracts. The termination or restructuring of these contracts could affect approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison's application. Detroit Edison and Consumers are currently in negotiations to terminate or restructure the MEPCC operations. Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by termination or restructuring of the MEPCC.

In December 1999, a large coalition of utilities, businesses, and commercial and industrial energy users agreed upon proposed electric restructuring legislation for Michigan. This legislation: 1) provides for customer choice of power suppliers for all customers by January 2002; 2) ensures full recovery of Stranded Costs by utilities calculated by taking into account the difference between the market value and the net book value of the generation assets; and 3) provides for deregulation of electric power suppliers who control less than 30 percent of the sum of Michigan's transmission import and generating capacity by December 31, 2002. It also provides for a three-year rate freeze through 2002 for all utility customers who keep their utility as their electric supplier. To be able to sell electric generation services on a deregulated basis, Consumers would be required to transfer control of sufficient generation resources to meet the 30 percent test. The legislation precludes Consumers' generating resources from being deregulated prior to December 31, 2002. The proposed legislation was introduced into the Michigan Legislature in January 2000, and is expected to be considered in hearings during the first quarter of 2000. Consumers supports this specific legislation.

Uncertainty exists with respect to the enactment of federal legislation restructuring the electric power industry. A variety of bills introduced in Congress in recent years seek to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted. Consumers cannot predict the outcome of electric restructuring on its financial position, liquidity, or results of operations.

RATE MATTERS: There are several pending rate issues that could affect Consumers' electric business. These matters include MPSC rate proceedings and electric restructuring orders and a complaint by ABATE alleging excess revenues.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Proceedings" and "Electric Rate Matters - Electric Restructuring," incorporated by reference herein.

UNCERTAINTIES: Several trends or uncertainties may affect Consumers' financial results and condition as a result of Consumers' electric business. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Partnership; 4) an ABATE rate complaint; 5) electric industry restructuring; 6) implementation of a frozen PSCR and initiatives undertaken to reduce exposure to energy price increases; and 7) nuclear decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

GAS BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers' gas business also offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

REGULATORY RESTRUCTURING: In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the "gas choice program." Consumers is participating in the legislative process as part of a gas utility coalition that also includes Michigan Consolidated Gas Company and Southeastern Michigan Gas Company. These bills provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004; 2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new "safe haven" pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing "slamming", the switching of a customer's gas supplier without consent, and "cramming", the inclusion of optional products and services without the customer's authorization. The bills establishing the gas choice program will become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including the gas utility coalition. Consumers cannot predict the outcome of this legislative process.

UNCERTAINTIES: Consumers' financial results and position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended GCR and initiatives undertaken to protect against gas price increases. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.


OTHER MATTERS

NEW ACCOUNTING STANDARDS

In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities to January 1, 2001. Consumers will adopt the standard on January 1, 2001 and is currently analyzing the effects of adoption on its financial statements.

YEAR 2000 COMPUTER MODIFICATIONS

In 1999, Consumers completed a detailed assessment and inventory of all technology related to business processes, with an emphasis on mission-critical systems. Consumers identified, remediated and tested those systems that were not year 2000 ready to ensure that those systems would operate as desired on and after January 1, 2000.

As a result of its year 2000 efforts, Consumers successfully transitioned to the new year without experiencing year 2000-related system failures, power outages or disruptions in services provided to its customers.

Consumers expensed the cost of software modifications as incurred, and capitalized the cost of new software and equipment, which is being amortized over its useful life. Since 1995, the total cost of the Year 2000 Program modifications was $22 million. Consumers funded year 2000 compliance work primarily from operations. This cost did not have a material effect on Consumers' financial position, liquidity, or results of operations. The commitment of Consumers resources to the year 2000 issue has not deferred any information technology projects whereby the deferral of those projects could cause a material adverse effect on Consumers' financial position, liquidity, or results of operations.

While Consumers does not expect any significant year 2000 issues to develop after year-end 1999, Consumers will continue to monitor its systems throughout the year 2000 to ensure that any year 2000 issues that may arise are addressed promptly.

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

EQUITY SECURITY PRICE RISK: Consumers has equity investments in companies in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $12 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows. For further information, regarding Consumers equity investments, see Note 5, Financial Instruments.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of December 31, 1999, Consumers had outstanding $108 million of variable-rate debt net of any interest rate swaps. To minimize adverse interest-rate changes, Consumers entered into fixed interest-rate swaps for a notional amount of $845 million. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $1 million. As of December 31, 1999, Consumers has outstanding fixed-rate debt including fixed-rate swaps of $2.907 billion with a fair value of $2.765 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $135 million to its fair value. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.

CONSOLIDATED STATEMENTS OF INCOME                      CONSUMERS ENERGY COMPANY

                                                                                                      In Millions

Years Ended December 31                                                            1999        1998          1997
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUE        Electric                                                $ 2,667     $ 2,606        $2,515
                         Gas                                                       1,156       1,051         1,204
                         Other                                                        51          52            50
                                                                                ----------------------------------
                                                                                   3,874       3,709         3,769
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES       Operation
                           Fuel for electric generation                              336         317           297
                           Purchased power - related parties                         560         573           599
                           Purchased and interchange power                           297         285           243
                           Cost of gas sold                                          637         564           694
                           Other                                                     570         544           542
                                                                                ----------------------------------
                                                                                   2,400       2,283         2,375
                         Maintenance                                                 174         173           170
                         Depreciation, depletion and amortization                    424         403           391
                         General taxes                                               201         201           200
                                                                                ----------------------------------
                                                                                   3,199       3,060         3,136
------------------------------------------------------------------------------------------------------------------

PRETAX OPERATING         Electric                                                    494         475           432
INCOME                   Gas                                                         132         126           153
                         Other                                                        49          48            48
                                                                                ----------------------------------
                                                                                     675         649           633
------------------------------------------------------------------------------------------------------------------

OTHER INCOME             Loss on MCV power purchases                                   -         (37)            -
(DEDUCTIONS)             Dividends and interest from affiliates                       11          14            24
                         Accretion income (Note 1)                                     4           6             8
                         Accretion expense (Note 1)                                  (14)        (16)          (17)
                         Other, net                                                   17           -            (2)
                                                                                ----------------------------------
                                                                                      18         (33)           13
------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES         Interest on long-term debt                                  140         138           138
                         Other interest                                               41          38            36
                         Capitalized interest                                          -          (1)           (1)
                                                                                ----------------------------------
                                                                                     181         175           173
------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                                       512         441           473
INCOME TAXES                                                                         172         135           152
                                                                                ----------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                340         306           321
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY TAXES,
 NET OF $23 TAX (NOTE 1)                                                               -          43             -
                                                                                ----------------------------------

NET INCOME                                                                           340         349           321
PREFERRED STOCK DIVIDENDS                                                              6          19            25
PREFERRED SECURITIES DISTRIBUTIONS                                                    21          18            12
                                                                                ----------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                       $   313     $   312        $  284
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CONSUMERS ENERGY COMPANY

                                                                                                         In Millions

Years Ended December 31                                                                    1999       1998      1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM       Net income                                                          $ 340      $ 349      $ 321
OPERATING ACTIVITIES    Adjustments to reconcile net income to net cash
                        provided by operating activities
                           Depreciation, depletion and amortization (includes nuclear
                            decommissioning of $50, $51 and $50, respectively)              424        403        391
                           Loss on MCV power purchases                                        -         37          -
                           Capital lease and other amortization                              35         36         44
                           Accretion expense                                                 14         16         17
                           Deferred income taxes and investment tax credit                    2         21         13
                           Accretion income - abandoned Midland project                      (4)        (6)        (8)
                           Undistributed earnings of related parties                        (50)       (50)       (47)
                           MCV power purchases                                              (62)       (64)       (62)
                           Cumulative effect of accounting change                             -        (66)         -
                           Changes in other assets and liabilities                           82        (51)        92
                                                                                          ---------------------------
                             Net cash provided by operating activities                      781        625        761
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Capital expenditures (excludes assets placed under capital lease)    (444)      (369)      (360)
INVESTING ACTIVITIES  Cost to retire property, net                                          (93)       (83)       (46)
                      Investments in nuclear decommissioning trust funds                    (50)       (51)       (50)
                      Investment in Electric Restructuring Implementation Plan              (32)       (17)        (3)
                      Associated company preferred stock redemption                          50         50         50
                      Proceeds from nuclear decommissioning trust funds                      43         53         17
                      Proceeds from the sale of two non-utility partnerships                  -         27          -
                      Proceeds from FMLP                                                     10         12          -
                      Other                                                                   7          4         (3)
                                                                                          ----------------------------
                             Net cash used in investing activities                         (509)      (374)      (395)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Payment of common stock dividends                                    (262)      (241)      (218)
FINANCING ACTIVITIES  Retirement of preferred stock                                        (200)         -       (120)
                      Retirement of bonds and other long-term debt                          (87)      (854)       (50)
                      Payment of capital lease obligations                                  (33)       (35)       (44)
                      Preferred securities distributions                                    (21)       (18)       (12)
                      Payment of preferred stock dividends                                  (10)       (19)       (29)
                      Increase (decrease) in notes payable, net                               -       (162)        44
                      Proceeds from preferred securities                                    169          -        116
                      Contribution from (return of equity to) stockholder                   150         50        (50)
                      Proceeds from senior notes & bank loans                                15      1,046          -
                                                                                          ---------------------------
                             Net cash used in financing activities                         (279)      (233)      (363)
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENT                                (7)        18          3
                      Cash and temporary cash investments - Beginning of year                25          7          4
                                                                                          ---------------------------

                             End of year                                                  $  18      $  25      $   7
=====================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                              $ 168      $ 161      $ 166
  Income taxes paid (net of refunds)                                                        187        153        116
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                $    6      $  46      $   4
  Other assets placed under capital leases                                                   14         14          7
=====================================================================================================================

ALL HIGHLY LIQUID INVESTMENTS WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED CASH EQUIVALENTS.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS                             CONSUMERS ENERGY COMPANY

ASSETS                                                                                                 In Millions

December 31                                                                             1999                  1998
------------------------------------------------------------------------------------------------------------------

PLANT (AT ORIGINAL COST) Electric                                                     $6,981                $6,720
                         Gas                                                           2,461                 2,360
                         Other                                                            25                    25
                                                                                    ------------------------------

                                                                                       9,467                 9,105
                         Less accumulated depreciation, depletion
                          and amortization                                             5,643                 4,862
                                                                                    ------------------------------

                                                                                       3,824                 4,243
                         Construction work-in-progress                                   199                   165
                                                                                    ------------------------------

                                                                                       4,023                 4,408
------------------------------------------------------------------------------------------------------------------

INVESTMENTS              Stock of affiliates                                             139                   241
                         First Midland Limited Partnership                               240                   240
                         Midland Cogeneration Venture Limited Partnership                247                   209
                                                                                    ------------------------------

                                                                                         626                   690
------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS           Cash and temporary cash investments at cost, which
                          approximates market                                             18                    25
                         Accounts receivable and accrued revenue, less allowances
                          of $4 in 1999 and $5 in 1998                                    98                   114
                         Accounts receivable - related parties                            67                    63
                         Inventories at average cost
                           Gas in underground storage                                    216                   219
                           Materials and supplies                                         62                    67
                           Generating plant fuel stock                                    46                    43
                         Postretirement benefits                                          25                    25
                         Deferred income taxes                                             8                     -
                         Prepaid property taxes and other                                159                   162
                                                                                    ------------------------------

                                                                                         699                   718
------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS       Regulatory Assets
                           Unamortized nuclear costs                                     519                     -
                           Postretirement benefits                                       341                   372
                           Abandoned Midland project                                      48                    71
                           Other                                                         125                   133
                         Nuclear decommissioning trust funds                             602                   557
                         Other                                                           187                   214
                                                                                    ------------------------------

                                                                                       1,822                 1,347
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $7,170                $7,163
==================================================================================================================

                                                        CONSUMERS ENERGY COMPANY

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                               In Millions

December 31                                                                             1999                  1998
------------------------------------------------------------------------------------------------------------------
CAPITALIZATION (NOTE 3)  Common stockholder's equity
                           Common stock                                              $   841               $   841
                           Paid-in capital                                               645                   502
                           Revaluation capital                                            37                    68
                           Retained earnings since December 31, 1992                     485                   434
                                                                                    ------------------------------

                                                                                       2,008                 1,845
                         Preferred stock                                                  44                   238
                         Company-obligated mandatorily redeemable
                          preferred securities of:
                            Consumers Power Company Financing I (a)                      100                   100
                            Consumers Energy Company Financing II (a)                    120                   120
                            Consumers Energy Company Financing III (a)                   175                     -
                         Long-term debt                                                2,006                 2,007
                         Non-current portion of capital leases                            85                   100
                                                                                    ------------------------------

                                                                                       4,538                 4,410
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES      Current portion of long-term debt and capital leases             90                   152
                         Notes payable                                                   214                   215
                         Accounts payable                                                224                   190
                         Accrued taxes                                                   232                   238
                         Accounts payable - related parties                               82                    79
                         Power purchases - MCV Partnership                                47                    47
                         Accrued interest                                                 37                    36
                         Deferred income taxes                                             -                     9
                         Accrued refunds                                                  11                    11
                         Other                                                           139                   138
                                                                                    ------------------------------

                                                                                       1,076                 1,115
------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES  Deferred income taxes                                           700                   666
                         Postretirement benefits                                         420                   456
                         Deferred investment tax credit                                  125                   134
                         Power purchases - MCV Partnership                                73                   121
                         Regulatory liabilities for income taxes, net                     64                    87
                         Other                                                           174                   174
                                                                                    ------------------------------

                                                                                       1,556                 1,638
------------------------------------------------------------------------------------------------------------------

                         Commitments and Contingencies (Notes 1, 2, 8 and 11)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                        $7,170                $7,163
==================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25% subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see Note 3.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT               CONSUMERS ENERGY COMPANY

                                                                                                      In Millions

December 31                                                                                 1999            1998
----------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS                 SERIES (%)   DUE
                                     8-7/8        1999                                     $   -          $   64
                                     6-3/8        2003                                       300             300
                                     7-3/8        2023                                       263             264
                                                                                          ----------------------

                                                                                             563             628
SENIOR NOTES                         6-3/8        2008                                       250             250
                                     6-7/8        2018                                       225             225
                                     6-1/5        2008                                       250             250
                                     6-1/2        2018                                       200             200
                                     6-1/2        2028                                       149             150
                                                                                          ----------------------

                                                                                           1,637           1,703
LONG-TERM BANK DEBT                                                                          190             175
POLLUTION CONTROL REVENUE BONDS                                                              131             131
NUCLEAR FUEL DISPOSAL (A)                                                                    123             117
OTHER                                                                                          -              22
                                                                                          ----------------------

PRINCIPAL AMOUNT OUTSTANDING                                                               2,081           2,148
CURRENT AMOUNTS                                                                              (55)           (119)
NET UNAMORTIZED DISCOUNT                                                                     (20)            (22)
                                                                                          ----------------------

TOTAL LONG-TERM DEBT                                                                      $2,006          $2,007
================================================================================================================

LONG-TERM DEBT MATURITIES                                                                            In Millions
                                               First Mortgage        Long-Term
                                                        Bonds        Bank Debt             Other           Total
----------------------------------------------------------------------------------------------------------------
2000                                                  $     -            $  50             $   5        $     55
2001                                                        -                -                 -               -
2002                                                        -               56                 -              56
2003                                                      300               84                 -             384
2004                                                        -                -                 -               -
================================================================================================================


(a) Due date uncertain (see Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK              CONSUMERS ENERGY COMPANY


                                                        Optional
                                                      Redemption             Number of Shares          In Millions
December 31                                 Series         Price             1999        1998        1999     1998
------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
     Cumulative, $100 par value,
       authorized 7,500,000 shares,
       with no mandatory redemption          $4.16       $103.25           68,451      68,451       $   7    $   7
                                              4.50        110.00          373,148     373,148          37       37

CLASS A PREFERRED STOCK
     Cumulative, no par value,
       authorized 16,000,000 shares,
       with no mandatory redemption           2.08     25.00 (a)                -   8,000,000           -      194
                                                                                                    --------------

TOTAL PREFERRED STOCK                                                                                 $44     $238
==================================================================================================================


(a)  Redeemed April 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY  CONSUMERS ENERGY COMPANY

                                                                                                    In Millions

Years Ended December 31                                                             1999        1998       1997
---------------------------------------------------------------------------------------------------------------
COMMON STOCK               At beginning and end of period (a)                    $   841     $   841    $   841
---------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL      At beginning of period                                    502         452        504
                           Capital stock reacquired                                   (7)         -          (2)
                           Stockholder's contribution                                150         100          -
                           Return of stockholder's contribution                        -         (50)       (50)
                                                                                 ------------------------------

                             At end of period                                        645         502        452
---------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL        At beginning of period                                     68          58         37
                           Change in unrealized investment - gain (loss)(b)          (31)         10         21
                                                                                 ------------------------------

                             At end of period                                         37          68         58
---------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS          At beginning of period                                    434         363        297
                           Net income (b)                                            340         349        321
                           Cash dividends declared - Common Stock                   (262)       (241)      (218)
                           Cash dividends declared - Preferred Stock                  (6)        (19)       (25)
                           Preferred securities distributions                        (21)        (18)       (12)
                                                                                 ------------------------------

                             At end of period                                        485         434        363
                                                                                 ------------------------------
TOTAL COMMON STOCKHOLDER'S
EQUITY                                                                            $2,008      $1,845     $1,714
===============================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
      Revaluation capital
        Unrealized investment - gain (loss), net of tax of $(17), $6 and $11,
        respectively                                                             $   (31)   $     10   $     21

      Net income                                                                     340         349        321
                                                                                  -----------------------------

      Total Comprehensive Income                                                  $  309    $    359    $   342
                                                                                  =============================

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

MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.0 percent for 1999, 3.5 percent for 1998 and 3.6 percent for 1997. The composite rate for gas utility property was 4.4 percent for 1999, 4.2 percent for 1998 and 4.1 percent for 1997. The composite rate for other property was 8.6 percent for 1999, 7.4 percent for 1998 and 8.2 percent for 1997.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At December 31, 1999, Consumers had a recorded liability to the DOE of $123 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998 that was intended to produce specific relief for the DOE's failure to comply has not been successful to date, although such litigation efforts continue. In January 1999, federal legislation was reintroduced in the House of Representatives to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Similar legislation was reintroduced in the Senate. Consumers cannot predict the outcome of this process.

NUCLEAR PLANT DECOMMISSIONING: Consumers collected $50 million in 1999 from its electric customers for decommissioning of its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. On March 22, 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades of $315 million and $566 million (calculated in 1999 dollars), respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The MPSC order also set the annual decommissioning surcharges for Big Rock and Palisades at $32 million and $14 million a year, respectively, and required Consumers to file revised decommissioning surcharges for Palisades that incorporate a gradual reduction in the decommissioning trust's equity investments following the plant's retirement. On December 16, 1999, the MPSC approved a revised decommissioning surcharge for Palisades in the amount of $6 million a year, effective January 1, 2000.

Big Rock closed permanently in 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license. The MPSC allowed Consumers to continue collecting decommissioning surcharges through December 31, 2000. Plant decommissioning began in 1997 and it may take five to ten years to return the site to its original condition. For 1999, Consumers incurred costs of $51 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $43 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $126 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $112 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 1999, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $181 million for Big Rock.

After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $667 million, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 1999, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $421 million for Palisades.

RECLASSIFICATIONS: Consumers has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

RELATED-PARTY TRANSACTIONS: Consumers' investment in Enterprises' preferred stock was $100 million at December 31, 1999 and $150 million at December 31, 1998. Beginning in 1997, Enterprises commenced a five-year redemption program of $50 million per year. In addition, Consumers has an investment in 2.9 million shares of CMS Energy Common Stock with a fair value totaling $90 million at December 31, 1999 (see Note 5). From these two investments, Consumers received dividends from affiliates' common and preferred stock totaling $11 million, $14 million, and $17 million in 1999, 1998 and 1997, respectively.

Consumers purchases a portion of its gas from CMS Oil and Gas. The purchases for the years ended 1999, 1998 and 1997 were $19 million, $24 million and $25 million, respectively. In 1999, 1998 and 1997, Consumers paid $52 million, $51 million and $51 million, respectively, for electric generating capacity and the energy generated by that capacity from affiliates of Enterprises. Consumers pays a portion of its gas transportation costs to Panhandle and its subsidiary Trunkline. Transportation fees paid for the nine months ended December 31, 1999 following the March 29, 1999 acquisition were $33 million. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $23 million, $13 million and $13 million in 1999, 1998 and 1997, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. At December 31,1999, Consumers had a net investment in energy supply facilities of $949 million included in electric plant and property.

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets will be recovered.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are being recovered through rates over periods of up to 13 years.


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
December 31                                                                              1999               1998
----------------------------------------------------------------------------------------------------------------
Postretirement benefits (Note 7)                                                         $366              $ 397
Income taxes (Note 4)                                                                     193                148
Abandoned Midland project                                                                  48                 71
Manufactured gas plant sites (Note 2)                                                      65                 48
DSM - deferred costs                                                                       13                 32
Uranium enrichment facility                                                                18                 20
Other                                                                                      33                 38
                                                                                        ------------------------

Total regulatory assets                                                                  $736              $ 754
================================================================================================================

Income taxes (Note 4)                                                                   $(257)             $(235)
DSM - deferred revenue                                                                    (17)               (24)
                                                                                        ------------------------

Total regulatory liabilities                                                            $(274)             $(259)
================================================================================================================

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

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

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

Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to the price paid.

OTHER: For significant accounting policies regarding income taxes, see Note 4; for executive incentive compensation, see Note 6; and for pensions and other postretirement benefits, see Note 7.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Also in 1998, the Emerging Issues Task Force published Issue 98-10, Accounting for Energy Trading and Risk Management Activities. Each of these statements was effective for 1999. Application of these standards has not had a material affect on Consumers' financial position, liquidity or results of operations.

CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income in 1998 by $66 million, and earnings, net of tax, by $43 million. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects. In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999, a United States Court of Appeals ruled that the grant of authority to the EPA, to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result, the EPA will not implement the standards under the 1997 rule. On October 28, 1999, the United States Court of Appeals denied a request by the EPA for a rehearing. On January 27, 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case. Because of the United States Court of Appeals decisions, the EPA has proposed to reinstate the pre-1997 standards.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to limit further nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. In early 2000, the United States Court of Appeals upheld the EPA's final regulations. The state of Michigan is expected to appeal this ruling. Until the appeal is decided, it is unlikely that the state of Michigan will establish Consumers' nitrogen oxide emissions reduction target. In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed. Until these targets are lawfully established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in 1999 dollars. If Consumers had to meet the EPA's 1997 proposed requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 1999 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, to comply with the Clean Air Act, Consumers incurred capital expenditures totaling $67 million to install equipment at certain generating units. Consumers estimates an additional $5 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At December 31, 1999, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers believes it now has viable disposal options for these materials. It estimates the additional cost associated with PCB waste at $1.5 million. The cost of removal and disposal will constitute part of the cost to decommission the plant and will be paid from the decommissioning fund.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. On March 31, 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs have appealed this decision. Consumers cannot predict the outcome of this appeal.


ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. Customers having a maximum demand for electric power of 2 MW or greater are eligible to purchase generation services directly from any eligible third-party power supplier. Consumers will transmit that power for a fee. Delivery of electric power through this direct-access program is limited to 134 MW. In accordance with the MPSC order, Consumers held a lottery to select the customers that would participate in the direct-access program. Subsequently, direct-access for a portion of this 134 MW began in late 1997. The program was substantially filled by the end of March 1999. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In August 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects.

In October 1999, the Attorney General filed an application for leave to appeal this decision to the Michigan Supreme Court.

In November 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. In testimony filed in this case, ABATE claimed that Consumers received approximately $189 million in excess revenues for 1998. In its testimony, the MPSC staff stated that 1998 financial results show excess revenues of $118 million compared to the previously authorized electric return on equity. The MPSC staff offered several alternatives for the MPSC to consider. These alternatives involve several different refunds or reductions that the MPSC could consider separately or in combination, but if made, would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers filed testimony showing that after ratemaking adjustments and normalizations, there is a revenue deficiency of approximately $3 million. ABATE and other interveners bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. In December 1999, an announcement was made that an agreement concerning legislation in Michigan on electric deregulation had been reached by Consumers, ABATE, and numerous other industrial and commercial business interests. In anticipation of the legislation being introduced, ABATE and Consumers jointly filed a request with the MPSC to suspend ABATE's electric rate complaint to allow for consideration of the proposed legislation. The MPSC granted a temporary suspension for 120 days (expiring in April 2000), subject to its authority to withdraw the suspension at any time. As part of the suspension, Consumers agreed that, if the case is resumed and a rate reduction is ultimately ordered by the MPSC, it would implement the rate reduction retroactively for a period equal to the length of the actual suspension. In January 2000, the legislation was introduced into the Michigan Legislature.
Consumers is unable to predict the outcome of this matter.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. In June 1999, the Michigan Supreme Court reversed the Court of Appeals and held that the MPSC does not have the statutory authority to order a utility to provide a mandatory retail wheeling service. For more information on the experimental retail wheeling program see "Electric Restructuring" below.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued numerous orders since June 1997 proposing that Consumers transmit and distribute energy for competing power suppliers to retail customers (also known as "retail open access"). The restructuring orders provide for: 1) recovery of estimated Stranded Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access beginning September 1999; 3) suspension of the PSCR clause as discussed below; and 4) the right of all customers to choose their power suppliers on January 1, 2002. The recovery of costs of implementing a retail open access program, preliminarily estimated at an additional $200 million, will be reviewed for prudence by the MPSC and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

Consumers submitted its plan for implementing retail open access to the MPSC in 1998. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing electric retail customer open access in September 1999, and will extend open access to 750 MW of Consumers' retail market by 2001. On January 1, 2002, all of Consumers' electric customers will have the right to choose generation suppliers.

Numerous appeals are pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of the June 1999 Michigan Supreme Court decision described above in "Electric Proceedings", Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. The MPSC ultimately issued an order in August 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. ABATE and the Attorney General have each appealed the August 1999 order to the Court of Appeals. It is uncertain how the issues raised by the MPSC's August 1999 order will be resolved by the regulatory process, the appellate courts or by legislation addressing electric restructuring issues.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin) that provides Consumers with approximately 15 percent additional power above its anticipated power demands. This allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Before 1998, the PSCR process provided for the recovery of any prudent and necessary power supply costs through customer rates, thus minimizing the risk to shareholders for fluctuations in such costs. In 1998, as a result of an MPSC order associated with electric restructuring efforts, the PSCR process was suspended for 4 years. Under the suspension, customers' rates previously subject to adjustment under the PSCR process, will not be adjusted to reflect the actual costs of fuel, interchange power and purchased power, through 2001. To reduce the risk of high energy prices during peak demand periods, Consumers has employed a strategy of purchasing electric option contracts for the physical delivery of electricity during the months of June through September in order to achieve its reserve margin target. Consumers expects to use a similar strategy in the future. In 1999, Consumers' purchase of electric option contracts cost approximately $19 million.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance RTO. The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of other companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance of Alliance, its rates and its geographic configuration. On the same day as the Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an RTO. In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership. Consumers and the Alliance companies have sought a rehearing on the Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------

Year Ended December 31                           1999                           1998                          1997
------------------------------------------------------------------------------------------------------------------
Pretax operating income                           $49                            $49                           $46
Income taxes and other                             15                             15                            14
                                                  ----------------------------------------------------------------

Net income                                        $34                            $34                           $32
==================================================================================================================

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers will recover these increases through an adjustment to the currently frozen PSCR factor that will be effective through 2001. Consumers expects to recover the remaining increases through the Transition Cost true-up process and through further adjustments to the PSCR factor. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. After a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers' Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers' and other parties' requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to revise its capacity solicitation process (which Consumers has filed but is awaiting an MPSC decision). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to the pending electric industry restructuring legislation in Michigan and the overall uncertainty that exists concerning restructuring, Consumers and PECO have entered into an interim arrangement for the sale of 125 MW of PPA capacity associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At December 31, 1999 and December 31, 1998, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $78 million and $110 million, respectively. At December 31, 1999, the undiscounted after-tax amount associated with this liability totaled $142 million. These after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. Accordingly, in 1998, Consumers increased its PPA liability by $37 million. Because the MCV Facility operated above the 91.5 percent level in 1998 and in 1999, Consumers has an accumulated unrecovered after-tax shortfall of $30 million as of December 31, 1999. Consumers believes that this shortfall will be resolved in the context of the electric restructuring effort. If the MCV Facility generates electricity at the 91.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA would be as follows.

--------------------------------------------------------------------------------
                                                                     In Millions
--------------------------------------------------------------------------------
                                               2000  2001    2002    2003   2004
--------------------------------------------------------------------------------
Estimated cash underrecoveries, net of tax      $21   $20     $19     $18    $17
================================================================================

If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA and expected shortfalls are not resolved in the context of the electric restructuring effort, Consumers will need to recognize additional losses for future underrecoveries. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations and any other relevant circumstances.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership's motion for summary judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC has appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 26, 1999 in which the NRC stated that the overall performance at Palisades was acceptable.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 1999, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15.5 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments, of $426 million for 2000, $520 million for 2001, and $473 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2001 to 2004. Consumers enters into long-term contracts for approximately 50 to 75 percent of its annual coal requirements. In 1999, coal purchases totaled $262.5 million of which $197.2 million (75 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of December 31, 1999, Consumers has an accrued liability of $62 million and a regulatory asset of $65 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program. The program will extend over a three-year period, ending March 31, 2001, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of December 31, 1999, more than 176,000 customers chose alternative gas suppliers, representing approximately 42.2 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC Order. Petitions for rehearing filed by several parties were subsequently denied by the Court of Appeals.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At December 31, 1999, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 50 percent of its 2000 requirements; and 50 percent of its first quarter 2001 requirements. Additional contract coverage is currently under review. The gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $113 million for 2000, $130 million for 2001, and $127 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2000 to 2004. Consumers' 1999 gas requirements totaled 200 bcf at a cost of $542 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1999, Consumers had 50 percent of its 2000 gas requirements under such long-term contracts, and will supplement them with additional long-term and short-term contracts and spot-market purchases.

OTHER UNCERTAINTIES

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


3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At February 1, 2000, Consumers had FERC authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2000, up to $275 million and $365 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $135 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1999, a total of $214 million was outstanding at a weighted average interest rate of 6.6 percent, compared with $215 million outstanding at December 31, 1998, at a weighted average interest rate of 5.8 percent. In January 1999, Consumers renegotiated a variable-to-fixed interest rate swap totaling $175 million. In September 1999, Consumers entered into two variable-to-fixed interest rate swaps totaling $740 million; this amount was reduced by $70 million to $670 million by December 31, 1999 and terminated January 31, 2000.

Consumers also has in place a $325 million trade receivables sale program. At December 31, 1999 and 1998, receivables sold under the program totaled $325 million and $306 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

LONG-TERM FINANCINGS: Consumers issued long-term bank debt of $15 million in February 1999, maturing in February 2002, at an initial interest rate of 5.3 percent. For detailed information about long-term financing, see the Consolidated Statements of Long-Term Debt.

In May 1999, Michigan Gas Storage repaid its $20 million outstanding term loan with Toronto Dominion Bank.

FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

In November 1999, $64 million of Consumers' First Mortgage Bonds matured and were retired.

PREFERRED SECURITIES: On April 1, 1999, Consumers redeemed all 8 million outstanding shares of its $2.08 preferred stock at $25.00 per share for a total of $200 million.

In October 1999, 7 million shares of 9.25 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing III, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled approximately $169 million. Consumers formed the trust for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the related tax-deductible notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Securities.

OTHER: Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 5.1 percent at December 31, 1999.

Under the provisions of its Articles of Incorporation, Consumers had $359 million of unrestricted retained earnings available to pay common dividends at December 31, 1999. In January 2000, Consumers declared and paid a $79 million common dividend.


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

Consumers used ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                1999              1998               1997
----------------------------------------------------------------------------------------------------------------
Current federal income taxes                                           $170              $138               $139
Deferred income taxes, includes $23 for 1998 change
 in accounting (Note 1)                                                  11                36                 23
Deferred ITC, net                                                        (9)              (16)               (10)
                                                                     -------------------------------------------

                                                                       $172              $158               $152
================================================================================================================

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
December 31                                                                             1999                1998
----------------------------------------------------------------------------------------------------------------
Property                                                                            $   (587)          $    (563)
Unconsolidated investments                                                              (230)               (248)
Postretirement benefits (Note 7)                                                        (128)               (139)
Abandoned Midland project                                                                (17)                (25)
Employee benefit obligations, includes postretirement benefits
 of $134 and $139 (Note 7)                                                               171                 172
Power purchases (Note 2)                                                                  42                  59
AMT carryforward                                                                          48                  64
Other                                                                                      9                   5
                                                                                    ----------------------------

                                                                                    $   (692)          $    (675)
================================================================================================================

Gross deferred tax liabilities                                                      $ (1,388)          $  (1,377)
Gross deferred tax assets                                                                696                 702
                                                                                    ----------------------------

                                                                                    $   (692)          $    (675)
================================================================================================================

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:


                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            1999                 1998                1997
----------------------------------------------------------------------------------------------------------------
Net income                                                        $ 340                $ 349               $ 321
Income tax expense, includes $23 for 1998 change
 in accounting (Note 1)                                             172                  158                 152
Preferred securities distributions                                  (21)                 (18)                (12)
                                                                  ----------------------------------------------

Pretax income                                                       491                  489                 461
Statutory federal income tax rate                                   x35%                 x35%                x35%
                                                                  ----------------------------------------------

Expected income tax expense                                         172                  171                 161
Increase (decrease) in taxes from
  Capitalized overheads previously flowed through                     5                    5                   5
  Differences in book and tax depreciation
   not previously deferred                                           19                   14                  14
  ITC amortization/adjustments                                       (9)                 (16)                (10)
  Affiliated companies' dividends                                    (4)                  (5)                 (6)
  Other, net                                                        (11)                 (11)                (12)
                                                                 -----------------------------------------------

Actual income tax expense                                         $ 172                $ 158               $ 152
================================================================================================================

Effective tax rate                                                 35.0%                32.3%               32.9%
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

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
December 31                                           1999                                  1998
---------------------------------------------------------------------------------------------------------------
                                                      Fair     Unrealized                   Fair     Unrealized
Available-for-sale securities               Cost     Value           Gain         Cost     Value           Gain
---------------------------------------------------------------------------------------------------------------
Common stock of CMS Energy (a)             $  42      $ 90          $  48        $  43     $ 142          $  99
SERP                                          20        28              8           18        25              7
Nuclear decommissioning
 investments (b)                             448       602            154          425       557            132
===============================================================================================================

(a) As of February 17, 2000, the fair value of Consumers investment in CMS Energy common stock is $53 million.

(b) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.


The carrying amount of long-term debt was $2.0 billion at December 31, 1999 and $2.0 billion at December 31, 1998, and the fair values were $1.9 billion and $2.0 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.


6:   EXECUTIVE INCENTIVE COMPENSATION

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent, as amended January 1, 1999, of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and
(2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 1999, awards of up to 2,466,524 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1999,

208,557 of the 283,057 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

The plan grants stock options and stock appreciation rights relating to Common Stock with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year after one year. All options expire up to ten years and one month from date of grant. In 1999, all outstanding Class G Common Stock and options were converted to CMS Energy Common Stock and options at an exchange rate of .7041 per Class G Common Stock or option held. The original vesting or exercise period was retained for all converted shares or options. The status of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.


                                                  Restricted
                                                       Stock                              Options
--------------------------------------------------------------------------------------------------------------
                                                      Number                    Number        Weighted Average
CMS ENERGY COMMON STOCK                            of Shares                 of Shares          Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1997                       277,366                   762,745                 $ 26.55
  Granted                                            165,942                   152,352                 $ 35.97
  Exercised or Issued                                (73,375)                 (377,317)                $ 27.21
  Forfeited                                          (59,582)                        -
                                                     ---------------------------------------------------------

Outstanding at December 31, 1997                     310,351                   537,780                 $ 28.84
  Granted                                             92,319                   116,164                 $ 43.38
  Exercised or Issued                                (74,319)                 (123,288)                $ 28.05
                                                     ---------------------------------------------------------

Outstanding at December 31, 1998                     328,351                   530,656                 $ 32.21
  Granted                                             71,025                   250,020                 $ 38.56
  Exercised or Issued                                (80,489)                  (68,609)                $ 29.76
  Forfeited                                          (41,890)                        -
  Expired                                                  -                   (37,900)                $ 39.21
  Class G Common Stock Converted                       6,060                    19,503                 $ 32.64
                                                     ---------------------------------------------------------

Outstanding at December 31, 1999                     283,057                   693,670                 $ 34.37
==============================================================================================================
                                                  Restricted
                                                       Stock                              Options
--------------------------------------------------------------------------------------------------------------
                                                      Number                    Number        Weighted Average
CLASS G COMMON STOCK                               of Shares                 of Shares          Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1997                        16,347                    21,000                 $ 17.88
  Granted                                              8,784                    12,000                 $ 20.24
  Exercised or Issued                                 (1,385)                   (5,000)                $ 17.88
  Forfeited                                           (3,955)                        -
                                                      --------------------------------------------------------

Outstanding at December 31, 1997                      19,791                    28,000                 $ 18.89
  Granted                                             14,720                    45,900                 $ 24.50
  Exercised or Issued                                 (4,021)                        -
                                                      --------------------------------------------------------

Outstanding at December 31, 1998                      30,490                    73,900                 $ 22.37
  Granted                                              3,427                         -


  Exercised or Issued                                 (7,360)                  (19,000)                 $18.45
  Forfeited                                          (17,949)                        -
  Expired                                                  -                   (27,200)                 $24.50
  Converted to CMS Energy Common Stock                (8,608)                  (27,700)                 $22.98
                                                     ---------------------------------------------------------

Outstanding at December 31, 1999                           -                         -                       -
==============================================================================================================


The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 1999:

                                                      Number                  Weighted                 Weighted
           Range of                                of Shares                   Average                  Average
    Exercise Prices                              Outstanding            Remaining Life            Exercise Price
----------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock:

    $17.13 - $27.61                                  157,076                4.00 years                    $23.09
    $30.63 - $38.00                                  232,410                6.84 years                    $33.81
    $39.06 - $43.38                                  304,184                9.26 years                    $40.60
----------------------------------------------------------------------------------------------------------------

    $17.13 - $43.38                                  693,670                7.26 years                    $34.37
================================================================================================================

The weighted average fair value of options granted for CMS Energy Common Stock was $6.08 in 1999, $6.43 in 1998, and $6.38 in 1997. The weighted average fair value of options granted for Class G Common Stock was $3.03 in 1998 and $1.87 in 1997. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:


Years Ended December 31                                                  1999              1998             1997
----------------------------------------------------------------------------------------------------------------
CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                                                5.66%             5.45%            6.06%
  Expected stock price volatility                                       16.96%            15.93%           17.43%
  Expected dividend rate                                               $ .365             $ .33            $ .30
  Expected option life                                              4.7 years           4 years          5 years

CLASS G COMMON STOCK OPTIONS
  Risk-free interest rate                                                                  5.44%            6.06%
  Expected stock price volatility                                                         20.02%           18.05%
  Expected dividend rate                                                                 $ .325            $ .31
  Expected option life                                                                  5 years          5 years
================================================================================================================

Consumers applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, Consumers' net income would have decreased by less than $1 million for 1999, 1998 and 1997. The compensation cost charged against income for restricted stock was $3 million in 1999, $4 million in 1998, and $2 million in 1997.

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


Weighted-Average Assumptions
-------------------------------------------------------------------------------------------------------------------
                                                     Pension & SERP                                 OPEB
Years Ended December 31                 1999              1998              1997         1999       1998      1997
-------------------------------------------------------------------------------------------------------------------
Discount rate                          7.75%             7.00%             7.50%         7.75%      7.00%      7.50%
Expected long-term rate
 of return on plan assets              9.25%             9.25%             9.25%         7.00%      7.00%      7.00%
Rate of compensation increase:
  Pension - to age 45                  5.25%             5.25%             5.25%
         - age 45 to
           assumed retirement          3.75%             3.75%             3.75%
  SERP                                 5.50%             5.50%             5.50%
===================================================================================================================

Retiree health care costs at December 31, 1999 are based on the assumption that costs would increase 7.0 percent in 2000, then decrease gradually to 5.5 percent in 2006 and thereafter.

CMS Energy's Net Pension Plan, Consumers' SERP and OPEB benefit costs consist of:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                Pension & SERP                        OPEB
Years Ended December 31                                     1999     1998     1997          1999      1998     1997
-------------------------------------------------------------------------------------------------------------------
Service cost                                                $ 32     $ 26     $ 25           $12       $10      $ 9
Interest expense                                              69       61       60            44        42       40
Expected return on plan assets                               (84)     (73)     (70)          (24)      (17)     (12)
Amortization of unrecognized transition (asset)               (5)      (5)      (5)            -         -        -
Ad Hoc Retiree Increase                                        3        -        -             -         -        -
Amortization of prior service cost                             4        4        4            (1)       (1)       -
                                                           --------------------------------------------------------
Net periodic pension and
 postretirement benefit cost                                $ 19      $13      $14           $31       $34      $37
===================================================================================================================

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                          One Percentage             One Percentage
                                                                          Point Increase             Point Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost component                                 $ 10                       $ (8)
Effect on postretirement benefit obligation                                         $ 98                       $(82)
===================================================================================================================

The funded status of the CMS Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                         Pension Plan             SERP                    OPEB
                                                        1999      1998        1999    1998          1999       1998
-------------------------------------------------------------------------------------------------------------------
Benefit obligation January 1                          $  874     $ 792        $ 21    $ 18         $ 643      $ 570
Service cost                                              31        25           1       1            12         10
Interest cost                                             68        60           1       1            44         42
Plan amendments                                            4         -           -       -             -          -
Business combinations                                     70         -           -       -             -          -
Actuarial loss (gain)                                      3        76          (3)      2            17         49
Benefits paid                                            (79)      (79)         (1)     (1)          (31)       (28)
                                                      -------------------------------------------------------------
Benefit obligation December 31                           971       874          19      21           685        643
                                                      -------------------------------------------------------------

Plan assets at fair value at January 1                   970       882           -       -           321        219
Actual return on plan assets                             120       167           -       -            49         54
Company contribution                                       -         -           -       -            48         48
Business combinations                                     83         -           -       -             -          -
Actual benefits paid                                     (79)      (79)          -       -             -          -
                                                      -------------------------------------------------------------
Plan assets at fair
 value at December 31                                  1,094(a)    970(a)        -       -           418        321
                                                      -------------------------------------------------------------

Benefit obligation less than
 (in excess of) plan assets                              123       96          (19)    (21)         (267)      (322)
Unrecognized net (gain) loss from
 experience different than assumed                      (212)    (176)           2       4           (79)       (71)
Unrecognized prior service cost                           28       31            1       1            (1)        (1)
Unrecognized net transition (asset) obligation           (11)     (16)           -       -             -          -
                                                      -------------------------------------------------------------

Recorded liability                                    $  (72)   $ (65)       $ (16)   $(16)       $ (347)    $ (394)
===================================================================================================================

(a) Primarily stocks and bonds, including $108 million in 1999 and $168 million in 1998 of CMS Energy Common Stock.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1999 and 1998, trust assets were $28 million and $25 million, respectively, and were classified as other non-current assets. The accumulated benefit obligation for SERP was $13 million in 1999 and $14 million in 1998.

Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $16 million in 1999, $15 million in 1998, and $18 million in 1997.

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Consumers adopted the required accounting for postretirement benefits effective in 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 1, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. At December 31, 1999, Consumers had a recorded FERC regulatory asset and liability of $5 million. The FERC has authorized recovery of these costs.


8:   LEASES

Consumers leases various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. In November 1999, Consumers was granted an extension to the nuclear fuel capital leasing arrangement. The lease expires in November 2001, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $58 million as of December 31, 1999. Consumers generally is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1999, were:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                  Capital Leases                Operating Leases
----------------------------------------------------------------------------------------------------------------
2000                                                                        $ 45                            $ 14
2001                                                                          56                              13
2002                                                                          17                              11
2003                                                                          14                              11
2004                                                                          11                               8
2005 and thereafter                                                           10                              53
                                                                            ------------------------------------
Total minimum lease payments                                                 153                            $110
                                                                                                            ====
Less imputed interest                                                         33
                                                                             ---
Present value of net minimum lease payments                                  120
Less current portion                                                          35
                                                                             ---
Non-current portion                                                         $ 85
================================================================================================================

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1999, 1998 and 1997, were $14 million, $11 million and $3 million, respectively.

Capital lease expenses for the years ended December 31, 1999, 1998 and 1997 were $41 million, $41 million and $49 million, respectively. Included in these amounts, for the years ended 1999, 1998 and 1997, are nuclear fuel lease expenses of $23 million, $23 million and $31 million, respectively.

9:   JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                          Net Investment                  Accumulated Depreciation
December 31                                       1999              1998                  1999                1998
------------------------------------------------------------------------------------------------------------------
Campbell Unit 3 - 93.3 percent                    $284              $299                  $295                $279
Ludington - 51 percent                             104               106                   100                  94
Transmission lines - various                        32                33                    16                  15
==================================================================================================================


10:   REPORTABLE SEGMENTS

Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation, transmission and distribution of electricity. The gas segment consists of regulated activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. These amounts include earnings from investments accounted for by the equity method of $50 million, $50 million and $49 million for 1999, 1998 and 1997, respectively. Consumers had investments accounted for by the equity method of $487 million, $449 million and $420 million for 1999, 1998 and 1997, respectively. In 1998, Consumers implemented a change in the method of accounting for property taxes. The cumulative effect of this one-time change in accounting increased electric and gas earnings, net of tax, by $31 million and $12 million, respectively. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment. Other segment information follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                             1999                  1998                1997
------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization
  Electric                                                       $   315               $   304             $   296
  Gas                                                                107                    97                  93
  Other                                                                2                     2                   2
                                                                 -------------------------------------------------

Total Consolidated                                               $   424               $   403             $   391
==================================================================================================================

Interest Charges
  Electric                                                          $133                  $129                $123
  Gas                                                                 48                    44                  41
  Other                                                               19                    19                  19
                                                                 -------------------------------------------------
  Subtotal                                                           200                   192                 183
  Eliminations                                                       (19)                  (17)                (10)
                                                                 -------------------------------------------------

Total Consolidated                                                  $181                  $175                $173
==================================================================================================================

Income Taxes
  Electric                                                          $126                  $110                $103
  Gas                                                                 41                    35                  45
  Other (a)                                                            5                    23                   4
                                                                 -------------------------------------------------

Total Consolidated                                                  $172                  $158                $152
==================================================================================================================

Total assets
  Electric (b)                                                    $4,675                $4,640              $4,472
  Gas (b)                                                          1,731                 1,726               1,644
  Other                                                              764                   797                 833
                                                                 -------------------------------------------------

Total Consolidated                                                $7,170                $7,163              $6,949
==================================================================================================================

Capital expenditures (c)
  Electric                                                       $   385               $   331             $   255
  Gas                                                                120                   114                 116
                                                                 -------------------------------------------------

Total                                                            $   505               $   445             $   371
==================================================================================================================

(a) 1998 amount includes the tax effect of the change in accounting method for property taxes.

(b) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(c) Includes electric restructuring implementation plan, capital leases for nuclear fuel and other assets and electric DSM costs. Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

11:   SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY
      SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 1999 obligation to purchase electric capacity from the MCV Partnership provided 15.5 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME (UNAUDITED)

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       1999           1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenue (a)                                                        $ 617          $ 627             $ 652
Operating expenses                                                             401            405               435
                                                                             --------------------------------------

Operating income                                                               216            222               217
Other expense, net                                                             136            142               154
                                                                             --------------------------------------

Net income before cumulative effect of accounting change                        80             80                63
Cumulative effect of change in method of accounting for property tax             -              -                15
                                                                             --------------------------------------

Net income                                                                   $  80          $  80             $  78
===================================================================================================================

BALANCE SHEETS (UNAUDITED)

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                     1999         1998                                                1999          1998
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                        LIABILITIES AND EQUITY
  Current assets (b)          $  397       $  341              Current liabilities             $  275        $  204
  Plant, net                   1,732        1,773              Noncurrent liabilities (c)       1,586         1,725
  Other assets                   170          173              Partners' equity (d)               438           358
                            ---------------------                                           -----------------------

                              $2,299       $2,287                                              $2,299        $2,287
===================================================================================================================

(a) Revenue from Consumers totaled $586 million, $584 million and $609 million for 1999, 1998, and 1997, respectively.

(b) Receivables from Consumers totaled $49, each year, at December 31, 1999 and 1998.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1999 and 1998, lease obligations of $1.36 billion and $1.41 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1999 lease payments was $55 million and $23 million, respectively, and for the 1998 lease payments was $59 million and $49 million, respectively. The lease payments service $854 million and $907 million in non-recourse debt outstanding as of December 31, 1999 and 1998, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1999 and 1998, the owner-trust made debt payments (including interest) of $167 million and $233 million, respectively. FMLP's earnings for 1999, 1998, and 1997 were $24 million, $23 million, and $20 million, respectively.

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


12:   SUPPLEMENTAL CASH FLOW INFORMATION

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                 1999               1998             1997
----------------------------------------------------------------------------------------------------------------
Accounts payable                                                        $ 36              $  19             $(30)
Non-current deferred amounts, net                                         32                  2               38
Accrued revenue                                                           22                (12)              20
Sale of receivables, net                                                  19                (29)              17
Inventories                                                                5                (34)             (10)
Accrued refunds                                                            -                 (1)               4
Other current assets and liabilities, net                                 (3)                (3)              22
Accounts receivable                                                      (29)                 7               31
                                                                      ------------------------------------------
                                                                        $ 82              $ (51)            $ 92
================================================================================================================


                    Report of Independent Public Accountants





To Consumers Energy Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1998, Consumers Energy Company changed its method of accounting for property taxes.


                                        /s/ Arthur Andersen LLP

Detroit, Michigan,
 February 4, 2000.

QUARTERLY FINANCIAL INFORMATION                         CONSUMERS ENERGY COMPANY

                                                                     In Millions

                                                  1999 (Unaudited)                         1998 (Unaudited)

Quarters Ended                     March 31    June 30   Sept. 30    Dec. 31     March 31    June 30   Sept. 30   Dec. 31
-------------------------------------------------------------------------------------------------------------------------

Operating revenue                   $1,156       $850       $878       $990       $1,052       $832       $860      $965

Pretax operating income               $227       $149       $175       $124         $183       $141       $171      $154

Net income before cumulative
 effect of change in accounting
 principle                            $119        $73        $93        $55          $69        $69        $86       $82

Cumulative effect of change
 in accounting for property
 taxes, net of $23 tax                   -          -          -          -          $43          -          -         -

Net income                            $119        $73        $93        $55         $112        $69        $86       $82

Preferred stock dividends               $5          -          -         $1           $5         $5         $5        $4

Preferred securities
 distributions                          $5         $5         $5         $6           $5         $4         $4        $5

Net income available to
 common stockholder                   $109        $68        $88        $48         $102        $60        $77       $73
-------------------------------------------------------------------------------------------------------------------------

                      (This page intentionally left blank)

[PANHANDLE EASTERN PIPE LINE COMPANIES LOGO]




                           1999 FINANCIAL STATEMENTS

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle owns a LNG regasification plant and related tanker port unloading facilities and LNG and gas storage facilities. The rates and conditions of service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. While forward-looking statements are based on assumptions and such assumptions are believed to be reasonable and are made in good faith, Panhandle cautions that assumed results almost always vary from actual results and differences between assumed and actual results can be material. The type of assumptions that could materially affect the actual results are discussed in the Outlook section in this MD&A. More specific risk factors are contained in various public filings made by Panhandle with the SEC. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line Company's affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding, which was an indirect wholly owned subsidiary of CMS Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became direct wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

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

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle. Panhandle then became a wholly owned subsidiary of CMS Gas Transmission and Storage Company, a subsidiary of CMS Energy. At that time, the CMS Panhandle Holding notes became direct obligations of Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes issued by Panhandle.

The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles, with Panhandle allocating the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on a preliminary appraisal completed in December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting, and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable (See Note 1).

The following information is provided to facilitate increased understanding of the 1999 and 1998 consolidated financial statements and accompanying notes of Panhandle but should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle is owned by CMS Gas Transmission and Storage Company, a subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10K for issuers that are wholly owned subsidiaries of reporting companies.


RESULTS OF OPERATIONS

NET INCOME:

                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
December 31                                                              1999               1998             Change
--------------------------------------------------------------------------------------------------------------------
Twelve Months Ended                                                       $74                $91             $ (17)
===================================================================================================================

For the year ending December 31, 1999, net income was $74 million, down $17 million from the corresponding period in 1998. Total natural gas transportation volumes for the twelve months ending December 31, 1999 were almost unchanged from 1998.

Revenues for the twelve months ended December 31, 1999 decreased $25 million from the corresponding period in 1998; $15 million was as a result of the transfer of Panhandle Field Services to Duke Energy in March 1999; $14 million from declining reservation rates; and $5 million due to Pan Border's 1998 revenues from Northern Border Pipe Line Company partnership; partially offset by $13 million of Trunkline LNG terminal revenues in 1999.

Operating expenses for the twelve months ended December 31, 1999 decreased $17 million from the corresponding period in 1998 due primarily to lower administrative costs and the transfer of Panhandle Field Services to Duke Energy.

Other income for the twelve months ended December 31, 1999 decreased $18 million from the corresponding period in 1998 primarily due to a gain recorded in 1998 on the sale of the general partnership interests in Northern Border of $14 million.

Interest on long-term debt for the twelve months ended December 31, 1999 increased $39 million from the corresponding period in 1998 primarily due to interest on the new debt assumed by Panhandle (See Notes 1 and 9). Other interest decreased $38 million for the twelve months ended December 31, 1999 from the corresponding period in 1998 primarily due to interest for a partial year on the intercompany note with PanEnergy; the note was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 4).

OPERATING INCOME:
                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                                      Twelve Months
                                                                                                  Ended December 31
Change Compared to Prior Year                                                                         1999 vs. 1998
-------------------------------------------------------------------------------------------------------------------
Commodity revenue                                                                                             $ (1)
Reservation and other revenues                                                                                 (24)
Operations and maintenance                                                                                      22
Depreciation and amortization                                                                                   (2)
General taxes                                                                                                   (3)
                                                                                                       ------------
Total Change                                                                                                  $ (8)
===================================================================================================================

OUTLOOK

CMS Energy intends to use Panhandle as a platform for expansion in the United States. Panhandle plays an important role in the growth strategy by providing services for the development of existing gas wells, production and throughput of gas to the market. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects recently completed or in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum, which reduces revenues. New contracts in the current market conditions tend to be of shorter duration than the expiring contracts being replaced, which will also increase revenue volatility. In addition, Trunkline in 1996 filed with FERC and placed into effect a general rate increase, however a subsequent January 2000 FERC order could, if approved without modification upon rehearing, reduce Trunkline's tariff rates and future revenue levels by up to 3% of Panhandle's consolidated revenues. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. In addition, Panhandle will continue to evaluate opportunities to acquire synergistic operations such as the Sea Robin pipeline system (See Note 14), and attempt to maximize the use and value of its existing assets, such as the proposed conversion of Trunkline's 26 inch pipeline to a liquid products pipeline (See Note 3).

OTHER MATTERS

ENVIRONMENTAL MATTERS

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing to date has detected no significant off-site contamination. Panhandle has communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue until 2001.

YEAR 2000 COMPUTER MODIFICATIONS

In 1999, Panhandle completed a detailed assessment of all information technology and non-information technology hardware and software, with emphasis on mission critical systems. Panhandle inventoried its information and non-information technology hardware and software. Panhandle also identified, remediated and tested those systems that were not year 2000 ready to ensure they would operate as desired on and after January 1, 2000.

As a result of its year 2000 efforts, Panhandle successfully transitioned to the new year without experiencing year 2000 related system failures, power outages or disruptions in services provided to its customers. Panhandle expensed the cost of software modifications as incurred, and capitalized the cost of new software and equipment, which is being amortized over its useful life. Since 1995, the total cost of the Year 2000 Program modifications was approximately $425,000. The commitment of Panhandle resources to the Year 2000 Program has not deferred any information technology projects that could have a material adverse effect on Panhandle's financial position, liquidity or results of operations.

While Panhandle does not expect any significant year 2000 issues to develop, Panhandle will continue to monitor its mission critical applications throughout the year 2000 to ensure that any year 2000 issues that may arise are addressed promptly through the use of contingency plans.


MARKET RISK INFORMATION

INTEREST RATE RISK: Panhandle is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt. Panhandle manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates (See Notes 8 and 9).

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)





                                                                                                   Years Ended December 31,
                                                                      Mar. 29 -        Jan. 1 -    ------------------------
                                                                      Dec. 31,         Mar. 28,
                                                                        1999             1999         1998         1997
                                                                      --------         --------    ----------   ----------
OPERATING REVENUE
      Transportation and storage of natural gas                          $ 318            $ 123         $ 468        $ 501
      Other                                                                 25                5            28           33
                                                                         -----            -----         -----        -----
          Total operating revenue                                          343              128           496          534
                                                                         -----            -----         -----        -----

OPERATING EXPENSES
      Operation and maintenance                                            151               40           213          254
      Depreciation and amortization                                         44               14            56           59
      General taxes                                                         22                7            26           26
                                                                         -----            -----         -----        -----
          Total operating expenses                                         217               61           295          339
                                                                         -----            -----         -----        -----


PRETAX OPERATING INCOME                                                    126               67           201          195

OTHER INCOME, NET                                                            2                4            24            6

INTEREST CHARGES
      Interest on long-term debt                                            59                5            25           25
      Other interest                                                         1               13            52           48
                                                                         -----            -----         -----        -----
          Total interest charges                                            60               18            77           73
                                                                         -----            -----         -----        -----

NET INCOME BEFORE INCOME TAXES                                              68               53           148          128

INCOME TAXES                                                                27               20            57           48
                                                                         -----            -----         -----        -----
CONSOLIDATED NET INCOME                                                  $  41            $  33         $  91        $  80
                                                                         -----            -----         -----        -----

                           PANHANDLE EASTERN PIPE LINE COMPANY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                              Mar. 29 -      Jan. 1 -       Years Ended December 31,
                                                                              Dec. 31,       Mar. 28,       ------------------------
                                                                               1999            1999             1998         1997
                                                                              ---------     ---------       -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $    41       $    33           $ 91         $ 80
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  44            14             61           61
      Deferred income taxes                                                          34             -             17            2
      Rate settlement                                                                 -             -              -          (70)
      Changes in current assets and liabilities                                      51           (29)             4            9
      Other, net                                                                      9             3              1           24
                                                                                -------       -------           ----         ----
          Net cash provided by operating activities                                 179            21            174          106
                                                                                -------       -------           ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Panhandle                                                   (1,900)            -              -            -
      Capital and investment expenditures                                           (53)           (4)           (85)        (105)
      Net increase in advances receivable - PanEnergy                                 -           (17)          (106)          (9)
      Retirements and other                                                          (1)            -             17            8
                                                                                -------       -------           ----         ----
          Net cash used in investing activities                                  (1,954)          (21)          (174)        (106)
                                                                                -------       -------           ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                    1,116             -              -            -
      Proceeds from senior notes                                                    785             -              -            -
      Net increase in note receivable - CMS                                         (85)            -              -            -
      Dividends paid                                                                (41)            -              -            -
                                                                                -------       -------           ----         ----
          Net cash provided by financing activities                               1,775             -              -            -
                                                                                -------       -------           ----         ----
      Net Increase (Decrease) in Cash and Temporary Cash Investments                  -             -              -            -

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                        -             -              -            -
                                                                                -------       -------           ----         ----
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                        $     -       $     -           $  -         $  -
                                                                                =======       =======           ====         ====

OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                                $    31       $    12           $ 78         $ 81
      Income taxes paid (net of refunds)                                              8            37             56           65

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                             December 31,        December 31,
                                                                                 1999                1998
                                                                             ------------        ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                   $     1,492         $     2,749
      Less accumulated depreciation and amortization                                  37               1,798
                                                                             ------------        ------------
          Sub-total                                                                1,455                 951
      Construction work-in-progress                                                   45                  28
                                                                             ------------        ------------
          Net property, plant and equipment                                        1,500                 979
                                                                             ------------        ------------

INVESTMENTS
      Advances receivable - PanEnergy                                                  -                 738
      Investment in affiliates                                                         2                  44
      Other                                                                            -                   6
                                                                             ------------        ------------
          Total investments and other assets                                           2                 788
                                                                             ------------        ------------

CURRENT ASSETS
      Receivables, less allowances of $1 for 1999 and $2 in 1998                     112                  94
      Inventory and supplies                                                          34                  55
      Deferred income taxes                                                           11                   2
      Current portion of regulatory assets                                             -                   6
      Note receivable - CMS Capital                                                   85                   -
      Other                                                                           30                  23
                                                                             ------------        ------------
          Total current assets                                                       272                 180
                                                                             ------------        ------------

NON-CURRENT ASSETS
      Goodwill, net                                                                  774                   -
      Debt issuance cost                                                              11                  11
      Other                                                                            1                  15
                                                                             ------------        ------------
          Total non-current assets                                                   786                  26
                                                                             ------------        ------------

      TOTAL ASSETS                                                           $     2,560         $     1,973
                                                                             ============        ============

                                                                                      December 31,          December 31,
                                                                                          1999                  1998
                                                                                      -------------         -------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding         $          1          $          1
        Paid-in capital                                                                      1,127                   466
        Retained earnings                                                                        -                    91
                                                                                      -------------         -------------
          Total common stockholder's equity                                                  1,128                   558
      Long-term debt                                                                         1,094                   299
                                                                                      -------------         -------------
          Total capitalization                                                               2,222                   857
                                                                                      -------------         -------------

CURRENT LIABILITIES
      Note payable - PanEnergy                                                                   -                   675
      Accounts payable                                                                          28                    56
      Accrued taxes                                                                              8                    58
      Accrued interest                                                                          29                     8
      Other                                                                                    139                   117
                                                                                      -------------         -------------
          Total current liabilities                                                            204                   914
                                                                                      -------------         -------------

NON-CURRENT LIABILITIES
      Deferred income taxes                                                                     45                    99
      Other                                                                                     89                   103
                                                                                      -------------         -------------
          Total non-current liabilities                                                        134                   202
                                                                                      -------------         -------------

      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                               $      2,560          $      1,973
                                                                                      =============         =============

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)


                                                                    Mar. 29 -         Jan. 1 -       Years Ended December 31,
                                                                    Dec. 31,          Mar. 28,       ------------------------
                                                                      1999              1999            1998          1997
                                                                    ---------         --------       ----------    ----------
COMMON STOCK
      At beginning and end of period                                $       1         $      1       $        1    $        1
                                                                    ---------         --------       ----------    ----------
OTHER PAID-IN CAPITAL
      At beginning of period                                              466              466              466           466
      Acquisition adjustment to eliminate original
        paid-in capital                                                  (466)               -                -             -
      Capital contribution of acquisition costs by parent                  11                -                -             -
      Cash capital contribution by parent                               1,116                -                -             -
                                                                    ---------         --------       ----------    ----------
          At end of period                                              1,127              466              466           466
                                                                    ---------         --------       ----------    ----------
RETAINED EARNINGS
      At beginning of period                                              101               92               34            29
      Acquisition adjustment to eliminate original
        retained earnings                                                (101)               -                -             -
      Net Income                                                           41               33               91            80
      Assumption of net liability by PanEnergy                              -               57                -             -
      Common stock dividends                                              (41)             (81)             (34)          (75)
                                                                    ---------        ---------       ----------    ----------
          At end of period                                                  -              101               91            34
                                                                    ---------        ---------       ----------    ----------
      TOTAL COMMON STOCKHOLDER'S EQUITY                             $   1,128        $     568       $      558    $      501
                                                                    =========        =========       ==========    ==========

                       PANHANDLE EASTERN PIPE LINE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CORPORATE STRUCTURE

Panhandle Eastern Pipe Line Company is a wholly owned subsidiary of CMS Gas Transmission and Storage Company, which is an indirect wholly owned subsidiary of CMS Energy. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, which are subject to the rules and regulations of the FERC.

On March 29, 1999, Panhandle Eastern Pipe Line Company and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as its affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for $1.9 billion in cash and assumption of existing Panhandle debt of $300 million. Immediately following the acquisition, CMS Panhandle Holding contributed the stock of Trunkline LNG and Panhandle Storage to Panhandle Eastern Pipe Line Company. As a result, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line Company.

In conjunction with the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; all intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy was indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle, at which point the CMS Panhandle Holding notes became direct obligations of Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles, with Panhandle allocating the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on a preliminary appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting, and pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

Assets acquired and liabilities assumed are recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized by the end of the first quarter of 2000. Panhandle has allocated the tentative excess purchase price over the estimated fair value of net assets acquired of approximately $800 million to goodwill and is amortizing this amount on a straight-line basis over forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle's assets. As a result of regulation, high replacement costs, and competition, entry into the natural gas transmission and storage business requires a significant investment. The excess purchase price over the prior carrying amount of Panhandle's net assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:


                                                 In Millions
-------------------------------------------------------------
Property, plant and equipment                         $  633
Accounts receivable                                        3
Inventory                                                 (9)
Goodwill                                                 788
Regulatory assets, net                                   (15)
Liabilities                                              (72)
Long-term debt                                            (6)
Other                                                    (16)
-------------------------------------------------------------
Total                                                 $1,306
=============================================================


Pro forma results of operations for 1999 and 1998 as though Panhandle had been acquired and purchase accounting applied at the beginning of 1999 and 1998, respectively, are as follows:


                                                                           In Millions
=======================================================================================
                                                   Year Ended               Year Ended
                                            December 31, 1999        December 31, 1998
                                                   (Unaudited)              (Unaudited)
---------------------------------------------------------------------------------------
Revenues                                               $  467                   $  470
Net income                                                 67                       60
Total assets                                            2,560                    2,477

--------------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

CONSOLIDATIONS: The consolidated financial statements include the accounts of all of Panhandle's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by Panhandle, but where it has significant influence over operations, are accounted for using the equity method.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

INVENTORY: Inventory consists of gas held for operations and materials and supplies and is recorded at the lower of cost or market, using the weighted average cost method. Effective January 1, 1999, Trunkline changed to the weighted average cost method from the last-in first-out method for its gas held for operations with no material impact on the financial statements.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables and payables are valued at lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT: On March 29, 1999, Panhandle's assets were acquired by CMS Panhandle Holding. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle's property, plant and equipment was adjusted to estimated fair market value on March 29, 1999 and depreciated based on revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at March 29, 1999 was eliminated pursuant to the purchase method of accounting (See Note 1).

Ongoing additions of property, plant and equipment are stated at original cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor items is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.6%, 2.2% and 2.2% for 1999, 1998 and 1997, respectively.

When property, plant and equipment is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

IMPAIRMENT OF LONG-LIVED ASSETS: The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized over the terms of the respective issues.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue until 2001.

REVENUES: Revenues on transportation and storage of natural gas are recognized as service is provided. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves have been established where required for such cases.

During 1999 and 1997, sales to ProLiance Energy, L.L.C., a nonaffiliated gas marketer, and Consumers Energy, a subsidiary of CMS Energy, each accounted for at least 10% of consolidated revenues of Panhandle. During 1998, sales to ProLiance Energy, L.L.C. accounted for approximately 10% of consolidated revenues of Panhandle. No other customer accounted for 10% or more of consolidated revenues during 1999, 1998 or 1997.

INTEREST COST CAPITALIZED: SFAS 34, Capitalization of Interest Cost, requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. As a result of the discontinuance of SFAS 71, Panhandle is now subject to the provisions of SFAS 34.

INCOME TAXES: CMS Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by Panhandle on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

GOODWILL AMORTIZATION: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method over forty years. Accumulated amortization of goodwill at December 31, 1999 was $14 million.

RECLASSIFICATIONS: Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

NEW ACCOUNTING STANDARD: In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001. Panhandle is currently studying SFAS 133 and plans to adopt SFAS 133 as of January 1, 2001, and has yet to quantify the effects of adoption on its financial statements.

CHANGE IN ACCOUNTING POLICY: As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1).

3.  REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. This settlement was approved on February 1, 2000 and will require refunds of approximately $2 million expected to be made in April 2000, with supplemental refunds expected in July 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates which would impact future revenues and require refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments are to be made in compliance with prescribed FERC requirements. At December 31, 1999 and December 31, 1998, accounts receivable included $54 million and $50 million, respectively, due from natural gas producers, and other current liabilities included $54 million and $50 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which had entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. On November 8, 1999, the FERC issued a letter order dismissing Trunkline's filing without prejudice to refiling the abandonment to reflect changed circumstances. Trunkline on March 9, 2000 refiled its abandonment application with FERC. This filing is in conjunction with a plan for a joint venture, to convert the line from natural gas transmission service to a refined products pipeline by the end of 2001. Panhandle will own a one third interest in the joint venture.

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

4. RELATED PARTY TRANSACTIONS

                                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------
                                                     Mar.29 -          Jan.1 -             For the Years Ended
                                                       Dec.31            Mar.28                   December 31,
-------------------------------------------------------------------------------------------------------------------
                                                         1999             1999             1998            1997
                                                     ---------         --------------------------------------------
Transportation of natural gas                             $64               $6              $29             $32
Other operating revenues                                    -                2               15              27
Operation and maintenance(a)                               25                8               60              66
Interest income                                             2                -                -               -
Interest expense                                            -               13               55              49
-------------------------------------------------------------------------------------------------------------------

(a) Includes allocated benefit plan costs.


Amounts for 1999 reflect only related party transactions with CMS Energy and its subsidiaries for the period after the sale of Panhandle to CMS Energy. Interest charges include $55 million for the twelve months ended 1998 for interest associated with notes payable to a subsidiary of Duke Energy. Note receivable from CMS Capital included an $85 million note at December 31, 1999, which bore interest at the 30-day commercial paper interest rate. Other income includes $2 million for the period ended December 31, 1999 for interest on note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                    In Millions
----------------------------------------------------------------
                                              December 31,
----------------------------------------------------------------
                                        1999               1998
                                 ------------      -------------
Receivables                               $8                 $2
Accounts payable                          16                 46
Taxes accrued                              -                 35
----------------------------------------------------------------

In conjunction with the acquisition of Panhandle by a subsidiary of CMS Energy, all intercompany advance and note balances between Panhandle and subsidiaries of Duke Energy were eliminated. Transactions with prior affiliates before the acquisition are now reflected as receivables on the Consolidated Balance Sheet.


5. GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1999 and 1998, other current assets included $22 million and $20 million, respectively, and other current liabilities included $30 million and $22 million, respectively, related to gas imbalances.

6. INCOME TAXES

The separate components of income tax expense consist of:


                                                                                                    In Millions
===============================================================================================================
INCOME TAX EXPENSE
---------------------------------------------------------------------------------------------------------------
                                                       Mar.29 -         Jan.1 -            For the Years Ended
                                                        Dec. 31          Mar.28                   December 31,
---------------------------------------------------------------------------------------------------------------
                                                           1999            1999             1998         1997
                                                       --------------------------------------------------------
Current income taxes
  Federal                                                 $ (7)            $ 18            $ 34         $ 41
  State                                                      -                2               6            5
                                                       --------------------------------------------------------
     Total current income taxes                             (7)              20              40           46
                                                       --------------------------------------------------------
Deferred income taxes, net
  Federal                                                   29                -              14            1
  State                                                      5                -               3            1
                                                       --------------------------------------------------------
     Total deferred income taxes, net                       34                -              17            2
                                                       --------------------------------------------------------
Total income tax expense                                  $ 27             $ 20            $ 57         $ 48
===============================================================================================================

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:


                                                                                                        In Millions
===================================================================================================================
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY
-------------------------------------------------------------------------------------------------------------------
                                                           Mar.29 -         Jan.1 -        For the Years Ended
                                                            Dec. 31         Mar. 28               December 31,
-------------------------------------------------------------------------------------------------------------------
                                                               1999            1999       1998           1997
                                                       ------------------------------------------------------------

Income tax, computed at the statutory rate                      $24             $18        $52            $45
Adjustments resulting from:
  State income tax, net of federal income
     tax effect                                                   3               2          5              3
                                                       ------------------------------------------------------------
Total income tax expense                                        $27             $20        $57            $48
                                                       ============================================================
Effective tax rate                                             39.6%           38.2%      38.5%          37.5%
-------------------------------------------------------------------------------------------------------------------

The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheet are as follows:



                                                                                  In Millions
==============================================================================================
NET DEFERRED INCOME TAX LIABILITY COMPONENTS
----------------------------------------------------------------------------------------------
                                                                             December 31,
----------------------------------------------------------------------------------------------
                                                                       1999             1998
                                                                ------------------------------
Deferred credits and other liabilities                                 $ 30            $  85
Other                                                                    32                3
                                                                ------------------------------
  Total deferred income tax assets                                       62               88
                                                                ------------------------------

Investments and other assets                                            (18)             (18)
Property, plant and equipment                                           (10)            (148)
Goodwill                                                                (65)               -
Regulatory assets                                                         -              (12)
                                                                ------------------------------
  Total deferred income tax liabilities                                 (93)            (178)
                                                                ------------------------------

State deferred income tax, net of federal tax effect                     (3)              (7)


Net deferred income tax liability                                       (34)             (97)
                                                                ------------------------------
Portion classified as current asset                                      11                2
                                                                ------------------------------
Noncurrent liability                                                   $(45)           $ (99)
==============================================================================================

As described in Note 1, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price.


7. PROPERTY, PLANT AND EQUIPMENT


                                                                                  In Millions
==============================================================================================
                                                                    1999                 1998
                                                               -------------------------------
Transmission                                                      $1,189               $2,003
Gathering                                                             18                  265
Underground storage                                                  245                  320
General plant                                                         40                  161
Construction work-in-progress                                         45                   28
                                                               -------------------------------
  Total property, plant and equipment                              1,537                2,777
Less accumulated depreciation and amortization                        37                1,798
                                                               -------------------------------
     Net property, plant and equipment                            $1,500                 $979
==============================================================================================

8. FINANCIAL INSTRUMENTS

Panhandle's financial instruments include approximately $1.1 billion and $299 million of long-term debt at December 31, 1999 and 1998, respectively, with an approximate fair value of $1 billion and $318 million as of December 31, 1999 and 1998, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1999 and 1998 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

Guarantees made to related parties have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available. The fair values of advances and note receivable -- related parties are not readily determinable since such amounts are carried as open accounts (See Note 4).


9.   LONG-TERM DEBT

                                                                              In Millions
==========================================================================================
                                                                      December 31,
                                                             -----------------------------
                                                 Year Due         1999          1998
------------------------------------------------------------------------------------------
6.125% - 7.875% Notes                           2004 - 2029     $  900          $100
7.2% - 7.95% Debentures                         2023 - 2024        200           200
Unamortized debt (discount) and premium, net                        (6)           (1)
                                                             -----------------------------
Total long-term debt                                            $1,094          $299
                                                             =============================

On March 29, 1999, CMS Panhandle Holding privately placed $800 million of senior notes (See Note 1) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of CMS Panhandle Holding under the notes and the related indenture were assumed by Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

In conjunction with the application of purchase accounting, Panhandle's existing notes totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million.

The 7.2% - 7.95% debentures have call options whereby Panhandle has the option to repay the debt early. Based on the year in which Panhandle may first exercise the redemption options, all $200 million could potentially be repaid in 2003.

At December 31, 1998, Note payable-PanEnergy consisted of a $675 million note bearing interest at prime rate. The note was eliminated immediately prior to the acquisition by CMS Energy.

OTHER: Under its most restrictive borrowing arrangement at December 31, 1999, none of Panhandle's consolidated net income was restricted for payment of common dividends.

10.   INVESTMENT IN AFFILIATES

Investments in affiliates, which are not controlled by Panhandle but where Panhandle has significant influence over operations, are accounted for by the equity method. These investments include undistributed earnings of $.4 million and $14 million in 1999 and 1998, respectively. Panhandle's proportionate share of net income from these affiliates for the years ended December 31, 1999, 1998 and 1997 was $.2 million, $6 million and $5 million, respectively. These amounts are reflected in the Consolidated Statements of Income as Other Operating Revenues. Investment in affiliates includes the following:

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


11.   COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, to be approximately $130 million in 2000 and $60 million in each of the two following years. The year 2000 estimate includes the Sea Robin acquisition (see Note 14). These estimates are prepared for planning purposes and are subject to revision. Capital expenditures for 1999 were satisfied by cash from operations.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the United States EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line Company's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

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

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $33 million for the remainder of 2000 through 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

LEASES: Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $14 million ($11 million related to the CMS Energy ownership period and $3 million during the Duke Energy ownership period), $15 million and $20 million in 1999, 1998 and 1997, respectively. Future minimum rental payments under Panhandle's various operating leases for the years 2000 through 2004 are $14 million, $13 million, $10 million, $4 million and $4 million, respectively and $11 million for 2005 and thereafter.


12.      EXECUTIVE INCENTIVE COMPENSATION

Panhandle participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, as well as stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for awards not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan can not exceed 20% of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 1999, awards of up to 2,466,524 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specific levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1999, all of the 12,000 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

The plan grants stock options and stock appreciation rights relating to Common Stock with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year after one year. All options expire up to ten years and one month from date of grant. The status of the restricted stock and options granted to Panhandle's key employees under the Performance Incentive Stock Plan follows:

                                                          Restricted
                                                               Stock                        Options
---------------------------------------------------------------------------------------------------------------------
                                                              Number                   Number       Weighted Average
CMS ENERGY COMMON STOCK                                    of Shares                of Shares         Exercise Price
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                 -                        -                      NA
  Granted                                                     12,000                  299,912                $41.07
  Exercised or Issued                                            -                        -                      NA
Outstanding at December 31, 1999                              12,000                  299,912                $41.07
---------------------------------------------------------------------------------------------------------------------


The following table summarizes Panhandle information about CMS Energy Common Stock options outstanding at December 31, 1999:


                                                             Number                 Weighted               Weighted
Range of                                                   of Shares                  Average                Average
Exercise Prices                                          Outstanding           Remaining Life         Exercise Price
---------------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock

$39.0625 - $41.750                                           299,912               9.46 years                 $41.07
---------------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted to Panhandle employees for CMS Energy Common Stock was $5.93 in 1999. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:


                                                                    Year Ended
                                                             December 31, 1999
------------------------------------------------------------------------------
Risk-free interest rate                                                  5.65%

Expected stock price volatility                                         16.81%

Expected dividend rate                                                   $.365

Expected option life                                                 4.5 years
------------------------------------------------------------------------------

Panhandle applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, Panhandle's net income would have decreased by approximately $1.2 million for 1999. The compensation cost charged against income for restricted stock was $.1 million in 1999.

13.   BENEFIT PLANS

Under the terms of the acquisition of Panhandle by CMS Energy, benefit obligations related to active employees and certain plan assets were transferred to CMS Energy. Benefit obligations related to existing retired employees and remaining plan assets were retained by a subsidiary of Duke Energy.

Following the acquisition of Panhandle by CMS Energy described in Note 1, Panhandle now participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Panhandle, through CMS Energy, provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusted, non-contributory, defined benefit pension plan of CMS Energy (Pension Plan) and a defined contribution 401(K) plan.

CMS Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the CMS Pension Plan, the fair value of the plan assets was $1,094 million at December 31, 1999 as compared to the benefit obligation of $971 million. With respect to the prior Duke Energy plan, the fair value of the plan assets of $819 million at December 31, 1998, exceeded the projected benefit obligations of $338 million, as of December 31, 1998.

Panhandle's net periodic pension benefit cost, as allocated by CMS Energy, was $2 million in 1999. For 1998 and 1997, Panhandle's net periodic pension benefit cost, as allocated by a subsidiary of Duke Energy, was $14 million and $13 million, respectively.

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and nonutility affiliates which were not distinguishable from the plan's total assets.

Weighted-Average Assumptions:

                                                     Pension & SERP                               OPEB
                                          -------------------------------------- --------------------------------------
Years Ended December 31                    1999(a)           1998       1997        1999(a)           1998      1997
-----------------------------------------------------------------------------------------------------------------------
Discount rate                              7.75%            6.75%      7.25%       7.75%             6.75%     7.25%
Expected long-term rate of
   return on plan assets                   9.25%            9.25%      9.25%       7.00%             9.25%     9.25%

Rate of compensation increase                               4.67%      4.75%
   Pension - to age 45                     5.25%               NA         NA
           - age 45 to assumed
             retirement                    3.75%               NA         NA

SERP                                       5.50%               NA         NA
-----------------------------------------------------------------------------------------------------------------------

(a) 1999 reflects CMS Energy's Pension and Other Postretirement benefits accounting.

The Pension Plan's net unrecognized transition obligation, resulting from the implementation of accrual accounting, is amortized over 16 years and 11 years for the SERP's on a straight-line basis over the average remaining service period of active employees.

Panhandle accrues health care and life insurance benefit costs over the active service period of employees to the date of full eligibility for the benefits.

With respect to the CMS OPEB Plan, the fair value of the plan assets was $431 million at December 31, 1999 as compared to the benefit obligation of $736 million. With respect to the prior Duke Energy plan, the fair value of the plan assets of $150 million at December 31, 1998, versus projected benefit obligations of $225 million, as of December 31, 1998.

It is Panhandle's and CMS Energy's general policy to fund accrued postretirement health care costs. CMS Energy's retiree life insurance plan is fully funded based on actuarially determined requirements.

Panhandle's net periodic postretirement benefit cost, as allocated by CMS Energy, was $4 million in 1999. For each year in 1998 and 1997, Panhandle's net periodic postretirement benefit cost, as allocated by a subsidiary of Duke Energy, was $7 million.

For measurement purposes, a 7.0 percent weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is based on assumptions that it will decrease gradually to 5.5 percent in 2006 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for Panhandle's health care plans.

                                                                                             In Millions
=========================================================================================================
SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES
---------------------------------------------------------------------------------------------------------
                                                                   1-Percentage-        1-Percentage-
                                                                  Point Increase       Point Decrease
---------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                     $ 1                $ (1)
Effect on postretirement benefit obligation                              $ 8                $ (7)
=========================================================================================================

14.  SUBSEQUENT EVENT (UNAUDITED)

In January 2000, Panhandle announced that Trunkline has entered into a definitive agreement to acquire the Sea Robin Pipeline system, a 1 bcf per day capacity offshore Gulf of Mexico pipeline, from Southern Natural Gas Company, a subsidiary of Sonat, Inc., for a total price including certain transaction costs of approximately $74 million. This transaction is expected to close in March 2000.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                     First       Second          Third           Fourth
(In millions)                        Quarter     Quarter         Quarter         Quarter         Total
-------------------------------------------------------------------------------------------------------------
1999

Operating revenue                     $133(a)     $104(a)         $107            $127            $471
Pretax Operating Income                 69(a)       44(a)           41              39             193
Net income                              34          14              14              12              74

=============================================================================================================

1998
Operating revenue                     $139        $116            $111            $130            $496
Pretax Operating Income                 70          44              36              51             201
Net income                              35          17              11              28(b)           91
-------------------------------------------------------------------------------------------------------------

(a) First and second quarters of 1999 were restated to include certain miscellaneous income, including rental income and gain or loss on sale of assets, as other revenue.
(b) Includes a gain on sale of certain general partnership interests of $14 million.

                   REPORT OF INDEPENDEDENT PUBLIC ACCOUNTANTS



To Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, cash flows and common stockholder's equity for the period from January 1, 1999 through March 28, 1999 and for the period from March 29, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from January 1, 1999 through March 28, 1999 and for the period from March 29, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the Unites States.


                                                        /s/ Arthur Andersen LLP

Houston, Texas
February 25, 2000

INDEPENDENT AUDITORS' REPORT

Panhandle Eastern Pipe Line Company:

We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 12, 1999

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS ENERGY

None for CMS Energy.

CONSUMERS

None for Consumers.

PANHANDLE

Effective upon the closing of the acquisition of Panhandle by CMS Energy, Panhandle's Board of Directors dismissed Deloitte & Touche LLP as Panhandle's certifying accountant and retained Arthur Andersen LLP for 1999. Arthur Andersen LLP is serving as certifying accountant for CMS Energy and its principal subsidiaries in 1999. Deloitte & Touche LLP's report on the Panhandle financial statements for 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During 1997, 1998 and the interim period from January 1, 1999 through March 29, 1999 (effective upon the closing of the acquisition), there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between Panhandle and Deloitte & Touche LLP.


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

                                     PART IV
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants for CMS Energy, Consumers, and Panhandle are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Public Accountants for CMS Energy, Consumers and Panhandle are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3)   Exhibits for CMS Energy, Consumers, and Panhandle are listed after Item
         (c) below and are incorporated by reference herein.

(b)      Reports on Form 8-K for CMS Energy, Consumers and Panhandle

         CMS ENERGY

         Current Reports filed October 18, 1999, October 26, 1999, December 6, 1999 and February 1, 2000 covering matters reported pursuant to ITEM 5. OTHER EVENTS.

         CONSUMERS

         Current Reports filed October 18, 1999, October 26, 1999, December 6, 1999 and February 1, 2000 covering matters reported pursuant to ITEM 5. OTHER EVENTS.

         PANHANDLE

         Current Report filed March 16, 2000 covering matters reported pursuant to ITEM 5. OTHER EVENTS.

(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS


                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
-------------------------------------------------------------------------------------------------------------------
(3)(a)        1-9513         (3)(a)       -    Restated Articles of Incorporation of CMS Energy. (3rd qtr. 1999
                                               Form 10-Q)
(3)(b)                                    -    By-Laws of CMS Energy.
(3)(c)        1-5611         (3)(c)       -    Certificate of Amendment to the Articles of Incorporation dated
                                               March 10, 1997 and Restated Articles of Incorporation dated March
                                               25, 1994 of Consumers. (1996 Form 10-K)
(3)(d)                                    -    By-Laws of Consumers.
(3)(e)        1-2921         3.01         -    Restated Certificate of Incorporation of Panhandle. (1993 Form 10-K)
(3)(f)                                    -    By-Laws of Panhandle.
(4)(a)        2-65973        (b)(1)-4     -    Indenture dated as of September 1, 1945, between Consumers and
                                               Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1,
                                               1979.
                                          -    Indentures Supplemental thereto:
              33-31866       (4)(d)       -    67th dated as of 11/15/89
              33-41126       (4)(c)       -    68th dated as of 06/15/93
              1-5611         (4)          -    69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
              1-5611         (4)(a)       -    70th dated as of 02/01/98 (1997 Form 10-K)
              1-5611         (4)(a)       -    71st dated as of 03/06/98 (1997 Form 10-K)
              1-5611         (4)(b)       -    72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(d)       -    73rd dated as of 06/15/98
              1-5611         (4)(b)       -    74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(b)                                    -    75th dated as of 10/1/99
(4)(c)                                    -    76th dated as of 10/4/99
(4)(d)                                    -    77th dated as of 10/1/99
(4)(e)        1-5611         (4)(b)       -    Indenture dated as of January 1, 1996 between Consumers and The
                                               Bank of New York, as Trustee. (1995 Form 10-K)
                                          -    Indentures Supplemental thereto:
              1-5611         (4)(b)       -    1st dated as of 01/18/96 (1995 Form 10-K)
              1-5611         (4)(a)       -    2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
              1-9513         (4)(a)       -    3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
(4)(f)        1-5611         (4)(c)       -    Indenture dated as of February 1, 1998 between Consumers and The
                                               Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
              1-5611         (4)(a)       -    1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(b)       -    2nd dated as of 06/15/98

              1-5611         (4)(a)       -    3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(g)        33-47629       (4)(a)       -    Indenture dated as of September 15, 1992 between CMS Energy and NBD
                                               Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                          -    Indentures Supplemental thereto:
              1-9513         (4)          -    1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
              1-9513         (4) (a)      -    2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
              1-9513         (4)          -    3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
              333-37241      (4)(a)       -    4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
              1-9513         (4)(b)       -    5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
              1-9513         (4)(d)       -    6th dated as of 01/13/98 (1997 Form 10-K)
              1-9513         (4)(d)(i)    -    7th dated as of 01/25/99  (1998 Form 10-K)
              1-9513         (4)(d)(ii)   -    8th dated as of 02/03/99 (1998 Form 10-K)
              1-9513         (4)(a)       -    9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
(4)(h)        1-9513         (4)(b)       -    Indenture between CMS Energy and The Chase Manhattan Bank, as Trustee, dated as of January 15, 1994. (Form 8-K dated March 29, 1994)
                                          -    Indentures Supplemental thereto:
              1-9513         (4b)         -    1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
              1-9513         (4)          -    2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
              1-9513         (4)(a)(iv)   -    3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
              333-36115      (4)(d)       -    4th dated as of 09/17/97 (Form S-3 filed September 22, 1997)
              333-63229      (4)(c)       -    5th dated as of 08/26/98 (Form S-4 filed September 10, 1998)
(4)(i)        1-9513         (4a)         -    Indenture dated as of June 1, 1997, between CMS Energy and The Bank of New York, as trustee. (Form 8-K filed July 1, 1997)
                                          -    Indentures Supplemental thereto:
              1-9513         (4)(b)       -    1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
              1-9513         (4)(b)       -    2nd dated as of 06/01/99 (2nd qtr 1999 Form 10-Q)
                                               Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, CMS Energy agrees to furnish a copy of such agreement to the Commission upon request.
(4)(j)        1-5611         (4)(a)       -    Indenture dated as of March 29, 1999, among CMS Panhandle Holding
                                               Company, Panhandle Eastern Pipe Line Company and NBD Bank, as
                                               Trustee. (1st Qtr. 1999 10-Q)
(4)(k)        1-9513         (4)(b)       -    1st Supplemental Indenture dated as of March 29, 1999, among CMS
                                               Panhandle Holding Company, Panhandle Eastern Pipe Line Company and
                                               NBD Bank, as Trustee, including a form of Guarantee by Panhandle
                                               Eastern Pipe Line Company of the obligations of CMS Panhandle
                                               Holding Company. (1st qtr 1999 Form 10-Q)
(4)(l)        33-58552       4            -    Indenture, dated as of  February 1, 1993,  between Panhandle and
                                               Morgan Guaranty Trust Company of New York. (Form S-3 filed February
                                               19, 1993)
(10)(a)       1-9513         (4)          -    Credit Agreement dated as of July 2, 1997, among CMS Energy, the
                                               Administrative Agent, Collateral  Agent, Documentation Agent,
                                               Syndication Agent, Co-Agents and Lead Manager, all as


                                               defined therein, and the Exhibits and Schedules thereto. (2nd qtr 1997
                                               Form 10-Q)
              333-63229      (4)(f)       -    1st Amendment dated 01/30/98. (Form S-4 filed September 10, 1998)
              1-9513         (10)(b)(i)   -    2nd Amendment dated 11/05/98. (1998 Form 10-K)
              1-9513         (10)(a)      -    3rd Amendment dated 06/22/99. (2nd qtr 1999 Form 10-Q)
(10)(b)                                   -    Form of Employment Agreement entered into by CMS Energy's and
                                               Consumers' executive officers.
(10)(c)       1-5611         (10)(g)      -    Consumers' Executive Stock Option and Stock Appreciation Rights
                                               Plan effective December 1, 1989. (1990 Form 10-K)
(10)(d)                                   -    CMS Energy's Performance Incentive Stock Plan effective February 3,
                                               1988, as amended December 3, 1999.
(10)(e)       1-9513         (10)(m)      -    CMS Deferred Salary Savings Plan effective January 1, 1994. (1993
                                               Form 10-K)
(10)(f)       1-5611         (10)(n)      -    CMS Energy and Consumers Annual Executive Incentive Compensation
                                               Plan effective January 1, 1986, as amended January 1995. (1995 Form
                                               10-K)
(10)(g)       1-5611         (10)(o)      -    Consumers' Supplemental Executive Retirement Plan effective
                                               November 1, 1990. (1993 Form 10-K)
(10)(h)                                   -    Supplemental Executive Retirement Plan for Employees of CMS
                                               Energy / Consumers Energy Company effective January 1, 1982, as amended December 3, 1999
(10)(i)       33-37977       4.1          -    Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                               dated as of June 1, 1990 between The Connecticut National Bank and
                                               United States Trust Company of New York. (MCV Partnership)
                                               Indenture Supplemental thereto:
              33-37977       4.2          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(j)       1-9513         (28)(b)      -    Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                               Funding  Corporation I, MCV Partnership and United States Trust
                                               Company of New York, Trustee. (3rd qtr 1990 Form 10-Q)
                                               Indenture Supplemental thereto:
              33-37977       4.4          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(k)       1-9513         (10)(v)      -    Amended and Restated Investor Partner Tax Indemnification Agreement
                                               dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                               Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)
(10)(l)       1-9513         (19)(d)**    -    Environmental  Agreement dated as of June 1, 1990 made by CMS Energy
                                               to The Connecticut National Bank and Others.   (1990 Form 10-K)
(10)(m)       1-9513         (10)(z)**    -    Indemnity  Agreement  dated as of June 1, 1990 made by CMS Energy to
                                               Midland Cogeneration Venture Limited Partnership.  (1990 Form 10-K)


(10)(n)       1-9513         (10)(aa)**   -    Environmental  Agreement dated as of June 1, 1990 made by CMS Energy to United States Trust Company of New York,  Meridian Trust Company,
                                               each Subordinated  Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated  Bonds and  Participants  from time to time in Senior  Bonds and  Subordinated  Bonds.  (1990  Form
                                               10-K)
(10)(o)       33-37977       10.4         -    Amended and  Restated  Participation  Agreement  dated as of June 1,
                                               1990  among MCV  Partnership,  Owner  Participant,  The  Connecticut
                                               National Bank, United States Trust Company,  Meridian Trust Company,
                                               Midland Funding  Corporation I, Midland Funding  Corporation II, MEC
                                               Development  Corporation and  Institutional  Senior Bond Purchasers.
                                              (MCV Partnership)
              1-5611         (10)(w)      -    Amendment No. 1 dated as of July 1, 1991.  (1991 Form 10-K)
(10)(p)       33-3797        10.4         -    Power  Purchase  Agreement  dated as of July 17,  1986  between  MCV
                                               Partnership and Consumers. (MCV Partnership)
                                               Amendments thereto:
              33-37977       10.5         -    Amendment No. 1 dated September 10, 1987. (MCV Partnership)
              33-37977       10.6         -    Amendment No. 2 dated March 18, 1988.  (MCV Partnership)
              33-37977       10.7         -    Amendment No. 3 dated August 28, 1989.  (MCV Partnership)
              33-37977       10.8         -    Amendment No. 4A dated May 25, 1989.  (MCV Partnership)
(10)(q)       1-5611         (10)(y)      -    Unwind  Agreement  dated as of  December  10,  1991 by and among CMS
                                               Energy,  Midland  Group,  Ltd.,  Consumers,  CMS Midland,  Inc., MEC
                                               Development  Corp.  and CMS  Midland  Holdings  Company.  (1991 Form
                                               10-K)
(10)(r)       1-5611         (10)(z)      -    Stipulated AGE Release Amount Payment  Agreement dated as of June 1,
                                               1990,  among CMS Energy,  Consumers  and The Dow  Chemical  Company.
                                               (1991 Form 10-K)
(10)(s)       1-5611         (10)(aa)**   -    Parent  Guaranty  dated as of June 14,  1990 from CMS Energy to MCV, each of the  Owner  Trustees,  the  Indenture  Trustees,  the  Owner
                                               Participants  and the Initial  Purchasers of Senior Bonds in the MCV
                                               Sale Leaseback transaction, and MEC Development.  (1991 Form 10-K)
 (10)(t)      1-8157         10.41        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power  Company and Trunkline  Gas Company,  dated  November 1, 1989, and Amendment,  dated November 1, 1989. (1989 Form 10-K of PanEnergy
                                               Corp.)
(10)(u)       1-8157         10.41        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power  Company and Trunkline  Gas Company,  dated  November 1, 1989.
                                               (1991 Form 10-K of PanEnergy Corp.)
(10)(v)       1-2921         10.03        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power Company and Trunkline  Gas Company,  dated  September 1, 1993.
                                               (1993 Form 10-K)

(12)                                      -    Statements  regarding  computation of CMS Energy's Ratio of Earnings to Fixed Charges.
(16)(b)       1-0291          (16)(b)     -    Letter of Deloitte & Touche LLP
                                               (Form 8-K/A dated July 19, 1999)
(21)(a)                                   -    Subsidiaries of CMS Energy.
(21)(b)                                   -    Subsidiaries of Consumers.
(23)(a)                                   -    Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                                   -    Consent of Arthur Andersen LLP for Consumers.
(24)(a)                                   -    Power of Attorney for CMS Energy.
(24)(b)                                   -    Power of Attorney for Consumers.
(27)(a)                                   -    Financial Data Schedule UT for CMS Energy .
(27)(b)                                   -    Financial Data Schedule UT for Consumers.
(27)(c)                                   -    Financial Data Schedule UT for Panhandle.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                            Page

Schedule II          Valuation and Qualifying Accounts and Reserves 1999,
                     1998 and 1997:
                       CMS Energy Corporation.............................................................  CO-9
                       Consumers Power Company............................................................  CO-9

Report of Independent Public Accountants
                       CMS Energy Corporation.............................................................  CO-10
                       Consumers Power Company............................................................  CO-10


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                             CMS ENERGY CORPORATION
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1999, 1998 and 1997
                                  (In Millions)



                                        Balance at        Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
------------------------------------------------------------------------------------------------------------------
Accumulated provision for uncollectible accounts:

  1999                                        $13            $15             $(3)        $13(a)             $12

  1998                                         $7            $12              $5         $11(a)             $13

  1997                                        $10             $8              $1         $12(a)             $7
==================================================================================================================

 (a) Accounts receivable written off including net uncollectible amounts of $12 in 1999, $10 in 1998 and $11 in 1997 charged directly to operating expense and credited to accounts receivable.





                            CONSUMERS ENERGY COMPANY
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 1999, 1998 and 1997
                                  (In Millions)


                                        Balance at        Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
-----------------------------------------------------------------------------------------------------------------
Accumulated provision for uncollectible accounts:

  1999                                         $5               $7             -             $8(a)          $4

  1998                                         $6            $10               -            $11(a)          $5

  1997                                        $10             $8               -            $12(a)          $6
=================================================================================================================

(a) Accounts receivable written off including net uncollectible amounts of $7 in 1999, $10 in 1998 and $11 in 1997 charged directly to operating expense and credited to accounts receivable.

                    Report of Independent Public Accountants


To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, CMS Energy Corporation's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                      /s/ Arthur Andersen LLP

Detroit, Michigan,
   February 4, 2000.

                    Report of Independent Public Accountants


To Consumers Energy Company:

We have audited in accordance with generally accepted auditing standards, Consumers Energy Company's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in
Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                      /s/ Arthur Andersen LLP

Detroit, Michigan,
   February 4, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2000.


                                                  CMS ENERGY CORPORATION


                                                By    William T. McCormick, Jr.
                                                   -----------------------------
                                                      WILLIAM T. MCCORMICK, JR.
                                                        CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 29th day of March 2000.




                        Signature                                                  Title
                        ---------                                                  -----

(i)   Principal executive officer:
                                                                          Chairman of the Board,
                                                                          Chief Executive Officer
               William T. McCormick, Jr.                                       and Director
          --------------------------------------
                WILLIAM T. MCCORMICK, JR.

(ii) Principal financial officer:
                                                                          Senior Vice President,
                                                                        and Chief Financial Officer
                         A. M. Wright
          --------------------------------------
                     ALAN M. WRIGHT

(iii) Controller or principal accounting officer:

                                                                     Senior Vice President, Controller
                         P. D. Hopper                                  and Chief Accounting Officer
          --------------------------------------
                    PRESTON D. HOPPER

(iv)  A majority of the Directors including those named above:

                     John M Deutch*                                              Director
          --------------------------------------
                     JOHN M. DEUTCH



                        Signature                                                  Title
                        ---------                                                  -----

                  James J. Duderstadt*                                           Director
          --------------------------------------
                   JAMES J. DUDERSTADT

                      K R Flaherty*                                              Director
          --------------------------------------
                  KATHLEEN R. FLAHERTY

                   Victor J. Fryling*                                            Director
          --------------------------------------
                    VICTOR J. FRYLING

                     Earl D. Holton*                                             Director
          --------------------------------------
                     EARL D. HOLTON

                      W. U. Parfet*                                              Director
          --------------------------------------
                    WILLIAM U. PARFET

                    Percy A. Pierre*                                             Director
          --------------------------------------
                     PERCY A. PIERRE

                     Kenneth L. Way*                                             Director
          --------------------------------------
                     KENNETH L. WAY

                       K. Whipple*                                               Director
          --------------------------------------
                     KENNETH WHIPPLE

                    John B. Yasinsky*                                            Director
          --------------------------------------
                    JOHN B. YASINSKY


* By                Thomas A. McNish
          --------------------------------------
           THOMAS A. MCNISH, ATTORNEY-IN-FACT

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2000.


                                                       CONSUMERS ENERGY COMPANY


                                             By        William T. McCormick Jr.
                                                --------------------------------
                                                       WILLIAM T. MCCORMICK, JR.
                                                        CHAIRMAN OF THE BOARD


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 29th day of March 2000.





                        Signature                                                  Title
                        ---------                                                  -----

(i)   Principal executive officer:
                                                                        Vice Chairman of the Board,
                                                                          President and Director
                       Victor J. Fryling
          --------------------------------------
                    VICTOR J.FRYLING

(ii) Principal financial officer:

                                                                         Senior Vice President and
                      A. M. Wright                                        Chief Financial Officer
          --------------------------------------
                     ALAN M. WRIGHT

(iii) Controller or principal accounting officer:

                                                                            Vice President and
                      Dennis DaPra                                              Controller
          --------------------------------------
                      DENNIS DAPRA

(iv)  A majority of the Directors including those named above:

                     John M Deutch*                                              Director
          --------------------------------------
                     JOHN M. DEUTCH



                        Signature                                                  Title
                        ---------                                                  -----

                  James J. Duderstadt*                                           Director
          --------------------------------------
                   JAMES J. DUDERSTADT

                      K R Flaherty*                                              Director
          --------------------------------------
                  KATHLEEN R. FLAHERTY

                     Earl D. Holton*                                             Director
          --------------------------------------
                     EARL D. HOLTON

               William T. McCormick, Jr.*                                        Director
          --------------------------------------
                WILLIAM T. MCCORMICK, JR.

                      W. U. Parfet*                                              Director
          --------------------------------------
                    WILLIAM U. PARFET

                    Percy A. Pierre*                                             Director
          --------------------------------------
                     PERCY A. PIERRE

                     Kenneth L. Way*                                             Director
          --------------------------------------
                     KENNETH L. WAY

                       K. Whipple*                                               Director
          --------------------------------------
                     KENNETH WHIPPLE

                    John B. Yasinsky*                                            Director
          --------------------------------------
                    JOHN B. YASINSKY


*By                 Thomas A. McNish
          --------------------------------------
           THOMAS A. MCNISH, ATTORNEY-IN-FACT


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2000.


                                            PANHANDLE EASTERN PIPE LINE COMPANY


                                            By       William T. McCormick, Jr.
                                               ---------------------------------
                                                     WILLIAM T. MCCORMICK, JR.
                                                       CHAIRMAN OF THE BOARD


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company and in the capacities and on the 29th day of March 2000.


                        Signature                                                  Title
                        ---------                                                  -----

(i)   Principal executive officer:
                                                                        Vice Chairman of the Board,
                                                                  Chief Executive Officer and Director

                      William J. Haener
          --------------------------------------
                    WILLIAM J. HAENER

(ii) Principal financial officer:
                                                                          Senior Vice President,
                                                              Chief Financial Officer, Treasurer and Director
                         A. M. Wright
          --------------------------------------
                     ALAN M. WRIGHT

(iii) Controller or principal accounting officer:

                                                                                Controller
                         G. W. Lefelar
          --------------------------------------
                     GARY W. LEFELAR

(iv)  A majority of the Directors including those named above:

               William T. McCormick, Jr.                                         Director
          --------------------------------------
                WILLIAM T. MCCORMICK, JR.


                                 EXHIBIT INDEX

CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS


                  Previously Filed
              -------------------------
              With File      As Exhibit
Exhibits      Number         Number            Description
-------------------------------------------------------------------------------------------------------------------
(3)(a)        1-9513         (3)(a)       -    Restated Articles of Incorporation of CMS Energy. (3rd qtr. 1999
                                               Form 10-Q)
(3)(b)                                    -    By-Laws of CMS Energy.
(3)(c)        1-5611         (3)(c)       -    Certificate of Amendment to the Articles of Incorporation dated
                                               March 10, 1997 and Restated Articles of Incorporation dated
                                               March 25, 1994 of Consumers. (1996 Form 10-K)
(3)(d)                                    -    By-Laws of Consumers.
(3)(e)        1-2921         3.01         -    Restated Certificate of Incorporation of Panhandle. (1993 Form 10-K)
(3)(f)                                    -    By-Laws of Panhandle.
(4)(a)        2-65973        (b)(1)-4     -    Indenture dated as of September 1, 1945, between Consumers and
                                               Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1,
                                               1979.
                                          -    Indentures Supplemental thereto:
              33-31866       (4)(d)       -    67th dated as of 11/15/89
              33-41126       (4)(c)       -    68th dated as of 06/15/93
              1-5611         (4)          -    69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
              1-5611         (4)(a)       -    70th dated as of 02/01/98 (1997 Form 10-K)
              1-5611         (4)(a)       -    71st dated as of 03/06/98 (1997 Form 10-K)
              1-5611         (4)(b)       -    72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(d)       -    73rd dated as of 06/15/98
              1-5611         (4)(b)       -    74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(b)                                    -    75th dated as of 10/1/99
(4)(c)                                    -    76th dated as of 10/4/99
(4)(d)                                    -    77th dated as of 10/1/99
(4)(e)        1-5611         (4)(b)       -    Indenture dated as of January 1, 1996 between Consumers and The
                                               Bank of New York, as Trustee. (1995 Form 10-K)
                                          -    Indentures Supplemental thereto:
              1-5611         (4)(b)       -    1st dated as of 01/18/96 (1995 Form 10-K)
              1-5611         (4)(a)       -    2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
              1-9513         (4)(a)       -    3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
(4)(f)        1-5611         (4)(c)       -    Indenture dated as of February 1, 1998 between Consumers and The
                                               Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
              1-5611         (4)(a)       -    1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
              333-58943      (4)(b)       -    2nd dated as of 06/15/98

              1-5611         (4)(a)       -    3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(g)        33-47629       (4)(a)       -    Indenture dated as of September 15, 1992 between CMS Energy and NBD
                                               Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                          -    Indentures Supplemental thereto:
              1-9513         (4)          -    1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
              1-9513         (4) (a)      -    2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
              1-9513         (4)          -    3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
              333-37241      (4)(a)       -    4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
              1-9513         (4)(b)       -    5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
              1-9513         (4)(d)       -    6th dated as of 01/13/98 (1997 Form 10-K)
              1-9513         (4)(d)(i)    -    7th dated as of 01/25/99  (1998 Form 10-K)
              1-9513         (4)(d)(ii)   -    8th dated as of 02/03/99 (1998 Form 10-K)
              1-9513         (4)(a)       -    9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
(4)(h)        1-9513         (4)(b)       -    Indenture between CMS Energy and The Chase Manhattan Bank, as Trustee, dated as of January 15, 1994. (Form 8-K dated March 29, 1994)
                                          -    Indentures Supplemental thereto:
              1-9513         (4b)         -    1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
              1-9513         (4)          -    2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
              1-9513         (4)(a)(iv)   -    3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
              333-36115      (4)(d)       -    4th dated as of 09/17/97 (Form S-3 filed September 22, 1997)
              333-63229      (4)(c)       -    5th dated as of 08/26/98 (Form S-4 filed September 10, 1998)
(4)(i)        1-9513         (4a)         -    Indenture dated as of June 1, 1997, between CMS Energy and The Bank of New York, as trustee. (Form 8-K filed July 1, 1997)
                                          -    Indentures Supplemental thereto:
              1-9513         (4)(b)       -    1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
              1-9513         (4)(b)       -    2nd dated as of 06/01/99 (2nd qtr 1999 Form 10-Q)
                                               Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, CMS Energy agrees to furnish a copy of such agreement to the Commission upon request.
(4)(j)        1-5611         (4)(a)       -    Indenture dated as of March 29, 1999, among CMS Panhandle Holding
                                               Company, Panhandle Eastern Pipe Line Company and NBD Bank, as
                                               Trustee. (1st Qtr. 1999 10-Q)
(4)(k)        1-9513         (4)(b)       -    1st Supplemental Indenture dated as of March 29, 1999, among CMS
                                               Panhandle Holding Company, Panhandle Eastern Pipe Line Company and
                                               NBD Bank, as Trustee, including a form of Guarantee by Panhandle
                                               Eastern Pipe Line Company of the obligations of CMS Panhandle
                                               Holding Company. (1st qtr 1999 Form 10-Q)
(4)(l)        33-58552       4            -    Indenture, dated as of  February 1, 1993,  between Panhandle and
                                               Morgan Guaranty Trust Company of New York. (Form S-3 filed February
                                               19, 1993)
(10)(a)       1-9513         (4)          -    Credit Agreement dated as of July 2, 1997, among CMS Energy, the
                                               Administrative Agent, Collateral  Agent, Documentation Agent,
                                               Syndication Agent, Co-Agents and Lead Manager, all as


                                               defined therein, and the Exhibits and Schedules thereto. (2nd qtr 1997
                                               Form 10-Q)
              333-63229      (4)(f)       -    1st Amendment dated 01/30/98. (Form S-4 filed September 10, 1998)
              1-9513         (10)(b)(i)   -    2nd Amendment dated 11/05/98. (1998 Form 10-K)
              1-9513         (10)(a)      -    3rd Amendment dated 06/22/99. (2nd qtr 1999 Form 10-Q)
(10)(b)                                   -    Form of Employment Agreement entered into by CMS Energy's and
                                               Consumers' executive officers.
(10)(c)       1-5611         (10)(g)      -    Consumers' Executive Stock Option and Stock Appreciation Rights
                                               Plan effective December 1, 1989. (1990 Form 10-K)
(10)(d)                                   -    CMS Energy's Performance Incentive Stock Plan effective February 3,
                                               1988, as amended December 3, 1999.
(10)(e)       1-9513         (10)(m)      -    CMS Deferred Salary Savings Plan effective January 1, 1994. (1993
                                               Form 10-K)
(10)(f)       1-5611         (10)(n)      -    CMS Energy and Consumers Annual Executive Incentive Compensation
                                               Plan effective January 1, 1986, as amended January 1995. (1995 Form
                                               10-K)
(10)(g)       1-5611         (10)(o)      -    Consumers' Supplemental Executive Retirement Plan effective
                                               November 1, 1990. (1993 Form 10-K)
(10)(h)                                   -    Supplemental Executive Retirement Plan for Employees of CMS Energy
                                               / Consumers Energy Company effective January 1, 1982, as amended
                                               December 3, 1999
(10)(i)       33-37977       4.1          -    Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                               dated as of June 1, 1990 between The Connecticut National Bank and
                                               United States Trust Company of New York. (MCV Partnership)
                                               Indenture Supplemental thereto:
              33-37977       4.2          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(j)       1-9513         (28)(b)      -    Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                               Funding  Corporation I, MCV Partnership and United States Trust
                                               Company of New York, Trustee. (3rd qtr 1990 Form 10-Q)
                                               Indenture Supplemental thereto:
              33-37977       4.4          -    Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
(10)(k)       1-9513         (10)(v)      -    Amended and Restated Investor Partner Tax Indemnification Agreement
                                               dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                               Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)
(10)(l)       1-9513         (19)(d)**    -    Environmental  Agreement dated as of June 1, 1990 made by CMS Energy
                                               to The Connecticut National Bank and Others.   (1990 Form 10-K)
(10)(m)       1-9513         (10)(z)**    -    Indemnity  Agreement  dated as of June 1, 1990 made by CMS Energy to
                                               Midland Cogeneration Venture Limited Partnership.  (1990 Form 10-K)


(10)(n)       1-9513         (10)(aa)**   -    Environmental  Agreement dated as of June 1, 1990 made by CMS Energy to United States Trust Company of New York,  Meridian Trust Company,
                                               each Subordinated  Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated  Bonds and  Participants  from time to time in Senior  Bonds and  Subordinated  Bonds.  (1990  Form
                                               10-K)
(10)(o)       33-37977       10.4         -    Amended and  Restated  Participation  Agreement  dated as of June 1,
                                               1990  among MCV  Partnership,  Owner  Participant,  The  Connecticut
                                               National Bank, United States Trust Company,  Meridian Trust Company,
                                               Midland Funding  Corporation I, Midland Funding  Corporation II, MEC
                                               Development  Corporation and  Institutional  Senior Bond Purchasers.
                                               (MCV Partnership)
              1-5611         (10)(w)      -    Amendment No. 1 dated as of July 1, 1991.  (1991 Form 10-K)
(10)(p)       33-3797        10.4         -    Power  Purchase  Agreement  dated as of July 17,  1986  between  MCV
                                               Partnership and Consumers. (MCV Partnership)
                                               Amendments thereto:
              33-37977       10.5         -    Amendment No. 1 dated September 10, 1987. (MCV Partnership)
              33-37977       10.6         -    Amendment No. 2 dated March 18, 1988.  (MCV Partnership)
              33-37977       10.7         -    Amendment No. 3 dated August 28, 1989.  (MCV Partnership)
              33-37977       10.8         -    Amendment No. 4A dated May 25, 1989.  (MCV Partnership)
(10)(q)       1-5611         (10)(y)      -    Unwind  Agreement  dated as of  December  10,  1991 by and among CMS
                                               Energy,  Midland  Group,  Ltd.,  Consumers,  CMS Midland,  Inc., MEC
                                               Development  Corp.  and CMS  Midland  Holdings  Company.  (1991 Form
                                               10-K)
(10)(r)       1-5611         (10)(z)      -    Stipulated AGE Release Amount Payment  Agreement dated as of June 1,
                                               1990,  among CMS Energy,  Consumers  and The Dow  Chemical  Company.
                                               (1991 Form 10-K)
(10)(s)       1-5611         (10)(aa)**   -    Parent  Guaranty  dated as of June 14,  1990 from CMS Energy to MCV, each of the  Owner  Trustees,  the  Indenture  Trustees,  the  Owner
                                               Participants  and the Initial  Purchasers of Senior Bonds in the MCV
                                               Sale Leaseback transaction, and MEC Development.  (1991 Form 10-K)
(10)(t)       1-8157         10.41        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power  Company and Trunkline  Gas Company,  dated  November 1, 1989, and Amendment,  dated November 1, 1989. (1989 Form 10-K of PanEnergy
                                               Corp.)
(10)(u)       1-8157         10.41        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power  Company and Trunkline  Gas Company,  dated  November 1, 1989.
                                               (1991 Form 10-K of PanEnergy Corp.)
(10)(v)       1-2921         10.03        -    Contract for Firm  Transportation  of Natural Gas between  Consumers
                                               Power Company and Trunkline  Gas Company,  dated  September 1, 1993.
                                               (1993 Form 10-K)

(12)                                      -    Statements  regarding  computation of CMS Energy's Ratio of Earnings to Fixed Charges.
(16)(b)       1-0291          (16)(b)     -    Letter of Deloitte & Touche LLP
                                               (Form 8-K/A dated July 19, 1999)
(21)(a)                                   -    Subsidiaries of CMS Energy.
(21)(b)                                   -    Subsidiaries of Consumers.
(23)(a)                                   -    Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                                   -    Consent of  Arthur Andersen LLP for Consumers.
(24)(a)                                   -    Power of Attorney for CMS Energy.
(24)(b)                                   -    Power of Attorney for Consumers.
(27)(a)                                   -    Financial Data Schedule UT for CMS Energy.
(27)(b)                                   -    Financial Data Schedule UT for Consumers.
(27)(c)                                   -    Financial Data Schedule UT for Panhandle.

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