Form 10-Q
period 2000-03-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2000-05-15
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
-----------------------------------------------------------------------------------------------------------------
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

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 2000:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                              109,748,598
   CMS Energy Class G Common Stock, no par value                                                                  0
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                                    84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                                                    1,000


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

    QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2000

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


                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Glossary..................................................................................................      3
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis.................................................................  CMS-1
     Consolidated Statements of Income....................................................................  CMS-14
     Consolidated Statements of Cash Flows................................................................  CMS-16
     Consolidated Balance Sheets..........................................................................  CMS-18
     Consolidated Statements of Common Stockholders' Equity...............................................  CMS-20
     Condensed Notes to Consolidated Financial Statements.................................................  CMS-21
     Report of Independent Public Accountants.............................................................  CMS-38
Consumers Energy Company
     Management's Discussion and Analysis.................................................................  CE-1
     Consolidated Statements of Income....................................................................  CE-9
     Consolidated Statements of Cash Flows................................................................  CE-10
     Consolidated Balance Sheets..........................................................................  CE-11
     Consolidated Statements of Common Stockholder's Equity...............................................  CE-13
     Condensed Notes to Consolidated Financial Statements.................................................  CE-14
     Report of Independent Public Accountants.............................................................  CE-25
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis.................................................................  PE-1
     Consolidated Statements of Income....................................................................  PE-4
     Consolidated Statements of Cash Flows................................................................  PE-5
     Consolidated Balance Sheets..........................................................................  PE-6
     Consolidated Statements of Common Stockholder's Equity...............................................  PE-8
     Condensed Notes to Consolidated Financial Statements.................................................  PE-9
     Report of Independent Public Accountants.............................................................  PE-15
Quantitative and Qualitative Disclosures about Market Risk................................................  CO-1
PART II:
     Item 1. Legal Proceedings............................................................................  CO-1
     Item 6. Exhibits and Reports on Form 8-K.............................................................  CO-2
Signatures................................................................................................  CO-3

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE..................................... Association of Businesses Advocating
                                           Tariff Equity
ALJ....................................... Administrative Law Judge
Alliance.................................. Alliance Regional Transmission
                                           Organization
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Btu....................................... British thermal unit

Class G Common Stock...................... One of two classes of common stock of
                                           CMS Energy, no par value, which
                                           reflects the separate performance of
                                           the Consumers Gas Group, redeemed in
                                           October 1999.
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Electric and Gas...................... CMS Electric and Gas Company, a
                                           subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of
                                           Consumers and Enterprises
CMS Energy Common Stock................... One of two classes of common stock of
                                           CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission and Storage
                                           Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of
                                           Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a
                                           subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of
                                           Consumers
CMS MST................................... CMS Marketing, Services and Trading
                                           Company, a subsidiary of Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding .................... CMS Panhandle Holding Company, a
                                           subsidiary of CMS Gas Transmission
Common Stock.............................. All classes of Common Stock of CMS
                                           Energy and each of its subsidiaries,
                                           or any of them individually, at the
                                           time of an award or grant under the
                                           Performance Incentive Stock Plan
Consumers................................. Consumers Energy Company, a
                                           subsidiary of CMS Energy
Consumers Gas Group....................... The gas distribution, storage and transportation businesses currently
                                           conducted by Consumers and Michigan
                                           Gas Storage
Court of Appeals.......................... Michigan Court of Appeals

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

mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the
                                           MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited
                                           Partnership in which Consumers has a
                                           49 percent interest through CMS
                                           Midland
MD&A...................................... Management's Discussion and Analysis
MEPCC..................................... Michigan Electric Power Coordination
                                           Center
Michigan Gas Storage...................... Michigan Gas Storage Company, a
                                           subsidiary of Consumers
Michigan State Utility
  Workers Council......................... The executive board and negotiating body for local chapters of the Union
MMBtu..................................... Million British thermal unit
MPSC...................................... Michigan Public Service Commission
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited,
                                           an industry mutual insurance company
                                           owned by member utility companies
NRC....................................... Nuclear Regulatory Commission
NYMEX..................................... New York Mercantile Exchange

Outstanding Shares........................ Outstanding shares of Class G Common
                                           Stock

Palisades................................. Palisades nuclear power plant, owned by Consumers
Panhandle................................. Panhandle Eastern Pipe Line Company,
                                           including its subsidiaries Trunkline,
                                           Pan Gas Storage, Panhandle Storage,
                                           and Trunkline LNG.  Panhandle is a
                                           wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company,
                                           a wholly owned subsidiary of CMS Gas
                                           Transmission

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

RTO....................................... Regional Transmission Organization

Sea Robin................................. Sea Robin Pipeline Company
SEC....................................... Securities and Exchange Commission
Securitization............................ A financing authorized by statute in which the statutorily assured flow of
                                           revenues from a portion of the rates
                                           charged by a utility to its customers
                                           is set aside and pledged as security
                                           for the repayment of rate reduction
                                           bonds issued by a special purpose
                                           entity affiliated with such utility.
Senior Credit Facilities.................. $725 million senior credit facilities consisting of a $600 million
                                           three-year revolving credit facility
                                           and a five-year $125 million term
                                           loan facility
SFAS...................................... Statement of Financial Accounting
                                           Standards
SOP....................................... Statement of position
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a
                                           regulated monopoly environment, but
                                           which may not be recoverable in a
                                           competitive environment because of
                                           customers leaving their systems and
                                           ceasing to pay for their costs. These
                                           costs could include owned and
                                           purchased generation and regulatory
                                           assets.
Superfund................................. Comprehensive Environmental Response,
                                           Compensation and Liability Act

TBtu...................................... Trillion british thermal unit
Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to
                                           competition.
Trunkline................................. Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line
                                           Company
Trunkline LNG............................. Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line
                                           Company
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of
                                           statutory business trusts, which
                                           interests have a preference with
                                           respect to certain trust
                                           distributions over the interests of
                                           either CMS Energy or Consumers, as
                                           applicable, as owner of the common
                                           beneficial interests of the trusts

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

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 1999 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements made by CMS Energy from time to time contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause CMS Energy's actual results to differ materially from those anticipated in such statements. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. CMS Energy details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled "CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors" in CMS Energy's 1999 Form 10-K Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact CMS Energy's outlook. This report also describes material contingencies in the Condensed Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                                                           In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                  2000           1999         Change
----------------------------------------------------------------------------------------------------------------

Consolidated Net Income                                                      $  80          $  98        $  (18)
Net Income Attributable to Common Stocks:
   CMS Energy                                                                   80             88            (8)
   Class G                                                                       -             10           (10)
Earnings Per Average Common Share:
   CMS Energy
        Basic                                                                  .71            .82          (.11)
        Diluted                                                                .70            .80          (.10)
   Class G
        Basic and Diluted                                                        -           1.19         (1.19)
================================================================================================================



                                     CMS-1

The decrease in consolidated net income for the first quarter 2000 over the comparable period in 1999 resulted from decreased earnings from the electric and gas utilities and the independent power production business, coupled with higher interest expense principally related to the Panhandle acquisition. Partially offsetting these decreases were increased earnings from the natural gas transmission, storage and processing business, primarily as a result of the Panhandle acquisition, the oil and gas exploration and production business and the international energy distribution business. First quarter 2000 results do not include any after-tax gains from major asset sales.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2000 vs 1999
----------------------------------------------------------------------------------------------------------------
Electric Deliveries                                                                                        $   8
Power supply costs and related revenue                                                                       (21)
Net energy option costs                                                                                       (1)
Non-commodity revenue                                                                                         (3)
Operation and maintenance expense                                                                              -
General taxes and depreciation expense                                                                        (2)
                                                                                                         --------

Total change                                                                                               $ (19)
=================================================================================================================

ELECTRIC DELIVERIES: Electric deliveries were 9.7 billion kWh for the three months ended March 31, 2000, a decrease of 0.3 billion kWh or 3.3 percent compared with 1999. Total electric deliveries decreased due to lower intersystem sales, less usage by industrial customers, and lower residential space heating.

POWER SUPPLY COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                  2000              1999          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 301             $ 279            $ 22
================================================================================================================


Power supply costs increased for the three months ended March 31, 2000, primarily due to higher interchange power costs. Consumers had to purchase more external power because internal generation decreased due to scheduled and unscheduled outages.







                                     CMS-2

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2000 vs 1999
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                                             $ (10)
Gas commodity costs and related revenue                                                                      (10)
Gas wholesale and retail services                                                                              3
Operation and maintenance expense                                                                              1
General taxes and depreciation expense                                                                         2
                                                                                                            ----

Total change                                                                                               $ (14)
=================================================================================================================

GAS DELIVERIES: Gas system deliveries for the three months period ended March 31, 2000, including miscellaneous transportation, totaled 161 bcf, a decrease of 5 bcf or 3 percent compared with 1999. The decreased deliveries reflect warmer temperatures during the first quarter of 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2000              1999           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                      $ 295             $ 306           $ (11)
================================================================================================================

The cost of gas sold decreased for the three months ending March 31, 2000 due to decreased sales from warmer than normal temperatures during the first quarter of 2000. Higher gas prices partially offset the effect of decreased sales.

NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 2000 increased $75 million from the comparable period in 1999. The increase reflects earnings from Panhandle, which CMS Energy acquired near the end of March 1999, and increased earnings from other international and domestic operations.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 2000 decreased $10 million (37 percent) from the comparable period in 1999. This decrease primarily reflects decreased earnings from domestic plants and the MCV Facility, a scheduled reduction in operating fees, and higher operating expenses. Partially offsetting these decreases were increased international plant earnings and the prior year settlement of a legal proceeding.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 2000 increased $3 million (150 percent) from the comparable period in 1999 as a result of higher realized commodity




                                     CMS-3
prices and increased oil and natural gas production. Partially offsetting these increases were higher operating, general and administrative, and exploration expenses.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Excluding the one-time effect of the 1999 change to mark-to-market accounting for trading contracts, pretax operating income for the three months ended March 31, 2000 increased $2 million from the comparable period in 1999. The increase is the result of additional wholesale gas sales and an energy management services acquisition, partially offset by additional operating costs.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended March 31, 2000 increased $12 million from the comparable period in 1999, and represented this segment's first profitable quarter. The increase in pretax operating income primarily reflects earnings from new investments in a Brazilian electric distribution utility, the absence of operating losses from a second Brazilian electric distribution utility which was sold in January 2000, and increased earnings from the investment in an Argentine electric distribution utility.

MARKET RISK INFORMATION

CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity security prices. Management employs established policies and procedures to manage its risks associated with these market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged item.

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

COMMODITY PRICE RISK: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities, such as gas, oil, electric and natural gas liquids, fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have had a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 2000. The analysis assumes that the maximum exposure associated with purchased options is limited to prices paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $7.1 billion at March 31, 2000 with a fair value of $6.7 billion.





                                     CMS-4

The fair value of CMS Energy's interest rate swaps at March 31, 2000, with a notional amount of $2.1 billion, was $4.9 million, representing the amount CMS Energy would pay upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 2000.

CURRENCY EXCHANGE RISK: Management uses forward exchange and option contracts to hedge certain investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of March 31, 2000, but would result in a net cash settlement of approximately $33 million. The estimated fair value of the foreign exchange and option contracts at March 31, 2000 was $30 million, representing the amount CMS Energy would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 2000.

For a discussion of accounting policies related to derivative transactions, see
Note 5.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and distributions from subsidiaries. During the first quarter of 2000, Consumers paid $79 million in common dividends and Enterprises paid $294 million in common dividends and distributions to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $114 million and $321 million for the first quarter of 2000 and 1999, respectively. The $207 million decrease resulted primarily from the timing of cash receipts and payments related to working capital items, a decrease in deferred taxes, and an increase in undistributed equity earnings of unconsolidated subsidiaries. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $26 million and $2.235 billion for the first quarter of 2000 and 1999, respectively. The decrease of $2.209 billion primarily reflects the acquisition of Panhandle in March 1999 for $1.9 billion and an increase in proceeds from the sales of assets. CMS Energy's expenditures (excluding acquisitions) during 2000 for its utility and diversified energy businesses were $114 million and $131 million, respectively, compared to $95 million and $266 million, respectively, during the comparable period in 1999.

FINANCING ACTIVITIES: CMS Energy's net cash used in financing activities totaled $12 million in 2000, while net cash provided by financing activities totaled $1.917 billion in 1999. Net cash provided in 1999 primarily related to funding the approximately $1.9 billion Panhandle acquisition in March 1999. The decrease of $1.929 billion in net cash provided by financing activities resulted from a decrease of $1.799 billion in the issuance of new securities (see table below for securities issued in first quarter 2000), an





                                     CMS-5
increase in the retirement of bonds and other long-term debt ($154 million), and an increase in the repurchase of common stock ($102 million), partially offset by a decrease in the retirement of notes payable ($147 million).





                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                          Distribution/     Principal
                           Month Issued      Maturity     Interest Rate      Amount       Use of Proceeds
--------------------------------------------------------------------------------------------------------------------
CMS ENERGY

GTNs Series E                       (1)        (1)          8.4%(1)              $ 28     General corporate purposes

                                                                            ---------
                                                                                 $ 28


PANHANDLE

Senior Notes                      March       2010         8.25%                 $100     To fund acquisition of
                                                                                          Sea Robin and general
                                                                                          corporate purposes
                                                                            ---------

                                                                                 $100
                                                                            ---------

Total                                                                            $128

====================================================================================================================

(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

In the first quarter of 2000, CMS Energy declared and paid $42 million in cash dividends to holders of CMS Energy Common Stock. In April 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2000.

OTHER INVESTING AND FINANCING MATTERS: At March 31, 2000, the book value per share of CMS Energy Common Stock was $21.33.

At May 1, 2000, CMS Energy had an aggregate $1.6 billion in securities registered for future issuance.

CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility, unsecured lines of credit and letters of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2000, the total amount available under the Senior Credit Facilities was $39 million, and under the unsecured lines of credit and letters of credit was $343 million. For detailed information, see Note 3, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, incorporated by reference herein.

CMS Energy has identified for possible sale certain assets that are expected to contribute little or no earnings benefit in the short to medium term. As of May 1, 2000, CMS Energy had sold or had reached agreements to sell $470 million of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system, all of its northern Michigan oil




                                     CMS-6
and gas properties and its ownership interest in the Lakewood Cogeneration plant located in Lakewood, New Jersey. CMS Energy expects that these sales of assets will result in total cash proceeds and associated reduction of consolidated project debt of approximately $665 million. CMS Energy plans to continue to sell an additional $700 million of assets resulting in cash proceeds and associated reduction of consolidated project debt, as more fully discussed in the Outlook-Financial Plan section below.

In addition, in February 2000, CMS Energy announced its intention to sell its interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ materially from the approximately $500 million investment amount currently reflected in the financial statements.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $4.3 billion during 2000 through 2002. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2000 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                   2000              2001               2002
-------------------------------------------------------------------------------------------------------------------

Consumers electric operations (a) (b)                                  $   441            $  575             $  558
Consumers gas operations (a)                                               114               130                127
Natural gas transmission, storage and processing                           234               208                255
Independent power production                                               586               215                292
Oil and gas exploration and production                                     155               140                141
Marketing, services and trading                                             32                12                 12
International energy distribution                                           66                 -                  -
Other                                                                       17                 -                  -
                                                                       --------------------------------------------

                                                                       $ 1,645            $1,280             $1,385
===================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.
(b) These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

CMS Energy currently plans investments in the years 2000 through 2002 in focused markets, which include: North and South America; West and North Africa; the Middle East and India. Investments will be made in market segments which align with CMS Energy's varied business units' skills with a focus on optimization and integration of existing assets, as further discussed in Outlook section below.




                                     CMS-7

OUTLOOK

As the deregulation and privatization of the energy industry takes place in global energy markets, CMS Energy has positioned itself to be a leading international integrated energy company acquiring, developing and operating energy facilities and providing energy services in major world growth markets. CMS Energy provides a complete range of international energy expertise from energy production to consumption. CMS Energy intends to pursue its global growth by making energy investments that provide expansion opportunities for multiple CMS Energy businesses.

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

FINANCIAL PLAN

In February 2000, CMS Energy announced a financial plan to strengthen significantly its balance sheet, to reduce fixed charges and to enhance earnings per share growth through an initial public offering of approximately $600 million of a tracking stock representing 20 percent of the financial interest in its electric and gas utility. On May 1, 2000, CMS Energy announced that it will not proceed with the offering of a tracking stock. Alternatively, CMS Energy plans to raise funds from an additional $700 million of cash proceeds and reduce consolidated project debt from asset sales by year-end 2000. These anticipated sales are in addition to the approximately $665 million of cash proceeds and associated debt reduction of consolidated project debt from asset sales completed or announced as of May 1, 2000. As a result of not pursuing the issuance of the tracking stock, CMS Energy intends to maintain the CMS Energy Common Stock dividend at its current annual level of $1.46 per share.

CMS Energy management believes that the sale of specific assets to interested industry buyers will bring considerably more value to its shareholders than issuance of equity given the recent low stock market valuations in the utility industry. In addition, it will allow CMS Energy to achieve more geographic and business focus thereby permitting CMS Energy to concentrate on its most profitable and growing ventures. CMS Energy will continue to evaluate alternatives to strengthen its balance sheet and to enhance shareholder value. These actions are expected to make further issuance of CMS Energy Common Stock unnecessary in the foreseeable future, except for issuances in connection with existing convertible securities, a major acquisition, employee benefit plans and the stock purchase plan.

The Board of Directors approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. As of May 1, 2000, CMS Energy had repurchased approximately 6.6 million shares.



                                     CMS-8

DIVERSIFIED ENERGY OUTLOOK

CMS Energy expects to grow its diversified energy businesses (all businesses except for Consumers and Panhandle) by focusing on acquisitions and greenfield (new construction) projects in the United States, as well as high-growth markets in India, South America and the Middle East. Additionally, the growth strategy includes exploiting its West Africa oil and gas reserves, further developing markets for the fuel and methanol product derived in West Africa, and investigating expansion opportunities for its existing independent power project in West Africa. CMS Energy seeks to minimize operational and financial risks when operating internationally by utilizing multilateral financing institutions, procuring political risk insurance and hedging foreign currency exposure where appropriate.

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

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact on the industry of restructuring or changing regulation. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier, while the transmission and distribution services remain regulated. As a result, electric generation suppliers ultimately compete in a less regulated environment. Competition affects, and will continue to affect, Consumers' retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved these contracts as part of its phased introduction to competition. Beginning in 2000 through 2005, some customers, depending on future business and regulatory circumstances, can terminate or restructure their contracts. The termination or restructuring of these contracts could affect approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison's application. Detroit Edison and Consumers are currently in negotiations to terminate or restructure the MEPCC operations. CMS Energy is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by termination or restructuring of the MEPCC.







                                     CMS-9

In the first part of the year 2000, a large coalition of businesses was unable to agree upon proposed electric restructuring legislation for Michigan. In May 2000, Michigan's Governor unveiled an alternative legislative proposal which has been introduced into the Michigan Legislature. The Governor intends to seek a vote before the start of the Legislature's summer recess in early June 2000. The legislation: 1) permits all customers to exercise choice of electric suppliers by January 1, 2002; 2) requires electric utilities to shed control of generation resources in excess of 30 percent of the total generating capacity available to serve specified market areas; 3) cuts residential electric rates by 5 percent and freezes them until December 31, 2003; 4) provides for a residential rate cap until at least January 1, 2006 with the cap remaining in place until the earlier of December 31, 2013 or the satisfaction of a market power test and completion of required transmission expansion; 5) freezes commercial and industrial rates at their May 1, 2000 level until December 31, 2003; 6) requires Michigan utilities to join a FERC approved Regional Multi-State Transmission System Organization by December 31, 2001 or divest its interest in transmission facilities to an independent transmission owner; and 7) requires the expansion of available transmission capability by at least 2,000 MW over the next several years. The bill contemplates the use of Securitization to refinance stranded assets as a means of funding the 5 percent residential rate reduction. CMS Energy cannot predict the timing or outcome of legislative efforts in Michigan.

Uncertainty exists with respect to the enactment of federal legislation restructuring the electric power industry. A variety of bills introduced in Congress in recent years seek to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted. CMS Energy cannot predict the outcome of electric restructuring on its financial position, liquidity, or results of operations.

RATE MATTERS: There are several pending rate issues that could affect Consumers' electric business. These matters include MPSC rate proceedings and electric restructuring orders and a complaint by ABATE alleging excess revenues.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, and Note 2, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Proceedings" and "Consumers' Electric Utility Rate Matters - Electric Restructuring," incorporated by reference herein.

UNCERTAINTIES: Several electric business trends or uncertainties may affect CMS Energy's financial results and condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Partnership; 4) an ABATE rate complaint; 5) an application to reinstate the PSCR process; 6) electric industry restructuring; 7) the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and 8) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.





                                     CMS-10

CONSUMERS GAS UTILITY BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption per customer.

REGULATORY RESTRUCTURING: In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the "gas choice program." Consumers is participating in the legislative process involving these bills. They provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004;
2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new "safe haven" pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing "slamming", the switching of a customer's gas supplier without consent, and "cramming", the inclusion of optional products and services without the customer's authorization. The bills establishing the gas choice program have become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including Consumers. CMS Energy cannot predict the timing or outcome of this legislative process.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 2000, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 45 percent of its remaining 2000 requirements; and 50 percent of its first quarter 2001 requirements. Based on the expected cost of gas by a consensus of financial analysts' forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for year 2000, could be significant. Using these same year 2000 gas price forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for the first quarter 2001, could be significant. Additional contract coverage is currently under review. As of March 31, 2000, the gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas. Consumers cannot predict the ultimate loss, if any, incurred as a result of gas price increases. For further detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.

UNCERTAINTIES: CMS Energy's financial results and position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended GCR and the success or failure of initiatives undertaken to protect against gas commodity price increases.







                                     CMS-11

CONSUMERS' OTHER OUTLOOK

The Union represents Consumers' operating, maintenance and construction employees. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 1995. By its terms, that agreement will continues in full force and effect until June 1, 2000. Consumers and the Union reached a new collective bargaining agreement that, subject to ratification by Union members, they expect to become effective on June 1, 2000. The Michigan State Utility Workers Council recommends that the Union members ratify the agreement. Consumers is unable to predict the outcome of the ratification vote.

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

PANHANDLE OUTLOOK

CMS Energy intends to use Panhandle as a platform for expansion in the United States. Panhandle plays an important role in the growth strategy by providing services for the development of gas wells, production and throughput of gas to the market. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects recently completed or in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum, which reduces revenues. New contracts in the current market conditions tend to be of shorter duration than the expiring contracts being replaced, which will also increase revenue volatility. In addition, Trunkline in 1996 filed with FERC and placed into effect a general rate increase; however, a subsequent January 2000 FERC order could, if approved without modification upon rehearing, reduce Trunkline's tariff rates and future revenue levels by up to 3% of Panhandle's consolidated revenues. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. In addition, Panhandle will continue to evaluate opportunities to acquire synergistic operations such as the Sea Robin pipeline system and attempt to maximize the use and value of its existing assets, such as the proposed conversion of Trunkline's 26 inch pipeline to a liquid products pipeline.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties - Panhandle Matters, incorporated by reference herein.


OTHER MATTERS

NEW ACCOUNTING RULES

In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No.133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001. CMS Energy is currently studying SFAS 133 and plans to adopt SFAS 133 as of January 1, 2001, but has yet to quantify the effects of adoption on its financial statements.

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the






                                     CMS-12
 exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 2000 through March 31, 2000, the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $49 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $1.7 billion at March 31, 2000, which includes $369 million, $200 million and $1.1 billion for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at March 31, 2000 was $30 million, representing the amount CMS Energy would pay upon settlement.







                                    CMS - 13

                             CMS ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
March 31                                                                              2000           1999
----------------------------------------------------------------------------------------------------------
                                                                                      In Millions, Except
                                                                                       Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                 $    640       $    636
  Gas utility                                                                           475            506
  Natural gas transmission, storage and processing                                      178            104
  Independent power production                                                           81             72
  Oil and gas exploration and production                                                 32             19
  Marketing, services and trading                                                       351            158
  International energy distribution                                                      63             38
  Other                                                                                   7              4
                                                                                  -------------------------
                                                                                      1,827          1,537
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                         78             93
    Purchased power - related parties                                                   146            139
    Purchased and interchange power                                                     168            103
    Cost of gas sold                                                                    591            496
    Other                                                                               228            206
                                                                                  -------------------------
                                                                                      1,211          1,037
  Maintenance                                                                            76             39
  Depreciation, depletion and amortization                                              176            150
  General taxes                                                                          71             66
                                                                                  -------------------------
                                                                                      1,534          1,292
-----------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                                      115            134
  Gas utility                                                                            64             78
  Natural gas transmission, storage and processing                                       78              3
  Independent power production                                                           17             27
  Oil and gas exploration and production                                                  5              2
  Marketing, services and trading                                                         3              4
  International energy distribution                                                       6             (6)
  Other                                                                                   5              3
                                                                                  -------------------------
                                                                                        293            245
-----------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                                        1              1
  Accretion expense                                                                      (2)            (4)
  Gain on asset sales, net of foreign currency translation losses of $25 in 2000          8              2
  Other, net                                                                             (5)             3
                                                                                  -------------------------
                                                                                          2              2
-----------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                            148             96
  Other interest                                                                          -             13
  Capitalized interest                                                                  (10)           (10)
  Preferred dividends                                                                     -              5
  Preferred securities distributions                                                     23              8
                                                                                  -------------------------
                                                                                        161            112
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                       134            135

INCOME TAXES                                                                             53             37

MINORITY INTERESTS                                                                        1              -
                                                                                  -------------------------
CONSOLIDATED NET INCOME                                                                $ 80           $ 98
===========================================================================================================


                                     CMS-14

                                                                                                   THREE MONTHS ENDED
MARCH 31                                                                                          2000           1999
----------------------------------------------------------------------------------------------------------------------
                                                                                 In Millions, Except Per Share Amounts

NET INCOME ATTRIBUTABLE TO COMMON STOCKS                                        CMS ENERGY    $     80      $      88
                                                                                CLASS G              -      $      10
----------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                               CMS ENERGY         113            108
                                                                                CLASS G              -              8
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER AVERAGE COMMON SHARE                                         CMS ENERGY    $    .71      $     .82
                                                                                CLASS G              -      $    1.19
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER AVERAGE COMMON SHARE                                       CMS ENERGY    $    .70      $     .80
                                                                                CLASS G              -      $    1.19
----------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                             CMS ENERGY    $   .365      $     .33
                                                                                CLASS G              -      $    .325
======================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-15

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
MARCH 31                                                                                       2000      1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                                    $  80     $   98
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $10 and $13, respectively)                                        176        150
        Capital lease and debt discount amortization                                             7          9
        Accretion expense                                                                        1          4
        Accretion income - abandoned Midland project                                            (1)        (1)
        MCV power purchases                                                                    (14)       (14)
        Undistributed earnings of related parties                                              (28)       (16)
        Deferred income taxes and investment tax credit                                        (68)        (2)
        Gain on the sale of assets, net of foreign currency translation losses                  (8)        (2)
        Changes in other assets and liabilities                                                (31)        95
                                                                                         ---------------------

          Net cash provided by operating activities                                            114        321
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of companies, net of cash acquired                                               (74)    (1,899)
  Capital expenditures (excludes assets placed under capital lease)                           (209)      (157)
  Investments in partnerships and unconsolidated subsidiaries                                  (31)      (202)
  Cost to retire property, net                                                                 (21)       (21)
  Proceeds from sale of property                                                               305         20
  Other                                                                                          4         24
                                                                                         ---------------------
          Net cash used in investing activities                                                (26)    (2,235)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                                                    343      2,142
  Issuance of common stock                                                                       3         27
  Retirement of bonds and other long-term debt                                                (166)       (12)
  Repurchase of common stock                                                                  (102)         -
  Increase (decrease) in notes payable, net                                                    (42)      (189)
  Payment of common stock dividends                                                            (42)       (38)
  Payment of capital lease obligations                                                          (6)       (11)
  Retirement of preferred stock                                                                -           (2)
                                                                                         ---------------------
          Net cash provided by (used in) financing activities                                  (12)     1,917
--------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                             76          3

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                       132        101
                                                                                         ---------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                           $ 208      $ 104
==============================================================================================================

                                     CMS-16

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:

CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                            $        162    $       82
  Income taxes paid (net of refunds)                                                               -             2
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                               $          2    $        -
  Other assets placed under capital leases                                                         3             2
  Assumption of debt                                                                               -           318
===========================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-17

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                              MARCH 31                          MARCH 31
                                                                                        2000       DECEMBER 31            1999
                                                                                 (UNAUDITED)              1999     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                              $     7,026    $         6,981    $      6,772
  Gas utility                                                                         2,478              2,461           2,374
  Natural gas transmission, storage and processing                                    2,066              1,934           1,825
  Independent power production                                                          976                974             520
  Oil and gas properties (successful efforts method)                                    606                817             679
  International energy distribution                                                     481                445             343
  Other                                                                                  77                 62              49
                                                                              --------------------------------------------------
                                                                                     13,710             13,674          12,562
  Less accumulated depreciation, depletion and amortization                           6,246              6,157           5,803
                                                                              --------------------------------------------------
                                                                                      7,464              7,517           6,759
  Construction work-in-progress                                                         717                604             330
                                                                              --------------------------------------------------
                                                                                      8,181              8,121           7,089
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                          965                950             991
  Natural gas transmission, storage and processing                                      357                369             563
  International energy distribution                                                      40                150             146
  Midland Cogeneration Venture Limited Partnership                                      253                247             220
  First Midland Limited Partnership                                                     243                240             236
  Other                                                                                  52                 40              33
                                                                              --------------------------------------------------
                                                                                      1,910              1,996           2,189
--------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                208                132             104
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $19, $12 and $17, respectively                                        937                959             859
  Inventories at average cost
    Gas in underground storage                                                           78                225              82
    Materials and supplies                                                              149                158             140
    Generating plant fuel stock                                                          47                 47              33
  Deferred income taxes                                                                  25                 33               -
  Prepayments and other                                                                 220                263             188
                                                                              --------------------------------------------------
                                                                                      1,664              1,817           1,406
--------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Goodwill, net                                                                         913                891             726
  Nuclear decommissioning trust funds                                                   615                602             565
  Unamortized nuclear costs                                                             504                519             535
  Postretirement benefits                                                               341                348             366
  Notes receivable - related party                                                      254                251              20
  Abandoned Midland project                                                              41                 48              66
  Other                                                                                 852                869             805
                                                                              --------------------------------------------------
                                                                                      3,520              3,528           3,083
                                                                              --------------------------------------------------

TOTAL ASSETS                                                                       $ 15,275           $ 15,462        $ 13,767
================================================================================================================================


                                     CMS-18

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                              MARCH 31                              MARCH 31
                                                                                          2000        DECEMBER 31               1999
                                                                                   (UNAUDITED)               1999        (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         IN MILLIONS
CAPITALIZATION
  Common stockholders' equity                                                    $      2,374      $        2,456    $        2,292
  Preferred stock of subsidiary                                                            44                  44               244
  Company-obligated mandatorily redeemable Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                               100                 100               100
    Consumers Energy Company Financing II (a)                                             120                 120               120
    Consumers Energy Company Financing III (a)                                            175                 175                 -
  Company-obligated convertible Trust Preferred Securities of:
    CMS Energy Trust I (b)                                                                173                 173               173
    CMS Energy Trust II (b)                                                               301                 301                 -
  Company-obligated Trust Preferred Securities of CMS RHINOS Trust (c)                    250                 250                 -
  Long-term debt                                                                        7,118               6,987             7,258
  Non-current portion of capital leases                                                    88                  88                99
                                                                                ----------------------------------------------------
                                                                                       10,743              10,694            10,286
------------------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                        222                 222               153
------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                    597                 552               300
  Notes payable                                                                           188                 230               139
  Accounts payable                                                                        673                 775               419
  Accrued taxes                                                                           337                 320               278
  Accrued interest                                                                        119                 148                78
  Accounts payable - related parties                                                       68                  61                79
  Power purchases - MCV Partnership                                                        47                  47                47
  Accrued refunds                                                                          12                  11                13
  Other                                                                                   311                 363               287
                                                                                ----------------------------------------------------
                                                                                        2,352               2,507             1,640
------------------------------------------------------------------------------------------------------------------------------------


NON-CURRENT LIABILITIES
  Deferred income taxes                                                                   618                 703               630
  Postretirement benefits                                                                 476                 485               480
  Deferred investment tax credit                                                          123                 125               133
  Regulatory liabilities for income taxes, net                                             75                  64               108
  Power purchases - MCV Partnership                                                        61                  73               111
  Other                                                                                   605                 589               226
                                                                                ----------------------------------------------------
                                                                                        1,958               2,039             1,688
------------------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                   $     15,275      $      15,462     $       13,767
====================================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25 percent subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see
Note 7 to the Consolidated Financial Statements contained in CMS Energy's
1999 Form 10-K.

(b) The primary asset of CMS Energy Trust I is $178 million principal amount of
7.75 percent convertible subordinated deferrable interest debentures due 2027 from CMS Energy. The primary asset of CMS Energy Trust II is $310 million principal amount of 8.625 percent convertible junior subordinated debentures due July 2004 from CMS Energy. For further discussion, see Note 7 contained in CMS Energy's 1999 Form 10-K.

(c) As described in Note 7 contained in CMS Energy's 1999 Form 10-K, the primary asset of CMS RHINOS Trust is $258 million principal amount of LIBOR plus
1.75 percent subordinated deferrable interest debentures due September 2001 from CMS Energy.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-19

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                            THREE MONTHS ENDED
MARCH 31                                                                                   2000           1999
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
COMMON STOCK
 At beginning and end of period                                                        $       1      $     1
--------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
 At the beginning of period                                                                2,749        2,594
 Redemption of affiliate's preferred stock                                                     -           (2)
 Common stock repurchased                                                                   (102)           -
 Common stock reissued                                                                         3            -
 Common stock issued:
  CMS Energy                                                                                   3           26
  Class G                                                                                      -            1
                                                                                       -----------------------
   At end of period                                                                        2,653        2,619
--------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
 At the beginning of period                                                                    3           (9)
 Change in unrealized investments-gain (loss) (a)                                              -           (4)
                                                                                       -----------------------
   At end of period                                                                            3          (13)
--------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
 At beginning or period                                                                     (108)        (136)
 Change in foreign currency translation realized from asset sale (a)                          25            -
 Change in foreign currency translation (a)                                                  (49)          (5)
                                                                                       -----------------------
   At end of period                                                                         (132)        (141)
--------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
 At beginning of period                                                                     (189)        (234)
 Consolidated net income (a)                                                                  80           98
 Common stock dividends declared:
  CMS Energy                                                                                 (42)         (35)
  Class G                                                                                      -           (3)
                                                                                       -----------------------
   At end of period                                                                         (151)        (174)
                                                                                       -----------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                         $2,374       $2,292
==============================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
       Revaluation capital
        Unrealized investments-gain, net of tax of
         $- and $2, respectively                                                       $       -      $    (4)
       Foreign currency translation, net                                                     (24)          (5)
       Consolidated net income                                                                80           98
                                                                                       ------------------------
    Total Consolidated Comprehensive Income                                            $      56      $    89
                                                                                       ========================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.






                                     CMS-20

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the 1999 Form 10-K of CMS Energy, which includes the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution.

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three months ended March 31, 2000 and March 31, 1999, undistributed equity earnings were $28 million and $16 million, respectively.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. From January 1, 2000 through March 31, 2000, the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $49 million, net of after-tax hedging proceeds.

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

                                     CMS-21

UTILITY REGULATION

Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. At March 31, 2000, Consumers had a net investment in energy supply facilities of $988 million included in electric plant and property.

ACQUISITION

In March 1999, CMS Energy, through a subsidiary, acquired Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. CMS Energy used the purchase method of accounting to account for the acquisition and, accordingly, included the results of operations of Panhandle for the period from March 29, 1999 in the accompanying consolidated financial statements. Assets acquired and liabilities assumed are recorded at their fair values. CMS Energy allocated the excess purchase price over the fair value of net assets acquired of approximately $800 million to goodwill and amortizes this amount on a straight-line basis over 40 years.

The following unaudited pro forma amounts for operating revenue, consolidated net income, basic earnings per share and diluted earnings per share, as if the acquisition had occurred on January 1, 1999, illustrate the effects of: (1) various restructuring, realignment, and elimination of activities between Panhandle and Duke Energy prior to the closing of the acquisition by CMS Energy;
(2) the adjustments resulting from the acquisition by CMS Energy; and (3) financing transactions which include the public issuance of $800 million of senior notes by Panhandle, $850 million of senior notes by CMS Energy, and the private sale of $250 million of Trust Preferred Securities by CMS Energy.


                                     CMS-22


                                                                            In Millions, except per share amounts
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                        2000                     1999
-----------------------------------------------------------------------------------------------------------------
Operating revenue                                                            $      1,827              $    1,650
Consolidated net income                                                      $         80              $      111
Basic earnings per share                                                     $        .71              $      .93
Diluted earnings per share                                                   $        .70              $      .92
=================================================================================================================


2:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects. In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999, a United States Court of Appeals ruled that the grant of authority to the EPA, to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result of that Court's ruling and a later denial of the EPA's request for rehearing, the EPA proposed an indefinite stay for the standards under the 1997 rule and proposed to reinstate the pre-1997 standards. In January 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to limit further nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. In early 2000, the United States Court of Appeals upheld the EPA's final regulations. The state of Michigan appealed this ruling. Until the appeal is decided, it is unlikely that the state of Michigan will establish Consumers' nitrogen oxide emissions reduction target. In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed. Until these targets are lawfully established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in 2000 dollars. If Consumers had to meet the EPA's 1997 proposed


                                     CMS-23
requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 2000 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $67 million to install equipment at certain generating units to comply with the Clean Air Act. Consumers estimates an additional $5 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At March 31, 2000, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

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

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

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

CONSUMERS ELECTRIC UTILITY RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs


                                     CMS-24
associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court.

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. In testimony subsequently filed in this case, ABATE claimed that Consumers received approximately $189 million in excess revenues for 1998. In its testimony, the MPSC staff stated that 1998 financial results show excess revenues of $118 million compared to the previously authorized electric return on equity. The MPSC staff offered several alternatives for the MPSC to consider. These alternatives involve several different refunds or reductions that the MPSC could consider separately or in combination, but if made, would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers filed testimony showing that after ratemaking adjustments and normalizations, there is a revenue deficiency of approximately $3 million. ABATE and other interveners bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. In December 1999, in anticipation of electric restructuring legislation being introduced in the Michigan Legislature, ABATE and Consumers jointly filed a request with the MPSC to suspend ABATE's electric rate complaint to allow for consideration of the proposed legislation. The MPSC granted a temporary suspension for 120 days (expiring in April 2000), subject to its authority to withdraw the suspension at any time. In January 2000, the proposed legislation was introduced into the Michigan Legislature. As part of the suspension, Consumers agreed that, if the case is resumed and a rate reduction is ultimately ordered by the MPSC, it would implement the rate reduction retroactively for a period equal to the length of the suspension authorized by the MPSC. In April 2000, Consumers and ABATE agreed that it was unlikely that the proposed legislation would be enacted during the period of the suspension, and therefore reactivated the complaint. Hearings to complete the proceeding are scheduled for the middle of May 2000. CMS Energy is unable to predict the outcome of this matter.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC will not grant adjustment of customer rates through 2001. In March 2000, Consumers filed an application with the MPSC which requests reinstatement of the PSCR clause, approval of a PSCR plan, and authorization of monthly PSCR factors from July 2000 through June 2001. Consumers requested reinstatement of the PSCR clause because the original suspension period anticipated that retail open access would be implemented by late 1998. Consumers also anticipated much more retail open access demand by mid-2000 and thereafter than is currently reasonable to expect. Consumers believes that, over the next several years, fewer customers will actually switch to alternative electric suppliers than previously anticipated. As a result, Consumers must provide generation service to


                                     CMS-25
considerably more customers than expected when the PSCR suspension was proposed by Consumers and adopted by the MPSC. CMS Energy is unable to predict the outcome of this matter.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued numerous orders since 1997 proposing that Consumers transmit and distribute energy for competing power suppliers to retail customers (also known as "retail open access"). The restructuring orders provide for: 1) recovery of estimated Stranded Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access beginning September 1999; 3) suspension of the PSCR clause as discussed above; and 4) the right of all customers to choose their power suppliers commencing January 1, 2002. The recovery of costs for implementing a retail open access program, preliminarily estimated at an additional $200 million, will be reviewed for prudence by the MPSC and recovered via a charge approved by the MPSC. Consumers will also continue to collect nuclear decommissioning costs through a separate surcharge to all customers.

Consumers submitted its plan for implementing retail open access to the MPSC in 1998. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing the plan for electric retail customer open access in September 1999, and will extend the opportunity for open access to 750 MW of Consumers' retail market by 2001. The current plan provides for all of Consumers' electric customers to have the right to choose generation suppliers commencing January 1, 2002. As of March 31, 2000, no customer service has been taken under this program.

Numerous appeals are pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of a June 1999 Michigan Supreme Court decision finding that the MPSC does not have statutory authority to order a utility to provide a mandatory retail wheeling service, Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. The MPSC ultimately issued an order in August 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. ABATE and the Attorney General each appealed the August 1999 order to the Court of Appeals. Consumers is unable to predict how the issues raised by the MPSC's August 1999 order will, in the absence of legislation addressing electric restructuring issues, be resolved by the regulatory process or the appellate courts.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin). Consumers plans a reserve margin of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers estimates the actual reserve margin is in the range of 13 percent to 16 percent. The ultimate reserve margin will depend on summer weather conditions and on the level of retail open access load being served by others this summer. (Consumers will offer other service providers with the opportunity to serve up to 600 MW of nominal retail open access load prior to summer 2000.) To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target,


                                     CMS-26

Consumers has employed a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. Consumers expects to use a similar strategy in the future. As of March 31, 2000, Consumers had commitments to purchase electric call option contracts at a cost of approximately $25 million. In March 2000, Consumers filed an application with the MPSC to reinstate the PSCR process, which affects power costs. For more information on the PSCR process see "Electric
Proceedings" above.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance RTO. The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of other companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance of Alliance, its rates and its geographic configuration. Consumers and the Alliance companies sought rehearing of the Alliance order. Additionally, in a February 2000 compliance filing, the Alliance companies addressed some of the concerns expressed in the December 1999 Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

On the same day as the December 1999 Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an RTO. In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

OTHER CONSUMERS ELECTRIC UTILITY UNCERTAINTIES

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March 31                                                                                       2000           1999
------------------------------------------------------------------------------------------------------------------

Pretax operating income                                                                          $9            $14
Income taxes and other                                                                            3              4
------------------------------------------------------------------------------------------------------------------

Net income                                                                                       $6            $10
==================================================================================================================


Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that


                                     CMS-27

Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers expects to recover these increases through some combination of PSCR factors (if the PSCR clause is reinstated), adjustments to the currently frozen PSCR factor or the Transition Cost true-up process. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement is contingent upon regulatory treatment satisfactory to Consumers. Such treatment is not yet assured. Under the terms of the agreement, after a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers' Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers' and other parties' requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to file for approval of a revised capacity solicitation process (which Consumers filed). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to the pending electric industry restructuring legislation in Michigan and the overall uncertainty that exists concerning restructuring, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At March 31, 2000 and March 31, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $71 million and $103 million, respectively. The annual after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. Because the MCV Facility operated above the 91.5 percent level in 1999 and in 2000, Consumers has an accumulated unrecovered after-tax shortfall


                                     CMS-28
of $31 million as of March 31, 2000. Consumers believes that this shortfall has the potential to be resolved in the context of the electric restructuring effort. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                            2000      2001       2002       2003    2004
---------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries, net of tax at 98.5 percent  $36       $39         $38        $37     $36
=========================================================================================================

If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA and expected shortfalls are not resolved in the context of the electric restructuring effort, the estimated PPA liability would be deficient and Consumers will need to recognize additional losses for accumulated and future underrecoveries. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations, and resolution of the electric restructuring effort.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders related to electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership's motion for summary judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 31, 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, on April 2, 2000.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades only has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other


                                     CMS-29
risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15.5 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. On February 21, 2000, Consumers submitted an analysis to the NRC which shows that the NRC's screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four year construction period. This modification would extend the plant's operation to March of 2011 and allow a full 40 year operating period, consistent with current NRC practice.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2000, Consumers had a recorded liability to the DOE of $124 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE's failure to comply, has not been successful to date. In April 2000, the U.S. Senate and House of Representatives approved federal legislation which would advance the cause of moving nuclear waste to a permanent repository. The President of the United States vetoed this legislation.

CONSUMERS GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these


                                     CMS-30
plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of March 31, 2000, after consideration of prior years expenses, Consumers has a remaining accrued liability of $62 million and a regulatory asset of $65 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS GAS UTILITY MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this program ends on March 31, 2001, these customers will again become Consumers' customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of March 31, 2000, more than 170,000 customers chose alternative gas suppliers, representing approximately 40.4 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC Order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals' decision.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 2000, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 45 percent of its remaining 2000 requirements; and 50 percent of its first quarter 2001 requirements. Based on the expected cost of gas by a consensus of financial analysts' forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for year 2000, could be significant. Using these same year 2000 gas price forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for the first quarter 2001, could be significant. Additional contract coverage is currently under review. As of March 31, 2000, the gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas. Consumers cannot predict the ultimate loss, if any, incurred as a result of gas price increases.

PANHANDLE MATTERS

REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject



                                     CMS-31
to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement on February 1, 2000 and required refunds of approximately $2 million which were made in April 2000, with supplemental refunds expected in July 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates which would impact future revenues and require refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At March 31, 2000 and December 31, 1999, Accounts Receivable included $55 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $55 million and $54 million, respectively, for related obligations.

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

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.645 billion for 2000, $1.280 billion for 2001, and $1.385 billion for 2002. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

OTHER: As of March 31, 2000, CMS Energy and Enterprises guaranteed up to $516 million in contingent obligations of unconsolidated affiliates and related parties.

In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty,


                                     CMS-32
implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy believes this lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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

3:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $488 million. At March 31, 2000, the total amount utilized under the Senior Credit Facilities was $686 million, including $41 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $145 million.

At March 31, 2000, CMS Energy had $112 million of Series A GTNs, $107 million of Series B GTNs, $143 million of Series C GTNs, $199 million Series D GTNs, and $306 million Series E GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.1 percent, 7.8 percent, 7.0 percent and 7.5 percent, respectively.

As a result of the recent market value of CMS Energy Common Stock, the Board of Directors approved a stock repurchase program whereby CMS Energy could reacquire up to 10 million shares of CMS Energy Common Stock. As of March 31, 2000, CMS Energy had reacquired approximately 5.1 million shares. During April 2000, CMS Energy reacquired an additional 1.5 million shares, bringing the total to 6.6 million shares reacquired through May 1, 2000.

In late 1999, CMS Energy identified for possible sale certain non-strategic assets which were expected to contribute little or no earnings benefits in the short to medium term. As of March 31, 2000, CMS Energy had sold approximately $370 million of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system and all of its northern Michigan oil and gas properties.

CONSUMERS: At March 31, 2000, Consumers had FERC authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2000, up to $275 million and $365 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.


                                     CMS-33

Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $145 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2000, a total of $151 million was outstanding at a weighted average interest rate of 7.1 percent, compared with $221 million outstanding at March 31, 1999, at a weighted average interest rate of 5.6 percent.

Consumers currently has in place a $325 million trade receivables sale program, down from $500 million at March 31, 1999. At March 31, 2000 and 1999, receivables sold under the program totaled $325 million and $344 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the provisions of its Articles of Incorporation, Consumers had $366 million of unrestricted retained earnings available to pay common dividends at March 31, 2000. In January 2000, Consumers declared and paid a $79 million common dividend, in April 2000, Consumers declared a $30 million common dividend payable in May 2000.

PANHANDLE: In March 2000, Panhandle received net proceeds of $99 million from the sale of $100 million 8.25 percent senior notes, due April 2010. Proceeds from this offering were used to fund the acquisition of Sea Robin, a 1 bcf per day natural gas and condensate pipeline in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

CMS OIL AND GAS: CMS Oil and Gas has a three-year $225 million floating rate revolving credit facility which matures in May 2002. At March 31, 2000, the amount utilized under the credit facility was $30 million.


4:   EARNINGS PER SHARE AND DIVIDENDS

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes. Correspondingly, Class G Common Stock was not outstanding for any period subsequent to October 25, 1999.

Earnings per share attributable to Common Stock for the three months ended March 31, 1999 reflect the performance of Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

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


                                     CMS-34

COMPUTATION OF EPS:



                                                                            In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                     2000                         1999
------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                       $   80                         $  98
                                                                              ====================================
Net Income Attributable to Common Stocks:
 CMS Energy - Basic EPS                                                       $   80                         $  88
 Add conversion of 7.75% Trust
        Preferred Securities (net of tax)                                          2                             2
                                                                              ------------------------------------

 CMS Energy - Diluted EPS                                                     $   82                         $  90
                                                                              ====================================
 Class G:
   Basic and Diluted EPS                                                      $    - (a)                     $  10
                                                                              ====================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
     Average Shares - Basic                                                    113.5                        108.2
     Add conversion of 7.75% Trust
         Preferred Securities                                                    4.2                          4.2
     Options-Treasury Shares                                                      .2                           .4
                                                                              -----------------------------------

     Average Shares - Diluted                                                  117.9                        112.8
                                                                              ===================================
  Class G:
    Average Shares
      Basic and Diluted                                                            - (a)                      8.5
                                                                              ===================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                                                   $  .71                        $ .82
      Diluted                                                                 $  .70                        $ .80
  Class G:
      Basic and Diluted                                                       $    - (a)                    $1.19
=================================================================================================================

(a) All of the outstanding shares of Class G Common Stock were exchanged for CMS Energy Common Stock on October 25, 1999.

In February 2000, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In April 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2000.


                                     CMS-35

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

COMMODITY PRICE HEDGES: CMS Energy engages in both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to the price paid.

A CMS Energy subsidiary has one arrangement which is used to fix the prices that it will pay for gas supplied to the MCV Facility for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays the CMS Energy subsidiary the difference, and vice versa.

The contract with the seller provides a calculation of exposure for the purpose of requiring an exposed party to post a standby letter of credit. Under this calculation, if a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At March 31, 2000, a letter of credit was posted to the benefit of the CMS Energy subsidiary for $3 million. The letter of credit obligation does not necessarily bear any relation to the market value of the contract. As of March 31, 2000, the fair value of this contract is $14 million, representing the amount the CMS Energy subsidiary would be required to pay to the counterparty at settlement if settled at this date.


                                     CMS-36

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $2.1 billion at March 31, 2000. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $1.7 billion at March 31, 2000, which includes $369 million, $200 million and $1.1 billion for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at March 31, 2000 was $30 million, representing the amount CMS Energy would pay upon settlement.


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


                                     CMS-37

                    Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CMS Energy Corporation and subsidiaries as of December 31, 2000, and, in our report dated February 4, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ Arthur Andersen LLP

Detroit, Michigan,
   May 4, 2000.





                                     CMS-38

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

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 1999 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes.

This report and other written and oral statements made by Consumers from time to time contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from those anticipated in such statements. Consumers disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Consumers details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled "CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors" in Consumers' 1999 Form 10-K Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete, but is designed to highlight important factors that may impact Consumers' outlook. This report also describes material contingencies in Consumers' Condensed Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                       In Millions
--------------------------------------------------------------------------------------------------------------------
March 31                                                                 2000              1999             Change
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 85             $ 109           $ (24)
====================================================================================================================

Net income available to the common stockholder decreased by $24 million over the 1999 level for the three months ended March 31, 2000. The earnings decrease was due to lower gas deliveries as a result of significantly warmer than normal temperatures, higher gas commodity costs, and higher electric power costs. The warmer temperatures adversely affected gas revenues and caused a 6 percent loss in direct customer deliveries. Electricity purchased from external sources increased from 1999 because of scheduled and unscheduled generating plant outages at Consumers. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2000              1999           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                      $ 115             $ 134           $ (19)
================================================================================================================

For the three months ended March 31, 2000, electric pretax operating income decreased $19 million from the comparable period in 1999. The earnings decrease reflects the increased cost of the purchased power partially offset by increased electric sales to customers. Due to changes in regulation, since 1998, differences in power supply costs now impact Consumers' earnings. In the past, such cost changes did not impact electric pretax operating income because Consumers' passed the cost of electric power on to electric customers. During the current year first quarter, Consumers needed additional purchased electric power to meet customer requirements due to scheduled and unscheduled outages at Consumers' internal generators. In addition to increased purchased power volumes, the cost per kWh for the replacement of internal generation was 15 percent higher than the previous year. The following table quantifies these impacts on pretax operating income:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2000 vs 1999
----------------------------------------------------------------------------------------------------------------

Electric Deliveries                                                                                          $ 8
Power supply costs and related revenue                                                                       (21)
Net energy option costs                                                                                       (1)
Non-commodity revenue                                                                                         (3)
Operation and maintenance expense                                                                              -
General taxes and depreciation expense                                                                        (2)
                                                                                                         --------

Total change                                                                                                $(19)
=================================================================================================================

ELECTRIC DELIVERIES: Electric deliveries were 9.7 billion kWh for the three months ended March 31, 2000, a decrease of 0.3 billion kWh or 3.3 percent compared with 1999. Total electric deliveries decreased due to lower intersystem sales, less usage by industrial customers, and lower residential space heating.

POWER SUPPLY COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                  2000              1999          Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $ 301             $ 279            $ 22
================================================================================================================

Power supply costs increased for the three months ended March 31, 2000, primarily due to higher interchange power costs. Consumers had to purchase more external power because internal generation decreased due to scheduled and unscheduled outages.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2000              1999           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $ 64              $ 78           $ (14)
================================================================================================================

Gas pretax operating income decreased in the three months ended March 31, 2000 by $14 million. The earnings decrease primarily reflects decreased gas deliveries due to warmer temperatures in 2000 and increased gas costs per mcf. Due to a temporary change in regulation, differences in gas costs directly impact Consumers' earnings. This change in regulation relates to the gas industry restructuring initiatives, which provide Consumers the opportunity to temporarily benefit or lose from changes in gas commodity prices. See Note 2, Uncertainties, "Gas Rate Matters - Gas Restructuring", for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.



                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2000 vs 1999
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                                             $ (10)
Gas commodity costs and related revenue                                                                      (10)
Gas wholesale and retail services                                                                              3
Operation and maintenance expense                                                                              1
General taxes and depreciation expense                                                                         2
                                                                                                            ----

Total change                                                                                               $ (14)
=================================================================================================================

GAS DELIVERIES: Gas system deliveries for the three months period ended March 31, 2000, including miscellaneous transportation, totaled 161 bcf, a decrease of 5 bcf or 3 percent compared with 1999. The decreased deliveries reflect warmer temperatures during the first quarter of 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2000              1999           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                      $ 295             $ 306           $ (11)
================================================================================================================

The cost of gas sold decreased for the three months ending March 31, 2000 due to decreased sales from warmer than normal temperatures during the first quarter of 2000. Higher gas prices partially offset the effect of decreased sales.

CAPITAL RESOURCES AND LIQUIDITY


CASH POSITION, INVESTING AND FINANCING


OPERATING ACTIVITIES: Consumers derives cash from operating activities from the sale and transportation of natural gas and from the generation, transmission, distribution and sale of electricity. Cash from operations totaled $293 million and $386 million for the first three months of 2000 and 1999, respectively.

The $93 million decrease resulted primarily from reduced gas deliveries, higher gas prices and higher electric power costs along with a $38 million decrease in the sale of accounts receivable and other temporary changes in working capital items due to timing of cash receipts and payments.

INVESTING ACTIVITIES: Cash used for investing activities totaled $138 million and $113 million for the first three months of 2000 and 1999, respectively. The change of $25 million is primarily the result of a $16 million increase in capital expenditures and the absence of $7 million of proceeds from the FMLP.

FINANCING ACTIVITIES: Cash used in financing activities totaled $158 million and $271 million for the first three months of 2000 and 1999, respectively. The change of $113 million is primarily the result of a $90 million increase in debt and the reduction of $18 million in the payment of common stock dividends.

OTHER INVESTING AND FINANCING MATTERS: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these source of funds, see Note 3, Short-Term Financing and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments over the next three years. These estimates are prepared for planning purposes and are subject to revision.


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2000         2001         2002
----------------------------------------------------------------------------------------------------------------

Construction                                                                      $528         $663         $632
Nuclear fuel lease                                                                   3           19           28
Capital leases other than nuclear fuel                                              24           23           25
                                                                                 -------------------------------

                                                                                  $555         $705         $685
================================================================================================================

Electric utility operations (a)(b)                                                $441         $575         $558
Gas utility operations (a)                                                         114          130          127
                                                                                 -------------------------------

                                                                                  $555         $705         $685
================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2004. This growth rate does not take into account the possible impact on the industry of restructuring or changing regulation. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier, while the transmission and distribution services remain regulated. As a result, electric generation suppliers ultimately compete in a less regulated environment. Competition affects, and will continue to affect, Consumers' retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved these contracts as part of its phased introduction to competition. Beginning in 2000 through 2005, some customers, depending on future business and regulatory circumstances, can terminate or restructure their contracts. The termination or restructuring of these contracts could affect approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

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

In the first part of the year 2000, a large coalition of businesses was unable to agree upon proposed electric restructuring legislation for Michigan. In May 2000, Michigan's Governor unveiled an alternative legislative proposal which has been introduced into the Michigan Legislature. The Governor intends to seek a vote before the start of the Legislature's summer recess in early June 2000. The legislation: 1) permits all customers to exercise choice of electric suppliers by January 1, 2002; 2) requires electric utilities to shed control of generation resources in excess of 30 percent of the total generating capacity available to serve choice customers in specified market areas; 3) cuts residential electric rates by 5 percent and freezes them until December 31, 2003; 4) provides for a residential rate cap until at least January 1, 2006 with the cap remaining in place until the earlier of December 31, 2013 or the satisfaction of a market power test and completion of required transmission expansion; 5) freezes commercial and industrial rates at their May 1, 2000 level until December 31, 2003; 6) requires Michigan utilities to join a FERC approved Regional Multi-State Transmission System Organization by December 31, 2001 or divest its interest in transmission facilities to an independent transmission owner; and 7) requires the expansion of available transmission capability by at least 2,000 MW over the next several years. The bill contemplates the use of Securitization to refinance stranded assets as a means of funding the 5 percent residential rate reduction. Consumers cannot predict the timing or outcome of legislative efforts in Michigan.

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

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) cost recovery relating to the MCV Partnership; 4) an ABATE rate complaint; 5) an application to reinstate the PSCR process; 6) electric industry restructuring; 7) the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and 8) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

GAS BUSINESS OUTLOOK

GROWTH: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption per customer.

REGULATORY RESTRUCTURING: In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the "gas choice program." Consumers is participating in the legislative process involving these bills. They provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004;
2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new "safe haven" pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing "slamming", the switching of a customer's gas supplier without consent, and "cramming", the inclusion of optional products and services without the customer's authorization. The bills establishing the gas choice program have become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including Consumers. Consumers cannot predict the timing or outcome of this legislative process.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 2000, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 45 percent of its remaining 2000 requirements; and 50 percent of its first quarter 2001 requirements. Based on the expected cost of gas by a consensus of financial analysts' forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for year 2000, could be significant. Using these same year 2000 gas price forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for the first quarter 2001, could be significant. Additional contract coverage is currently under review. As of March 31, 2000, the gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas. Consumers cannot predict the ultimate loss, if any, incurred as a result of gas price increases. For further detailed information about these uncertainties see
Note 2, Uncertainties, incorporated by reference herein.

UNCERTAINTIES: Consumers' financial results and position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended GCR and the success or failure of initiatives undertaken to protect against gas commodity price increases.


OTHER OUTLOOK

The Union represents Consumers' operating, maintenance and construction employees. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 1995. By its terms, that agreement will continue in full force and effect until June 1, 2000. Consumers and the Union reached a new collective bargaining agreement that, subject to ratification by Union members, they expect to become effective on June 1, 2000. The Michigan State Utility Workers Council recommends that the Union members ratify the agreement. Consumers is unable to predict the outcome of the ratification vote.

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities to January 1, 2001. Consumers will adopt the standard on January 1, 2001 and is currently analyzing the effects of adoption on its financial statements.

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

For purposes of the analysis below, Consumers has not quantified short-term exposures to hypothetically adverse changes in the price or nominal amounts associated with inventories or trade receivables and payables. Furthermore, Consumers enters into all derivative financial instruments for purposes other than trading. In the case of hedges, management believes that gains or losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

EQUITY SECURITY PRICE RISK: Consumers has equity investments in companies in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $8 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of March 31, 2000, Consumers had outstanding $891 million of variable-rate debt. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $6 million. As of March 31, 2000, Consumers has outstanding long-term fixed-rate debt of $2.062 billion with a fair value of $1.928 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $131 million to its fair value if it had to refinance all of its long-term fixed-rate debt. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2000         1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                                                   $  640      $   636
  Gas                                                                                           475          506
  Other                                                                                          11           14
                                                                                             -------------------
                                                                                              1,126        1,156
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                 62           77
    Purchased power - related parties                                                           146          139
    Purchased and interchange power                                                              93           63
    Cost of gas sold                                                                            295          306
    Other                                                                                       117          127
                                                                                             -------------------
                                                                                                713          712
  Maintenance                                                                                    48           38
  Depreciation, depletion and amortization                                                      123          121
  General taxes                                                                                  55           58
                                                                                             -------------------
                                                                                                939          929
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                                                      115          134
  Gas                                                                                            64           78
  Other                                                                                           8           15
                                                                                             -------------------
                                                                                                187          227
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                                          2            3
  Accretion income                                                                                1            1
  Accretion expense                                                                              (2)          (4)
  Other, net                                                                                      1            3
                                                                                             -------------------
                                                                                                  2            3
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                                     34           35
  Other interest                                                                                  8            8
                                                                                             -------------------
                                                                                                 42           43
----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                                                  147          187
INCOME TAXES                                                                                     53           68
                                                                                             -------------------

NET INCOME                                                                                       94          119
PREFERRED STOCK DIVIDENDS                                                                         -            5
PREFERRED SECURITIES DISTRIBUTIONS                                                                9            5
                                                                                             -------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                   $   85      $   109
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2000         1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $ 94        $ 119
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $10 and $13 respectively)                                          123          121
        Capital lease and other amortization                                                      7           11
        Accretion expense                                                                         2            4
        Accretion income - abandoned Midland project                                             (1)          (1)
        Deferred income taxes and investment tax credit                                          (7)          (3)
        Undistributed earnings of related parties                                                (9)         (14)
        MCV power purchases                                                                     (14)         (14)
        Changes in other assets and liabilities                                                  98          163
                                                                                               -----------------
          Net cash provided by operating activities                                             293          386
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                            (109)         (93)
  Cost to retire property, net                                                                  (21)         (21)
  Investments in nuclear decommissioning trust funds                                            (10)         (13)
  Investment in Electric Restructuring Implementation Plan                                       (6)          (5)
  Proceeds from nuclear decommissioning trust funds                                               8           12
  Proceeds from FMLP                                                                              -            7
                                                                                               -----------------

          Net cash used in investing activities                                                (138)        (113)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                                                     (64)        (169)
  Payment of common stock dividends                                                             (79)         (97)
  Payment of capital lease obligations                                                           (6)          (9)
  Payment of preferred stock dividends                                                            -           (5)
  Preferred securities distributions                                                             (9)          (5)
  Retirement of bonds and other long-term debt                                                    -           (1)
  Proceeds from bank loans                                                                        -           15
                                                                                               -----------------

          Net cash provided by (used in) financing activities                                  (158)        (271)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                   (3)           2

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                         18           25
                                                                                               -----------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                             $ 15        $  27
================================================================================================================

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                                                   $ 45        $  49
  Income taxes paid (net of refunds)                                                              -            -
Non-cash transactions
  Nuclear fuel placed under capital lease                                                      $  2        $   -
  Other assets placed under capital leases                                                        3            2
================================================================================================================


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.


The accompanying condensed notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2000     DECEMBER 31            1999
                                                                     (UNAUDITED)            1999     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,026          $6,981          $6,772
  Gas                                                                      2,478           2,461           2,374
  Other                                                                       24              25              26
                                                                         ---------------------------------------
                                                                           9,528           9,467           9,172
  Less accumulated depreciation, depletion and amortization                5,733           5,643           5,430
                                                                         ---------------------------------------
                                                                           3,795           3,824           3,742
  Construction work-in-progress                                              245             199             161
                                                                         ---------------------------------------
                                                                           4,040           4,023           3,903
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                        100             139             217
  First Midland Limited Partnership                                          243             240             236
  Midland Cogeneration Venture Limited Partnership                           253             247             220
                                                                         ---------------------------------------
                                                                             596             626             673
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      15              18              27
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $5, respectively                                            77              98             106
  Accounts receivable - related parties                                       65              67              65
  Inventories at average cost
    Gas in underground storage                                                71             216              82
    Materials and supplies                                                    61              62              50
    Generating plant fuel stock                                               47              46              33
  Postretirement benefits                                                     25              25              25
  Deferred income taxes                                                        4               8               -
  Prepaid property taxes and other                                           115             159             116
                                                                         ---------------------------------------
                                                                             480             699             504
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Unamortized nuclear costs                                                504             519             535
    Postretirement benefits                                                  333             341             364
    Abandoned Midland Project                                                 41              48              66
    Other                                                                    123             125             130
  Nuclear decommissioning trust funds                                        615             602             565
  Other                                                                      205             187             194
                                                                         ---------------------------------------
                                                                           1,821           1,822           1,854
                                                                         ---------------------------------------

TOTAL ASSETS                                                              $6,937          $7,170          $6,934
================================================================================================================



STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            2000     DECEMBER 31            1999
                                                                     (UNAUDITED)            1999     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          645             645             495
    Revaluation capital                                                       12              37              54
    Retained earnings since December 31, 1992                                491             485             446
                                                                        ----------------------------------------
                                                                           1,989           2,008           1,836
  Preferred stock                                                             44              44             244
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100             100
    Consumers Energy Company Financing II (a)                                120             120             120
    Consumers Energy Company Financing III (a)                               175             175               -
  Long-term debt                                                           2,007           2,006           2,023
  Non-current portion of capital leases                                       86              85              94
                                                                        ----------------------------------------
                                                                           4,521           4,538           4,417
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                        88              90             153
  Notes payable                                                              151             214              46
  Accounts payable                                                           160             224             148
  Accrued taxes                                                              207             232             229
  Accounts payable - related parties                                          83              82              87
  Power purchases - MCV Partnership                                           47              47              47
  Accrued interest                                                            29              37              27
  Deferred income taxes                                                        -               -               6
  Accrued refunds                                                             12              11              13
  Other                                                                      122             139             144
                                                                         ---------------------------------------
                                                                             899           1,076             900
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      667             700             638
  Postretirement benefits                                                    411             420             446
  Power purchases - MCV Partnership                                           61              73             111
  Deferred investment tax credit                                             123             125             131
  Regulatory liabilities for income taxes, net                                75              64             108
  Other                                                                      180             174             183
                                                                         ---------------------------------------
                                                                           1,517           1,556           1,617
                                                                         ---------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $6,937          $7,170          $6,934
================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25% subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see Note 3 contained in Consumers' 1999 Form 10-K.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2000         1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period (a)                                                      $     841    $     841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                        645          502
  Capital stock expense                                                                           -           (7)
                                                                                          ----------------------
    At end of period                                                                            645          495
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                                                         37           68
  Change in unrealized investment-gain (loss) (b)                                               (25)         (14)
                                                                                          ----------------------
    At end of period                                                                             12           54
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                                                        485          434
  Net income                                                                                     94          119
  Cash dividends declared- Common Stock                                                         (79)         (97)
  Cash dividends declared- Preferred Stock                                                        -           (5)
  Preferred securities distributions                                                             (9)          (5)
                                                                                          ----------------------
    At end of period                                                                            491          446
                                                                                          ----------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                         $   1,989    $   1,836
================================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Revaluation capital
       Unrealized investment-gain (loss), net of tax of
         $(13) and $(8), respectively                                                      $    (25)   $     (14)
     Net income                                                                                  94          119
                                                                                           ---------------------

     Total Comprehensive Income                                                            $     69    $     105
                                                                                           =====================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the Consumers 1999 Form 10-K that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

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

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. The regulatory asset is collectible as part of the Transition Costs which are recoverable through the regulated transmission and distribution portion of Consumers' business as approved by an MPSC order in 1998. This order also allowed Consumers to recover any energy supply-related regulatory assets, plus a return on any unamortized balance of those assets, from its transmission and distribution customers. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. At March 31, 2000, Consumers had a net investment in energy supply facilities of $988 million included in electric plant and property.

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

2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects. In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. In May 1999, a United States Court of Appeals ruled that the grant of authority to the EPA, to revise the standards as the EPA did, would amount to an unconstitutional delegation of legislative power. As a result of that Court's ruling and a later denial of the EPA's request for rehearing, the EPA proposed an indefinite stay for the standards under the 1997 rule and proposed to reinstate the pre-1997 standards. In January 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case.

In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to limit further nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. In early 2000, the United States Court of Appeals upheld the EPA's final regulations. The state of Michigan appealed this ruling. Until the appeal is decided, it is unlikely that the state of Michigan will establish Consumers' nitrogen oxide emissions reduction target. In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed. Until these targets are lawfully established, the estimated cost of compliance discussed below is subject to revision.

The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in 2000 dollars. If Consumers had to meet the EPA's 1997 proposed requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 2000 dollars. In both these cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $67 million to install equipment at certain generating units to comply with the Clean Air Act. Consumers estimates an additional $5 million of capital expenditures for ongoing and proposed modifications at the remaining coal-fueled units to meet year 2000 requirements. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At March 31, 2000, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

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

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

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

ELECTRIC RATE MATTERS

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court.

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates. In testimony subsequently filed in this case, ABATE claimed that Consumers received approximately $189 million in excess revenues for 1998. In its testimony, the MPSC staff stated that 1998 financial results show excess revenues of $118 million compared to the previously authorized electric return on equity. The MPSC staff offered several alternatives for the MPSC to consider. These alternatives involve several different refunds or reductions that the MPSC could consider separately or in combination, but if made, would not result in a permanent future reduction in electric rates in the amount being sought by ABATE. Consumers filed testimony showing that after ratemaking adjustments and normalizations, there is a revenue deficiency of approximately $3 million. ABATE and other interveners bear the burden of convincing the MPSC to reduce electric rates, which will otherwise remain unchanged. Consumers believes that ABATE has not met its burden of proving that a reduction in rates is required. Consumers also believes that ABATE's request for refunds from 1995 to present is inappropriate and unlawful; no such retroactive rate adjustment has ever been granted by the MPSC. In December 1999, in anticipation of electric restructuring legislation being introduced in the Michigan Legislature, ABATE and Consumers jointly filed a request with the MPSC to suspend ABATE's electric rate complaint to allow for consideration of the proposed legislation. The MPSC granted a temporary suspension for 120 days (expiring in April 2000), subject to its authority to withdraw the suspension at any time. In January 2000, the proposed legislation was introduced into the Michigan Legislature. As part of the suspension, Consumers agreed that, if the case is resumed and a rate reduction is ultimately ordered by the MPSC, it would implement the rate reduction retroactively for a period equal to the length of the suspension authorized by the MPSC. In April 2000, Consumers and ABATE agreed that it was unlikely that the proposed legislation would be enacted during the period of the suspension, and therefore reactivated the complaint. Hearings to complete the proceeding are scheduled for the middle of May 2000. Consumers is unable to predict the outcome of this matter.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC will not grant adjustment of customer rates through 2001. In March 2000, Consumers filed an application with the MPSC which requests reinstatement of the PSCR clause, approval of a PSCR plan, and authorization of monthly PSCR factors from July 2000 through June 2001. Consumers requested reinstatement of the PSCR clause because the original suspension period anticipated that retail open access would be implemented by late 1998. Consumers also anticipated much more retail open access demand by mid-2000 and thereafter than is currently reasonable to expect. Consumers believes that, over the next several years, fewer customers will actually switch to alternative electric suppliers than previously anticipated. As a result, Consumers must provide generation service to considerably more customers than expected when the PSCR suspension was proposed by Consumers and adopted by the MPSC. Consumers is unable to predict the outcome of this matter.

ELECTRIC RESTRUCTURING: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued numerous orders since 1997 proposing that Consumers transmit and distribute energy for competing power suppliers to retail customers (also known as "retail open access"). The restructuring orders provide for: 1) recovery of estimated Stranded Costs of $1.755 billion through a charge to all customers purchasing their power from other sources until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) commencement of the phase-in of retail open access beginning September 1999; 3) suspension of the PSCR clause as discussed above; and 4) the right of all customers to choose their power suppliers commencing January 1, 2002. The recovery of costs for implementing a retail open access program, preliminarily estimated at an additional $200 million, will be reviewed for prudence by the MPSC and recovered via a charge approved by the MPSC. Consumers will also continue to collect nuclear decommissioning costs through a separate surcharge to all customers.

Consumers submitted its plan for implementing retail open access to the MPSC in 1998. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. In March 1999, Consumers received MPSC electric restructuring orders, which generally supported Consumers' implementation plan. Consumers began implementing the plan for electric retail customer open access in September 1999, and will extend the opportunity for open access to 750 MW of Consumers' retail market by 2001. The current plan provides for all of Consumers' electric customers to have the right to choose generation suppliers commencing January 1, 2002. As of March 31, 2000, no customer service has been taken under this program.

Numerous appeals are pending at the Court of Appeals relating to the MPSC's restructuring orders. Because of a June 1999 Michigan Supreme Court decision finding that the MPSC does not have statutory authority to order a utility to provide a mandatory retail wheeling service, Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring. The MPSC ultimately issued an order in August 1999 finding that it has jurisdiction to approve rates, terms, and conditions for electricity retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. ABATE and the Attorney General each appealed the August 1999 order to the Court of Appeals. Consumers is unable to predict how the issues raised by the MPSC's August 1999 order will, in the absence of legislation addressing electric restructuring issues, be resolved by the regulatory process or the appellate courts.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin). Consumers plans a reserve margin of approximately 15%. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers estimates the actual reserve margin is in the range of 13% to 16%. The ultimate reserve margin will depend on summer weather conditions and on the level of retail open access load being served by others this summer. (Consumers will offer other service providers with the opportunity to serve up to 600 MW of nominal retail open access load prior to summer 2000.) To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers has employed a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. Consumers expects to use a similar strategy in the future. As of March 31, 2000, Consumers had commitments to purchase electric call option contracts at a cost of approximately $25 million. In March 2000, Consumers filed an application with the MPSC to reinstate the PSCR process, which affects power costs. For more information on the PSCR process see "Electric Proceedings" above.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance RTO. The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies, and would control and operate, but not necessarily own, the transmission facilities of other companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance of Alliance, its rates and its geographic configuration. Consumers and the Alliance companies sought rehearing of the Alliance order. Additionally, in a February 2000 compliance filing, the Alliance companies addressed some of the concerns expressed in the December 1999 Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

On the same day as the December 1999 Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an RTO. In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)



                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
March 31                                                                                       2000        1999
---------------------------------------------------------------------------------------------------------------

Pretax operating income                                                                          $9         $14
Income taxes and other                                                                            3           4
---------------------------------------------------------------------------------------------------------------

Net income                                                                                       $6         $10
===============================================================================================================

Power Purchases from the MCV Partnership- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. Because the MPSC has already approved recovery of these capacity costs, Consumers expects to recover these increases through some combination of PSCR factors (if the PSCR clause is reinstated), adjustments to the currently frozen PSCR factor or the Transition Cost true-up process. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement is contingent upon regulatory treatment satisfactory to Consumers. Such treatment is not yet assured. Under the terms of the agreement, after a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers' Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers' and other parties' requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to file for approval of a revised capacity solicitation process (which Consumers filed). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to the pending electric industry restructuring legislation in Michigan and the overall uncertainty that exists concerning restructuring, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At March 31, 2000 and March 31, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $71 million and $103 million, respectively. The annual after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. Because the MCV Facility operated above the 91.5 percent level in 1999 and in 2000, Consumers has an accumulated unrecovered after-tax shortfall of $31 million as of March 31, 2000. Consumers believes that this shortfall has the potential to be resolved in the context of the electric restructuring effort. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2000        2001       2002       2003     2004
------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries, net of tax at 98.5%                 $36         $39        $38        $37      $36
==================================================================================================================

If the MCV Facility operates at availability levels above management's 91.5 percent estimate made in 1992 for the remainder of the PPA and expected shortfalls are not resolved in the context of the electric restructuring effort, the estimated PPA liability would be deficient and Consumers will need to recognize additional losses for accumulated and future underrecoveries. For further discussion on the impact of the frozen PSCR, see "Electric Restructuring" in this Note. Management is evaluating the adequacy of the contract loss liability considering actual MCV Facility operations, and resolution of the electric restructuring effort.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders related to electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership's motion for summary judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 31, 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, on April 2, 2000.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades only has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

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

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. On February 21, 2000, Consumers submitted an analysis to the NRC which shows that the NRC's screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four year construction period. This modification would extend the plant's operation to March of 2011 and allow a full 40 year operating period, consistent with current NRC practice.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2000, Consumers had a recorded liability to the DOE of $124 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE?s duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE's failure to comply, has not been successful to date. In April 2000, the U.S. Senate and House of Representatives approved federal legislation which would advance the cause of moving nuclear waste to a permanent repository. The President of the United States vetoed this legislation.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $441 million for 2000, $575 million for 2001, and $558 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of March 31, 2000, after consideration of prior years' expenses, Consumers has a remaining accrued liability of $62 million and a regulatory asset of $65 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement an experimental gas transportation program. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this program ends on March 31, 2001, these customers will again become Consumers' customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of March 31, 2000, more than 170,000 customers chose alternative gas suppliers, representing approximately 40.4 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC Order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals' decision.

Consumers contracts to purchase gas to limit its risk associated with gas price increases. Management's intent is to take physical delivery of the commodity and failure could result in a significant penalty for nonperformance. At March 31, 2000, Consumers had an exposure to gas price increases if the ultimate cost of gas was to exceed $2.84 per mcf for the following volumes: 45 percent of its remaining 2000 requirements; and 50 percent of its first quarter 2001 requirements. Based on the expected cost of gas by a consensus of financial analysts' forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for year 2000, could be significant. Using these same year 2000 gas price forecasts, Consumers estimates its exposure to gas prices, for gas that has not been purchased for the first quarter 2001, could be significant. Additional contract coverage is currently under review. As of March 31, 2000, the gas purchase contracts currently in place were consummated at an average price of less than $2.84 per mcf. Consumers uses gas purchase contracts to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas. Consumers cannot predict the ultimate loss, if any, incurred as a result of gas price increases.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $114 million for 2000, $130 million for 2001, and $127 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

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

3:   SHORT-TERM FINANCING AND CAPITALIZATION

AUTHORIZATION: At March 31, 2000, Consumers had FERC authorization to issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2000, up to $275 million and $365 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

SHORT-TERM FINANCING: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $145 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2000, a total of $151 million was outstanding at a weighted average interest rate of 7.1 percent, compared with $221 million outstanding at March 31, 1999, at a weighted average interest rate of 5.6 percent.

Consumers currently has in place a $325 million trade receivables sale program, down from $500 million at March 31, 1999. At March 31, 2000 and 1999, receivables sold under the program totaled $325 million and $344 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $366 million of unrestricted retained earnings available to pay common dividends at March 31, 2000. In January 2000, Consumers declared and paid a $79 million common dividend, in April 2000, Consumers declared a $30 million common dividend payable in May 2000.

                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Consumers Energy Company and subsidiaries as of December 31, 1999, and, in our report dated February 4, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ Arthur Andersen LLP


Detroit, Michigan,
      May 4, 2000.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle owns a LNG regasification plant, related tanker port unloading facilities and LNG and gas storage facilities. The rates and conditions of service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Panhandle's 1999 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements made by Panhandle from time to time contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Panhandle details certain risk factors, and assumptions in this MD&A and particularly in the section entitled "CMS Energy, Consumers, and Panhandle Forward-Looking Statements Cautionary Factors" in CMS Energy's 1999 Form 10-K, Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact Panhandle's outlook. This report also describes material contingencies in the Condensed Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin pipeline from El Paso Energy Corporation for a total cash price, including certain transaction costs, of approximately $74 million. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico. On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See
Note 1).


In March 2000, Trunkline refiled its abandonment application with the FERC regarding its 26-inch pipeline with a planned conversion of the line from natural gas service to a refined products pipeline. Panhandle will own one-third interest in the project, called the Centennial Pipeline, which if approved is planned to go into service at the end of 2001 (See Note 2).

The acquisition of Panhandle by CMS Panhandle Holding in March 1999 was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on an appraisal completed in December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable (See Note 1).

The following information is provided to facilitate increased understanding of the consolidated financial statements and accompanying notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies.

RESULTS OF OPERATIONS

NET INCOME:

                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
March 31                                                                 2000               1999             Change
--------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                        $32                $34              $ (2)
====================================================================================================================

For the three months ending March 31, 2000, net income was $32 million, down $2 million from the corresponding period in 1999 due primarily to decreased reservation revenues, additional depreciation and amortization expenses in 2000, and certain non-recurring other income in 1999, partially offset by higher liquefied natural gas terminalling revenues in 2000. Total natural gas transportation volumes for the three months ending March 31, 2000 decreased one percent from 1999 primarily due to warmer weather.

Revenues for the three months ended March 31, 2000 increased $3 million from the corresponding period in 1999 due primarily to increased liquefied natural gas terminalling revenues from Trunkline LNG in 2000, partially offset by lower reservation revenues in 2000.

Operating expenses for the three months ended March 31, 2000 increased $2 million from the corresponding period in 1999 due primarily to additional depreciation and amortization expenses related to excess purchase cost from the acquisition (See Note 1).

Other income for the three months ended March 31, 2000 decreased $4 million from the corresponding period in 1999 primarily due to non-recurring transition surcharge recoveries recorded in 1999.

Interest on long-term debt for the three months ended March 31, 2000 increased $13 million from the corresponding period in 1999 primarily due to interest on the additional debt incurred by Panhandle in 1999 (See Note 1 and 6). Other interest decreased $13 million for the three months ended March 31, 2000 from the corresponding period in 1999 primarily due to interest on the intercompany note with PanEnergy. The note was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 3).

PRETAX OPERATING INCOME:


                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months
                                                                                                     Ended March 31
Change Compared to Prior Year                                                                          2000 vs 1999
--------------------------------------------------------------------------------------------------------------------
LNG terminalling revenues                                                                                        $3
Commodity revenue                                                                                                 2
Reservation and other revenues                                                                                  (2)
Operations and maintenance                                                                                      (1)
Depreciation and amortization                                                                                   (2)
General taxes                                                                                                     1
                                                                                          --------------------------
Total Change                                                                                                    $ 1
====================================================================================================================

OUTLOOK

CMS Energy intends to use Panhandle as a platform for expansion in the United States. Panhandle plays an important role in the growth strategy by providing services for the development of gas wells, production and throughput of gas to the market. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects recently completed or in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum, which reduces revenues. New contracts in the current market conditions tend to be of shorter duration than the expiring contracts being replaced, which will also increase revenue volatility. In addition, Trunkline in 1996 filed with FERC and placed into effect a general rate increase; however, a subsequent January 2000 FERC order could, if approved without modification upon rehearing, reduce Trunkline's tariff rates and future revenue levels by up to 3% of Panhandle's consolidated revenues. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. In addition, Panhandle will continue to evaluate opportunities to acquire synergistic operations such as the Sea Robin pipeline system (See Note 1) and attempt to maximize the use and value of its existing assets, such as the proposed conversion of Trunkline's 26 inch pipeline to a liquid products pipeline (See Note 2).

OTHER MATTERS

ENVIRONMENTAL MATTERS

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination was caused by the past use of lubricants containing PCB's in compressed air systems and resulted in contamination of the on-site air systems, wastewater collection facilities and on-site disposal areas. Soil and sediment testing to date detected no significant off-site contamination. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue through 2001.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                  (IN MILLIONS)







                                                  Three Months Ended       Mar 29 -            Jan. 1 -
                                                     March 31, 2000      Mar. 31, 1999       Mar. 28, 1999
                                                   ------------------    -------------       -------------

OPERATING REVENUE
      Transportation and storage of natural gas          $125              $  4                $123
      Other                                                11                 1                   5
                                                         ----              ----                ----
          Total operating revenue                         136                 5                 128
                                                         ----              ----                ----

OPERATING EXPENSES
      Operation and maintenance                            44                 3                  40
      Depreciation and amortization                        16                --                  14
      General taxes                                         6                --                   7
                                                         ----              ----                ----
          Total operating expenses                         66                 3                  61
                                                         ----              ----                ----


PRETAX OPERATING INCOME                                    70                 2                  67

OTHER INCOME, NET                                           1                 1                   4

INTEREST CHARGES
      Interest on long-term debt                           19                 1                   5
      Other interest                                       --                --                  13
                                                         ----              ----                ----
          Total interest charges                           19                 1                  18
                                                         ----              ----                ----

NET INCOME BEFORE INCOME TAXES                             52                 2                  53

INCOME TAXES                                               20                 1                  20
                                                         ----              ----                ----

CONSOLIDATED NET INCOME                                  $ 32              $  1                $ 33
                                                         ====              ====                ====


The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (IN MILLIONS)




                                                                          Three Months Ended          Mar. 29 -        Jan. 1 -
                                                                            March 31, 2000          Mar. 31, 1999    Mar. 28, 1999
                                                                          -------------------       -------------    -------------


CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $    32            $     1            $    33
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      16                 --                 14
      Deferred income taxes                                                              13                 --                 --
      Changes in current assets and liabilities                                         (29)                (2)               (29)
      Other, net                                                                         --                 --                  3
                                                                                    -------            -------            -------
          Net cash provided by operating activities                                      32                 (1)                21
                                                                                    -------            -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Panhandle                                                           --             (1,900)                --
      Capital and investment expenditures                                               (77)                --                 (4)
      Net increase in advances receivable - PanEnergy                                    --                 --                (17)
                                                                                    -------            -------            -------
          Net cash used in investing activities                                         (77)            (1,900)               (21)
                                                                                    -------            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                           --              1,116                 --
      Proceeds from senior notes                                                         99                785                 --
      Net increase in note receivable - CMS                                             (24)                --                 --
      Dividends paid                                                                    (30)                --                 --
                                                                                    -------            -------            -------

          Net cash provided by financing activities                                      45              1,901                 --
                                                                                    -------            -------            -------

      Net Increase (Decrease) in Cash and Temporary Cash Investments                     --                 --                 --

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                           --                 --                 --
                                                                                    -------            -------            -------
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                            $    --            $    --            $    --
                                                                                    =======            =======            =======

OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                                    $    38            $    13            $    12
      Income taxes paid (net of refunds)                                                 --                 --                 37

The accompanying condensed notes are an integral part of these statements

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                March 31,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                               -----------          ------------

ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                             $1,618        $1,492
      Less accumulated depreciation and amortization                                       67            37
                                                                                       ------        ------
          Sub-total                                                                     1,551         1,455
      Construction work-in-progress                                                        22            45
                                                                                       ------        ------
          Net property, plant and equipment                                             1,573         1,500
                                                                                       ------        ------

INVESTMENTS
      Investment in affiliates                                                              2             2
                                                                                       ------        ------
          Total investments                                                                 2             2
                                                                                       ------        ------

CURRENT ASSETS
      Receivables, less allowances of $1 as of March 31, 2000 and Dec. 31, 1999            99           112
      Inventory and supplies                                                               23            34
      Deferred income taxes                                                                 6            11
      Note receivable - CMS Capital                                                       109            85
      Other                                                                                22            30
                                                                                       ------        ------
          Total current assets                                                            259           272
                                                                                       ------        ------

NON-CURRENT ASSETS
      Goodwill, net                                                                       768           774
      Debt issuance cost                                                                   11            11
      Other                                                                                 2             1
                                                                                       ------        ------
          Total non-current assets                                                        781           786
                                                                                       ------        ------

      TOTAL ASSETS                                                                     $2,615        $2,560
                                                                                       ======        ======













The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                 March 31,
                                                                                  2000            December 31,
                                                                                (Unaudited)          1999
                                                                                 ------------     ------------

COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding        $    1        $    1
        Paid-in capital                                                               1,127         1,127
        Retained earnings                                                                 2            --
                                                                                     ------        ------
          Total common stockholder's equity                                           1,130         1,128
      Long-term debt                                                                  1,193         1,094
                                                                                     ------        ------
          Total capitalization                                                        2,323         2,222
                                                                                     ------        ------
CURRENT LIABILITIES
      Accounts payable                                                                    9            28
      Accrued taxes                                                                       3             8
      Accrued interest                                                                   11            29
      Other                                                                             115           139
                                                                                     ------        ------
          Total current liabilities                                                     138           204
                                                                                     ------        ------


NON-CURRENT LIABILITIES
      Deferred income taxes                                                              53            45
      Other                                                                             101            89
                                                                                     ------        ------
          Total non-current liabilities                                                 154           134
                                                                                     ------        ------


      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                              $2,615        $2,560
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

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                                       Three Months Ended
                                                                            March 31,              Mar. 29 -              Jan. 1 -
                                                                              2000               Mar. 31, 1999         Mar. 28, 1999
                                                                       ------------------        -------------         -------------

COMMON STOCK
      At beginning and end of period                                          $     1             $     1               $     1
                                                                              -------             -------               -------


OTHER PAID-IN CAPITAL
      At beginning of period                                                    1,127                 466                   466
      Acquisition adjustment to eliminate original
        paid-in capital                                                            --                (466)                   --
      Capital contribution of acquisition costs by parent                          --                  11                    --
      Cash capital contribution by parent                                          --               1,116                    --
                                                                              -------             -------               -------

          At end of period                                                      1,127               1,127                   466
                                                                              -------             -------               -------


RETAINED EARNINGS
      At beginning of period                                                       --                 101                    92
      Acquisition adjustment to eliminate original
        retained earnings                                                          --                (101)                   --
      Net Income                                                                   32                   1                    33
      Assumption of net liability by PanEnergy                                     --                  --                    57
      Common stock dividends                                                      (30)                 --                   (81)
                                                                              -------             -------               -------

          At end of period                                                          2                   1                   101
                                                                              -------             -------               -------


      TOTAL COMMON STOCKHOLDER'S EQUITY                                       $ 1,130             $ 1,129               $   568
                                                                              =======             =======               =======
















The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Condensed Notes and their related Consolidated Financial Statements should be read along with the Consolidated Financial Statements and Notes contained in the 1999 Form 10-K of Panhandle, which include the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

1.      CORPORATE STRUCTURE

Panhandle is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, and is subject to the rules and regulations of the FERC.

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

In conjunction with the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; all intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy and its affiliates are indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

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

The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on an appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

Assets acquired and liabilities assumed are recorded at their fair values. Panhandle allocated the excess purchase price over the fair value of net assets acquired of approximately $800 million to goodwill and is amortizing this amount on a straight-line basis over forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle's assets. As a result of regulation, high replacement costs, and competition, entry into the natural gas transmission and storage business requires a significant investment. The excess purchase price over the prior carrying amount of Panhandle's net assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:

                                                 In Millions
-------------------------------------------------------------
Property, plant and equipment                  $          633
Accounts receivable                                         3
Inventory                                                  (9)
Goodwill                                                  788
Regulatory assets, net                                    (15)
Liabilities                                               (72)
Long-term debt                                             (6)
Other                                                     (16)
-------------------------------------------------------------
Total                                          $        1,306
=============================================================



Pro forma results of operations for the first quarter 1999 as though Panhandle had been acquired and purchase accounting applied at the beginning of 1999 are as follows:

                                                  In Millions
-------------------------------------------------------------
                                                Quarter Ended
                                               March 31, 1999
                                                   (Unaudited)
-------------------------------------------------------------
Revenues                                       $          128
Net income                                                 27
=============================================================



In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin pipeline from El Paso Energy Corporation for a total cash price, including certain transaction costs, of approximately $74 million (See Note 6). Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico.

2.      REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million which were made in April 2000, with supplemental refunds expected in July 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates which would impact future revenues and require refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At March 31, 2000 and December 31, 1999, Accounts Receivable included $55 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $55 million and $54 million, respectively, for related obligations.

In June 1998, Trunkline filed a petition with the FERC to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. Trunkline requested permission to transfer the pipeline to an affiliate, which entered into an option agreement with Aux Sable for potential conversion of the line to allow transportation of hydrocarbon vapors. Trunkline requested FERC to grant the abandonment authorization in time to separate the pipeline from existing facilities and allow Aux Sable to convert the pipeline to hydrocarbon vapor service by October 1, 2000, if the option was exercised. The option expired on July 1, 1999 and was not renewed by Aux Sable. On November 8, 1999, the FERC issued a letter order dismissing Trunkline's filing without prejudice to refiling the abandonment to reflect changed circumstances. On March 9, 2000, Trunkline refiled its abandonment application with FERC. This filing is in conjunction with a plan for a limited liability corporation to convert the line from natural gas transmission service to a refined products pipeline, called Centennial Pipeline, by the end of 2001. Panhandle will own a one third interest in the venture along with TEPPCO Partners L.P and Marathon Ashland Petroleum LLC.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions required Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or a portion of the LNG terminal was transferred to an unaffiliated entity. The Commission approved the LNG settlement to be effective April 1, 1999. Trunkline's refunds, which were made in April 2000, included $12 million to Consumers Energy, $4 million to Panhandle Eastern Pipe Line Company, and $1 million to other Trunkline customers. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation and reimbursed Trunkline for the refunds in April 2000. On May 1, 2000, Panhandle Eastern Pipe Line Company filed to flow through its portion of the settlement amounts to its customers.

3.       RELATED PARTY TRANSACTIONS

Amounts for 1999 reflect only related party transactions with CMS Energy and its subsidiaries for the period after the sale of Panhandle to CMS Energy. Intercompany interest expenses for the three months ended March 31, 2000 were zero. Interest charges include $13 million for the three months ended March 31, 1999 for interest associated with notes payable to a subsidiary of Duke Energy. Other income includes $1 million for the period ended March 31, 2000 for interest on note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:


                                                       In Millions
-------------------------------------------------------------------
                                   March 31,          December 31,
-------------------------------------------------------------------
                                      2000                  1999
                                  -----------         -------------
Receivables                       $         9         $           8
Accounts payable                            1                    16
-------------------------------------------------------------------



4.      GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Panhandle values gas imbalances at the lower of cost or market.

5.      INCOME TAXES

As described in Note 1, CMS Panhandle Holding acquired the stock of Panhandle from subsidiaries of Duke Energy for a total of $2.2 billion in cash and acquired debt. Panhandle treated the acquisition as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price.

6.      LONG TERM DEBT

On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1).

On March 29, 1999, CMS Panhandle Holding privately placed $800 million of senior notes (See Note 1) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding merged into Panhandle and Panhandle assumed the obligations of CMS Panhandle Holding under the notes and the indenture. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes.

In conjunction with the application of purchase accounting, Panhandle revalued its existing notes totaling $300 million. This resulted in a net premium recorded of approximately $5 million.



7.      INVESTMENT IN AFFILIATES

LEE 8 STORAGE. Panhandle, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line Company by CMS Panhandle Holding on March 29, 1999.

NORTHERN BORDER PARTNERS, L.P. Northern Border Partners, L.P. is a master limited partnership that owns 70 percent of Northern Border Pipeline Company, a partnership operating a pipeline transporting natural gas from Canada to the Midwest area of the United States. In conjunction with the acquisition of Panhandle by CMS Panhandle Holding, Panhandle transferred its interest in Northern Border to a subsidiary of Duke Energy in the first quarter of 1999.

WESTANA GATHERING COMPANY. Westana Gathering Company is a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma. In conjunction with the acquisition of Panhandle by CMS Panhandle Holding, Panhandle's interest in Westana Gathering Company was transferred to a subsidiary of Duke Energy in the first quarter of 1999.

8.      SFAS 71

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

9.      COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, to be approximately $60 million in 2001 and 2002. Panhandle prepared these estimates for planning purposes and they are subject to revision. Panhandle satisfies capital expenditures using cash from operations.

LITIGATION: Under the terms of the sale of Panhandle to CMS Energy discussed in
Note 1 to the Consolidated Financial Statements, subsidiaries of Duke Energy indemnified CMS Energy and its affiliates from losses resulting from certain legal and tax liabilities of Panhandle, including the matter specifically discussed below.

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

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $29 million for the remainder of 2000 through the third quarter of 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 1999, and, in our report dated February 25, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       /s/ Arthur Andersen LLP
Houston, Texas
May 10, 2000

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CMS ENERGY CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 1999. Reference is made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 2 - Uncertainties for CMS Energy and Consumers, and Note 9 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

OXFORD TIRE RECYCLING: In an administrative order dated October 14, 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the clean up of the waste from the combustion of the Filbin Tire Pile owned by Oxford Tire Recycling of Northern California, Inc. ("Oxford"). CMS Generation has not owned an interest in Oxford since 1995. On April 3, 2000, in the Supreme Court of California for the County of Stanislaus, the California Attorney General filed a complaint against the potentially responsible parties for clean up of the site and assessed penalties for violation of the California Regional Water Control Board order. The complaint alleges $20 million of clean up costs to be shared among all the potentially responsible parties.

CMS ENERGY, CONSUMERS AND PANHANDLE

ENVIRONMENTAL MATTERS: CMS Energy, Consumers, Panhandle and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy, Consumers and Panhandle believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy's, Consumers' and Panhandle's MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's, Consumers' and Panhandle's CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 6. Exhibits and Reports on Form 8-K


(A) LIST OF EXHIBITS

(4) (a)  -   2nd Supplemental Indenture dated as of March 27, 2000, among
             Panhandle, as Issuer and Bank One Trust Company, National
             Association, as Trustee. Pursuant to Item 601(b)(4)(iii) of
             Regulation S-K, in lieu of filing a copy of such agreement, Panhandle agrees to furnish a copy of such agreement to the Commission upon request.

(12)     -   CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges
(15)(a)  -   CMS Energy: Letter of Independent Public Accountant
(15)(b)  -   Consumers:  Letter of Independent Public Accountant
(27)(a)  -   CMS Energy: Financial Data Schedule
(27)(b)  -   Consumers:  Financial Data Schedule
(27)(c)  -   Panhandle:  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

CMS ENERGY

Current Reports filed February 1, 2000 and May 1, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

Current Reports filed February 1, 2000 and May 1, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

Current Report filed March 16, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                  CMS ENERGY CORPORATION
                                ------------------------------------------------
                                                      (Registrant)


Dated: May 15, 2000             By:               /s/     A.M. Wright
                                   ---------------------------------------------
                                                        Alan M. Wright
                                                   Senior Vice President and
                                                    Chief Financial Officer



                                                  CONSUMERS ENERGY COMPANY
                                ------------------------------------------------
                                                      (Registrant)


Dated: May 15, 2000             By:               /s/     A.M. Wright
                                   ---------------------------------------------
                                                        Alan M. Wright
                                                   Senior Vice President and
                                                    Chief Financial Officer



                                PANHANDLE EASTERN PIPE LINE COMPANY
                                ------------------------------------------------
                                                      (Registrant)


Dated: May 15, 2000             By:               /s/     A.M. Wright
                                   ---------------------------------------------
                                                        Alan M. Wright
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
(4) (a)  -     2nd Supplemental Indenture dated as of March 27, 2000,
               among Panhandle, as Issuer and Bank One Trust Company, National
               Association, as Trustee. Pursuant to Item 601(b)(4)(iii) of
               Regulation S-K, in lieu of filing a copy of such agreement,
               Panhandle agrees to furnish a copy of such agreement to the
               Commission upon request.

(12)     -     CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges
(15)(a)  -     CMS Energy: Letter of Independent Public Accountant
(15)(b)  -     Consumers:  Letter of Independent Public Accountant
(27)(a)  -     CMS Energy: Financial Data Schedule
(27)(b)  -     Consumers:  Financial Data Schedule
(27)(c)  -     Panhandle:  Financial Data Schedule