Form 10-Q
period 2000-06-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2000-08-11
CIK 811156, 76063, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-9513	CMS ENERGY CORPORATION (A Michigan Corporation) Fairlane Plaza South, Suite 1100 330 Town Center Drive, Dearborn, Michigan 48126 (313)436-9200	38-2726431

1-5611	CONSUMERS ENERGY COMPANY (A Michigan Corporation) 212 West Michigan Avenue, Jackson, Michigan 49201 (517)788-0550	38-0442310

1-2921	PANHANDLE EASTERN PIPE LINE COMPANY (A Delaware Corporation) 5444 Westheimer Road, P.O. Box 4967, Houston, Texas 77210-4967 (713)989-7000	44-0382470

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

Number of shares outstanding of each of the issuer’s classes of common stock at July 31, 2000:

CMS Energy Corporation:

CMS Energy Common Stock, $.01 par value	110,020,574

CMS Energy Class G Common Stock, no par value	0

Consumers Energy Company, $10 par value, privately held by CMS Energy	84,108,789

Panhandle Eastern Pipe Line Company, no par value,

indirectly privately held by CMS Energy	1,000

CMS Energy Corporation
and
Consumers Energy Company
and
Panhandle Eastern Pipe Line Company

Quarterly reports on Form 10-Q to the Securities and Exchange Commission
for the Quarter Ended June 30, 2000

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

TABLE OF CONTENTS

Page

Glossary	3

PART I:

CMS Energy Corporation

Management’s Discussion and Analysis	CMS-1

Consolidated Statements of Income	CMS-16

Consolidated Statements of Cash Flows	CMS-18

Consolidated Balance Sheets	CMS-20

Consolidated Statements of Common Stockholders’ Equity	CMS-22

Condensed Notes to Consolidated Financial Statements	CMS-23

Report of Independent Public Accountants	CMS-40

Consumers Energy Company

Management’s Discussion and Analysis	CE-1

Consolidated Statements of Income	CE-10

Consolidated Statements of Cash Flows	CE-11

Consolidated Balance Sheets	CE-12

Consolidated Statements of Common Stockholder’s Equity	CE-14

Condensed Notes to Consolidated Financial Statements	CE-15

Report of Independent Public Accountants	CE-26

Panhandle Eastern Pipe Line Company

Management’s Discussion and Analysis	PE-1

Consolidated Statements of Income	PE-6

Consolidated Statements of Cash Flows	PE-7

Consolidated Balance Sheets	PE-8

Consolidated Statements of Common Stockholder’s Equity	PE-10

Condensed Notes to Consolidated Financial Statements	PE-11

Report of Independent Public Accountants	PE-17

Quantitative and Qualitative Disclosures about Market Risk	CO-1

PART II:

Item 1. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders Item 5. Other Information	CO-1 CO-2 CO-3

Item 6. Exhibits and Reports on Form 8-K	CO-3

Signatures	CO-4

2

GLOSSARY

Certain terms used in the text and financial statements are defined below.

ABATE	Association of Businesses Advocating Tariff Equity

ALJ	Administrative Law Judge

Alliance	Alliance Regional Transmission Organization

Articles	Articles of Incorporation

Attorney General	Michigan Attorney General

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, owned by Consumers

Board of Directors	Board of Directors of CMS Energy

Btu	British thermal unit

Class G Common Stock	One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers Gas Group, redeemed in October 1999.

Clean Air Act	Federal Clean Air Act, as amended

CMS Electric and Gas	CMS Electric and Gas Company, a subsidiary of Enterprises

CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises

CMS Energy Common Stock	One of two classes of common stock of CMS Energy, par value $.01 per share

CMS Gas Transmission	CMS Gas Transmission Company, a subsidiary of Enterprises

CMS Generation	CMS Generation Co., a subsidiary of Enterprises

CMS Holdings	CMS Midland Holdings Company, a subsidiary of Consumers

CMS Midland	CMS Midland Inc., a subsidiary of Consumers

CMS MST	CMS Marketing, Services and Trading Company, a subsidiary of Enterprises

CMS Oil and Gas	CMS Oil and Gas Company, a subsidiary of Enterprises

CMS Panhandle Holding	CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission

Common Stock	All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan

Consumers	Consumers Energy Company, a subsidiary of CMS Energy

Consumers Gas Group	The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage

Court of Appeals	Michigan Court of Appeals

Customer Choice and Electricity Reliability Act	Michigan statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers no later than January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a 5 percent reduction in residential rates, establishes rate freeze and rate cap, and allows for securitization

Detroit Edison	The Detroit Edison Company, a non-affiliated company

DOE	U.S. Department of Energy

Dow	The Dow Chemical Company, a non-affiliated company

Duke Energy	Duke Energy Corporation, a non-affiliated company

3

EITF	Emerging Issues Task Force

Enterprises	CMS Enterprises Company, a subsidiary of CMS Energy

EPA	Environmental Protection Agency

EPS	Earnings per share

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FMLP	First Midland Limited Partnership, a partnership which holds a 75.5% lessor interest in the Midland Cogeneration Venture facility

FTC	Federal Trade Commission

GCR	Gas cost recovery

GTNs	CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B, $150 million Series C, $200 million Series D and $400 million Series E

Huron	Huron Hydrocarbons, Inc., a subsidiary of Consumers

kWh	Kilowatt-hour

Loy Yang	The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest

LNG	Liquefied natural gas

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf	Thousand cubic feet

MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland

MD&A	Management’s Discussion and Analysis

MEPCC	Michigan Electric Power Coordination Center

Michigan Gas Storage	Michigan Gas Storage Company, a subsidiary of Consumers

Michigan State Utility Workers Council	The executive board and negotiating body for local chapters of the Union

MMBtu	Million British thermal unit

MPSC	Michigan Public Service Commission

MW	Megawatts

NEIL	Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies

NOx	Nitrogen Oxide

NRC	Nuclear Regulatory Commission

NYMEX	New York Mercantile Exchange

Outstanding Shares	Outstanding shares of Class G Common Stock

Palisades	Palisades nuclear power plant, owned by Consumers

4

Panhandle	Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline LNG. Panhandle is a wholly owned subsidiary of CMS Gas Transmission

Panhandle Eastern Pipe Line	Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission

Panhandle Storage	CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company

PCBs	Poly chlorinated biphenyls

PECO	PECO Energy Company, a non-affiliated company

PPA	The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990

PSCR	Power supply cost recovery

RTO	Regional Transmission Organization

Sea Robin	Sea Robin Pipeline Company

SEC	Securities and Exchange Commission

Securitization	A financing authorized by statute in which the statutorily assured flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of rate reduction bonds issued by a special purpose entity affiliated with such utility.

Senior Credit Facility	$1 billion one-year revolving credit facility maturing in June 2001

SFAS	Statement of Financial Accounting Standards

SOP	Statement of position

Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

TBtu	Trillion british thermal unit

Transition Costs	Stranded Costs, as defined, plus the costs incurred in the transition to competition.

Trunkline	Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line Company

Trunkline LNG	Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line Company

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union	Utility Workers of America, AFL-CIO

5

CMS Energy Corporation

Management’s Discussion and Analysis

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

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy’s 1999 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, CMS Energy’s Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements made by CMS Energy from time to time contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans,” and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause CMS Energy’s actual results to differ materially from those anticipated in such statements. CMS Energy disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. CMS Energy details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled “CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors” in CMS Energy’s 1999 Form 10-K Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact CMS Energy’s outlook. This report also describes material contingencies in the Condensed Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

RESULTS OF OPERATIONS

CMS Energy Consolidated Earnings

	In Millions, Except Per Share Amounts

Three months ended June 30,	2000	1999	Change

Consolidated Net Income	$81	$75	$6

Net Income Attributable to Common Stocks:

CMS Energy	81	74	7

Class G	—	1	(1)

Earnings Per Average Common Share:

CMS Energy

Basic	.73	.68	.05

Diluted	.72	.67	.05

Class G

Basic and Diluted	—	.10	(.10)

CMS-1

	In Millions, Except Per Share Amounts

Six months ended June 30,	2000	1999	Change

Consolidated Net Income	$161	$173	$(12)

Net Income Attributable to Common Stocks:

CMS Energy	161	162	(1)

Class G	—	11	(11)

Earnings Per Average Common Share:

CMS Energy

Basic	1.44	1.50	(.06)

Diluted	1.42	1.48	(.06)

Class G

Basic and Diluted	—	1.28	(1.28)

The increase in consolidated net income for the second quarter 2000 over the comparable period in 1999 resulted from increased earnings from CMS Energy’s diversified energy businesses, including the independent power production business, the natural gas transmission, storage and processing business, the oil and gas exploration and production business, the marketing, services and trading business and the international energy distribution business, as well as gains on the sale of non-strategic assets. Partially offsetting these increases were decreased earnings from the electric and gas utilities, as well as higher interest expense principally related to the Panhandle acquisition. Second quarter 2000 results include approximately $50 million or $.43 per diluted share, of after-tax gains from major asset sales. CMS Energy’s recurring asset optimization program is expected to generate $50 million of pre-tax gains, or approximately $.30 per diluted share, from asset sales annually. As a result, approximately $.13 per diluted share of after-tax gains exceeds the amount CMS Energy expects to sustain in future years.

The decrease in consolidated net income for the six months ended June 30, 2000 over the comparable period in 1999 resulted from decreased earnings from the electric and gas utilities, coupled with higher interest expense principally related to the Panhandle acquisition. Partially offsetting these decreases were increased earnings from CMS Energy’s diversified energy businesses, including the natural gas transmission, storage and processing business primarily reflecting ownership of Panhandle for the entire first six months of 2000 versus only the second quarter of 1999, the independent power production business, the oil and gas exploration and production business, the international energy distribution business, and the marketing, services and trading business, as well as gains on the sale of non-strategic assets. The six months ended June 30, 2000 results include approximately $50 million, or $.43 per diluted share of after-tax gains from major asset sales. Approximately $.13 per diluted share of after-tax gains exceeds the amount CMS Energy expects to sustain in future years as part of its recurring asset optimization program.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CMS-2

Consumers’ Electric Utility Results of Operations

Electric Pretax Operating Income: For the three months ended June 30, 2000, electric pretax operating income decreased $13 million from the comparable period in 1999. The earnings decrease reflects increased power costs not totally recoverable from customers, the 5 percent residential customer rate reduction resulting from the Customer Choice and Electricity Reliability Act, and increased operating expenses. For the six months ended June 30, 2000, electric pretax operating income decreased $32 million from the comparable period in 1999. The earnings decrease also reflects the increased cost of purchased power and the impact of the electric rate reduction partially offset by increased electric sales to customers. Due to changes in regulation, since 1998 differences in power supply costs now impact Consumers’ earnings. In the past, such cost changes did not impact electric pretax operating income because Consumers passed the cost of electric power on to electric customers. During the current year, Consumers needed additional purchased electric power to meet customer requirements due to scheduled and unscheduled outages at Consumers’ internal generators. The following table quantifies these impacts on pretax operating income:

		In Millions

	Three Months	Six Months
	Ended June 30	Ended June 30
Change Compared to Prior Year	2000 vs 1999	2000 vs 1999

Electric deliveries	$4	$12

Power supply costs and related revenue	(3)	(25)

Rate decrease	(5)	(5)

Non-commodity revenue	(2)	(5)

Operation and maintenance expense	(8)	(8)

General taxes and depreciation expense	1	(1)

Total change	$(13)	$(32)

Electric Deliveries: Electric deliveries were 10.1 billion kWh for the three months ended June 30, 2000, essentially unchanged from the second quarter of 1999. Electric deliveries were 19.8 billion kWh for the six months ended June 30, 2000, a slight decrease from the corresponding 1999 period. Total electric deliveries decreased due to lower intersystem sales, less usage by industrial customers, and lower residential space heating.

Power Supply Costs:

		In Millions

June 30	2000	1999	Change

Three months ended	$294	$293	$1

Six months ended	594	571	23

Power supply costs were essentially unchanged for the three months ended June 30, 2000 from the comparable period in 1999 but increased for the six month period, primarily due to higher interchange power costs. Consumers had to purchase more external power because internal generation decreased due to scheduled and unscheduled outages.

CMS-3

Consumers’ Gas Utility Results of Operations

Gas Pretax Operating Income:

Gas pretax operating income decreased in the three months ended June 30, 2000 by $44 million. The earnings decrease primarily reflects sharply higher gas prices in 2000 and the establishment of a $45 million regulatory obligation related to the higher prices above the frozen gas customer rate. These decreases are partially offset by higher gas deliveries due to cooler temperatures in the three months ended June 30, 2000. Gas pretax operating income decreased in the six months ended June 30, 2000 by $59 million. The earnings decrease primarily reflects decreased gas deliveries in the six months ended June 30, 2000 due to warmer temperatures during the heating season and the higher gas prices purchased for the next heating season as described for the three month period. Due to a temporary change in regulation, differences in gas costs directly impact Consumers’ earnings. This change in regulation relates to the gas industry restructuring initiatives, which provide Consumers the opportunity to temporarily benefit or lose from changes in commodity gas prices. See Note 2, Uncertainties, “Consumers’ Gas Utility Matters — Gas Restructuring”, for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.

		In Millions

	Three Months	Six Months
	Ended June 30	Ended June 30
Change Compared to Prior Year	2000 vs 1999	2000 vs 1999

Gas deliveries	$4	$(6)

Gas commodity costs and related revenue	(50)	(61)

Gas wholesale and retail services	2	4

Operation and maintenance expense	1	3

General taxes and depreciation expense	(1)	1

Total change	$(44)	$(59)

Gas Deliveries: Gas system deliveries for the three months ended June 30, 2000, including miscellaneous transportation totaled 66 bcf, an increase of 4 bcf or 6 percent compared with 1999. The increased deliveries reflect cooler temperatures during the second quarter of 2000. Gas system deliveries for the six months ended June 30, 2000, including miscellaneous transportation totaled 227 bcf, a decrease of 1 bcf or .5 percent compared with 1999.

Cost of Gas Sold:

			In Millions

June 30	2000	1999	Change

Three months ended	$95	$78	$17

Six months ended	$390	$384	$6

The cost of gas sold increased for the three months ended June 30, 2000 due to higher gas prices and increased gas deliveries due to cooler than normal temperature. Higher gas prices also impacted the cost of gas sold for the six months ended June 30, 2000. These higher gas costs were partially offset by decreased sales from warmer than normal temperatures during the first quarter of 2000.

CMS-4

Natural Gas Transmission, Storage and Processing Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 2000 increased $4 million (9 percent) from the comparable period in 1999. The increase reflects increased earnings from international and domestic operations, including Sea Robin, which was acquired in March 2000, partially offset by decreased earnings from Panhandle. Pretax operating income for the six months ended June 30, 2000 increased $78 million (170 percent) from the comparable period in 1999. The increase reflects earnings from Panhandle and Sea Robin, which CMS Energy acquired in March 1999 and March 2000, respectively, as well as increased earnings from other international and domestic operations and lower operating expenses.

Independent Power Production Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 2000 increased $29 million (74 percent) from the comparable period in 1999. The increase primarily reflects the earnings benefits from a new facility in Asia, the restructuring of a power supply contract and increased earnings from international and domestic plant operations. Partially offsetting these increases were higher operating expenses and a scheduled reduction in operating fees. Pretax operating income for the six months ended June 30, 2000 increased $19 million (29 percent) from the comparable period in 1999. The increase is attributable to earnings from the new Asian facility, the restructuring of a power supply contract and increased earnings from international plant operations. Partially offsetting these increases were decreased earnings from domestic plants and the MCV Facility, a scheduled reduction in operating fees and higher operating expenses.

Oil and Gas Exploration and Production Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 2000 increased $1 million (20 percent) from the comparable period in 1999 as a result of higher realized commodity prices and increased production from West Texas and Powder River properties, partially offset by increased general and administrative expenses and reduced earnings from northern Michigan oil and gas properties which were sold in March 2000. Pretax operating income for the six months ended June 30, 2000 increased $3 million (43 percent) from the comparable period in 1999 as a result of higher realized commodity prices and increased production from West Texas and Powder River properties, partially offset by lower northern Michigan production as a result of the aforementioned sale in March 2000 and higher operating, general and administrative, and exploration costs.

Marketing, Services and Trading Results of Operations

Pretax Operating Income: Pretax operating earnings for the three months ended June 30, 2000 increased $4 million from the comparable period in 1999. The increase primarily reflects increased earnings from wholesale gas activities, including mark-to-market adjustments on trading contracts, which benefited from natural gas market price increases, partially offset by reduced margins from wholesale electric activities. Pretax operating income for the six months ended June 30, 2000 increased $4 million from the comparable period in 1999 as a result of increased wholesale gas earnings due to increases in natural gas market prices, increased LNG sales and earnings benefits from an energy management services acquisition made in late 1999, partially offset by reduced margins from wholesale electric activities.

CMS-5

International Energy Distribution Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 2000 increased $2 million (100 percent) from the comparable period in 1999. The increase primarily reflects earnings from new investments in a Brazilian electric distribution utility as well as lower operating expenses. Pretax operating income for the six months ended June 30, 2000 increased $14 million (350 percent) from the comparable period in 1999. The increase is the result of increased earnings from new investments in a Brazilian electric distribution utility, increased earnings from Argentine and Venezuelan electric distribution utilities, and lower operating expenses.

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

Commodity Price Risk: Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) to manage commodity price risk. The prices of energy commodities, such as gas, oil, electric and natural gas liquids, fluctuate due to changes in the supply of and demand for those commodities. To reduce price risk caused by these market fluctuations, CMS Energy hedges certain inventory and purchases and sales contracts. A hypothetical 10 percent adverse shift in quoted commodity prices in the near term would not have had a material impact on CMS Energy’s consolidated financial position, results of operations or cash flows as of June 30, 2000. The analysis assumes that the maximum exposure associated with purchased options is limited to prices paid. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $7.2 billion at June 30, 2000 with a fair value of $6.7 billion. The fair value of CMS Energy’s interest rate swaps at June 30, 2000, with a notional amount of $1.9 billion, was $1 million, representing the amount CMS Energy would pay upon settlement. A hypothetical 10 percent adverse shift in interest rates in the near term would not have a material effect on CMS Energy’s consolidated financial position, results of operations or cash flows as of June 30, 2000.

CMS-6

Currency Exchange Risk: Management uses forward exchange and option contracts to hedge certain investments in foreign operations. A hypothetical 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy’s consolidated financial position or results of operations as of June 30, 2000, but would result in a net cash settlement of approximately $21 million. The estimated fair value of the foreign exchange and option contracts at June 30, 2000 was $18 million, representing the amount CMS Energy would pay upon settlement.

Equity Security Price Risk: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy’s consolidated financial position, results of operations or cash flows as of June 30, 2000.

For a discussion of accounting policies related to derivative transactions, see Note 5.

CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

CMS Energy’s primary ongoing source of cash is dividends and distributions from subsidiaries. During the first six months of 2000, Consumers paid $109 million in common dividends and Enterprises paid $454 million in common dividends and distributions to CMS Energy. In July 2000, Consumers declared a $17 million dividend payable in August 2000 to CMS Energy. CMS Energy’s consolidated cash requirements are met by its operating and financing activities.

Operating Activities: CMS Energy’s consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $183 million and $440 million for the first six months of 2000 and 1999, respectively. The $257 million decrease resulted primarily from a decrease in earnings, excluding gains from asset sales, the timing of cash receipts and payments related to working capital items, a decrease in deferred taxes, and an increase in undistributed equity earnings of unconsolidated subsidiaries. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

Investing Activities: CMS Energy’s consolidated net cash used in investing activities totaled $37 million and $2.441 billion for the first six months of 2000 and 1999, respectively. The decrease of $2.404 billion primarily reflects the acquisition of Panhandle in March 1999 for $1.9 billion and a $558 million increase in proceeds from the sales of assets. CMS Energy’s expenditures (excluding acquisitions) during the first six months of 2000 for its utility and diversified energy businesses were $243 million and $279 million, respectively, compared to $197 million and $357 million, respectively, during the comparable period in 1999.

CMS-7

Financing Activities: CMS Energy’s net cash used in financing activities totaled $38 million for the first six months of 2000, while net cash provided by financing activities totaled $2.113 billion for the first six months of 1999. Net cash provided in 1999 primarily related to funding the approximately $1.9 billion Panhandle acquisition in March 1999. The decrease of $2.151 billion in net cash provided by financing activities resulted from a decrease of $2.119 billion in the issuance of new securities (see table below for securities issued in first six months of 2000), an increase in the retirement of bonds and other long-term debt ($186 million), and an increase in the repurchase of common stock, net of common stock issuances ($177 million), partially offset by decreases in the retirement of notes payable ($138 million) and preferred stock ($194 million).

						In Millions

			Distribution/		Principal
	Month Issued	Maturity	Interest Rate		Amount	Use of Proceeds

CMS Energy

GTNs Series E	(1)	(1)	8.8	%(1)	$62	General corporate purposes

					$62

Panhandle

Senior Notes	March	2010	8.25%		$100	To fund acquisition

						of Sea Robin and general

						corporate purposes

					$100

Total					$162

(1)	GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

For the first six months of 2000, CMS Energy declared and paid $82 million in cash dividends to holders of CMS Energy Common Stock. In July 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in August 2000.

Other Investing and Financing Matters: At June 30, 2000, the book value per share of CMS Energy Common Stock was $21.36.

At August 1, 2000, CMS Energy had an aggregate $1.6 billion in securities registered for future issuance.

CMS Energy’s Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2000, the total amount available under the Senior Credit Facility was $270 million, and under the unsecured lines of credit was $24 million. For detailed information, see Note 3, incorporated by reference herein.

CMS-8

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, incorporated by reference herein.

CMS Energy has identified for possible sale certain assets that are expected to contribute little or no earnings benefit in the short to medium term. From December 1999 through August 1, 2000, CMS Energy had sold or had reached agreements to sell $664 million of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system, all of its northern Michigan oil and gas properties, its ownership interest in the Lakewood Cogeneration plant located in Lakewood, New Jersey, and all of its ownership interest in certain oil reserves located in Ecuador. These asset sales have resulted in total cash proceeds and associated reduction of consolidated project debt of approximately $850 million. CMS Energy plans to continue to sell additional assets resulting in cash proceeds and associated reduction of consolidated project debt, as more fully discussed in the Outlook-Financial Plan section below.

In addition, in February 2000, CMS Energy announced its intention to sell its 50 percent interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ materially from the approximately $500 million investment amount currently reflected as an asset on the balance sheet.

Capital Expenditures

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $4.4 billion during 2000 through 2002. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2000 as a potential source for financing its subsidiaries’ investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

			In Millions

Years Ending December 31	2000	2001	2002

Consumers electric operations (a) (b)	$438	$580	$545

Consumers gas operations (a)	117	140	145

Natural gas transmission, storage and processing	326	210	260

Independent power production	448	200	215

Oil and gas exploration and production	182	160	165

Marketing, services and trading	32	30	5

International energy distribution	89	25	—

Other	18	25	25

	$1,650	$1,370	$1,360

(a)	These amounts include an attributed portion of Consumers’ anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b)	These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

CMS-9

CMS Energy currently plans investments in the years 2000 through 2002 in focused markets, which include: North and South America; West Africa; the Middle East and India. Investments will be made in market segments which align with CMS Energy’s varied business units’ skills with a focus on optimization and integration of existing assets, as further discussed in Outlook section below.

OUTLOOK

As the deregulation and privatization of the energy industry takes place in global energy markets, CMS Energy has positioned itself to be a leading international integrated energy company acquiring, developing and operating energy facilities and providing energy services in the United States and selected world growth markets. In the immediate future, CMS Energy expects to continue to sharpen its geographic focus on key growth areas where it has significant business concentrations and opportunities. CMS Energy provides a complete range of international energy expertise from energy production to consumption. CMS Energy intends to pursue global growth by making energy investments that provide expansion opportunities for multiple CMS Energy businesses.

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

Financial Plan

CMS Energy is currently implementing a financial plan to strengthen its balance sheet, reduce fixed expenses and enhance earnings per share growth. CMS Energy plans to raise $1 billion of asset sale proceeds and $400 million of consolidated project debt eliminations from asset sales by year-end 2000. As of August 1, 2000, CMS Energy has completed the sale of assets resulting in approximately $850 million of cash proceeds and associated debt reduction of consolidated project debt.

CMS Energy management believes that the sale of specific assets to interested industry buyers will allow CMS Energy to achieve more geographic and business focus, thereby permitting CMS Energy to concentrate on its most profitable and growing ventures.

CMS Energy will continue to evaluate alternatives to strengthen its balance sheet and to enhance shareholder value. These actions are expected to make further issuance of CMS Energy Common Stock unnecessary in the foreseeable future, except for issuances in connection with existing convertible securities, a major acquisition, employee benefit plans and the stock purchase plan.

The Board of Directors approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. As of August 1, 2000, CMS Energy had repurchased approximately 6.6 million shares.

CMS-10

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

CMS Energy intends to use its marketing, services and trading business to improve the return on CMS Energy’s other business assets. One method to achieve this goal is to use marketing and trading to enhance performance of assets, such as gas reserves and power plants. Other strategies include expanding CMS Energy’s industrial and commercial energy services to enhance our commodity marketing business, using CMS Energy’s gas production as a hedge to commodity risk in other areas of our business, and developing risk management products that address customer needs.

CMS Energy also intends to grow its oil and gas exploration and production business focusing its domestic interest gas exploration and production in west Texas and the Powder River Basin and its international interest in South America and Africa.

Consumers’ Electric Utility Outlook

Growth: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2005 based on a steadily growing customer base. This growth rate does not take into account the possible impact on the industry of restructuring or changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

Competition and Regulatory Restructuring: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier. Competition affects, and will continue to affect, Consumers’ retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved these contracts as part of its phased introduction to competition. During the period from 2000 through 2005, depending on future business and regulatory circumstances, these contracts can be terminated or restructured. These contracts involve approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison’s application. Detroit Edison and Consumers are currently in negotiations to terminate or restructure the MEPCC operations. Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by termination or restructuring of the MEPCC.

CMS-11

Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the “Customer Choice and Electricity Reliability Act,” which became effective June 5, 2000.

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

Rate Matters: Prior to June 5, 2000 there were several pending rate issues that could have affected Consumers’ electric business. As a result of the passage of the Customer Choice and Electricity Reliability Act, certain MPSC rate proceedings and a complaint by ABATE seeking a reduction in rates have been dismissed.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, and Note 2, Uncertainties, “Consumers’ Electric Utility Rate Matters – Electric Restructuring” and “Consumers’ Electric Utility Rate Matters – Electric Proceedings,” incorporated by reference herein.

Uncertainties: Several electric business trends or uncertainties may affect CMS Energy’s financial results and condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) electric industry restructuring, including the ability to offset the 5 percent reduction in residential rates with savings from Securitization and the ability to recover Stranded Costs; 4) the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and 5) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

CMS-12

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

Gas Restructuring: In December 1997, the MPSC approved Consumers’ application to implement, effective April 1, 1998, a gas customer choice pilot program that was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this pilot program ends on March 31, 2001, these customers will again become Consumers’ gas commodity customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of June 30, 2000, more than 160,000 customers chose alternative gas suppliers, representing approximately 11 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers’ earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals’ decision. Subsequent to June 30, 2000, the MPSC issued an order directing Consumers and certain other Michigan gas utilities to undertake a collaborative process, including public meetings with MPSC staff and other interested parties during August and September 2000, for the purpose of developing uniform terms and conditions for the future provision of gas customer choice to all Michigan customers.

During the first two years of the pilot program, Consumers realized a benefit of $45 million as delivered gas commodity prices were below the $2.84 per mcf level collected from customers. Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the program that ends March 31, 2001. Estimated loss of earnings for this last year of the program could range from $45 million to $135 million, of which Consumers has already recognized $45 million in the second quarter 2000 as a regulatory obligation. Under the provisions of the pilot program, Consumers has the right to request termination of the program at any time and to return to a GCR mechanism, pursuant to which the customer gas commodity prices would increase significantly from the current frozen rate. As an alternative to exercising that right, Consumers is considering an approach that, if approved by the MPSC, would potentially avoid further losses any greater than the $45 million already recognized and mitigate the customer rate increases that would otherwise result. It is expected that such an approach could be implemented this fall.

CMS-13

In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the “gas choice program.” Consumers is participating in the legislative process involving these bills. They provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004; 2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new “safe haven” pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing “slamming”, the switching of a customer’s gas supplier without consent, and “cramming”, the inclusion of optional products and services without the customer’s authorization. The bills establishing the gas choice program have become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including the gas utility coalition. Consumers cannot predict the timing or outcome of this legislative process.

Uncertainties: CMS Energy’s financial results and position may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended GCR and the success or failure of initiatives undertaken to protect against gas commodity price increases.

Consumers’ Other Outlook

The Union represents Consumers’ operating, maintenance and construction employees. Consumers and the Union negotiated a new collective bargaining agreement that became effective as of June 1, 2000. By its terms, that agreement will continue in full force and effect until June 1, 2005. Consumers is evaluating the financial effect of changes in the agreement.

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers’ customers.

CMS-14

Panhandle Outlook

CMS Energy intends to use Panhandle as a platform for expansion in the United States. The growth strategy around Panhandle includes enhancing the opportunities to extract value for other CMS businesses involved in electric power generation and distribution, gathering, processing, exploration and production. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects recently completed or in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum, which reduces revenues. New contracts in the current market conditions tend to be of shorter duration than the expiring contracts being replaced, which will also increase revenue volatility. In addition, Trunkline in 1996 filed with FERC and placed into effect a general rate increase; however, a subsequent January 2000 FERC order could, if approved without modification upon rehearing, reduce Trunkline’s tariff rates and future revenue levels by up to 3% of Panhandle’s consolidated revenues. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

Regulatory Matters: For detailed information about Panhandle’s regulatory uncertainties see Note 2, Uncertainties – Panhandle Matters, incorporated by reference herein.

OTHER MATTERS

New Accounting Rules

In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No.133. In June 2000, the FASB also issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001, and SFAS 138 clarifies certain issues pertaining to SFAS 133. CMS Energy is currently studying SFAS 133 and will adopt SFAS 133 as of January 1, 2001, but has yet to quantify the effects of adoption on its financial statements.

Foreign Currency Translation

CMS Energy adjusts common stockholders equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 2000 through June 30, 2000, the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $90 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy’s financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $370 million at June 30, 2000, which includes $25 million, $150 million and $195 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at June 30, 2000 was $18 million, representing the amount CMS Energy would pay upon settlement.

CMS-15

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended

June 30	2000	1999	2000	1999

		In Millions, Except Per Share Amounts

Operating Revenue Electric utility	$647	$663	$1,287	$1,299

Gas utility	148	175	623	681

Natural gas transmission, storage and processing	177	186	355	290

Independent power production	131	86	212	158

Oil and gas exploration and production	33	25	65	44

Marketing, services and trading	391	146	742	304

International energy distribution	65	45	128	83

Other	7	6	14	10

	1,599	1,332	3,426	2,869

Operating Expenses Operation
Fuel for electric generation	104	106	182	199

Purchased power — related parties	151	139	297	278

Purchased and interchange power	163	103	331	206

Cost of gas sold	430	253	1,021	749

Other	261	253	489	459

	1,109	854	2,320	1,891

Maintenance	73	49	149	88

Depreciation, depletion and amortization	142	138	318	288

General taxes	70	60	141	126

	1,394	1,101	2,928	2,393

Pretax Operating Income (Loss) Electric utility	109	122	224	256

Gas utility	(28)	16	35	94

Natural gas transmission, storage and processing	47	43	124	46

Independent power production	68	39	85	66

Oil and gas exploration and production	6	5	10	7

Marketing, services and trading	—	(4)	4	—

International energy distribution	4	2	10	(4)

Other	(1)	8	6	11

	205	231	498	476

Other Income (Deductions) Accretion income	1	1	1	2

Accretion expense	(2)	(4)	(4)	(7)

Gain on asset sales, net of foreign currency translation losses of $25 in 2000	61	7	69	9

Other, net	1	11	(3)	13

	61	15	63	17

Fixed Charges Interest on long-term debt	144	134	291	230

Other interest	12	11	12	24

Capitalized interest	(11)	(13)	(21)	(23)

Preferred dividends	—	—	1	5

Preferred securities distributions	24	9	47	17

	169	141	330	253

Income Before Income Taxes and Minority Interests	97	105	231	240

Income Taxes	15	30	68	67

Minority Interests	1	—	2	—

Consolidated Net Income	$81	$75	$161	$173

CMS-16

		Three Months Ended		Six Months Ended

June 30		2000	1999	2000	1999

			In Millions, Except Per Share Amounts
Net Income Attributable to Common Stocks	CMS Energy	$81	$74	$161	$162

	Class G	-	$1	-	$11

Average Common Shares Outstanding	CMS Energy	110	109	112	108
	Class G	-	9	-	9

Basic Earnings Per Average Common Share	CMS Energy	$.73	$.68	$1.44	$1.50

	Class G	-	$.10	-	$1.28

Diluted Earnings Per Average Common Share	CMS Energy	$.72	$.67	$1.42	$1.48

	Class G	-	$.10	-	$1.28

Dividends Declared Per Common Share	CMS Energy	$.365	$.33	$.73	$.66

	Class G	-	$.325	-	$.65

The accompanying condensed notes are an integral part of these statements.

CMS-17

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

June 30	2000	1999

		In Millions

Cash Flows from Operating Activities Consolidated net income	$161	$173

Adjustments to reconcile net income to net cash provided by operating activities Depreciation, depletion and amortization (includes nuclear decommissioning of $19 and $24, respectively)	318	288

Capital lease and debt discount amortization	16	26

Accretion expense	4	7

Accretion income — abandoned Midland project	(1)	(2)

MCV power purchases	(28)	(28)

Undistributed earnings of related parties	(101)	(46)

Deferred income taxes and investment tax credit	(37)	43

Gain on the sale of assets, net of foreign currency translation losses	(69)	(9)

Regulatory obligation — gas choice	45	—

Changes in other assets and liabilities	(125)	(12)

Net cash provided by operating activities	183	440

Cash Flows from Investing Activities Acquisition of companies, net of cash acquired	(74)	(1,899)

Capital expenditures (excludes assets placed under capital lease)	(488)	(291)

Investments in partnerships and unconsolidated subsidiaries	(24)	(258)

Cost to retire property, net	(53)	(39)

Proceeds from sale of property	574	16

Other	28	30

Net cash used in investing activities	(37)	(2,441)

Cash Flows from Financing Activities Proceeds from bank loans, notes and bonds	344	2,463

Issuance of common stock	3	51

Retirement of bonds and other long-term debt	(234)	(48)

Repurchase of common stock	(129)	—

Increase (decrease) in notes payable, net	74	(64)

Payment of common stock dividends	(82)	(77)

Payment of capital lease obligations	(14)	(18)

Retirement of preferred stock	—	(194)

Net cash provided by (used in) financing activities	(38)	2,113

Net Increase in Cash and Temporary Cash Investments	108	112

Cash and Temporary Cash Investments, Beginning of Period	132	101

Cash and Temporary Cash Investments, End of Period	$240	$213

CMS-18

Other cash flow activities and non-cash investing and financing activities were:

Cash transactions

Interest paid (net of amounts capitalized)	$258	$186

Income taxes paid (net of refunds)	24	41

Non-cash transactions

Nuclear fuel placed under capital lease	$3	$(2)
Other assets placed under capital leases	7	7

Assumption of debt	—	305

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

The accompanying condensed notes are an integral part of these statements.

CMS-19

CMS Energy Corporation
Consolidated Balance Sheets

	June 30		June 30
	2000	December 31	1999
ASSETS	(Unaudited)	1999	(Unaudited)

			In Millions

Plant and Property (At cost) Electric utility	$7,073	$6,981	$6,832

Gas utility	2,497	2,461	2,394

Natural gas transmission, storage and processing	2,078	1,934	1,882

Independent power production	734	974	575

Oil and gas properties (successful efforts method)	531	817	706

International energy distribution	446	445	368

Other	93	62	49

	13,452	13,674	12,806

Less accumulated depreciation, depletion and amortization	6,207	6,157	5,917

	7,245	7,517	6,889

Construction work-in-progress	854	604	363

	8,099	8,121	7,252

Investments Independent power production	957	950	1,017

Natural gas transmission, storage and processing	382	369	498

International energy distribution	41	150	146

Midland Cogeneration Venture Limited Partnership	261	247	230

First Midland Limited Partnership	246	240	238

Other	42	40	35

	1,929	1,996	2,164

Current Assets Cash and temporary cash investments at cost, which approximates market	240	132	213

Accounts receivable, notes receivable and accrued revenue, less allowances of $20, $12 and $15, respectively	1,030	959	931

Inventories at average cost Gas in underground storage	166	225	167

Materials and supplies	196	158	145

Generating plant fuel stock	47	47	32

Deferred income taxes	16	33	9

Prepayments and other	249	263	196

	1,944	1,817	1,693

Non-current Assets Goodwill, net	915	891	709

Nuclear decommissioning trust funds	612	602	581

Unamortized nuclear costs	490	519	521

Notes and lease receivable	421	44	6

Postretirement benefits	333	348	358

Notes receivable — related party	223	251	15

Abandoned Midland project	35	48	60

Other	706	825	780

	3,735	3,528	3,030

Total Assets	$15,707	$15,462	$14,139

CMS-20

	June 30		June 30
	2000	December 31	1999
STOCKHOLDERS' INVESTMENT AND LIABILITIES	(Unaudited)	1999	(Unaudited)

			In Millions

Capitalization Common stockholders’ equity	$2,345	$2,456	$2,390

Preferred stock of subsidiary	44	44	44

Company-obligated mandatorily redeemable preferred securities of:

Consumers Power Company Financing I (a)	100	100	100

Consumers Energy Company Financing II (a)	120	120	120

Consumers Energy Company Financing III (a)	175	175	—

Company-obligated convertible Trust Preferred Securities of:

CMS Energy Trust I (b)	173	173	173

CMS Energy Trust II (b)	301	301	—

Company-obligated Trust Preferred Securities of CMS RHINOS Trust (c)	250	250	250

Long-term debt	6,918	6,987	7,079

Non-current portion of capital leases	197	88	92

	10,623	10,694	10,248

Minority Interests	212	222	148

Current Liabilities Current portion of long-term debt and capital leases	547	552	306

Notes payable	278	230	264

Accounts payable	824	775	397

Accrued taxes	309	320	261

Accrued interest	163	148	106

Accounts payable — related parties	65	61	73

Power purchases — MCV Partnership	47	47	47

Accrued refunds	—	11	14

Other	375	363	363

	2,608	2,507	1,831

Non-current Liabilities Deferred income taxes	612	702	646

Postretirement benefits	469	485	488

Deferred investment tax credit	122	126	131

Regulatory liabilities for income taxes, net	82	64	115

Power purchases — MCV Partnership	50	73	101

Other	929	589	431

	2,264	2,039	1,912

Commitments and Contingencies (Notes 1 and 2)

Total Stockholders’ Investment and Liabilities	$15,707	$15,462	$14,139

(a)	The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25 percent subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see Note 7 to the Consolidated Financial Statements contained in CMS Energy’s 1999 Form 10-K .

(b)	The primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated deferrable interest debentures due 2027 from CMS Energy. The primary asset of CMS Energy Trust II is $310 million principal amount of 8.625 percent convertible junior subordinated debentures due July 2004 from CMS Energy. For further discussion, see Note 7 contained in CMS Energy’s 1999 Form 10-K.

(c)	As described in Note 7 contained in CMS Energy’s 1999 Form 10-K, the primary asset of CMS RHINOS Trust is $258 million principal amount of LIBOR plus 1.75 percent subordinated deferrable interest debentures due September 2001 from CMS Energy.

The accompanying condensed notes are an integral part of these statements.

CMS-21

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended

June 30	2000	1999	2000	1999

			In Millions

Common Stock At beginning and end of period	$1	$1	$1	$1

Other Paid-in Capital At beginning of period	2,653	2,619	2,749	2,594

Redemption of affiliate’s preferred stock	—	—	—	(2)

Common stock repurchased	(27)	—	(129)	—

Common stock reissued	—	—	3	—

Common stock issued:

CMS Energy	—	21	3	47

Class G	—	3	—	4

At end of period	2,626	2,643	2,626	2,643

Revaluation Capital At beginning of period	3	(13)	3	(9)

Change in unrealized investments-gain (loss) (a)	(2)	23	(2)	19

At end of period	1	10	1	10

Foreign Currency Translation At beginning of period	(132)	(141)	(108)	(136)

Change in foreign currency translation realized from asset sale (a)	—	—	25	—

Change in foreign currency translation (a)	(41)	15	(90)	10

At end of period	(173)	(126)	(173)	(126)

Retained Earnings (Deficit) At beginning of period	(151)	(174)	(189)	(234)

Consolidated net income (a)	81	75	161	173

Common stock dividends declared:

CMS Energy	(40)	(36)	(82)	(71)

Class G	—	(3)	—	(6)

At end of period	(110)	(138)	(110)	(138)

Total Common Stockholders’ Equity	$2,345	$2,390	$2,345	$2,390

(a) Disclosure of Comprehensive Income:

Revaluation capital Unrealized investments-gain (loss), net of tax of $-, $(12), $- and $(10), respectively	$(2)	$23	$(2)	$19

Foreign currency translation, net	(41)	15	(65)	10

Consolidated net income	81	75	161	173

Total Consolidated Comprehensive Income	$38	$113	$94	$202

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

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management’s estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three and six months ended June 30, 2000, undistributed equity earnings were $73 million and $101 million, respectively compared to $30 million and $46 million for the three and six months ended June 30, 1999, respectively.

Foreign currency translation adjustments relating to the operation of CMS Energy’s long-term investments in foreign countries are included in common stockholders’ equity. From January 1, 2000 through June 30, 2000, the foreign currency translation amount realized from assets sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $90 million, net of after-tax hedging proceeds.

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

CMS-23

Utility Regulation

Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers’ business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. At June 30, 2000, Consumers had a net investment in energy supply facilities of $1.017 billion included in electric plant and property. See Note 2, Uncertainties, “Consumers’ Electric Utility Rate Matters – Electric Restructuring.”

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

CMS-24

	In Millions, except per share amounts

Six Months Ended June 30,	2000	1999

Operating revenue	$3,426	$3,004

Consolidated net income	$161	$184

Basic earnings per share	$1.44	$1.59

Diluted earnings per share	$1.42	$1.57

2: Uncertainties

Consumers’ Electric Utility Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects.

1997 EPA Revised NOx and Small Particulate Emissions Standards — In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. After a United States Court of Appeals found the revision an unconstitutional delegation of legislative power, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards. In January 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case. In May 2000, the Supreme Court agreed to hear the appeal.

1998 EPA Plan for NOx Emissions — In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan’s implementation plan. In early 2000, the United States Court of Appeals upheld the EPA’s final regulations. The state of Michigan has filed a petition with the United States Supreme Court appealing this ruling. During this time period, the state of Michigan established alternative less stringent nitrogen oxide emission reduction requirements. At this time the state of Michigan has decided to draft new rules to comply with the EPA requirements in parallel with its appeal to the supreme court.

Section 126 Petitions — In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers’ electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties’ petitions challenging the EPA’s rule have been filed.

CMS-25

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance — The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers’ fossil-fueled generating units range from $150 million to $290 million, calculated in 2000 dollars. If Consumers has to meet the EPA’s 1998 and/or Section 126 petition requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 2000 dollars. In both cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers’ coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers’ annual operating costs.

Cleanup and Solid Waste — Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At June 30, 2000, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

Antitrust: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. In March 1999, the court issued an opinion and order granting Consumers’ motion for summary judgment, resulting in the dismissal of the case. The plaintiffs appealed this decision. Consumers cannot predict the outcome of this appeal.

CMS-26

Consumers Electric Utility Rate Matters

Electric Restructuring: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the “Customer Choice and Electricity Reliability Act,” which became effective June 5, 2000. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by 5 percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the 5 percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales load; 6) requires Michigan utilities to join a FERC approved RTO or divest its interest in transmission facilities to an independent transmission owner; 7) requires the expansion of available transmission capability by at least 2,000 MW by January 1 of 2003; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act.

In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and the MPSC issued electric restructuring orders in March 1999 that generally supported the plan. The Customer Choice and Electricity Reliability Act states that orders issued by the MPSC before the date of this act that; 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. On June 19, 2000, the MPSC issued an order requiring Consumers to file tariffs governing its retail open access program and any revisions appropriate to comply with the Customer Choice and Electricity Reliability Act. Consumers cannot predict how the MPSC will modify the tariffs or enforce the existing restructuring orders.

On June 9, 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice and Electricity Reliability Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice and Electricity Reliability Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers’ exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin). Consumers plans a reserve margin of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers estimates the actual reserve margin for summer 2000 is in the range of 13 percent to 16 percent. The ultimate reserve margin will depend on summer weather conditions and on the level of retail open access load being served by others this summer. (Consumers offered other electric service providers with the opportunity to serve up to 600 MW of nominal retail open access load during summer 2000. As of June 30, 2000, no other electric service provider is serving the retail open access load.) To reduce the risk of

CMS-27

high energy prices during peak demand periods and to achieve its reserve margin target, Consumers has employed a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. Consumers expects to use a similar strategy in the future. As of June 30, 2000, Consumers had purchased or had commitments to purchase electric call option contracts for summer 2000 at a cost of approximately $51 million, of which $6 million had expired. Additionally, as of June 30, 2000 Consumers had purchased or had commitments to purchase electric call option contracts partially covering the reserve margin requirements for summer 2001, 2002 and 2003 at a cost of $13 million with expected total future purchases to reach $56 million this year.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance RTO. The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance structure of Alliance, its rates and its geographic configuration. Consumers and the Alliance companies sought rehearing of the Alliance order. Additionally, in a February 2000 compliance filing, the Alliance companies addressed some of the concerns expressed in the December 1999 Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

On the same day as the December 1999 Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an RTO. In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In May 2000, the FERC issued an order on compliance filing and request for rehearing and clarification. The order concluded that the Alliance RTO’s proposed structure is not in the proper scope and configuration. The FERC rejected the Alliance companies’ proposal to allow 25 percent cumulative active ownership of the Alliance RTO by the transmission owners. The May 2000 order also required the applicants to make a rate compliance filing. The FERC did not substantively address Consumers’ alternative governance structure. In June 2000, Consumers filed a request for hearing of the May 2000 order and also separately sought once again approval of its alternative governance structure. Consumers also filed a petition for review of the May 2000 order in the United States Court of Appeals for the District of Columbia Circuit.

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see “Power Purchases from the MCV Partnership” in this Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC’s 1996 order. In 1999, the Court of Appeals affirmed the MPSC’s 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court. In June 2000, the Michigan Supreme Court denied the application for leave to appeal.

CMS-28

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers’ electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers’ electric rates that approximated $189 million annually. As a result of the passage of the rate freeze imposed by the Customer Choice and Electricity Reliability Act, the MPSC issued an order on June 19, 2000 dismissing the ABATE complaint. On July 12, 2000 ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. In March 2000, Consumers filed an application with the MPSC requesting reinstatement of the PSCR clause, approval of a PSCR plan, and authorization of monthly PSCR factors from July 2000 through June 2001. As a result of the rate freeze imposed by the Customer Choice and Electricity Reliability Act, the MPSC issued an order on June 19, 2000 dismissing this application.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)

		In Millions

	Six Months Ended

June 30	2000	1999

Pretax operating income	$20	$26

Income taxes and other	6	8

Net income	$14	$18

Power Purchases from the MCV Partnership — Consumers’ annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility’s availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers’ average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

CMS-29

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement is contingent upon regulatory treatment satisfactory to Consumers. Such treatment is not yet assured. Under the terms of the agreement, after a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers’ Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers’ and other parties’ requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to file for approval of a revised capacity solicitation process (which Consumers filed). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to uncertainties associated with electric industry restructuring legislation in Michigan, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement. Consumers is currently evaluating its options associated with the PECO agreement due to the recent electric restructuring legislation and related MPSC decisions.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At June 30, 2000 and June 30, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $63 million and $96 million, respectively. The annual after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers’ after-tax cash underrecoveries associated with the PPA could be as follows:

					In Millions

	2000	2001	2002	2003	2004

Estimated cash underrecoveries at 98.5%, net of tax	$36	$39	$38	$37	$36

If the MCV Facility operates at availability levels above management’s 91.5 percent estimate made in 1992 for the remainder of the PPA, the estimated PPA liability would be deficient and Consumers will need to recognize additional operating expenses for current underrecoveries. For further discussion on the impact of the frozen PSCR, see “Electric Rate Matters” in this Note. Management continues to evaluate the adequacy of the contract loss liability considering actual MCV Facility operations, and resolution of the electric restructuring effort.

CMS-30

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders related to electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC’s failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership’s motion for summary judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

Nuclear Matters: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 31, 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, on April 2, 2000. As part of that process, Palisades submitted required NRC performance data in April 2000 that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

Palisades’ temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as “dry casks”, for temporary on-site storage. As of June 30, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades only has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15.5 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC’s screening criteria for reactor embrittlement. On February 21,

CMS-31

2000, Consumers submitted an analysis to the NRC that shows that the NRC’s screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four year construction period. This modification would extend the plant’s operation to March of 2011 and allow a full 40-year operating period, consistent with current NRC practice.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2000, Consumers had a recorded liability to the DOE of $126 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE’s declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE’s duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE’s failure to comply, has not been successful to date. In April 2000, the U.S. Senate and House of Representatives approved federal legislation that would advance the cause of moving nuclear waste to a permanent repository. The President of the United States vetoed this legislation.

On July 20, 2000, the DOE announced that an agreement had been reached with a utility to address the DOE’s delay in accepting spent fuel. The DOE stated that the agreement, which is in the form of a contract amendment, is intended to be a framework that can be applied to all Nuclear Power Plants. Consumers is evaluating this matter further.

Consumers Gas Utility Contingencies

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of June 30, 2000, after consideration of prior years’ expenses, Consumers has a remaining accrued liability of $59 million and a regulatory asset of $64 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in

CMS-32

a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Consumers Gas Utility Matters

Gas Restructuring: In December 1997, the MPSC approved Consumers’ application to implement, effective April 1, 1998, a gas customer choice pilot program that was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this pilot program ends on March 31, 2001, these customers will again become Consumers’ gas commodity customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of June 30, 2000, more than 160,000 customers chose alternative gas suppliers, representing approximately 11 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers’ earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals’ decision. Subsequent to June 30, 2000, the MPSC issued an order directing Consumers and certain other Michigan gas utilities to undertake a collaborative process, including public meetings with MPSC staff and other interested parties during August and September 2000, for the purpose of developing uniform terms and conditions for the future provision of gas customer choice to all Michigan customers.

During the first two years of the pilot program, Consumers realized a benefit of $45 million as delivered gas commodity prices were below the $2.84 per mcf level collected from customers. Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the program that ends March 31, 2001. Estimated loss of earnings for this last year of the program could range from $45 million to $135 million, of which Consumers has already recognized $45 million in the second quarter 2000 as a regulatory obligation. Under the provisions of the pilot program, Consumers has the right to request termination of the program at any time and to return to a GCR mechanism, pursuant to which the customer gas commodity prices would increase significantly from the current frozen rate. As an alternative to exercising that right, Consumers is considering an approach that, if approved by the MPSC, would potentially avoid further losses any greater than the $45 million already recognized and mitigate the customer rate increases that would otherwise result. It is expected that such an approach could be implemented this fall.

Panhandle Matters

Regulatory Matters: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million which were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved

CMS-33

without modification, would result in a substantial reduction to Trunkline’s tariff rates which would impact future revenues and require refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At June 30, 2000 and December 31, 1999, Accounts Receivable included $56 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $56 million and $54 million, respectively, for related obligations.

Environmental Matters: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the United States EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line Company’s and Trunkline’s share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle’s financial position, liquidity, or results of operations.

Other Uncertainties

CMS Generation – Loy Yang: At June 30, 2000, CMS Energy has an approximately $500 million investment in Loy Yang. In February 2000, CMS Energy announced its intention to sell its 50 percent interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ materially in the near term from the amount currently reflected as an asset on the balance sheet.

CMS Generation Environmental Matters: CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current environmental regulatory standards.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.65 billion for 2000, $1.37 billion for 2001, and $1.36 billion for 2002. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

Other: As of June 30, 2000, CMS Energy and Enterprises guaranteed up to $605 million in contingent obligations of unconsolidated affiliates and related parties.

In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty,

CMS-34

implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy filed a response denying all the claims made by the plaintiffs and asserting several counterclaims. CMS Energy believes this lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy’s financial position, liquidity, or results of operations.

3: Short-Term and Long-Term Financings, and Capitalization

CMS Energy: CMS Energy’s Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $38 million. As of June 30, 2000, the total amount utilized under the Senior Credit Facility and the unsecured lines of credit were $730 million and $14 million, respectively, and the amounts available under the Senior Credit Facility and the unsecured lines of credit were $270 million and $24 million, respectively.

At June 30, 2000, CMS Energy had $111 million of Series A GTNs, $107 million of Series B GTNs, $130 million of Series C GTNs, $199 million Series D GTNs, and $340 million Series E GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.1 percent, 7.9 percent, 7.0 percent and 7.7 percent, respectively.

In February 2000, the Board of Directors approved a stock repurchase program whereby CMS Energy could reacquire up to 10 million shares of CMS Energy Common Stock. As of June 30, 2000, CMS Energy had reacquired approximately 6.6 million shares.

CMS Energy is currently implementing a financial plan to strengthen its balance sheet, reduce fixed expenses and enhance earnings per share growth. In conjunction with this plan, CMS Energy has identified for possible sale certain non-strategic assets which are expected to contribute little or no earnings benefits in the short to medium term. In addition, this plan will allow CMS Energy to achieve more geographic and business focus, thereby allowing CMS Energy to concentrate on its most profitable and growing ventures. From December 1999 through June 30, 2000, CMS Energy has received $664 million of proceeds from the sale of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system, all of its northern Michigan oil and gas properties, its ownership interest in the Lakewood Cogeneration plant located in Lakewood, New Jersey, and all of its ownership interest in certain oil reserves located in Ecuador.

Consumers: At July 1, 2000, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining

CMS-35

FERC authorization to issue through June 2002 up to $250 million and $800 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $145 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2000, a total of $275 million was outstanding at a weighted average interest rate of 7.8 percent, compared with $264 million outstanding at June 30, 1999, at a weighted average interest rate of 6.1 percent.

Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2000 and 1999, receivables sold under the program totaled $283 million and $266 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the provisions of its Articles of Incorporation, Consumers had $360 million of unrestricted retained earnings available to pay common dividends at June 30, 2000. In January 2000, Consumers declared and paid a $79 million common dividend, in April 2000, Consumers declared a $30 million common dividend which was paid in May 2000. In July 2000, Consumers declared a $17 million common dividend payable in August 2000.

Panhandle: In March 2000, Panhandle received net proceeds of $99 million from the sale of $100 million 8.25 percent senior notes, due April 2010. Proceeds from this offering were used to fund the acquisition of Sea Robin, a 1 bcf per day natural gas and condensate pipeline in the Gulf of Mexico offshore Louisiana west of Trunkline’s existing Terrebonne system.

CMS Oil and Gas: CMS Oil and Gas has a three-year $225 million floating rate revolving credit facility which matures in May 2002. At June 30, 2000, the amount utilized under the credit facility was $15 million.

4: Earnings Per Share and Dividends

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes.

Earnings per share attributable to Common Stock for the three and six months ended June 30, 1999 reflect the performance of Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

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

CMS-36

Computation of EPS:

			In Millions, Except Per Share Amounts

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2000		1999	2000		1999

Net Income Applicable to Basic and Diluted EPS

Consolidated Net Income	$81		$75	$161		$173

Net Income Attributable to Common Stocks:

CMS Energy — Basic EPS	$81		74	161		162

Add conversion of 7.75% Trust Preferred Securities (net of tax)	2		2	4		4

CMS Energy — Diluted EPS	$83		$76	$165		$166

Class G:

Basic and Diluted EPS	$—	(a)	$1	$—	(a)	$11

Average Common Shares Outstanding

Applicable to Basic and Diluted EPS

CMS Energy:

Average Shares — Basic	110.1		108.7	111.8		108.5

Add conversion of 7.75% Trust Preferred Securities	4.2		4.2	4.2		4.2

Options-Treasury Shares	.1		.4	.1		.4

Average Shares — Diluted	114.4		113.3	116.1		113.1

Class G:

Average Shares Basic and Diluted	—	(a)	8.6	—	(a)	8.5

Earnings Per Average Common Share

CMS Energy:

Basic	$.73		$.68	$1.44		$1.50

Diluted	$.72		$.67	$1.42		$1.48

Class G:

Basic and Diluted	$—	(a)	$.10	$—	(a)	$1.28

(a)	All of the outstanding shares of Class G Common Stock were exchanged for CMS Energy Common Stock on October 25, 1999.

In February and May 2000, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In July 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in August 2000.

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

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. Nonperformance by counterparties is not expected to have a material adverse impact on CMS Energy’s financial position, liquidity, or results of operations.

Commodity Price Hedges: CMS Energy engages in both energy trading and non-trading activities as defined by EITF 98-10, Accounting for Energy Trading and Risk Management Activities. CMS Energy accounts for its non-trading commodity price derivatives as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers’ electric requirements and to limit its risk associated with electricity price increases. It is management’s intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers’ maximum exposure associated with these options is limited to the price paid.

A CMS Energy subsidiary has a swap agreement which fixes the prices that it will pay for gas sold to the MCV Facility for the years 2001 through 2006. The subsidiary pays fixed prices and receives floating prices under the agreement. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. At June 30, 2000, the agreement has been classified as a trading activity and correspondingly, has been marked-to-market.

Interest Rate Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not re present the exposure to credit loss. The notional amount of CMS Energy’s and its subsidiaries’ interest rate swaps was $1.9 billion at June 30, 2000. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

CMS-38

Foreign Exchange Hedges: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy’s foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company’s balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $370 million at June 30, 2000, which includes $25 million, $150 million and $195 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at June 30, 2000 was $18 million, representing the amount CMS Energy would pay upon settlement.

6: Reportable Segments

CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission, storage and processing; and energy marketing, services and trading.

The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan. The other reportable segments consist of the development and management of electric, gas and other energy-related projects in the United States and internationally, including energy trading and marketing. CMS Energy’s reportable segments are strategic business units organized and managed by the nature of the products and services each provides. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. CMS Energy’s management evaluates performance based on pretax operating income. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from an international energy distribution business and a land development business fall below the quantitative thresholds for reporting. Neither of these segments has ever met any of the quantitative thresholds for determining reportable segments.

CMS-39

Report of Independent Public Accountants

To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 2000 and 1999, the related consolidated statements of income and common stockholders’ equity for the three-month and six-month periods then ended and the related consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CMS Energy Corporation and subsidiaries as of December 31, 1999, and, in our report dated February 4, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Arthur Andersen LLP

Detroit, Michigan,
   July 28, 2000.

CMS-40

Consumers Energy Company
Management’s Discussion and Analysis

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is a subsidiary of CMS Energy, a holding company. Consumers’ customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers’ 1999 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Consumers’ Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes.

This report and other written and oral statements made by Consumers from time to time contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans,” and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers’ actual results to differ materially from those anticipated in such statements. Consumers disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Consumers details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled “CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors” in Consumers’ 1999 Form 10-K Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete, but is designed to highlight important factors that may impact Consumers’ outlook. This report also describes material contingencies in Consumers’ Condensed Notes to Consolidated Financial Statements and readers are encouraged to read such Notes.

Results of Operations

Consumers Consolidated Earnings

			In Millions

June 30	2000	1999	Change

Three months ended	$24	$68	$(44)

Six months ended	109	177	(68)

Net income available to the common stockholder decreased $44 million from the 1999 level for the three months ended June 30, 2000. The earnings decrease was primarily due to lower gas and electric revenues and higher gas commodity costs and higher electric power costs not all of which are being collected in customer rates. The earnings decrease primarily reflects the establishment of a $45 million regulatory obligation related to the impact of sharply higher gas prices above the frozen gas customer rate. In addition, earnings decreased by $5 million due to the state of Michigan passing legislation codifying electric customer choice which required an immediate five percent electric rate reduction for residential customers, while commercial and industrial rates remain unchanged. Net income for the six months ended June 30, 2000 decreased $68 million from the comparable period in 1999 also as the result of increased gas costs referenced above. The earnings decrease was also due to lower gas deliveries, higher electric power costs, and the required electric rate reduction totaling $5 million resulting from the customer choice legislation enacted in Michigan, partially offset by increased electric sales to customers. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

Electric Pretax Operating Income:

			In Millions

June 30	2000	1999	Change

Three months ended	$109	$122	$(13)

Six months ended	224	256	(32)

For the three months ended June 30, 2000, electric pretax operating income decreased $13 million from the comparable period in 1999. The earnings decrease reflects increased power costs not totally recoverable from customers, the 5 percent residential customer rate reduction resulting from the Customer Choice and Electricity Reliability Act, and increased operating expenses. For the six months ended June 30, 2000, electric pretax operating income decreased $32 million from the comparable period in 1999. The earnings decrease also reflects the increased cost of purchased power and the impact of the electric rate reduction partially offset by increased electric sales to customers. Due to changes in regulation, since 1998 differences in power supply costs now impact Consumers’ earnings. In the past, such cost changes did not impact electric pretax operating income because Consumers passed the cost of electric power on to electric customers. During the current year, Consumers needed additional purchased electric power to meet customer requirements due to scheduled and unscheduled outages at Consumers’ internal generators. The following table quantifies these impacts on pretax operating income:

		In Millions

	Three Months	Six Months
	Ended June 30	Ended June 30

Change Compared to Prior Year	2000 vs 1999	2000 vs 1999

Electric deliveries	$4	$12

Power supply costs and related revenue	(3)	(25)

Rate decrease	(5)	(5)

Non-commodity revenue	(2)	(5)

Operation and maintenance expense	(8)	(8)

General taxes and depreciation expense	1	(1)

Total change	$(13)	$(32)

Electric Deliveries: Electric deliveries were 10.1 billion kWh for the three months ended June 30, 2000, essentially unchanged from the second quarter of 1999. Electric deliveries were 19.8 billion kWh for the six months ended June 30, 2000, a slight decrease from the corresponding 1999 period. Total electric deliveries decreased due to lower intersystem sales, less usage by industrial customers, and lower residential space heating.

Power Supply Costs:

		In Millions

June 30	2000	1999	Change

Three months ended	$294	$293	$1

Six months ended	594	571	23

Power supply costs were essentially unchanged for the three month ended June 30, 2000 from the comparable period in 1999 but increased for the six month period, primarily due to higher interchange power costs. Consumers had to purchase more external power because internal generation decreased due to scheduled and unscheduled outages.

GAS UTILITY RESULTS OF OPERATIONS

Gas Pretax Operating Income:

			In Millions

June 30	2000	1999	Change

Three months ended	$(28)	$16	$(44)

Six months ended	$35	$94	$(59)

Gas pretax operating income decreased in the three months ended June 30, 2000 by $44 million. The earnings decrease primarily reflects sharply higher gas prices in 2000 and the establishment of a $45 million regulatory obligation related to the higher prices above the frozen gas customer rate. These decreases are partially offset by higher gas deliveries due to cooler temperatures in the three months ended June 30, 2000. Gas pretax operating income decreased in the six months ended June 30, 2000 by $59 million. The earnings decrease primarily reflects decreased gas deliveries in the six months ended June 30, 2000 due to warmer temperatures during the heating season and the higher gas prices purchased for the next heating season as described for the three month period. Due to a temporary change in regulation, differences in gas costs directly impact Consumers’ earnings. This change in regulation relates to the gas industry restructuring initiatives, which provide Consumers the opportunity to temporarily benefit or lose from changes in commodity gas prices. See Note 2, Uncertainties, “Gas Rate Matters — Gas Restructuring”, for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.

		In Millions

	Three Months	Six Months
	Ended June 30	Ended June 30

Change Compared to Prior Year	2000 vs 1999	2000 vs 1999

Gas deliveries	$4	$(6)

Gas commodity costs and related revenue	(50)	(61)

Gas wholesale and retail services	2	4

Operation and maintenance expense	1	3

General taxes and depreciation expense	(1)	1

Total change	$(44)	$(59)

Gas Deliveries: Gas system deliveries for the three months ended June 30, 2000, including miscellaneous transportation totaled 66 bcf, an increase of 4 bcf or 6 percent compared with 1999. The increased deliveries reflect cooler temperatures during the second quarter of 2000. Gas system deliveries for the six months ended

June 30, 2000, including miscellaneous transportation totaled 227 bcf, a decrease of 1 bcf or .5 percent compared with 1999.

Cost of Gas Sold:

			In Millions

June 30	2000	1999	Change

Three months ended	$95	$78	$17

Six months ended	$390	$384	$6

The cost of gas sold increased for the three months ended June 30, 2000 due to higher gas prices and increased gas deliveries due to cooler than normal temperature. Higher gas prices also impacted the cost of gas sold for the six months ended June 30, 2000. These higher gas costs were partially offset by decreased sales from warmer than normal temperatures during the first quarter of 2000.

Capital Resources and Liquidity

CASH POSITION, INVESTING AND FINANCING

Operating Activities: Consumers derives cash from operating activities from the sale and transportation of natural gas and from the generation, transmission, distribution and sale of electricity. Cash from operations totaled $367 million and $460 million for the first six months of 2000 and 1999, respectively. The $93 million decrease was primarily due to lower gas and electric revenues, and higher gas commodity and electric power costs as discussed in the results of operations. Included in net income but which had no effect on cash flow was the recognition of a $45 million regulatory obligation ($30 million after tax) related to the impact of sharply higher gas prices above the frozen gas customer rate. The decrease in cash was also affected by other temporary changes in working capital items due to timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

Investing Activities: Cash used for investing activities totaled $293 million and $238 million for the first six months of 2000 and 1999, respectively. The change of $55 million is primarily the result of a $41 million increase in capital expenditures and the absence of $7 million of proceeds from the FMLP.

Financing Activities: Cash used in financing activities totaled $82 million and $218 million for the first six months of 2000 and 1999, respectively. The change of $136 million is primarily the result of the absence of $200 million retirement of preferred stock and the absence of $150 million contribution from Consumers’ common stockholder. The change was also affected by a $65 million reduction in the payment of common stock dividends.

Other Investing and Financing Matters: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, Short-Term Financing and Capitalization.

Outlook

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments over the next three years. These estimates are prepared for planning purposes and are subject to revision.

			In Millions

Years Ended December 31	2000	2001	2002

Construction	$528	$669	$639

Nuclear fuel lease	3	26	26

Capital leases other than nuclear fuel	24	25	25

	$555	$720	$690

Electric utility operations (a)(b)	$438	$580	$545

Gas utility operations (a)	117	140	145

	$555	$720	$690

(a)	These amounts include an attributed portion of Consumers’ anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b)	These amounts include estimates for capital expenditures possibly required for compliance with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

ELECTRIC BUSINESS OUTLOOK

Growth: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2005 based on a steadily growing customer base. This growth rate does not take into account the possible impact on the industry of restructuring or changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

Competition and Regulatory Restructuring: Generally, electric restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their electric generation supplier. Competition affects, and will continue to affect, Consumers’ retail electric business. To remain competitive, Consumers has multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved these contracts as part of its phased introduction to competition. During the period from 2000 through 2005, depending on future business and regulatory circumstances, these contracts can be terminated or restructured. These contracts involve approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison’s application. Detroit Edison and Consumers are currently in negotiations to terminate or restructure the MEPCC operations. Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by termination or restructuring of the MEPCC.

Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the “Customer Choice and Electricity Reliability Act,” which became effective June 5, 2000.

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

Rate Matters: Prior to June 5, 2000 there were several pending rate issues that could have affected Consumers’ electric business. As a result of the passage of the Customer Choice and Electricity Reliability Act, certain MPSC rate proceedings and a complaint by ABATE seeking a reduction in rates have been dismissed.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, “Electric Rate Matters – Electric Restructuring” and “Electric Rate Matters – Electric Proceedings,” incorporated by reference herein.

Uncertainties: Several electric business trends or uncertainties may affect Consumers’ financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) electric industry restructuring, including the ability to offset the 5 percent reduction in residential rates with savings from Securitization and the ability to recover Stranded Costs; 4) the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and 5) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

Gas Restructuring: In December 1997, the MPSC approved Consumers’ application to implement, effective April 1, 1998, a gas customer choice pilot program that was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this pilot program ends on March 31, 2001, these customers will again become Consumers’ gas commodity customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of June 30, 2000, more than 160,000 customers chose alternative gas suppliers, representing approximately 11 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers’ earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals’ decision. Subsequent to June 30, 2000, the MPSC issued an order directing Consumers and certain other Michigan gas utilities to undertake a collaborative process, including public meetings with MPSC staff and other interested parties during August and September 2000, for the purpose of developing uniform terms and conditions for the future provision of gas customer choice to all Michigan customers.

During the first two years of the pilot program, Consumers realized a benefit of $45 million as delivered gas commodity prices were below the $2.84 per mcf level collected from customers. Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the program that ends March 31, 2001. Estimated loss of earnings for this last year of the program could range from $45 million to $135 million, of which Consumers has already recognized $45 million in the second quarter 2000 as a regulatory obligation. Under the provisions of the pilot program, Consumers has the right to request termination of the program at any time and to return to a GCR mechanism, pursuant to which the customer gas commodity prices would increase significantly from the current frozen rate. As an alternative to exercising that right, Consumers is considering an approach that, if approved by the MPSC, would potentially avoid further losses any greater than the $45 million already recognized and mitigate the customer rate increases that would otherwise result. It is expected that such an approach could be implemented this fall.

In December 1999, several bills related to gas industry restructuring were introduced into the Michigan Legislature. Combined, these bills constitute the “gas choice program.” Consumers is participating in the legislative process involving these bills. They provide for 1) a phased-in approach to gas choice requiring 40 percent of the customers to be allowed choice by April 2002, 60 percent by April 2003 and all customers by April 2004; 2) a market-based, unregulated pricing mechanism for gas commodity for customers who exercise choice; and 3) a new “safe haven” pricing mechanism for customers who do not exercise choice under which NYMEX pricing would be used to establish a statutory cap on gas commodity prices that could be charged by gas utilities instead of traditional cost of service regulation. The proposed bills also provide for a gas distribution service rate freeze until December 31, 2005, a code of conduct governing business relationships with affiliated gas suppliers and the MPSC licensing of all gas suppliers doing business in Michigan and imposes financial penalties for noncompliance. They also provide customer protection by preventing “slamming”, the switching of a customer’s gas supplier without consent, and “cramming”, the inclusion of optional products and services without the customer’s authorization. The bills establishing the gas choice program have become the subject of extensive legislative hearings during which there will undoubtedly be various amendments offered by many parties, including the gas utility coalition. Consumers cannot predict the timing or outcome of this legislative process.

Uncertainties: Consumers’ financial results and position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) a statewide experimental gas industry restructuring program; 3) permanent gas industry restructuring; and 4) implementation of a suspended GCR and the success or failure of initiatives undertaken to protect against gas commodity price increases.

OTHER OUTLOOK

The Union represents Consumers’ operating, maintenance and construction employees. Consumers and the Union negotiated a new collective bargaining agreement that became effective as of June 1, 2000. By its terms, that agreement will continue in full force and effect until June 1, 2005. Consumers is evaluating the financial effect of changes in the agreement.

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers’ customers.

Other Matters

NEW ACCOUNTING STANDARDS

In 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB also issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities to January 1, 2001, and SFAS 138 clarifies certain issues pertaining to SFAS 133. Consumers will adopt SFAS 133 on January 1, 2001 and is currently analyzing the effects of adoption on its financial statements.

DERIVATIVES AND HEDGES

Market Risk Information: Consumers’ exposure to market risk sensitive instruments and positions include, but are not limited to, changes in interest rates, debt prices and equity prices in which Consumers holds less than a 20 percent interest. In accordance with the SEC’s disclosure requirements, Consumers performed a 10 percent sensitivity analysis on its derivative and non-derivative financial instruments. The analysis measures the change in the net present values based on a hypothetical 10 percent adverse change in the market rates to determine the potential loss in fair values, cash flows and earnings. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent change used for the analysis. Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, Consumers relies on the experience and judgment of senior management to revise strategies and adjust positions, as they deem necessary.

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

Equity Security Price Risk: Consumers has equity investments in companies in which it holds less than a 20 percent interest in the entity. A hypothetical 10 percent adverse change in market price would result in a $9 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

Debt Price and Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of June 30, 2000, Consumers had outstanding $975 million of variable-rate debt. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers’ exposure to earnings is limited to $7 million. As of June 30, 2000, Consumers has outstanding long-term fixed-rate debt of $2.061 billion with a fair value of $1.934 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $130 million to its fair value if it had to refinance all of its long-term fixed-rate debt. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended

June 30	2000	1999	2000	1999

				In Millions

Operating Revenue

Electric	$647	$663	$1,287	$1,299

Gas	148	175	623	681

Other	13	12	24	27

	808	850	1,934	2,007

Operating Expenses

Operation

Fuel for electric generation	85	88	146	164

Purchased power — related parties	143	139	290	278

Purchased and interchange power	66	66	158	129

Cost of gas sold	95	78	390	384

Other	146	152	264	281

	535	523	1,248	1,236

Maintenance	44	41	92	79

Depreciation, depletion and amortization	93	92	216	213

General taxes	44	45	99	103

	716	701	1,655	1,631

Pretax Operating Income

Electric	109	122	224	256

Gas	(28)	16	35	94

Other	11	11	20	26

	92	149	279	376

Other Income (Deductions)

Dividends and interest from affiliates	2	3	5	6

Accretion income	1	1	1	2

Accretion expense	(2)	(4)	(4)	(7)

Other, net	1	7	3	8

	2	7	5	9

Interest Charges

Interest on long-term debt	35	35	69	70

Other interest	10	9	18	17

	45	44	87	87

Net Income Before Income Taxes	49	112	197	298

Income Taxes	16	39	69	107

Net Income	33	73	128	191

Preferred Stock Dividends	—	—	1	5

Preferred Securities Distributions	9	5	18	9

Net Income Available to Common Stockholder	$24	$68	$109	$177

The accompanying condensed notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

June 30	2000	1999

		In Millions

Cash Flows from Operating Activities

Net income	$128	$191

Adjustments to reconcile net income to net cash provided by operating activities Depreciation, depletion and amortization (includes nuclear decommissioning of $19 and $24 respectively)	216	213

Capital lease and other amortization	15	20

Accretion expense	4	7

Accretion income — abandoned Midland project	(1)	(2)

Undistributed earnings of related parties	(21)	(27)

Deferred income taxes and investment tax credit	(22)	6

MCV power purchases	(28)	(28)

Regulatory obligation – gas choice	45	—

Changes in other assets and liabilities	31	80

Net cash provided by operating activities	367	460

Cash Flows from Investing Activities

Capital expenditures (excludes assets placed under capital lease)	(233)	(192)

Cost to retire property, net	(45)	(39)

Investments in nuclear decommissioning trust funds	(19)	(24)

Investment in Electric Restructuring Implementation Plan	(13)	(11)

Proceeds from nuclear decommissioning trust funds	17	21

Proceeds from FMLP	—	7

Net cash used in investing activities	(293)	(238)

Cash Flows from Financing Activities

Payment of common stock dividends	(109)	(173)

Preferred securities distributions	(18)	(9)

Payment of capital lease obligations	(14)	(18)

Payment of preferred stock dividends	(1)	(9)

Retirement of bonds and other long-term debt	(1)	(23)

Increase (decrease) in notes payable, net	61	49

Retirement of preferred stock	—	(200)

Contribution from (return of equity to) stockholder	—	150

Proceeds from bank loans	—	15

Net cash provided by (used in) financing activities	(82)	(218)

Net Increase (Decrease) in Cash and Temporary Cash Investments	(8)	4

Cash and Temporary Cash Investments, Beginning of Period	18	25

Cash and Temporary Cash Investments, End of Period	$10	$29

Other cash flow activities and non-cash investing and financing activities were:

Cash transactions

Interest paid (net of amounts capitalized)	$78	$82

Income taxes paid (net of refunds)	76	95

Non-cash transactions

Nuclear fuel placed under capital lease	$3	$(2)

Other assets placed under capital leases	7	7

      All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

The accompanying condensed notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS	June 30		June 30
	2000	December 31	1999
	(Unaudited)	1999	(Unaudited)

			In Millions

Plant (At original cost)

Electric	$7,073	$6,981	$6,832

Gas	2,497	2,461	2,394

Other	25	25	25

	9,595	9,467	9,251

Less accumulated depreciation, depletion and amortization	5,776	5,643	5,493

	3,819	3,824	3,758

Construction work-in-progress	297	199	171

	4,116	4,023	3,929

Investments

Stock of affiliates	111	139	222

First Midland Limited Partnership	246	240	238

Midland Cogeneration Venture Limited Partnership	261	247	230

	618	626	690

Current Assets

Cash and temporary cash investments at cost, which approximates market	10	18	29

Accounts receivable and accrued revenue, less allowances of $3, $4 and $4, respectively	36	98	102

Accounts receivable — related parties	70	67	59

Inventories at average cost

Gas in underground storage	153	216	166

Materials and supplies	64	62	51

Generating plant fuel stock	48	46	32

Postretirement benefits	25	25	25

Deferred income taxes	—	8	—

Prepaid property taxes and other	112	159	82

	518	699	546

Non-current Assets

Regulatory assets

Unamortized nuclear costs	490	519	521

Postretirement benefits	325	341	356

Abandoned Midland Project	35	48	60

Other	119	125	116

Nuclear decommissioning trust funds	612	602	581

Other	205	187	206

	1,786	1,822	1,840

Total Assets	$7,038	$7,170	$7,005

STOCKHOLDERS' INVESTMENT AND LIABILITIES	June 30		June 30
	2000	December 31	1999
	(Unaudited)	1999	(Unaudited)

			In Millions

Capitalization

Common stockholder’s equity

Common stock	$841	$841	$841

Paid-in capital	645	645	645

Revaluation capital	19	37	57

Retained earnings since December 31, 1992	485	485	438

	1,990	2,008	1,981

Preferred stock	44	44	44

Company-obligated mandatorily redeemable preferred securities of:

Consumers Power Company Financing I (a)	100	100	100

Consumers Energy Company Financing II (a)	120	120	120

Consumers Energy Company Financing III (a)	175	175	—

Long-term debt	2,008	2,006	2,008

Non-current portion of capital leases	85	85	88

	4,522	4,538	4,341

Current Liabilities

Current portion of long-term debt and capital leases	86	90	148

Notes payable	275	214	264

Accounts payable	175	224	157

Accrued taxes	161	232	160

Accounts payable — related parties	69	82	82

Power purchases – MCV Partnership	47	47	47

Accrued interest	41	37	35

Deferred income taxes	1	—	9

Accrued refunds	—	11	14

Other	126	139	151

	981	1,076	1,067

Non-current Liabilities

Deferred income taxes	646	700	641

Postretirement benefits	402	420	436

Power purchases – MCV Partnership	50	73	101

Deferred investment tax credit	121	125	129

Regulatory liabilities for income taxes, net	82	64	115

Other	234	174	175

	1,535	1,556	1,597

Commitments and Contingencies (Notes 1 and 2)

Total Stockholders’ Investment and Liabilities	$7,038	$7,170	$7,005

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25% subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see Note 3 contained in Consumers’ 1999 Form 10-K.

The accompanying condensed notes are an integral part of these Balance Sheets.

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

	Three Months Ended		Six Months Ended

June 30	2000	1999	2000	1999

				In Millions

Common Stock

At beginning and end of period	$841	$841	$841	$841

Other Paid-in Capital

At beginning of period	645	495	645	502

Stockholder’s contribution	—	150	—	150

Capital stock expense	—	—	—	(7)

At end of period	645	645	645	645

Revaluation Capital

At beginning of period	12	54	37	68

Change in unrealized investment-gain (loss) (b)	7	3	(18)	(11)

At end of period	19	57	19	57

Retained Earnings

At beginning of period	491	446	485	434

Net income	33	73	128	191

Cash dividends declared- Common Stock	(30)	(76)	(109)	(173)

Cash dividends declared- Preferred Stock	—	—	(1)	(5)

Preferred securities distributions	(9)	(5)	(18)	(9)

At end of period	485	438	485	438

Total Common Stockholder’s Equity	$1,990	$1,981	$1,990	$1,981

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:
Revaluation capital Unrealized investment-gain (loss), net of tax of $4, $2,
$(10) and $(6), respectively	$7	$3	$(18)	$(11)

Net income	33	73	128	191

Total Comprehensive Income	$40	$76	$110	$180

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

1: Corporate Structure and Summary of Significant Accounting Policies

Corporate Structure: Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is a subsidiary of CMS Energy, a holding company. Consumers’ customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

Utility Regulation: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers’ business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. At June 30, 2000, Consumers had a net investment in energy supply facilities of $1.017 billion included in electric plant and property. See Note 2, Uncertainties, “Electric Rate Matters – Electric Restructuring.”

Reportable Segments: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the production, transportation, storage and distribution of natural gas. Consumers’ reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers’ 1999 Form 10-K. Consumers’ management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

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

Consumers enters into electric option contracts to ensure a reliable source of capacity to meet its customers’ electric requirements and to limit its risk associated with electricity price increases. It is management’s intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers’ maximum exposure associated with these options is limited to the price paid. As of June 30, 2000, Consumers has a deferred asset of $38 million for electric call option contracts, and commitments to purchase additional call options in the amount of $20 million.

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

1997 EPA Revised NOx and Small Particulate Emissions Standards — In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. After a United States Court of Appeals found the revision an unconstitutional delegation of legislative power, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards. In January 2000, the Department of Justice filed a petition for the United States Supreme Court to review the case. In May 2000, the Supreme Court agreed to hear the appeal.

1998 EPA Plan for NOx Emissions — In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan’s implementation plan. In early 2000, the United States Court of Appeals upheld the EPA’s final regulations. The state of Michigan has filed a petition with the United States Supreme Court appealing this ruling. During this time period, the state of Michigan established alternative less stringent nitrogen oxide emission reduction requirements. At this time the state of Michigan has decided to draft new rules to comply with the EPA requirements in parallel with its appeal to the supreme court.

Section 126 Petitions — In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers’

electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply during the ozone season in 2003 and during each subsequent year. Various parties’ petitions challenging the EPA’s rule have been filed.

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance — The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the level proposed by the state of Michigan for Consumers’ fossil-fueled generating units range from $150 million to $290 million, calculated in 2000 dollars. If Consumers has to meet the EPA’s 1998 and/or Section 126 petition requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in 2000 dollars. In both cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers’ coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers’ annual operating costs.

Cleanup and Solid Waste — Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At June 30, 2000, Consumers has accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

Antitrust: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. In March 1999, the court issued an opinion and order granting Consumers’ motion for summary judgment, resulting in the dismissal of the case. The plaintiffs appealed this decision. Consumers cannot predict the outcome of this appeal.

Electric Rate Matters

Electric Restructuring: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the “Customer Choice and Electricity Reliability Act,” which became effective June 5, 2000. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by 5 percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the 5 percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales load; 6) requires Michigan utilities to join a FERC approved RTO or divest its interest in transmission facilities to an independent transmission owner; 7) requires the expansion of available transmission capability by at least 2,000 MW by January 1 of 2003; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act.

In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and the MPSC issued electric restructuring orders in March 1999 that generally supported the plan. The Customer Choice and Electricity Reliability Act states that orders issued by the MPSC before the date of this act that; 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. On June 19, 2000, the MPSC issued an order requiring Consumers to file tariffs governing its retail open access program and any revisions appropriate to comply with the Customer Choice and Electricity Reliability Act. Consumers cannot predict how the MPSC will modify the tariffs or enforce the existing restructuring orders.

On June 9, 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice and Electricity Reliability Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice and Electricity Reliability Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers’ exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers is planning to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin). Consumers plans a reserve margin of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers estimates the actual reserve margin for summer 2000 is in the range of 13 percent to 16 percent. The ultimate reserve margin will depend on summer weather conditions and on the level of retail open access load being served by others this summer. (Consumers offered other electric service providers with the opportunity to serve up to 600 MW of nominal retail open access load during summer 2000. As of June 30, 2000, no other electric service provider is serving the retail open access load.) To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers has employed a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. Consumers expects to use a similar strategy in the future. As of June 30, 2000, Consumers had purchased or had commitments to purchase electric call option contracts for summer 2000 at a cost of approximately $51 million, of which $6 million had expired. Additionally, as of June 30, 2000 Consumers had purchased or had commitments to purchase electric call option contracts partially covering the reserve margin requirements for summer 2001, 2002 and 2003 at a cost of $13 million with expected total future purchases to reach $56 million this year.

In June 1999, Consumers and four other electric utility companies sought approval from the FERC to form the Alliance RTO. The proposed structure provided for the creation of a transmission entity that would control, operate and own transmission facilities of one or more of the member companies. The proposal was structured to give the member companies the flexibility to maintain or divest ownership of their transmission facilities while ensuring independent operation of the regional transmission system. In December 1999, the FERC conditionally approved formation of Alliance, but asked the applicants to make a number of changes in the proposal and to provide additional information. Among other things, the FERC expressed concern about the proposed governance structure of Alliance, its rates and its geographic configuration. Consumers and the Alliance companies sought rehearing of the Alliance order. Additionally, in a February 2000 compliance filing, the Alliance companies addressed some of the concerns expressed in the December 1999 Alliance order. Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

On the same day as the December 1999 Alliance order, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in an RTO. In Order No. 2000, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In May 2000, the FERC issued an order on compliance filing and request for rehearing and clarification. The order concluded that the Alliance RTO’s proposed structure is not in the proper scope and configuration. The FERC rejected the Alliance companies’ proposal to allow 25 percent cumulative active ownership of the Alliance RTO by the transmission owners. The May 2000 order also required the applicants to make a rate compliance filing. The FERC did not substantively address Consumers’ alternative governance structure. In June 2000, Consumers filed a request for hearing of the May 2000 order and also separately sought once again approval of its alternative governance structure. Consumers also filed a petition for review of the May 2000 order in the United States Court of Appeals for the District of Columbia Circuit.

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see “Power Purchases from the MCV Partnership” in this Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC’s 1996 order. In 1999, the Court of Appeals affirmed the MPSC’s 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court. In June 2000, the Michigan Supreme Court denied the application for leave to appeal.

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers’ electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers’ electric rates that approximated $189 million annually. As a result of the passage of the rate freeze imposed by the Customer Choice and Electricity Reliability Act, the MPSC issued an order on June 19,

2000 dismissing the ABATE complaint. On July 12, 2000 ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. In March 2000, Consumers filed an application with the MPSC requesting reinstatement of the PSCR clause, approval of a PSCR plan, and authorization of monthly PSCR factors from July 2000 through June 2001. As a result of the rate freeze imposed by the Customer Choice and Electricity Reliability Act, the MPSC issued an order on June 19, 2000 dismissing this application.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)

	In Millions

	Six Months Ended

June 30	2000	1999

Pretax operating income	$20	$26

Income taxes and other	6	8

Net income	$14	$18

Power Purchases from the MCV Partnership — Consumers’ annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility’s availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers’ average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement is contingent upon regulatory treatment satisfactory to Consumers. Such treatment is not yet assured. Under the terms of the agreement, after a three-year transition period during which 100 to 150 MW will be sold to PECO, beginning in 2002 Consumers will sell all 1,240 MW of PPA capacity and associated energy to PECO. In

March 1999, Consumers also filed an application with the MPSC for accounting and ratemaking approvals related to the PECO agreement. If used as an offset to electric customers’ Transition Cost responsibility, Consumers estimates that there could be a reduction of as much as $58 million (on a net present value basis) of Transition Cost related to the MCV PPA. In an order issued in April 1999, the MPSC conditionally approved the requests for accounting and rate-making treatment to the extent that customer rates are not increased from the current level absent the agreement and as modified by the order. In response to Consumers’ and other parties’ requests for clarification and rehearing, in an August 1999 opinion, the MPSC partially granted the relief Consumers requested on rehearing and attached certain additional conditions to its approval. Those conditions relate to Consumers continued decision to carry out the electricity customer choice program (which Consumers has affirmed as discussed above) and a determination to file for approval of a revised capacity solicitation process (which Consumers filed). The August opinion is a companion order to a power supply cost reconciliation order issued on the same date in another case. This order affects the level of frozen power supply costs recoverable in rates during future years when the transaction with PECO would be taking place. Consumers filed a motion for clarification of the order relating to the PECO agreement, which is still pending. Due to uncertainties associated with electric industry restructuring legislation in Michigan, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000. Prices in the interim arrangement are identical to the March 1999 power sales agreement. Consumers is currently evaluating its options associated with the PECO agreement due to the recent electric restructuring legislation and related MPSC decisions.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC recovery orders. At June 30, 2000 and June 30, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $63 million and $96 million, respectively. The annual after-tax cash underrecoveries are based on the assumption that the MCV Facility would be available to generate electricity 91.5 percent of the time over its expected life. Historically the MCV Facility has operated above the 91.5 percent level. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers’ after-tax cash underrecoveries associated with the PPA could be as follows:

	In Millions

	2000	2001	2002	2003	2004

Estimated cash underrecoveries at 98.5%, net of tax	$36	$39	$38	$37	$36

If the MCV Facility operates at availability levels above management’s 91.5 percent estimate made in 1992 for the remainder of the PPA, the estimated PPA liability would be deficient and Consumers will need to recognize additional operating expenses for current underrecoveries. For further discussion on the impact of the frozen PSCR, see “Electric Rate Matters” in this Note. Management continues to evaluate the adequacy of the contract loss liability considering actual MCV Facility operations, and resolution of the electric restructuring effort.

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders related to electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the United States District Court seeking a declaration that the MPSC’s failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the United States District Court issued an order granting the MCV Partnership’s motion for summary judgment. The order permanently prohibits enforcement of the restructuring orders in any manner which denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or which precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the United States District Court order. Consumers cannot predict the outcome of this litigation.

Nuclear Matters: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review dated March 31, 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, on April 2, 2000. As part of that process, Palisades submitted required NRC performance data in April 2000 that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

Palisades’ temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as “dry casks”, for temporary on-site storage. As of June 30, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades only has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $15.5 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC’s screening criteria for reactor embrittlement. On February 21, 2000, Consumers submitted an analysis to the NRC that shows that the NRC’s screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four year construction period. This modification would extend the plant’s operation to March of 2011 and allow a full 40-year operating period, consistent with current NRC practice.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2000, Consumers had a recorded liability to the DOE of $126 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE’s declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE“s duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE’s failure to comply, has not been successful to date. In April 2000, the U.S. Senate and House of Representatives approved federal legislation that would advance the cause of moving nuclear waste to a permanent repository. The President of the United States vetoed this legislation.

On July 20, 2000, the DOE announced that an agreement had been reached with a utility to address the DOE’s delay in accepting spent fuel. The DOE stated that the agreement, which is in the form of a contract amendment, is intended to be a framework that can be applied to all Nuclear Power Plants. Consumers is evaluating this matter further.

Capital Expenditures: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $438 million for 2000, $580 million for 2001, and $545 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

Gas Contingencies

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of June 30, 2000, after consideration of prior years’ expenses, Consumers has a remaining accrued liability of $59 million and a regulatory asset of $64 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Gas Rate Matters

Gas Restructuring: In December 1997, the MPSC approved Consumers’ application to implement, effective April 1, 1998, a gas customer choice pilot program that was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. The program allows 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Unless some other arrangements are made, when this pilot program ends on March 31, 2001, these customers will again become Consumers’ gas commodity customers. The program is voluntary and participating natural gas customers are selected on a first-come, first-served basis, up to a limit of 100,000 per year. As of June 30, 2000, more than 160,000 customers chose alternative gas suppliers, representing approximately 11 bcf of gas load. Customers choosing to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers’ earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In December 1999, the Court of Appeals affirmed in its entirety the December 1997 MPSC order. The Attorney General filed with the Michigan Supreme Court an application for leave to appeal the Court of Appeals’ decision. Subsequent to June 30, 2000, the MPSC issued an order directing Consumers and certain other Michigan gas utilities to undertake a collaborative process, including public meetings with MPSC staff and other interested parties during August and September 2000, for the purpose of developing uniform terms and conditions for the future provision of gas customer choice to all Michigan customers.

During the first two years of the pilot program, Consumers realized a benefit of $45 million as delivered gas commodity prices were below the $2.84 per mcf level collected from customers. Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the program that ends March 31, 2001. Estimated loss of earnings for this last year of the program could range from $45 million to $135 million, of which Consumers has already recognized $45 million in the second quarter 2000 as a regulatory obligation. Under the provisions of the pilot program, Consumers has the right to request termination of the program at any time and to return to a GCR mechanism, pursuant to which the customer gas commodity prices would increase significantly from the current frozen rate. As an alternative to exercising that right, Consumers is considering an approach that, if approved by the MPSC, would potentially avoid further losses any greater than $45 million already recognized and mitigate the customer rate increases that would otherwise result. It is expected that such an approach could be implemented this fall.

Other Gas Uncertainties

Capital Expenditures: Consumers estimates gas capital expenditures, including new lease commitments, of $117 million for 2000, $140 million for 2001, and $145 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

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

Consumers has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers’ financial position, liquidity, or results of operations.

3: Short-Term Financing and Capitalization

Authorization: At July 1, 2000, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $800 million of long-term securities with maturities up to 30 years for refinancing purposes and for general corporate purposes, respectively.

Short-Term Financing: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $145 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2000, a total of $275 million was outstanding at a weighted average interest rate of 7.8 percent, compared with $264 million outstanding at June 30, 1999, at a weighted average interest rate of 6.1 percent.

Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2000 and 1999, receivables sold under the program totaled $283 million and $266 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Other: Under the provisions of its Articles of Incorporation, Consumers had $360 million of unrestricted retained earnings available to pay common dividends at June 30, 2000. In January 2000, Consumers declared and paid a $79 million common dividend, in April 2000, Consumers declared a $30 million common dividend which was paid in May 2000. In July 2000, Consumers declared a $17 million common dividend payable in August 2000.

Report of Independent Public Accountants

To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 2000 and 1999, the related consolidated statements of income and common stockholder’s equity for the three-month and six-month periods then ended and the related consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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
   July 28, 2000.

Panhandle Eastern Pipe Line Company

Management’s Discussion and Analysis

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle owns a LNG regasification plant, related tanker port unloading facilities and LNG and gas storage facilities. The rates and conditions of service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Panhandle’s 1999 Form
10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Panhandle’s Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements made by Panhandle from time to time contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors which could cause Panhandle’s actual results to differ materially from those anticipated in such statements. Panhandle disclaims any obligation to update or revise forward-looking statements, whether from new information, future events or otherwise. Panhandle details certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled “CMS Energy, Consumers, and Panhandle Forward-Looking Statements Cautionary Factors” in CMS Energy’s 1999 Form 10-K, Item 1 and periodically in various public filings it makes with the SEC. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact Panhandle’s outlook. This report also describes material contingencies in the Condensed Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of $74 million. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico. On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1).

In March 2000, Trunkline refiled its abandonment application with the FERC regarding its 26-inch pipeline with a planned conversion of the line from natural gas service to a refined products pipeline. Panhandle will own one-third interest in the project, called the Centennial Pipeline, which if approved is planned to go into service at the end of 2001 (See Note 2).

The acquisition of Panhandle by CMS Panhandle Holding in March 1999 was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle’s net assets as of the acquisition date based on an appraisal completed in December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable (See Note 1).

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

Results of Operations

Net Income:

			In Millions

June 30	2000	1999	Change

Six Months Ended	$41	$48	$(7)

For the three months ended June 30, 2000, net income was $9 million, down $5 million from the same period in 1999, due primarily to decreased reservation revenues and higher corporate charges in 2000, partially offset by higher liquefied natural gas (LNG) terminalling revenues in 2000. For the six months ended June 30, 2000, net income was $41 million, down $7 million from the corresponding period in 1999 due primarily to decreased reservation revenues and higher corporate charges in 2000, partially offset by higher LNG terminalling revenues in 2000. Total natural gas transportation volumes delivered for the six months ended June 30, 2000 increased 16 percent from 1999 primarily due to the addition of Sea Robin.

Revenues for the three months and the six months ended June 30, 2000 increased $2 million and $6 million respectively, from the corresponding periods in 1999 due primarily to increased LNG terminalling revenues and revenues from Sea Robin in 2000, partially offset by lower reservation revenues in 2000.

Operating expenses for the three months and the six months ended June 30, 2000 increased $10 million and $13 million respectively, from the corresponding period in 1999 due primarily to the increased corporate charges and the acquisition of Sea Robin.

Other income for the three months ended June 30, 2000 increased $1 million, from the corresponding period in 1999, due to interest income on a related party Note Receivable. For the six months ended June 30, 2000 other income decreased $2 million from the corresponding period in 1999 primarily due to non-recurring transition surcharge recoveries recorded in 1999.

Interest on long-term debt for the three months and the six months ended June 30, 2000 increased $2 million and $16 million respectively, from the corresponding period in 1999 primarily due to interest on the additional debt incurred by Panhandle in 2000 and 1999 (See Note 1 and 6). Other interest expense was flat for the three months ended June 30, 2000. Other interest expense decreased $13 million for the six months ended June 30, 2000 from the corresponding period in 1999, primarily due to interest on an intercompany note with PanEnergy. The note was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 3).

Pretax Operating Income:

In Millions

Six Months
Ended June 30
Change Compared to Prior Year	2000 vs 1999

Reservation revenue	$(12)

LNG terminalling revenue	9

Commodity revenue	7

Other revenue	2

Operations and maintenance	(13)

Depreciation and amortization	(2)

General taxes	2

Total Change	$(7)

Outlook

CMS Energy intends to use Panhandle as a platform for expansion in the United States. The growth strategy around Panhandle includes enhancing the opportunities to extract value for other CMS businesses involved in electric power generation and distribution, gathering, processing, exploration and production. The market for transmission of natural gas to the Midwest is increasingly competitive, however, and may become more so in light of projects recently completed or in progress to increase Midwest transmission capacity for gas originating in Canada and the Rocky Mountain region. As a result, there continues to be pressure on prices charged by Panhandle and an increasing necessity to discount the prices charged from the legal maximum, which reduces revenues. New contracts in the current market conditions tend to be of shorter duration than the expiring contracts being replaced, which will also increase revenue volatility. In addition, Trunkline in 1996 filed with FERC and placed into effect a general rate increase; however, a subsequent January 2000 FERC order could, if approved without modification upon rehearing, reduce Trunkline’s tariff rates and future revenue levels by up to 3% of Panhandle’s consolidated revenues. Panhandle continues to be selective in offering discounts to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

Other Matters

Environmental Matters

PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs: Panhandle identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination was caused by the past use of lubricants containing PCB’s in compressed air systems and resulted in contamination of the on-site air systems, wastewater collection facilities and on-site disposal areas. Soil and sediment testing to date detected no significant off-site contamination. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue through 2001.

(This page intentionally left blank)

Panhandle Eastern Pipe Line Company
Consolidated Statement of Income
(In millions)
(Unaudited)

	Three Months Ended
	June 30		Six Months Ended	March 29 -	January 1 -
			June 30,	June 30,	March 28,
	2000	1999	2000	1999	1999

Operating Revenue Transportation and storage of natural gas	$92	$97	$217	$101	$123

Other	13	6	24	6	5

Total operating revenue	105	103	241	107	128

Operating Expenses Operation and maintenance	49	38	93	40	40

Depreciation and amortization	16	16	32	16	14

General taxes	6	7	12	7	7

Total operating expenses	71	61	137	63	61

Pretax Operating Income	34	42	104	44	67

Other Income, Net	2	1	3	1	4

Interest Charges Interest on long-term debt	22	20	41	20	5

Other interest	—	—	—	—	13

Total interest charges	22	20	41	20	18

Net Income Before Income Taxes	14	23	66	25	53

Income Taxes	5	9	25	10	20

Consolidated Net Income	$9	$14	$41	$15	$33

The accompanying condensed notes are an integral part of these statements.

Panhandle Eastern Pipe Line Company
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended	March 29 -	January 1 -
	June 30,	June 30,	March 28,
	2000	1999	1999

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$41	$15	$33

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32	16	14

Deferred income taxes	26	8	—

Changes in current assets and liabilities	(23)	25	(29)

Other, net	4	(4)	3

Net cash provided by operating activities	80	60	21

CASH FLOWS FROM INVESTING ACTIVITIES Acquisition of Panhandle	—	(1,900)	—

Capital and investment expenditures	(89)	(8)	(4)

Net increase in advances receivable — PanEnergy	—	—	(17)

Net cash used in investing activities	(89)	(1,908)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution from parent	—	1,116	—

Proceeds from senior notes	99	785	—

Net increase in note receivable — CMS	(36)	(40)	—

Dividends paid	(39)	(13)	—

Net cash provided by financing activities	24	1,848	—

Net Increase (Decrease) in Cash and Temporary Cash Investments	15	—	—

Cash and Temporary Cash Investments, Beginning of Period	—	—	—

Cash and Temporary Cash Investments, End of Period	$15	$—	$—

Other cash flow activities were:

Interest paid (net of amounts capitalized)	$38	$—	$12

Income taxes paid (net of refunds)	5	2	37

The accompanying condensed notes are an integral part of these statements.

Panhandle Eastern Pipe Line Company
Consolidated Balance Sheets

(In millions)
(Unaudited)

	June 30,	December 31,
	2000	1999

ASSETS

Property, Plant and Equipment Cost	$1,622	$1,492

Less accumulated depreciation and amortization	76	37

Sub-total	1,546	1,455

Construction work-in-progress	31	45

Net property, plant and equipment	1,577	1,500

Investments Investment in affiliates	2	2

Total investments and other assets	2	2

Current Assets Cash and temporary cash investments	15	—

Receivables, less allowances of $1 as of June 30, 2000 and Dec. 31, 1999	106	112

Inventory and supplies	70	34

Deferred income taxes	12	11

Note receivable — CMS Capital	121	85

Other	57	30

Total current assets	381	272

Non-current Assets Goodwill, net	764	774

Debt issuance cost	11	11

Other	5	1

Total non-current assets	780	786

Total Assets	$2,740	$2,560

The accompanying condensed notes are an integral part of these statements.

Panhandle Eastern Pipe Line Company
Consolidated Balance Sheets

(In millions)
(Unaudited)

	June 30,	December 31,
	2000	1999

COMMON STOCKHOLDER’S EQUITY AND LIABILITIES

Capitalization

Common stockholder’s equity

Common stock, no par, 1,000 shares authorized, issued and outstanding	$1	$1

Paid-in capital	1,127	1,127

Retained earnings	2	—

Total common stockholder’s equity	1,130	1,128

Long-term debt	1,193	1,094

Total capitalization	2,323	2,222

Current Liabilities

Accounts payable	10	28

Accrued taxes	9	8

Accrued interest	31	29

Other	204	139

Total current liabilities	254	204

Non-current Liabilities

Deferred income taxes	72	45

Other	91	89

Total non-current liabilities	163	134

Total Common Stockholder’s Equity and Liabilities	$2,740	$2,560

The accompanying condensed notes are an integral part of these statements.

Panhandle Eastern Pipe Line Company
Consolidated Statements of Common Stockholder’s Equity

(In millions)
(Unaudited)

	Six Months Ended	March 29 -	January 1 -
	June 30,	June 30,	March 28,
	2000	1999	1999

Common Stock At beginning and end of period	$1	$1	$1

Other Paid-in Capital

At beginning of period	1,127	466	466

Acquisition adjustment to eliminate original paid-in capital	—	(466)	—

Capital contribution of acquisition costs by parent	—	11	—

Cash capital contribution by parent	—	1,116	—

At end of period	1,127	1,127	466

Retained Earnings At beginning of period	—	101	92

Acquisition adjustment to eliminate original retained earnings	—	(101)	—

Net Income	41	15	33

Assumption of net liability by PanEnergy	—	—	57

Common stock dividends	(39)	(13)	(81)

At end of period	2	2	101

Total Common Stockholder’s Equity	$1,130	$1,130	$568

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

In conjunction with the acquisition, Panhandle’s interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; all intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy and its affiliates, are indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

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

The acquisition by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle’s net assets as of the acquisition date based on an appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

Assets acquired and liabilities assumed are recorded at their fair values. Panhandle allocated the excess purchase price over the fair value of net assets acquired of approximately $800 million to goodwill and is amortizing this amount on a straight-line basis over forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle’s assets. As a result of regulation, high replacement costs, and competition, entry into the natural gas transmission and storage business requires a significant investment. The excess purchase price over the prior carrying amount of Panhandle’s net assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:

In Millions

Property, plant and equipment	$633

Accounts receivable	3

Inventory	(9)

Goodwill	788

Regulatory assets, net	(15)

Liabilities	(72)

Long-term debt	(6)

Other	(16)

Total	$1,306

In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million (See Note 6). Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico.

2. REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million which were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline’s tariff rates which would impact future revenues and require refunds. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At June 30, 2000 and December 31, 1999, Accounts Receivable included $56 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $56 million and $54 million, respectively, for related obligations.

On March 9, 2000, Trunkline filed an abandonment application with FERC seeking to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for a limited liability corporation to convert the line from natural gas transmission service to a refined products pipeline, called Centennial Pipeline, by the end of 2001. Panhandle will own a one third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC.

On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions required Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line Company and Consumers, who were parties to the settlement, if the ownership of all or a portion of the LNG terminal was transferred to an unaffiliated entity. The Commission approved the LNG settlement to be effective April 1,1999. Trunkline’s refunds, which were made in April 2000, included $12 million to Consumers Energy, $4 million to Panhandle Eastern Pipe Line Company, and $1 million to other Trunkline customers. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation and reimbursed Trunkline for the refunds in April 2000. On May 31, 2000, the FERC approved Panhandle Eastern Pipe Line Company’s flow through of its portion of the settlement amounts to its customers.

3. RELATED PARTY TRANSACTIONS

Interest charges include $13 million for the six months ended June 30, 1999 for interest associated with notes payable to a subsidiary of Duke Energy. Other income includes $3 million for the six months ended June 30, 2000 for interest on Note Receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

		In Millions
	June 30,	December 31,

	2000	1999

Receivables	$29	$8

Accounts payable	5	16

4. GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 2000 and December 31, 1999, other current assets included $40 million and $22 million, respectively, and other current liabilities included $86 million and $30 million, respectively, related to gas imbalances. Panhandle values gas imbalances at the lower of cost or market.

5. INCOME TAXES

As described in Note 1, CMS Panhandle Holding acquired the stock of Panhandle from subsidiaries of Duke Energy for a total of $2.2 billion in cash and acquired debt. Panhandle treated the acquisition as an asset acquisition for tax purposes, which eliminated Panhandle’s deferred tax liability and gave rise to a new tax basis in Panhandle’s assets equal to the purchase price.

6. LONG TERM DEBT

On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1). In July, these notes were exchanged for substantially identical SEC registered notes.

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

7. INVESTMENT IN AFFILIATES

Lee 8 Storage: Panhandle, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line Company by CMS Panhandle Holding on March 29, 1999.

8. SFAS 71

As a result of Panhandle’s new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1).

9. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, to be $60 million in 2001 and 2002. Panhandle prepared these estimates for planning purposes and they are subject to revision. Panhandle satisfies capital expenditures using cash from operations.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the United States EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line Company’s and Trunkline’s share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle’s financial position, liquidity, or results of operations.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle’s pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle’s pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $24 million for the remainder of 2000 through the third quarter of 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of income, common stockholder’s equity and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the company’s management.

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

/s/ Arthur Andersen LLP

Houston, Texas
July 31, 2000

Quantitative and Qualitative
Disclosures about Market Risk

CMS Energy

Quantitative and Qualitative Disclosures about Market Risk is contained in PART I: CMS Energy Corporation’s Management’s Discussion and Analysis, which is incorporated by reference herein.

Consumers

Quantitative and Qualitative Disclosures about Market Risk is contained in PART I: Consumers’ Energy Company’s Management’s Discussion and Analysis, which is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s, Consumers’ and Panhandle’s Form 10-K for the year ended December 31, 1999, and in their Form 10-Q for the quarter ended March 31, 2000. Reference is made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 2 — Uncertainties for CMS Energy and Consumers, and Note 9 — Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

Oxford Tire Recycling: CMS Generation and the Attorney General of California are negotiating an interim settlement to partially comply with the administrative order in an effort to stop the running of the penalties. The settlement is estimated at $800,000 of clean up.

CMS ENERGY, CONSUMERS and PANHANDLE

Environmental Matters: CMS Energy, Consumers, Panhandle and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy, Consumers and Panhandle believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy’s, Consumers’ and Panhandle’s MANAGEMENT’S DISCUSSION AND ANALYSIS; and CMS Energy’s, Consumers’ and Panhandle’s CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 26, 2000, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy for the year ended December 31, 2000. The vote was 94,835,175 shares in favor and 720,742 against, with 553,624 abstaining. The CMS Energy shareholders voted on a proposal to permit awards under CMS Energy Corporation’s Executive Incentive Compensation Plan to be income tax deductible by CMS Energy. The vote was 88,209,892 shares in favor and 4,844,496 against, with 3,055,169 abstaining. The CMS Energy shareholders also elected all eleven nominees for the office of director. The votes for individual nominees were as follows:

CMS ENERGY CORPORATION

Number of Votes:	For	Against	Total

William T. McCormick, Jr.	84,193,755	11,915,806	96,109,561

John M. Deutch	90,144,887	5,964,674	96,109,561

James J. Duderstadt	93,140,821	2,968,740	96,109,561

Kathleen R. Flaherty	93,218,928	2,890,633	96,109,561

Victor J. Fryling	84,161,537	11,948,024	96,109,561

Earl D. Holton	93,203,245	2,906,316	96,109,561

William U. Parfet	93,214,415	2,895,146	96,109,561

Percy A. Pierre	93,207,514	2,902,407	96,109,561

Kenneth L. Way	90,418,236	5,691,325	96,109,561

Kenneth Whipple	93,196,005	2,913,556	96,109,561

John B. Yasinsky	93,233,393	2,876,168	96,109,561

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 26, 2000 Consumers’ Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of re-electing the above-named individuals as directors of Consumers, in favor of ratifying the appointment of Arthur Andersen LLP as independent auditors of Consumers for the year ended December 31, 2000, and in favor of a proposal to amend and restate the Restated Articles of Incorporation to (a) delete the current Article VIII to remove the requirement that members of the Board must own stock of Consumers to remain a member of the Board, (b) add a new Article VIII to provide authority for written consents of the shareholders for annual and special meetings, and (c) eliminate obsolete material. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5. OTHER INFORMATION

A shareholder who intends to submit a proposal for a vote at CMS Energy’s 2001 Annual Meeting of Shareholders but which will not be included in CMS Energy’s 2001 proxy statement must send the proposal to reach CMS Energy on or before March 1, 2001. The proposals should be addressed to: Mr. Thomas A. McNish, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. Failure to timely submit the proposal will allow management to use discretionary voting authority when the proposal is raised at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

(4)		Credit Agreement, dated as of June 27, 2000 among CMS Energy, as Borrower, and the Banks named therein, as Banks, and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and Barclays Bank plc as Co-Syndication Agents, and Citibank, N.A. as Documentation Agent.

(12)	-	CMS Energy:	Statements regarding computation of Ratio of Earnings to Fixed Charges

(15)(a)	-	CMS Energy:	Letter of Independent Public Accountant

(15)(b)	-	Consumers:	Letter of Independent Public Accountant

(27)(a)	-	CMS Energy:	Financial Data Schedule

(27)(b)	-	Consumers:	Financial Data Schedule

(27)(c)	-	Panhandle:	Financial Data Schedule

(b)	Reports on Form 8-K

CMS ENERGY

Current Reports filed May 1, 2000, June 5, 2000 and July 6, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

Current Reports filed June 6, 2000 and July 6, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

No Current Reports on Form 8-K filed during the second quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)

Dated: August 11, 2000	By: /s/ A.M. Wright Alan M. Wright Senior Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)

Dated: August 11, 2000	By: /s/ A.M. Wright Alan M. Wright Senior Vice President and Chief Financial Officer

PANHANDLE EASTERN PIPE LINE COMPANY (Registrant)

Dated: August 11, 2000	By: /s/ A.M. Wright Alan M. Wright Senior Vice President, Chief Financial Officer and Treasurer

Exhibit
Number		Description

(4)		Credit Agreement, dated as of June 27, 2000 among CMS Energy, as Borrower, and the Banks named therein, as Banks, and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and Barclays Bank plc as Co-Syndication Agents, and Citibank, N.A. as Documentation Agent.

(12)	-	CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges

(15)(a)	-	CMS Energy: Letter of Independent Public Accountant

(15)(b)	-	Consumers: Letter of Independent Public Accountant

(27)(a)	-	CMS Energy: Financial Data Schedule

(27)(b)	-	Consumers: Financial Data Schedule

(27)(c)	-	Panhandle: Financial Data Schedule