Form 10-Q
period 2000-09-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2000-11-14
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to _____

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
                                                  (713)989-7000

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 2000:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                   120,876,752
   CMS Energy Class G Common Stock, no par value                                       0
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy         84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                         1,000


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

    QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis................................ CMS-1
     Consolidated Statements of Income................................... CMS-18
     Consolidated Statements of Cash Flows............................... CMS-20
     Consolidated Balance Sheets......................................... CMS-22
     Consolidated Statements of Common Stockholders' Equity.............. CMS-24
     Condensed Notes to Consolidated Financial Statements................ CMS-25
     Report of Independent Public Accountants............................ CMS-44
Consumers Energy Company
     Management's Discussion and Analysis................................ CE-1
     Consolidated Statements of Income................................... CE-12
     Consolidated Statements of Cash Flows............................... CE-13
     Consolidated Balance Sheets......................................... CE-14
     Consolidated Statements of Common Stockholder's Equity.............. CE-16
     Condensed Notes to Consolidated Financial Statements................ CE-17
     Report of Independent Public Accountants............................ CE-29
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis................................ PE-1
     Consolidated Statements of Income................................... PE-6
     Consolidated Statements of Cash Flows............................... PE-7
     Consolidated Balance Sheets......................................... PE-8
     Consolidated Statements of Common Stockholder's Equity.............. PE-10
     Condensed Notes to Consolidated Financial Statements................ PE-11
     Report of Independent Public Accountants............................ PE-16
Quantitative and Qualitative Disclosures about Market Risk............... CO-1
PART II:
     Item 1. Legal Proceedings........................................... CO-1
     Item 6. Exhibits and Reports on Form 8-K............................ CO-2
Signatures............................................................... CO-3

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE........................... Association of Businesses Advocating Tariff
                                 Equity
ALJ............................. Administrative Law Judge
Alliance........................ Alliance Regional Transmission Organization
Articles........................ Articles of Incorporation
Attorney General................ Michigan Attorney General

bcf............................. Billion cubic feet
Big Rock........................ Big Rock Point nuclear power plant, owned by
                                 Consumers
Board of Directors.............. Board of Directors of CMS Energy
Btu............................. British thermal unit

Class G Common Stock............ One of two classes of common stock of CMS
                                 Energy, no par value, which reflects the
                                 separate performance of the Consumers Gas
                                 Group, redeemed in October 1999.
Clean Air Act................... Federal Clean Air Act, as amended
CMS Electric and Gas............ CMS Electric and Gas Company, a subsidiary of
                                 Enterprises
CMS Energy...................... CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock......... One of two classes of common stock of CMS
                                 Energy, par value $.01 per share
CMS Gas Transmission............ CMS Gas Transmission Company, a subsidiary of
                                 Enterprises
CMS Generation.................. CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.................... CMS Midland Holdings Company, a subsidiary of
                                 Consumers
CMS Midland..................... CMS Midland Inc., a subsidiary of Consumers
CMS MST......................... CMS Marketing, Services and Trading Company, a
                                 subsidiary of Enterprises
CMS Oil and Gas ................ CMS Oil and Gas Company, a subsidiary of
                                 Enterprises
CMS Panhandle Holding .......... CMS Panhandle Holding Company, a subsidiary of
                                 CMS Gas Transmission
Common Stock.................... All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them
                                 individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers....................... Consumers Energy Company, a subsidiary of CMS
                                 Energy
Consumers Gas Group............. The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals................ Michigan Court of Appeals
Customer Choice Act............. Customer Choice and Electricity Reliability
                                 Act, a Michigan statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers no later than January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for securitization

Detroit Edison.................. The Detroit Edison Company, a non-affiliated company
DOE............................. U.S. Department of Energy
Dow............................. The Dow Chemical Company, a non-affiliated company
Duke Energy..................... Duke Energy Corporation, a non-affiliated company

EITF............................ Emerging Issues Task Force
Enterprises..................... CMS Enterprises Company, a subsidiary of CMS
                                 Energy
EPA............................. Environmental Protection Agency
EPS............................. Earnings per share

FASB............................ Financial Accounting Standards Board
FERC............................ Federal Energy Regulatory Commission
FMLP............................ First Midland Limited Partnership, a
                                 partnership which holds a 75.5% lessor interest in the Midland Cogeneration Venture facility
FTC............................. Federal Trade Commission

GCR............................. Gas cost recovery
GTNs............................ CMS Energy General Term Notes(R), $250 million
                                 Series A, $125 million Series B, $150 million Series C, $200 million Series D and $400 million Series E

Huron........................... Huron Hydrocarbons, Inc., a subsidiary of
                                 Consumers

kWh............................. Kilowatt-hour

Loy Yang........................ The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest
LNG............................. Liquefied natural gas
Ludington....................... Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf............................. Thousand cubic feet
MCV Facility.................... A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                 Partnership
MCV Partnership................. Midland Cogeneration Venture Limited
                                 Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A............................ Management's Discussion and Analysis
MEPCC........................... Michigan Electric Power Coordination Center
Michigan Gas Storage............ Michigan Gas Storage Company, a subsidiary of
                                 Consumers
Michigan State Utility
  Workers Council............... The executive board and negotiating body for local chapters of the Union
Michigan Transco................ Michigan Electric Transmission Company
MMBtu........................... Million British thermal unit
MPSC............................ Michigan Public Service Commission
MW.............................. Megawatts

NEIL............................ Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member
                                 utility companies
NMC............................. Nuclear Management Company, formed in 1999 by
                                 Northern States Power Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power Company, and Wisconsin Public Service Company to operate and manage nuclear capacity owned by the four utilities.
NOx............................. Nitrogen Oxide
NRC............................. Nuclear Regulatory Commission
NYMEX........................... New York Mercantile Exchange

Outstanding Shares.............. Outstanding shares of Class G Common Stock

Palisades....................... Palisades nuclear power plant, owned by
                                 Consumers
Panhandle....................... Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage,
                                 Panhandle Storage, and Trunkline LNG. Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line..... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage............... CMS Panhandle Storage Company, a subsidiary of
                                 Panhandle Eastern Pipe Line Company
PCBs............................ Poly chlorinated biphenyls
PECO............................ PECO Energy Company, a non-affiliated company
PPA............................. The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term
                                 commencing in March 1990
PSCR............................ Power supply cost recovery

RTO............................. Regional Transmission Organization

Sea Robin....................... Sea Robin Pipeline Company
SAB............................. Staff Accounting Bulletin
SEC............................. U.S. Securities and Exchange Commission
Securitization.................. A financing authorized by statute in which the statutorily assured flow of revenues from a
                                 portion of the rates charged by a utility to
                                 its customers is set aside and pledged as
                                 security for the repayment of rate reduction
                                 bonds issued by a special purpose entity
                                 affiliated with such utility.
Senior Credit Facility.......... $1 billion one-year revolving credit facility maturing in June 2001
SFAS............................ Statement of Financial Accounting Standards
SOP............................. Statement of Position
Stranded Costs.................. Costs incurred by utilities in order to serve their customers in a regulated monopoly
                                 environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund....................... Comprehensive Environmental Response,
                                 Compensation and Liability Act

TBtu............................ Trillion british thermal unit
Transition Costs................ Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline....................... Trunkline Gas Company, a subsidiary of
                                 Panhandle Eastern Pipe Line Company
Trunkline LNG................... Trunkline LNG Company, a subsidiary of
                                 Panhandle Eastern Pipe Line Company
Trust Preferred Securities...... Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union........................... Utility Workers of America, AFL-CIO

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS


                                                       In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------
Three months ended September 30,                           2000           1999         Change
---------------------------------------------------------------------------------------------
Consolidated Net Income                                   $  55          $  83        $ (28)
Net Income Attributable to Common Stocks:
   CMS Energy                                                55             86          (31)
   Class G                                                    -             (3)           3
Earnings Per Average Common Share:
   CMS Energy
        Basic                                               .51            .79         (.28)
        Diluted                                             .51            .78         (.27)
   Class G
        Basic and Diluted                                     -           (.38)         .38
===========================================================================================


                                     CMS-1


                                                       In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------
Nine months ended September 30,                               2000           1999         Change
------------------------------------------------------------------------------------------------
Consolidated Net Income                                     $  216         $  256         $ (40)
Net Income Attributable to Common Stocks:
   CMS Energy                                                  216            248           (32)
   Class G                                                       -              8            (8)
Earnings Per Average Common Share:
   CMS Energy
        Basic                                                 1.95           2.29          (.34)
        Diluted                                               1.93           2.25          (.32)
   Class G
        Basic and Diluted                                        -            .90          (.90)
==================================================================================================

The decrease in consolidated net income for the third quarter 2000 over the comparable period in 1999 resulted from decreased earnings from the electric utility, independent power production and marketing, services and trading businesses, coupled with higher interest expense. Partially offsetting these decreases were increased earnings from the gas utility business and from CMS Energy's other diversified energy businesses, including the natural gas transmission business, the oil and gas exploration and production business, and the international energy distribution business, as well as gains on the sale of non-strategic assets. CMS Energy's recurring asset optimization program is expected to generate $50 million of pre-tax gains, or approximately $.30 per diluted share, from asset sales annually. Third quarter 2000 results include approximately $5 million, or $.04 per diluted share, of after-tax gains from major asset sales, all of which exceeds the amount CMS Energy expects to sustain in future years.

The decrease in consolidated net income for the nine months ended September 30, 2000 over the comparable period in 1999 resulted from decreased earnings from the electric and gas utilities, coupled with higher interest expense principally related to the Panhandle acquisition. Partially offsetting these decreases were increased earnings from CMS Energy's diversified energy businesses, including the natural gas transmission business primarily reflecting ownership of Panhandle for the entire first nine months of 2000 versus only the second and third quarters of 1999, the independent power production business, the oil and gas exploration and production business, the international energy distribution business, and the marketing, services and trading business, as well as gains on the sale of non-strategic assets. The nine months ended September 30, 2000 results include approximately $55 million, or $.47 per diluted share, of after-tax gains from major asset sales. Approximately $.17 per diluted share of after-tax gains exceeds the amount CMS Energy expects to sustain in future years as part of its recurring asset optimization program.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME: For the three months ended September 30, 2000, electric pretax operating income decreased $50 million from the comparable period in 1999. The earnings decrease reflects lower temperature-related electric revenues, the purchase of electricity options, which were not needed due to the milder-than-expected summer temperatures, and the passage of the Customer Choice Act in Michigan, partially offset by decreased operating expenses. The Customer Choice Act required an immediate five percent electric rate reduction for residential customers, while commercial and industrial


                                     CMS-2
rates remain unchanged. Power costs increased significantly due to higher purchased electricity options costs in anticipation of a predicted hot summer that did not materialize and due to additional purchased power as a result of unscheduled outages at Consumers' internal generating facilities. For the nine months ended September 30, 2000, electric pretax operating income decreased $83 million from the comparable period in 1999. The earnings decrease reflects the increased cost of power and electricity options and the impact of the electric rate reduction, partially offset by increased electric sales revenue and decreased operations expenses. During the current year, Consumers needed additional purchased power to meet customer requirements due to scheduled and unscheduled outages at Consumers' internal generating facilities. Consumers also had higher costs to purchase electricity options this year to ensure an adequate supply of power for its customers for a predicted hotter-than-normal summer. Current-year operating expenses also reflect benefits of $11 million related to reductions in employee paid absence cost. The following table quantifies these impacts on pretax operating income:


                                                                                     In Millions
------------------------------------------------------------------------------------------------
                                                           Three Months              Nine Months
                                                     Ended September 30       Ended September 30
Change Compared to Prior Year                              2000 vs 1999             2000 vs 1999
------------------------------------------------------------------------------------------------

Electric deliveries                                              $   (7)                $    5
Power supply costs and related revenue                              (45)                   (70)
Rate decrease                                                       (14)                   (19)
Non-commodity revenue                                                 7                      3
Operation and maintenance expense                                    11                      2
General taxes and depreciation expense                               (2)                    (4)
                                                                 ------------------------------

Total change                                                     $  (50)                $  (83)
===============================================================================================

ELECTRIC DELIVERIES: Electric deliveries were 10.7 billion kWh for the three months ended September 30, 2000, slightly less than the third quarter of 1999. Electric deliveries were 30.4 billion kWh for the nine months ended September 30, 2000, again a slight decrease from the corresponding 1999 period. Total electric deliveries decreased due to lower intersystem sales, and less usage by residential and industrial customers.

POWER SUPPLY COSTS:


                                                                       In Millions
----------------------------------------------------------------------------------
September 30                                2000              1999          Change
----------------------------------------------------------------------------------
Three months ended                         $ 355             $ 335            $ 20
Nine months ended                            949               906              43
==================================================================================

Power supply costs increased for the three months ended September 30, 2000 from the comparable period in 1999 and also increased for the nine-month period, primarily due to higher interchange power costs and electricity options costs. Consumers had to purchase more, higher-priced external power because of decreased internal generation resulting from scheduled and unscheduled outages. Consumers also incurred higher electricity options costs to reserve the availability of extra power in 2000 due to a predicted hotter-than-normal summer.



                                     CMS-3

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME: Gas pretax operating income increased by $15 million in the three months ended September 30, 2000. The earnings increase reflects higher gas deliveries due to cooler temperatures in the three months ended September 30, 2000, lower operating costs and the absence of a 1999 regulatory disallowance of $7 million. Gas pretax operating income decreased in the nine months ended September 30, 2000 by $43 million. The earnings decrease primarily reflects the recording of a $45 million regulatory obligation related to gas prices, which are significantly above the gas commodity rate that is frozen through March 31, 2001. This frozen commodity rate relates to a three-year experimental gas choice pilot program, which provides Consumers the opportunity to benefit or lose from changes in commodity gas prices. See Note 2, Uncertainties, "Gas Rate Matters -- Gas Restructuring", for more detailed information on this matter. The earnings decrease also reflects decreased gas deliveries in the nine months ended September 30, 2000 due to warmer temperatures during the first quarter of 2000. Partially offsetting these decreases were increased gas wholesale and retail services revenue and lower operating costs including benefits of $5 million related to reductions in employee paid absence cost. The following table quantifies these impacts on Pretax Operating Income.


                                                                               In Millions
-------------------------------------------------------------------------------------------
                                                        Three Months           Nine Months
                                                  Ended September 30    Ended September 30
Change Compared to Prior Year                           2000 vs 1999          2000 vs 1999
-------------------------------------------------------------------------------------------
Gas deliveries                                                $   5                 $  (2)
Gas commodity costs and related revenue                           8                   (52)
Gas wholesale and retail services                                 1                     5
Operation and maintenance expense                                 4                     7
General taxes and depreciation expense                           (3)                   (1)
                                                               -----                ------

Total change                                                  $  15                 $ (43)
===========================================================================================

GAS DELIVERIES: Gas system deliveries for the three months ended September 30, 2000, including miscellaneous transportation, totaled 45 bcf, an increase of 1 bcf or 3 percent from the comparable period in 1999. The increased deliveries reflect cooler temperatures during the third quarter of 2000. Gas system deliveries for the nine months ended September 30, 2000, including miscellaneous transportation, totaled 273 bcf, an increase of 1 bcf or .1 percent from the comparable period in 1999.

COST OF GAS SOLD:


                                                                          In Millions
-------------------------------------------------------------------------------------
September 30                                   2000              1999          Change
-------------------------------------------------------------------------------------
Three months ended                           $   60           $   44            $ 16
Nine months ended                               450              428              22
=====================================================================================

The cost of gas sold increased for the three months ended September 30, 2000 due to higher gas prices and increased gas deliveries due to cooler than normal temperature. Higher gas prices also impacted the cost of gas sold for the nine months ended September 30, 2000. These higher gas costs were partially offset by decreased sales from warmer-than-normal temperatures during the first quarter of 2000.


                                     CMS-4

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 2000 increased $2 million (4 percent) from the comparable period in 1999. The increase reflects increased earnings primarily from a more than 100 percent increase in LNG shipments over the comparable period in 1999, partially offset by decreased earnings from international operations. Pretax operating income for the nine months ended September 30, 2000 increased $80 million (87 percent) from the comparable period in 1999. The increase reflects earnings from Panhandle and Sea Robin, which CMS Energy acquired in March 1999 and March 2000, respectively, as well as increased earnings from other international and domestic operations and lower operating expenses.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 2000 decreased $3 million (6 percent) from the comparable period in 1999. The decrease primarily reflects decreased domestic plant earnings, primarily resulting from the sale of the Lakewood plant in May 2000, and higher operating expenses. Partially offsetting these decreases were the earnings benefits from a new facility in Africa and increased earnings from other international plant operations. Pretax operating income for the nine months ended September 30, 2000 increased $16 million (13 percent) from the comparable period in 1999. The increase is attributable to earnings from the new African facility and an Asian facility that commenced operations in the third quarter of 1999, the restructuring of a power supply contract and increased earnings from other international plant operations. Partially offsetting these increases were decreased earnings from domestic plants primarily due to the sale of the Lakewood plant in May 2000 and lower earnings from the MCV Facility, a scheduled reduction in operating fees and higher operating expenses.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 2000 increased $9 million (225 percent) from the comparable period in 1999 as a result of higher realized commodity prices, increased production from Venezuelan properties, and increased production from new core areas, including West Texas and Powder River properties, and decreased exploration, depreciation, depletion and amortization expenses. This increase was partially offset by increased general and administrative expenses and reduced earnings from northern Michigan and Ecuador properties, which were sold in March 2000 and June 2000, respectively. Pretax operating income for the nine months ended September 30, 2000 increased $12 million (109 percent) from the comparable period in 1999 as a result of higher realized commodity prices, increased production from Venezuelan properties, increased production from new core areas, including West Texas and Powder River properties, and decreased depreciation, depletion and amortization expenses due to the sale of the Michigan and Ecuador properties, partially offset by lower production as a result of the aforementioned sales and higher operating, general and administrative, and exploration costs.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 2000 decreased $2 million from the comparable period in 1999. The decrease primarily reflects decreased earnings from power trading activities, primarily due to cooler than normal summer weather in Michigan, partially offset by increased earnings from wholesale gas activities, which benefited from natural gas market price increases. The volumes of marketed natural gas and power traded increased 72 percent and over 1,000 percent, respectively. Pretax operating income for the nine months ended September 30, 2000




                                     CMS-5
increased $2 million from the comparable period in 1999 as a result of increased wholesale gas earnings due to capturing gains from natural gas price market volatility, increased LNG sales and earnings benefits from an energy management services acquisition made in late 1999. The volumes of marketed natural gas and power traded increased 65 percent and 546 percent, respectively. Partially offsetting these increases were decreased earnings from power trading activities, primarily due to cooler than normal summer weather in Michigan.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: Pretax operating income for the three months ended September 30, 2000 increased $8 million from the comparable period in 1999. The increase primarily reflects earnings from new investments in a Brazilian electric distribution utility, increased earnings from Argentine and Venezuelan electric distribution utilities, and lower operating expenses. Pretax operating income for the nine months ended September 30, 2000 increased $22 million from the comparable period in 1999. The increase is the result of increased earnings from new investments in a Brazilian electric distribution utility, increased earnings from Argentine and Venezuelan electric distribution utilities, and lower operating expenses.

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

COMMODITY PRICE RISK: CMS Energy, through its subsidiaries, is exposed to market fluctuations in the price of natural gas, oil, electricity and natural gas liquids. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price.) The prices of these energy commodities can fluctuate, among other things, because of changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent twelve months would increase or decrease, respectively, by approximately $17 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of September 30, 2000. The analysis assumes that the maximum exposure associated with purchased options is premiums paid for the options. The analysis also does not quantify short-term exposure to hypothetically adverse price fluctuations in commodity inventories.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate


                                     CMS-6
 debt, variable-rate debt and trust preferred securities, and interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. In August 2000, CMS Energy entered into floating-to-fixed interest rate swap agreements for a total notional amount of $1.0 billion to exchange variable rate interest payment obligations to fixed rate obligations to minimize potential adverse interest rate changes. At September 30, 2000 the carrying amounts of long-term debt and trust preferred securities were $7.2 billion and $1.1 billion, respectively, with corresponding fair values of $7.0 billion and $1.0 billion, respectively. The fair value of CMS Energy's interest rate swaps at September 30, 2000, with a notional amount of $1.7 billion, was $4 million, representing the amount CMS Energy would pay upon settlement. Based on a sensitivity analysis at September 30, 2000, CMS Energy estimates that if market interest rates average 10 percent higher or lower, pretax operating income for the subsequent twelve months would decrease or increase, respectively, by approximately $7 million. In addition, based on a 10 percent adverse shift in market rates, CMS Energy would have an exposure of approximately $365 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance its fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position or cash flows as of September 30, 2000.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to foreign currency risk that arises from investments in foreign operations. CMS Energy uses forward exchange and option contracts to hedge certain investments in foreign operations. At September 30, 2000, CMS Energy's primary foreign currency exchange rate exposures were the Brazilian real, the Argentine peso and the Australian dollar. Based on a sensitivity analysis at September 30, 2000, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of September 30, 2000, but would result in a net cash settlement of approximately $26 million. The estimated fair value of the foreign exchange and option contracts at September 30, 2000 was $24 million, representing the amount CMS Energy would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 2000.

For a discussion of accounting policies related to derivative transactions, see
Note 5.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and distributions from subsidiaries. During the first nine months of 2000, Consumers paid $126 million in common dividends and Enterprises paid $481 million in common dividends and distributions to CMS Energy. In October 2000, Consumers declared a $61 million dividend payable in November 2000 to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. Consolidated cash from operations totaled $163



                                     CMS-7
million and $440 million for the first nine months of 2000 and 1999, respectively. The $277 million decrease resulted primarily from a decrease in earnings, excluding gains from asset sales, primarily resulting from gas purchase prices that were significantly higher than the frozen gas customer rate and the electric rate reduction required by the customer choice legislation enacted in June 2000, and the timing of cash receipts and payments related to working capital items. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: CMS Energy's consolidated net cash used in investing activities totaled $372 million and $2.718 billion for the first nine months of 2000 and 1999, respectively. The decrease of $2.346 billion primarily reflects the acquisition of Panhandle in March 1999 for $1.9 billion and a $555 million increase in proceeds from the sales of assets. CMS Energy's expenditures (excluding acquisitions) during the first nine months of 2000 for its utility and diversified energy businesses were $357 million and $436 million, respectively, compared to $304 million and $479 million, respectively, during the comparable period in 1999.

FINANCING ACTIVITIES: CMS Energy's net cash provided by financing activities totaled $358 million and $2.411 billion for the first nine months of 2000 and 1999, respectively. Net cash provided in 1999 primarily related to funding the approximately $1.9 billion Panhandle acquisition in March 1999. The decrease of $2.053 billion in net cash provided by financing activities resulted from a decrease of $1.988 billion in the issuance of new securities (see table below for securities issued in first nine months of 2000), an increase in the retirement of bonds, other long-term debt and trust preferred securities ($346 million), an increase in the repurchase of common stock ($129 million), and a decrease in the issuance of common stock ($69 million), partially offset by decreases in the retirement of notes payable ($239 million) and preferred stock ($194 million).



                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY

GTNs Series E                       (1)          (1)        9.00%(1)           $102   General corporate purposes


Trust Preferred
  Securities (2)                 August         2004        7.25%               220   To redeem the Trust
                                                                                      Preferred Securities
                                                                                      of CMS RHINOS Trust
                                                                        -----------
                                                                                322
PANHANDLE

Senior Notes                      March         2010        8.25%               100   To fund acquisition of
                                                                                      Sea Robin and general
                                                                                      corporate purposes
                                                                        -----------

                                                                                100
                                                                        -----------

Total                                                                          $422

====================================================================================================================

                                     CMS-8

(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2)  Refer to Note 3 for further information regarding these securities.

For the first nine months of 2000, CMS Energy declared and paid $122 million in cash dividends to holders of CMS Energy Common Stock. In October 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in November 2000.

OTHER INVESTING AND FINANCING MATTERS: At September 30, 2000, the book value per share of CMS Energy Common Stock was $21.02.

At November 1, 2000, CMS Energy had an aggregate $646 million in securities registered for future issuance.

CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2000, the total amount available under the Senior Credit Facility was $60 million, and under the unsecured lines of credit was $63 million. Subsequent to the October 2000 senior note and equity issuances described below, the total amounts available at November 1, 2000 under the Senior Credit Facility and unsecured lines of credit were $900 million and $63 million, respectively. For detailed information, see Note 3, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 3, incorporated by reference herein.

In October 2000, CMS Energy sold $500 million aggregate principal amount of
9.875 percent senior notes due 2007. Net proceeds from the sale were approximately $489 million. CMS Energy will ultimately use the net proceeds from this offering to repay $300 million aggregate principal amount of 7.375 percent unsecured notes due November 15, 2000 and to reduce the outstanding balance under the Senior Credit Facility. Pending application of the net proceeds to the repayment at maturity of these unsecured notes later in 2000, CMS Energy used the proceeds to reduce the outstanding balance under the Senior Credit Facility.

In October 2000, as part of its financial plan to strengthen the balance sheet as discussed further in the Outlook-Financial Plan section below, CMS Energy sold 11 million shares of CMS Energy Common Stock. CMS Energy used the net proceeds of approximately $305 million primarily to repay borrowings under the Senior Credit Facility. CMS Energy used the remaining amounts to repay various lines of credit.

CMS Energy has identified for possible sale certain assets that are expected to contribute little or no earnings benefit in the short to medium term. From December 1999 through October 31, 2000, CMS Energy had sold or had reached agreements to sell $689 million of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system, all of its northern Michigan oil and gas properties, its ownership interest in the Lakewood Cogeneration plant located in Lakewood, New Jersey, and all of its ownership interest in certain oil reserves located in Ecuador. These asset sales have resulted in total cash proceeds and associated reduction of consolidated



                                     CMS-9
project debt of approximately $870 million. CMS Energy plans to continue to sell additional assets resulting in cash proceeds and associated reduction of consolidated project debt, as more fully discussed in the Outlook-Financial Plan section below.

In addition, in February 2000, CMS Energy announced its intention to sell its 50 percent interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ materially from the approximately $500 million investment amount currently reflected as an asset on the balance sheet. CMS Energy, however, continues to evaluate various financial and accounting alternatives for Loy Yang by year-end, including continuing the sale process.

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



                                                                                  In Millions
---------------------------------------------------------------------------------------------
Years Ending December 31                            2000              2001               2002
---------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)           $    440           $   580            $   545
Consumers gas operations (a)                         115               140                145
Natural gas transmission                             305               130                260
Independent power production                         430               200                215
Oil and gas exploration and production               158               160                165
Marketing, services and trading                       32                30                  5
International energy distribution                    133                25                  -
Other                                                 17                25                 25
                                                ---------------------------------------------

                                                $  1,630           $ 1,290            $ 1,360
=============================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.
(b) These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties.

CMS Energy currently plans investments in the years 2000 through 2002 in focused markets, which include: North and South America; the Middle East; and India. Investments will be made in market segments which align with CMS Energy's varied business units' skills with a focus on optimization and integration of existing assets, as further discussed in Outlook section below.

OUTLOOK

As the deregulation and privatization of the energy industry takes place in global energy markets, CMS Energy has positioned itself to be a leading regional diversified energy company developing energy



                                     CMS-10
facilities and marketing energy-related services in the United States and selected world growth markets. The key elements of the strategy to achieve this objective are as follows:

         - Effectively implement the Michigan electric utility restructuring legislation and gas utility customer choice program;

         - Use the natural gas pipeline business for growth opportunities across other CMS Energy businesses;

         -    Expand the range of energy-related services;

         - Expand CMS Energy's presence in select high-growth international markets through the diversified energy businesses;

         - Grow the marketing, services and trading activities to optimize and leverage gas and electric assets in the United States; and

         -    Continued management of the asset portfolio.

FINANCIAL PLAN

In October 2000, CMS Energy announced a program to strengthen its balance sheet while maintaining its forecasted $2.37 sustainable earnings per share guidance for the year 2000, $2.75 sustainable earnings per share guidance for 2001 and its forecasted 10 percent annual growth rate thereafter. As a part of that program, CMS Energy issued $305 million of CMS Energy Common Stock in October 2000. In addition, CMS Energy intends to execute an initial public offering of up to 49 percent of its ownership interest in CMS Oil and Gas in the first quarter of 2001. CMS Energy anticipates that the combined actions will raise approximately $800 million of cash and generate about $450 million of equity. CMS Energy intends to use the $800 million of proceeds to reduce debt and supplement the $1.4 billion asset sale program currently underway. While there is no assurance that this forecasted level of earnings and growth will be achieved, this guidance and growth assumes, among other things, normal weather conditions for the utility business and successful implementation of Securitization.

Under the asset sale program, CMS Energy identified for possible sale certain assets expected to contribute little or no earnings benefit in the short to medium terms. With the sale of certain of these assets, CMS intends to generate approximately $1 billion of asset sale proceeds and $400 million of consolidated project debt eliminations from asset sales by early 2001. As of October 31, 2000, CMS Energy sold assets resulting in approximately $870 million of cash proceeds and associated debt reduction of consolidated project debt. There are no assurances that CMS Energy can sell an additional $530 million of assets by early 2001 as planned.

CMS Energy also intends to enhance long-term growth through a portfolio management program that entails the ongoing sale of assets. CMS Energy expects to reinvest the proceeds from this program in assets having greater potential for synergies with its existing or planned assets. In particular, CMS Energy is reviewing its options regarding certain assets performing below prior expectations, including generating assets in Argentina. Under the program, CMS Energy continues to seek improvement in the operating efficiency and profitability of all assets retained in its portfolio.

The Board of Directors has approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. From February through April 2000,




                                     CMS-11

CMS Energy repurchased approximately 6.6 million shares at a total cost of $129 million. CMS Energy does not anticipate repurchase of additional shares in the near-term while strengthening its balance sheet.

DIVERSIFIED ENERGY OUTLOOK

CMS Energy continues to sharpen its geographic focus on key growth areas where it already has significant business concentrations and opportunities. These markets are India, the Middle East, North America, South America and, for CMS Oil and Gas, West Africa. In pursuing global growth, CMS Energy intends to make energy investments that provide expansion opportunities for multiple existing businesses. For example, CMS Energy seeks to capitalize on its West Africa oil and gas reserves by expanding the undersea pipeline and onshore processing facilities in this area. CMS Energy intends to use the gas from the processing plant in a new methanol-producing plant and in a gas-fired power plant in West Africa. CMS Energy is extending the gas pipelines in South America to carry fuel for power plants in that area. In addition, a CMS Energy subsidiary is a partner in the first independent power and water project in the United Arab Emirates, and another subsidiary is building CMS Energy's third power plant in India. These growth plans are subject to political and economic factors over which CMS Energy has no control, such as changes in foreign governmental and regulatory policies (including changes in industrial regulation and control and changes in taxation), changing political conditions and international monetary fluctuations.

In the United States, CMS Energy also intends to grow its oil and gas exploration and production business by aggressively developing the West Texas and Powder River gas reserves.

CMS Energy intends to use its marketing, services and trading business to improve the return on other CMS Energy businesses. CMS Energy plans to continue centralizing the marketing of energy products produced by various CMS Energy non-utility businesses. Other strategies include expanding the industrial and commercial energy services to enhance CMS Energy's commodity marketing business and developing risk management products that address customer needs.

CONSUMERS' ELECTRIC UTILITY OUTLOOK

GROWTH: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2005 based on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows customers to choose their electricity supplier, or changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric utility restructuring legislation. These efforts resulted in the passage of the Customer Choice Act, which became effective June 5, 2000.

Generally, electric utility restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their supplier of electricity generation. Such competition affects, and will continue to affect, Consumers' retail electric business. Several years ago, prior to the enactment of the Customer Choice Act, Consumers had entered multi-year electric supply contracts with a number of its largest industrial customers to provide power to some of their facilities and the MPSC approved these contracts as part of its phased introduction to competition. During the period from 2000 through 2005, some of these contracts can be terminated or restructured. These contracts involve approximately 600 MW of customer power supply requirements. The ultimate



                                     CMS-12
financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate, effective January 1, 2001, the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison's application. Detroit Edison and Consumers are currently in negotiations to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly exclude any merchant operations (electricity purchasing, sales, and dispatch operations). Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by restructuring of the MEPCC. In the interim, Detroit Edison negotiated with Consumers a one-month extension of the current agreement's termination effective date to February 1, 2001. Consumers is in the process of establishing systems and procedures to perform independent merchant operations, which are expected to be in place by February 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers can not predict the financial impact of terminating these joint operations.

In part, because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO and recently filed an application with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. This represents the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

CMS Energy cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

RATE MATTERS: Prior to June 5, 2000 there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of the Customer Choice Act, certain MPSC rate proceedings and a complaint by ABATE seeking a reduction in rates have been dismissed.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1 and Note 2, incorporated by reference herein.

NUCLEAR MATTERS: Subsequent to quarter end, Consumers has signed an agreement to become a full partner in NMC, acquiring a financial interest in NMC and a position on the NMC Board of Directors. Consumers will transfer responsibility for the operation of its Palisades nuclear plant to NMC. NMC was formed by four upper Midwest utilities in February 1999 to operate seven nuclear units at five plant sites in Wisconsin, Minnesota and Iowa. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 megawatts of generating capacity.

Consumers will retain ownership of the plant, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Approval will be sought from the NRC for an amendment to Palisades' operating license designating NMC as the plant's operator. Under this agreement, salaried Palisades employees will become NMC employees in approximately mid 2001. Union employees will work under NMC supervision pursuant to their existing labor contract as Consumers employees. This agreement will benefit Consumers by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated by the five NMC member companies. The ultimate financial impact is uncertain.

UNCERTAINTIES: Several electric business trends or uncertainties may affect CMS Energy's financial results and condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a



                                     CMS-13
material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 3) electric industry restructuring, how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates, and the ability to recover fully the cost of doing business under the rate caps; 4) the successful sale of Securitization bonds on a timely basis; 5)the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; 6) the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO and
7) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades and the successful operation of NMC. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

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

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a gas customer choice pilot program. The program was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. This pilot program became effective on April 1, 1998. The pilot program ends on March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of September 30, 2000, more than 155,000 customers chose alternative gas suppliers, representing approximately 39 bcf of gas load. Customers who had voluntarily chosen to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. The Michigan appellate courts have affirmed the pilot program in its entirety the December 1997 MPSC order. On October 13, 2000, the MPSC adopted model terms and conditions for permanent gas customer choice programs. On October 24, 2000, the MPSC approved Consumers' voluntary application to establish a permanent customer choice program in its service territory beginning April 1, 2001 after the pilot program expires. Beginning April 1, 2001, Consumers will no longer be subject to a frozen gas commodity cost. Consumers will then return to a gas cost recovery mechanism such that it will recover all prudently incurred natural gas commodity costs from it customers. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001. By April 1, 2002, up to 900,000 gas customers will be eligible to participate. All of Consumers' gas customers will be eligible to select an alternate natural gas supplier beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the pilot program. Additional exposure to losses could occur if the cost of purchased gas exceeds $7.00 per mcf or abnormal weather causes additional gas purchases. Consumers recorded a regulatory



                                     CMS-14
liability of $45 million in the second quarter 2000 to reflect estimated losses due to increases in natural gas commodity prices. On October 24, 2000, the MPSC approved Consumers' application to reclassify recoverable, low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to begin immediately to include the cost of its recoverable base gas with higher cost purchased gas. The gas accounting order is expected to eliminate the need for Consumers to recognize any further losses related to gas commodity cost under-recoveries.

UNCERTAINTIES: CMS Energy's financial results and position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) successful implementation of the new expanded gas customer choice program beginning in April 2001; 3) permanent gas industry restructuring; and 4) implementation of the GCR mechanism in April 2001 and the success or failure of initiatives undertaken to protect against gas commodity price increases. For further detailed information about these uncertainties, see Note 2.

CONSUMERS' OTHER OUTLOOK

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

PANHANDLE OUTLOOK

CMS Energy intends to use Panhandle as a platform for growth in the United States and derive added value through expansion opportunities for multiple CMS Energy businesses. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint-venture (See Note 2). Panhandle, however, continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cashflows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle and the potential for the increasing necessity by Panhandle to discount prices (reducing revenues); 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the effects of a January 2000 FERC order that could, if approved without modification upon rehearing, reduce Trunkline's tariff rates and future revenue levels; 4) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility for LNG terminalling revenues; 5) the impact of future rate cases, if any, for any of Panhandle's regulated operations; and 6) current initiatives for additional federal rules and legislation regarding pipeline safety.

REGULATORY MATTERS: For detailed information about Panhandle's regulatory uncertainties see Note 2, Uncertainties -- Panhandle Matters, incorporated by reference herein.


                                     CMS-15

OTHER MATTERS

NEW ACCOUNTING RULES

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which has been deferred by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amended by the issuance in June 2000 of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

In order to implement SFAS 133 by January 1, 2001, CMS Energy has established various cross-functional project teams to identify all derivative instruments, measure the fair value of those derivative instruments, designate and document various hedge relationships, and evaluate the effectiveness of those hedge relationships. As of November 2000, CMS Energy has completed the process of identifying all derivative instruments and is currently in the process of establishing appropriate fair value measurements of those derivative instruments. In addition, CMS Energy is also in the process of designating and documenting all hedging relationships anew and establishing tests and methodologies for evaluating the hedge effectiveness of its hedging relationships.

CMS Energy believes that the majority of its non-trading derivative contracts, power purchase agreements and gas transportation contracts, qualify for the normal purchases and sales exception of the new standard, and therefore would not be required to be recognized at fair value. However, CMS Energy anticipates that its electric and gas option contracts, interest rate swap agreements and foreign currency exchange contracts will be required to be recorded on its balance sheet at fair value. CMS Energy believes that these contracts will meet specific hedge criteria; accordingly, changes in the fair value of these contracts will be recorded in other comprehensive income on the balance sheet. However, derivative and hedge accounting for utility industry option contracts remains uncertain and the financial impact is dependent upon resolution of certain industry issues with the FASB. If the standards are not amended to allow option contracts to be classified as either normal purchases or cash flow hedges, changes in the fair value of these contracts will be recorded in earnings, and could cause earnings volatility. The potential financial impact to earnings is unknown at this time, but CMS Energy continues to quantify the effects of adoption on its financial statements.

In December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB 101) summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. CMS Energy has adopted the provisions of SAB 101 as of October 1, 2000. The impact of adopting SAB 101 is not material to CMS Energy's consolidated results of operations or financial position.

OTHER

The Union represents Consumers' operating, maintenance and construction employees. Consumers and the Union negotiated a new collective bargaining agreement that became effective as of June 1, 2000. By its terms, that agreement will continue in full force and effect until June 1, 2005. Consumers does not




                                     CMS-16
anticipate any material adverse financial effects on its financial position, liquidity, or results of operations as a result of changes to this agreement.

During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The cumulative effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. From January 1, 2000 through September 30, 2000, the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $138 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $601 million at September 30, 2000, which includes $1 million, $150 million and $450 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at September 30, 2000 was $24 million, representing the amount CMS Energy would pay upon settlement.



                                     CMS-17

                                  CMS ENERGY CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)


                                                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
SEPTEMBER 30                                                                            2000      1999       2000        1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                     $  715    $  753    $ 2,002      $ 2,052
  Gas utility                                                                             142       112        765          792
  Natural gas transmission                                                                249       211        604          501
  Independent power production                                                            143       103        355          261
  Oil and gas exploration and production                                                   36        25        101           69
  Marketing, services and trading                                                       1,034       216      1,776          520
  International energy distribution                                                        70        40        198          124
  Other                                                                                     6         6         20           16
                                                                                       -----------------------------------------
                                                                                        2,395     1,466      5,821        4,335
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                          104       116        286          315
    Purchased and interchange power                                                       740       151      1,071          357
    Purchased power - related parties                                                     141       140        438          418
    Cost of gas sold                                                                      604       285      1,625        1,034
    Other                                                                                 270       247        759          706
                                                                                       -----------------------------------------
                                                                                        1,859       939      4,179        2,830
  Maintenance                                                                              68        53        217          141
  Depreciation, depletion and amortization                                                152       141        470          429
  General taxes                                                                            69        60        210          186
                                                                                       -----------------------------------------
                                                                                        2,148     1,193      5,076        3,586
--------------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                                        118       168        342          425
  Gas utility                                                                               9        (6)        44           87
  Natural gas transmission                                                                 48        46        172           92
  Independent power production                                                             50        53        135          119
  Oil and gas exploration and production                                                   13         4         23           11
  Marketing, services and trading                                                          (2)       --          2           --
  International energy distribution                                                         7        (1)        17           (5)
  Other                                                                                     4         9         10           20
                                                                                       -----------------------------------------
                                                                                          247       273        745          749
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                                         --         1          2            3
  Accretion expense                                                                        (8)       (9)       (25)         (19)
  Gain on asset sales, net of foreign currency translation losses of $25 in 2000            7        --         76            9
  Other, net                                                                                5         5         14           21
                                                                                       -----------------------------------------
                                                                                            4        (3)        67           14
--------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                              152       135        443          365
  Other interest                                                                           13        21         25           44
  Capitalized interest                                                                    (14)      (11)       (35)         (34)
  Preferred dividends                                                                      --        --          1            6
  Preferred securities distributions                                                       24        18         71           35
                                                                                       -----------------------------------------
                                                                                          175       163        505          416
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                          76       107        307          347

INCOME TAXES                                                                               20        24         88           91

MINORITY INTERESTS                                                                          1        --          3           --
                                                                                       -----------------------------------------

CONSOLIDATED NET INCOME                                                                $   55    $   83    $   216      $   256
================================================================================================================================

                                     CMS-18


                                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
SEPTEMBER 30                                                                               2000         1999      2000      1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            In Millions, Except Per Share Amounts
NET INCOME ATTRIBUTABLE TO COMMON STOCKS                                 CMS ENERGY       $  55        $  86     $  216    $  248
                                                                         CLASS G             --        $  (3)        --    $    8
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                        CMS ENERGY         110          109        111       109
                                                                         CLASS G             --            9         --         9
---------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER AVERAGE COMMON SHARE                                  CMS ENERGY       $ .51        $ .79     $ 1.95    $ 2.29
                                                                         CLASS G             --        $(.38)        --    $  .90
---------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER AVERAGE COMMON SHARE                                CMS ENERGY       $ .51        $ .78     $ 1.93    $ 2.25
                                                                         CLASS G             --        $(.38)        --    $  .90
---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                      CMS ENERGY       $.365        $.365     $1.095    $1.025
                                                                         CLASS G             --        $ .34         --    $  .99
=================================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-19

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Nine Months Ended
September 30                                                                                  2000           1999
-----------------------------------------------------------------------------------------------------------------
                                                                                                      In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                                $   216         $   256
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $29 and $38, respectively)                                      470             429
        Capital lease and debt discount amortization                                          25              36
        Accretion expense                                                                     25              19
        Accretion income - abandoned Midland project                                          (2)             (3)
        MCV power purchases                                                                  (42)            (45)
        Undistributed earnings of related parties                                           (125)            (70)
        Gain on the sale of assets, net of foreign currency translation losses               (76)             (9)
        Changes in assets and liabilities:
           Increase in accounts receivable                                                  (592)           (192)
           Increase in inventories                                                          (143)           (114)
           Increase in accounts payable and accrued expenses                                 454             211
           Increase in Regulatory obligation - gas choice                                     27              --
           Increase (decrease) in deferred income taxes and investment tax credit             (2)             16
           Changes in other assets and liabilities                                           (72)            (94)
                                                                                         ------------------------

          Net cash provided by operating activities                                          163             440
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of companies, net of cash acquired                                             (74)         (1,899)
  Capital expenditures (excludes assets placed under capital lease)                         (732)           (479)
  Investments in partnerships and unconsolidated subsidiaries                                (48)           (291)
  Cost to retire property, net                                                               (68)            (62)
  Proceeds from sale of property                                                             583              28
  Other                                                                                      (33)            (15)
                                                                                         ------------------------

          Net cash used in investing activities                                             (372)         (2,718)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                                                  758           2,415
  Proceeds from trust preferred securities                                                   220             551
  Issuance of common stock                                                                     3              72
  Retirement of bonds and other long-term debt                                              (328)           (232)
  Retirement of trust preferred securities                                                  (250)             --
  Increase (decrease) in notes payable, net                                                  228             (11)
  Repurchase of common stock                                                                (129)             --
  Payment of common stock dividends                                                         (122)           (162)
  Payment of capital lease obligations                                                       (22)            (28)
  Retirement of preferred stock                                                               --            (194)
                                                                                         ------------------------

          Net cash provided by financing activities                                          358           2,411
-----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                          149             133

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     132             101
                                                                                         ------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $   281         $   234
=================================================================================================================



                                     CMS-20


OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                               $ 423           $ 311
  Income taxes paid (net of refunds)                                                          24              54
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                  $   3           $   2
  Other assets placed under capital leases                                                    10              11
  Assumption of debt                                                                           -             305
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-21

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                        SEPTEMBER 30                        SEPTEMBER 30
                                                                                      2000       DECEMBER 31              1999
                                                                                (UNAUDITED)             1999        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                              $    7,146        $    6,981         $   6,920
  Gas utility                                                                        2,529             2,461             2,427
  Natural gas transmission                                                           2,119             1,934             1,912
  Independent power production                                                         736               974               593
  Oil and gas properties (successful efforts method)                                   577               817               725
  International energy distribution                                                    460               445               372
  Other                                                                                 99                62                50
                                                                                -----------------------------------------------
                                                                                    13,666            13,674            12,999
  Less accumulated depreciation, depletion and amortization                          6,315             6,157             6,018
                                                                                -----------------------------------------------
                                                                                     7,351             7,517             6,981
  Construction work-in-progress                                                        817               604               413
                                                                                -----------------------------------------------
                                                                                     8,168             8,121             7,394
-------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                         959               950             1,019
  Natural gas transmission                                                             410               369               564
  International energy distribution                                                     29               150               133
  Midland Cogeneration Venture Limited Partnership                                     273               247               240
  First Midland Limited Partnership                                                    241               240               238
  Other                                                                                 40                40                34
                                                                                -----------------------------------------------
                                                                                     1,952             1,996             2,228
-------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market               281               132               234
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $22, $12 and $12, respectively                                     1,578               959             1,023
  Inventories at average cost
    Gas in underground storage                                                         334               225               288
    Materials and supplies                                                             186               158               144
    Generating plant fuel stock                                                         48                47                37
  Deferred income taxes                                                                 28                33                13
  Prepayments and other                                                                238               263               222
                                                                                -----------------------------------------------
                                                                                     2,693             1,817             1,961
-------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Goodwill, net                                                                        903               891               717
  Nuclear decommissioning trust funds                                                  617               602               572
  Unamortized nuclear costs                                                            476               519               506
  Postretirement benefits                                                              326               348               351
  Notes receivable - related party                                                     180               251                15
  Abandoned Midland Project                                                             28                48                53
  Other                                                                                912               869               797
                                                                                -----------------------------------------------
                                                                                     3,442             3,528             3,011
                                                                                -----------------------------------------------

TOTAL ASSETS                                                                    $   16,255        $   15,462         $  14,594
===============================================================================================================================


                                     CMS-22


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                         SEPTEMBER 30                      SEPTEMBER 30
                                                                                         2000     DECEMBER 31              1999
                                                                                   (UNAUDITED)           1999        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    In Millions
CAPITALIZATION
  Common stockholders' equity                                                         $ 2,309         $ 2,456           $ 2,393
  Preferred stock of subsidiary                                                            44              44                44
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                               100             100               100
    Consumers Energy Company Financing II (a)                                             120             120               120
    Consumers Energy Company Financing III (a)                                            175             175                --
  Company-obligated convertible Trust Preferred Securities of:
    CMS Energy Trust I (b)                                                                173             173               173
    CMS Energy Trust II (b)                                                               301             301               301
    CMS Energy Trust III (b)                                                              220              --                --
  Company-obligated Trust Preferred Securities of CMS RHINOS Trust (c)                     --             250               250
  Long-term debt                                                                        7,246           6,987             7,092
  Non-current portion of capital leases                                                    81              88                89
                                                                                ------------------------------------------------
                                                                                       10,769          10,694            10,562
--------------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                        221             222               153
--------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                    542             552               308
  Notes payable                                                                           432             230               317
  Accounts payable                                                                      1,355             775               466
  Accrued taxes                                                                           276             320               215
  Accrued interest                                                                        145             148               114
  Accounts payable - related parties                                                       67              61                58
  Power purchases - MCV Partnership                                                        47              47                47
  Accrued refunds                                                                           1              11                19
  Other                                                                                   467             363               407
                                                                                ------------------------------------------------
                                                                                        3,332           2,507             1,951
--------------------------------------------------------------------------------------------------------------------------------


NON-CURRENT LIABILITIES
  Deferred income taxes                                                                   644             702               646
  Postretirement benefits                                                                 450             485               479
  Deferred investment tax credit                                                          119             126               129
  Regulatory liabilities for income taxes, net                                             86              64               121
  Power purchases - MCV Partnership                                                        37              73                87
  Other                                                                                   597             589               466
                                                                                ------------------------------------------------
                                                                                        1,933           2,039             1,928
--------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 2)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                       $ 16,255        $ 15,462          $ 14,594
================================================================================================================================

(a) The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers. The primary asset of Consumers Energy Company Financing III is $180 million principal amount of 9.25 percent subordinated deferrable interest notes due 2029 from Consumers. For further discussion, see
Note 7 to the Consolidated Financial Statements contained in CMS Energy's 1999 Form 10-K.
(b) The primary asset of CMS Energy Trust I is $178 million principal amount of
7.75 percent convertible subordinated deferrable interest debentures due 2027 from CMS Energy. The primary asset of CMS Energy Trust II is $310 million principal amount of 8.625 percent convertible junior subordinated debentures due July 2004 from CMS Energy. The primary asset of CMS Energy Trust III is $226 million of 7.25 percent subordinated deferrable notes due August 2004 from CMS Energy. For further discussion, see Note 7 contained in CMS Energy's 1999 Form 10-K and Note 3 to the Consolidated Financial Statements.
(c) As described in Note 7 contained in CMS Energy's 1999 Form 10-K and Note 3, the primary asset of CMS RHINOS Trust was $258 million principal amount of LIBOR plus 1.75 percent subordinated deferrable interest debentures, which were redeemed in August 2000.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-23

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
SEPTEMBER 30                                                                    2000          1999        2000          1999
                                                                                                                   In Millions
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
  At beginning and end of period                                               $     1      $     1      $     1      $     1
------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                         2,626        2,643        2,749        2,594
  Redemption of affiliate's preferred stock                                         --           --           --           (2)
  Common stock repurchased                                                          --           --         (129)          --
  Common stock reacquired                                                          (14)          --          (14)          --
  Common stock reissued                                                              8            2           11            2
  Common stock issued:
    CMS Energy                                                                       3           20            6           67
    Class G                                                                         --            1           --            5
                                                                               -----------------------------------------------
      At end of period                                                           2,623        2,666        2,623        2,666
------------------------------------------------------------------------------------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                                                             1           10            3           (9)
  Change in unrealized investments-gain (loss) (a)                                  --           (7)          (2)          12
                                                                               -----------------------------------------------
      At end of period                                                               1            3            1            3
------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                          (173)        (126)        (108)        (136)
  Change in foreign currency translation realized from asset sale (a)               --           --           25           --
  Change in foreign currency translation (a)                                       (48)         (11)        (138)          (1)
                                                                               -----------------------------------------------
      At end of period                                                            (221)        (137)        (221)        (137)
------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                          (110)        (138)        (189)        (234)
  Consolidated net income (a)                                                       55           83          216          256
  Common stock dividends declared:
    CMS Energy                                                                     (40)         (82)        (122)        (153)
    Class G                                                                         --           (3)          --           (9)
                                                                               -----------------------------------------------
      At end of period                                                             (95)        (140)         (95)        (140)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                              $ 2,309      $ 2,393      $ 2,309      $ 2,393
==============================================================================================================================

(a)  DISCLOSURE OF COMPREHENSIVE INCOME:
       Revaluation capital
         Unrealized investments-gain (loss), net of tax of
           $-, $4, $1 and $(6), respectively                                   $    --      $    (7)     $    (2)     $    12
       Foreign currency translation, net                                           (48)         (11)        (113)          (1)
       Consolidated net income                                                      55           83          216          256
------------------------------------------------------------------------------------------------------------------------------
       Total Consolidated Comprehensive Income                                 $     7      $    65      $   101      $   267
==============================================================================================================================


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

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. Affiliated companies (where CMS Energy has more than 20 percent but less than a majority ownership interest) are accounted for by the equity method. For the three and nine months ended September 30, 2000, undistributed equity earnings were $24 million and $125 million, respectively compared to $24 million and $70 million for the three and nine months ended September 30, 1999, respectively.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. From January 1, 2000 through September 30, 2000, the foreign currency translation amount realized from assets sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $138 million, net of after-tax hedging proceeds.

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


                                     CMS-25

UTILITY REGULATION

Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of September 30, 2000, Consumers had a net investment in energy supply facilities of $1.048 billion included in electric plant and property. See
Note 2, Uncertainties.

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


                                                                          In Millions, except per share amounts
---------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                                                 2000                    1999
---------------------------------------------------------------------------------------------------------------

Operating revenue                                                            $   5,821                $   4,448
Consolidated net income                                                      $     216                $     267
Basic earnings per share                                                     $    1.95                $    2.38
Diluted earnings per share                                                   $    1.93                $    2.35
===============================================================================================================


                                     CMS-26

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

1997 EPA Revised NOx and Small Particulate Emissions Standards - In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. After a United States Court of Appeals found the revision an unconstitutional delegation of legislative power, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards. In January 2000, the Department of Justice, on behalf of the EPA, filed a petition for the United States Supreme Court to review the case. In May 2000, the Supreme Court agreed to hear the appeal.

1998 EPA Plan for NOx Emissions - In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. However, in early 2000, the United States Court of Appeals then upheld the EPA's final regulations. The state of Michigan has filed a petition with the United States Supreme Court appealing this ruling. During this time period, the state of Michigan established alternative, less stringent nitrogen oxide emission reduction requirements. At this time the state of Michigan has decided to draft new rules to comply with the more stringent EPA requirements while continuing to pursue its appeal to the United States Supreme Court. In August 2000, the United States Court of Appeals extended the time to comply with the 1998 EPA final rule until May 2004.

Section 126 Petitions - In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule for nitrous oxide emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance - The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the initial level originally proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in year 2000 dollars. If Consumers has to meet the EPA's 1998 and/or Section 126 petition requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in year 2000 dollars. In both cases the lower estimate represents the capital expenditure level that would satisfactorily meet the


                                     CMS-27
proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of September 30, 2000, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. In March 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs appealed this decision. The 6th Circuit Court of Appeals in Cincinnati unanimously dismissed the appeal of the antitrust case against Consumers, but the parties have filed a petition for rehearing.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the Customer Choice Act and related Securitization laws, which became effective June 5, 2000.

The Customer Choice Act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through


                                     CMS-28

December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales load (a requirement that Consumers is in compliance with); 6) requires Michigan utilities to join a FERC approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013.

In accordance with the Securitization law, Consumers filed an application with the MPSC in July 2000, to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. The MPSC issued a financing order on October 24, 2000 authorizing Securitization of approximately $470 million in qualified costs (primarily electric utility stranded generation costs) plus recovery of the expenses of the Securitization. Approximately $50 million of annual cost savings effects from Securitization will offset, prospectively, the earnings impact of the five percent residential rate reduction required by the Customer Choice Act. The order permits Consumers to apply the cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. Consumers will seek on a priority basis to recover the five residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction may reduce its operating earnings by $24 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds, and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

Consumers has accepted the MPSC's financing order with clarifications needing confirmation by the MPSC that will permit its special purpose subsidiary to issue Securitization bonds during the first quarter of 2001. As with other significant MPSC orders, the financing order is subject to appeal by any party to the MPSC proceeding. During the appeal, the amortization of the approved regulatory assets being securitized as qualified costs would be suspended and effectively offset the loss in revenue resulting from the five percent residential rate reduction. The amortization would be reestablished later, after the bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required for the full rate reduction offset to continue over the term of the bonds.

In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and the MPSC issued orders in March 1999 that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are




                                     CMS-29
in compliance with this act and enforceable by the MPSC. As required by the MPSC, on September 20, 2000, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

In June 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin) of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers is planning for a reserve margin for the summers 2001, 2002, and 2003, of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access load being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access load. As of October 2000, only one electric service provider has initiated service to retail open access load.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers has employed a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2000 was approximately $51 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of September 30, 2000, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 and 2003, at a cost of $77 million, of which $39 million pertains to 2001.

In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC approved RTO. Both the Alliance Companies and Consumers have separately filed proposed alternative governance structures for the formation of an RTO. Neither of these proposals has been approved by the FERC.

                                     CMS-30

On October 13, 2000, Consumers filed an application with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. In that application, Consumers and Michigan Transco stated that the filing represented the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission business to an independent third party. Whether Consumers chooses to divest its transmission business or to transfer control of it to an RTO, Consumers' current plan is to remain in the business of generating and distributing electric energy to retail customers.

On October 16, 2000, Consumers made an informational filing in compliance with the FERC's Order No. 2000. In that filing Consumers responded to the FERC's request for information about the RTO membership. In that filing Consumers said it was a member of Alliance and intended to continue its membership for the near future, but that it was also exploring other RTO options, as well as divestiture of its transmission assets. While Consumers said it had not finally decided on a specific end result, it nevertheless intended to comply with the Customer Choice Act, which among other things, requires electric utilities like Consumers to either join a FERC approved multistate RTO or divest its interest in transmission facilities by December 31, 2001. Consumers anticipates that it will make a decision regarding the transfer of its transmission assets to an RTO by January 2001.

Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established


                                     CMS-31
an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court. In June 2000, the Michigan Supreme Court denied the application for leave to appeal. This case is now closed.

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000 ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
September 30                                                                                      2000        1999
------------------------------------------------------------------------------------------------------------------

Pretax operating income                                                                            $35         $39
Income taxes and other                                                                              11          12
------------------------------------------------------------------------------------------------------------------

Net income                                                                                         $24         $27
==================================================================================================================


Power Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial


                                     CMS-32
portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that was required by Public Act 141, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At September 30, 2000 and September 30, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $55 million and $87 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2000        2001       2002       2003     2004
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                 $37         $39        $38        $37      $36
==================================================================================================================

Consumers continually evaluates the adequacy of the PPA liability. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Should future results be different than management's assessments, additional charges for a given year of up to $33 million may be necessary. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement was contingent upon regulatory treatment satisfactory to Consumers. Given uncertainties associated with the electric restructuring legislation in Michigan, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000 until the regulatory treatment was determined. The requested regulatory treatment was not received. Consequently, in August 2000, Consumers advised PECO of its intention to terminate the long-term power sales agreement prior to it becoming effective. The interim arrangement will be completed in 2000. Its completion will not affect the termination of the long-term agreement.


                                     CMS-33

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review in March 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, in April 2000. As part of that process, Palisades submitted required NRC performance data in April 2000 that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

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

                                     CMS-34

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four-year construction period. This modification would extend the plant's operation to March of 2011 and allow a full 40-year operating period, consistent with current NRC practice.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2000, Consumers had a recorded liability to the DOE of $128 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE's failure to comply, has not been successful to date.

In July 2000, the DOE announced that an agreement had been reached with another utility to address the DOE's delay in accepting spent fuel. The DOE stated that the agreement, which is in the form of a contract amendment, is intended to be a framework that can be applied to other nuclear power plants. Consumers is evaluating this matter further. In addition, two recent court decisions support the right of utilities to pursue damage claims in the U. S. Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is also evaluating those rulings and their applicability to its contracts with DOE.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on

                                     CMS-35
undiscounted 1999 costs. As of September 30, 2000, after consideration of prior years' expenses, Consumers has a remaining accrued liability of $59 million and a regulatory asset of $64 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS' GAS UTILITY MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a gas customer choice pilot program. The program was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. This pilot program became effective on April 1, 1998. The pilot program ends on March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of September 30, 2000, more than 155,000 customers chose alternative gas suppliers, representing approximately 39 bcf of gas load. Customers who had voluntarily chosen to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. The Michigan appellate courts have affirmed the pilot program in its entirety the December 1997 MPSC order. On October 13, 2000, the MPSC adopted model terms and conditions for permanent gas customer choice programs. On October 24, 2000, the MPSC approved Consumers' voluntary application to establish a permanent customer choice program in its service territory beginning April 1, 2001 after the pilot program expires. Beginning April 1, 2001, Consumers will no longer be subject to a frozen gas commodity cost. Consumers will then return to a gas cost recovery mechanism such that it will recover all prudently incurred natural gas commodity costs from it customers. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001. By April 1, 2002, up to 900,000 gas customers will be eligible to participate. All of Consumers' gas customers will be eligible to select an alternate natural gas supplier beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the pilot program. Additional exposure to losses could occur if the cost of purchased gas exceeds $7.00 per mcf or abnormal weather causes additional gas purchases. Consumers recorded a regulatory liability of $45 million in the second quarter 2000 to reflect estimated losses due to increases in natural gas commodity prices. On October 24, 2000, the MPSC approved Consumers' application to reclassify recoverable, low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to begin immediately to include the cost of its recoverable base gas with higher cost purchased gas. The gas accounting order is expected to eliminate the need for Consumers to recognize any further losses related to gas commodity cost under-recoveries.

                                     CMS-36

PANHANDLE MATTERS

REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates and would require refunds. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At September 30, 2000 and December 31, 1999, Panhandle's Accounts Receivable included $57 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $58 million and $54 million, respectively, for related obligations.

On March 9, 2000, Trunkline filed an abandonment application with FERC seeking to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for a limited liability corporation to convert the line from natural gas transmission service to a refined products pipeline, called Centennial Pipeline, by the end of 2001. Panhandle will own a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC.

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

OTHER UNCERTAINTIES

CMS GENERATION - LOY YANG: At September 30, 2000, CMS Energy has an approximately $500 million investment in Loy Yang. In February 2000, CMS Energy announced its intention to sell its 50 percent interest in Loy Yang. The amount CMS Energy ultimately realizes from the sale of Loy Yang could differ



                                     CMS-37
materially in the near term from the amount currently reflected as an asset on the balance sheet. CMS Energy, however, continues to evaluate various financial and accounting alternatives for Loy Yang by year-end, including continuing the sale process.

CMS GENERATION ENVIRONMENTAL MATTERS: CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current environmental regulatory standards.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.63 billion for 2000, $1.29 billion for 2001, and $1.36 billion for 2002. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

OTHER: As of September 30, 2000, CMS Energy and Enterprises guaranteed up to $602 million in contingent obligations of unconsolidated affiliates and related parties.

In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty, implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy filed a response denying all the claims made by the plaintiffs and asserting several counterclaims. CMS Energy believes this lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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

3: SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $63 million. As of September 30, 2000, the total amount utilized under the Senior Credit Facility and the unsecured lines of credit were $940 million and zero, respectively, and the amounts available under the Senior Credit Facility and the unsecured lines of credit were $60 million and $63 million, respectively.

At September 30, 2000, CMS Energy had $110 million of Series A GTNs, $107 million of Series B GTNs, $127 million of Series C GTNs, $196 million Series D GTNs, and $379 million Series E GTNs issued and


                                     CMS-38
outstanding with weighted average interest rates of 7.9 percent, 8.1 percent,
7.9 percent, 7.0 percent and 7.7 percent, respectively.

In February 2000, the Board of Directors approved a stock repurchase program whereby CMS Energy could reacquire up to 10 million shares of CMS Energy Common Stock. From February through April 2000, CMS Energy repurchased approximately
6.6 million shares for $129 million. CMS Energy does not anticipate repurchase of additional shares in the near term while strengthening its balance sheet. Subsequently, in October 2000, CMS Energy sold 11 million new shares of CMS Energy Common Stock which previously had been planned for mid-year 2001. CMS Energy used the net proceeds of approximately $305 million primarily to repay borrowings under the Senior Credit Facility. CMS Energy used the remaining amounts to repay various lines of credit.

CMS Energy is currently implementing a financial plan to strengthen its balance sheet, reduce fixed expenses and enhance earnings per share growth. In conjunction with this plan, CMS Energy has identified for possible sale certain non-strategic assets which are expected to contribute little or no earnings benefits in the short to medium term. In addition, this plan will allow CMS Energy to achieve more geographic and business focus, thereby allowing CMS Energy to concentrate on its most profitable and growing ventures. From December 1999 through September 30, 2000, CMS Energy has received $673 million of proceeds from the sale of these assets, including a partial interest in its Northern Header gathering system, all of its ownership interest in a Brazilian distribution system, all of its northern Michigan oil and gas properties, its ownership interest in the Lakewood Cogeneration plant located in Lakewood, New Jersey, and all of its ownership interest in certain oil reserves located in Ecuador.

In August 2000, CMS Energy and CMS Energy Trust III, a Delaware statutory business trust established by CMS Energy, sold 8.8 million units of 7.25 percent Premium Equity Participating Securities. Each security consists of a trust preferred security of CMS Energy Trust III maturing in four years and a contract requiring the purchase, no later than August 2003, of CMS Energy Common Stock at a rate that adjusts for the market price at the time of conversion. Net proceeds from the sale totaled $213 million. CMS Energy used the net proceeds, along with $37 million from the Senior Credit Facility, to redeem the Trust Preferred Securities of the CMS RHINOS Trust.

CONSUMERS: At September 30, 2000, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had FERC authorization to issue $500 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $190 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2000, a total of $430 million was outstanding at a weighted average interest rate of 7.4 percent, compared with $317 million outstanding at September 30, 1999, at a weighted average interest rate of 6.1 percent. In August 2000, Consumers entered into variable-to-fixed interest rate swaps totaling $300 million in order to reduce the impact of interest rate fluctuations.


                                     CMS-39

Consumers currently has in place a $325 million trade receivables sale program. At September 30, 2000 and 1999, receivables sold under the program totaled $307 million and $314 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the provisions of its Articles of Incorporation, Consumers had $404 million of unrestricted retained earnings available to pay common dividends at September 30, 2000. In January 2000, Consumers declared and paid a $79 million common dividend; in April 2000, Consumers declared a $30 million common dividend which was paid in May 2000; and in July 2000, Consumers declared a $17 million common dividend, which was paid in August 2000. In October 2000, Consumers declared a $61 million common dividend payable in November 2000.

PANHANDLE: In March 2000, Panhandle received net proceeds of $99 million from the sale of $100 million 8.25 percent senior notes, due April 2010. Proceeds from this offering were used to fund the acquisition of Sea Robin, a 1 bcf per day natural gas and condensate pipeline in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

CMS OIL AND GAS: CMS Oil and Gas has a three-year $225 million floating rate revolving credit facility which matures in May 2002. At September 30, 2000, the amount utilized under the credit facility was $65 million.

4: EARNINGS PER SHARE AND DIVIDENDS

On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes.

Earnings per share attributable to Common Stock for the three and nine months ended September 30, 1999 reflect the performance of Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

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


                                     CMS-40

COMPUTATION OF EPS:

                                                                             In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                              Three Months          Nine Months
                                                                          Ended September 30,   Ended September 30,
                                                                            2000        1999      2000         1999
-------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                      $   55      $  83    $  216     $  256
                                                                             ======================================
Net Income Attributable to Common Stocks:
 CMS Energy - Basic EPS                                                      $   55      $  86    $  216     $  248
 Add conversion of 7.75% Trust
        Preferred Securities (net of tax)                                         2          2         7          6
                                                                             --------------------------------------

 CMS Energy - Diluted EPS                                                    $   57      $  88    $  223     $  254
                                                                             ======================================
 Class G:
   Basic and Diluted EPS                                                     $    -(a)   $  (3)   $    -(a)  $    8
                                                                             ======================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
     Average Shares - Basic                                                   109.9      109.3     111.1      108.8
     Add conversion of 7.75% Trust
         Preferred Securities                                                   4.2        4.2       4.2        4.2
     Options-Treasury Shares                                                     .3         .3        .2         .3
                                                                             --------------------------------------

     Average Shares - Diluted                                                 114.4      113.8     115.5      113.3
                                                                             ======================================
  Class G:
    Average Shares
      Basic and Diluted                                                           -(a)     8.7         -(a)     8.6
                                                                             ======================================

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy:
      Basic                                                                  $  .51     $  .79    $ 1.95     $ 2.29
      Diluted                                                                $  .51     $  .78    $ 1.93     $ 2.25
  Class G:
      Basic and Diluted                                                      $    -(a)  $ (.38)   $    -(a)  $  .90
===================================================================================================================

 (a) All of the outstanding shares of Class G Common Stock were exchanged for CMS Energy Common Stock on October 25, 1999.

In February, May and August 2000, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In October 2000, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in November 2000.


                                     CMS-41

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

Consumers enters into electric call option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to the price paid. As of September 30, 2000, Consumers has a deferred asset of $55 million for electricity call option contracts, and commitments to purchase additional call options in the amount of $22 million.

A CMS Energy subsidiary has a swap agreement which fixes the prices that it will pay for gas sold to the MCV Facility for the years 2001 through 2006. The subsidiary pays fixed prices and receives floating prices under the agreement. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. Since June 30, 2000, the agreement has been classified as a trading activity and correspondingly, has been marked-to-market.

INTEREST RATE HEDGES: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. In August 2000, CMS Energy entered into floating-to-fixed interest rate swap agreements with a total notional amount of $1.0 billion. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $1.7 billion at September 30, 2000. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

                                     CMS-42

FOREIGN EXCHANGE HEDGES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $601 million at September 30, 2000, which includes $1 million, $150 million and $450 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at September 30, 2000 was $24 million, representing the amount CMS Energy would pay upon settlement.

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


                                     CMS-43

                    Report of Independent Public Accountants


To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 2000 and 1999, the related consolidated statements of income and common stockholders' equity for the three-month and nine-month periods then ended and the related consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
 October 27, 2000.


                                     CMS-44

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

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS


                                                                   In Millions
------------------------------------------------------------------------------
September 30                           2000              1999           Change
------------------------------------------------------------------------------
Three months ended                    $ 63               $ 88           $ (25)
Nine months ended                      172                265             (93)
==============================================================================

Net income available to the common stockholder decreased $25 million from the 1999 level for the three months ended September 30, 2000. The earnings decrease was primarily due to lower temperature-related electric revenues and the purchase of electricity options, which were not needed due to the milder-than-expected summer temperatures. In addition, earnings decreased by $13 million due to the passing of the Customer Choice Act in Michigan, which required an immediate five percent electric rate reduction for residential customers, while commercial and industrial rates remain unchanged. Partially offsetting these decreases were benefits from increased gas revenues and lower operating costs, including a reduction in employee paid absence cost due to a change in the labor contract with the union. Net income for the nine months ended September 30, 2000 decreased $93 million from the comparable period in 1999. The earnings decrease primarily reflects the recording of a $45 million regulatory obligation related to gas prices which are significantly above the frozen gas commodity rate, purchased electricity options described above, lower gas deliveries, and the electric rate reduction required by the Customer Choice Act enacted in Michigan. Partially offsetting these decreases were lower operating costs including the benefits related to reductions in employee paid absence cost. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:


                                                                  In Millions
-----------------------------------------------------------------------------
September 30                       2000              1999              Change
-----------------------------------------------------------------------------
Three months ended                $ 118             $ 168              $ (50)
Nine months ended                   342               425                (83)
=============================================================================

For the three months ended September 30, 2000, electric pretax operating income decreased $50 million from the comparable period in 1999. The earnings decrease reflects lower temperature-related electric revenues, the purchase of electricity options, which were not needed due to the milder-than-expected summer temperatures, and the passage of the Customer Choice Act in Michigan, partially offset by decreased operating expenses. The Customer Choice Act required an immediate five percent electric rate reduction for residential customers, while commercial and industrial rates remain unchanged. Power costs increased significantly due to higher purchased electricity options costs in anticipation of a predicted hot summer that did not materialize and due to additional purchased power as a result of unscheduled outages at Consumers' internal generating facilities. For the nine months ended September 30, 2000, electric pretax operating income decreased $83 million from the comparable period in 1999. The earnings decrease reflects the increased cost of power and electricity options and the impact of the electric rate reduction, partially offset by increased electric sales revenue and decreased operations expenses. During the current year, Consumers needed additional purchased power to meet customer requirements due to scheduled and unscheduled outages at Consumers' internal generating facilities. Consumers also had higher costs to purchase electricity options this year to ensure an adequate supply of power for its customers for a predicted hotter-than-normal summer. Current-year operating expenses also reflect benefits of $11 million related to reductions in employee paid absence cost. The following table quantifies these impacts on pretax operating income:


                                                                                     In Millions
------------------------------------------------------------------------------------------------
                                                           Three Months              Nine Months
                                                     Ended September 30       Ended September 30
Change Compared to Prior Year                              2000 vs 1999             2000 vs 1999
------------------------------------------------------------------------------------------------
Electric deliveries                                              $   (7)                $    5
Power supply costs and related revenue                              (45)                   (70)
Rate decrease                                                       (14)                   (19)
Non-commodity revenue                                                 7                      3
Operation and maintenance expense                                    11                      2
General taxes and depreciation expense                               (2)                    (4)
                                                                 ------------------------------

Total change                                                      $ (50)                 $ (83)
===============================================================================================

ELECTRIC DELIVERIES: Electric deliveries were 10.7 billion kWh for the three months ended September 30, 2000, slightly less than the third quarter of 1999. Electric deliveries were 30.4 billion kWh for the nine months ended September 30, 2000, again a slight decrease from the corresponding 1999 period. Total electric deliveries decreased due to lower intersystem sales, and less usage by residential and industrial customers.

POWER SUPPLY COSTS:



                                                                     In Millions
--------------------------------------------------------------------------------
September 30                              2000              1999          Change
--------------------------------------------------------------------------------
Three months ended                       $ 355             $ 335            $ 20
Nine months ended                          949               906              43
================================================================================

Power supply costs increased for the three months ended September 30, 2000 from the comparable period in 1999 and also increased for the nine-month period, primarily due to higher interchange power costs and electricity options costs. Consumers had to purchase more, higher-priced external power because of decreased internal generation resulting from scheduled and unscheduled outages. Consumers also incurred higher electricity options costs to reserve the availability of extra power in 2000 due to a predicted hotter-than-normal summer.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:


                                                                In Millions
---------------------------------------------------------------------------
September 30                         2000              1999          Change
---------------------------------------------------------------------------
Three months ended                 $  9              $ (6)           $ 15
Nine months ended                    44                87             (43)
===========================================================================

Gas pretax operating income increased by $15 million in the three months ended September 30, 2000. The earnings increase reflects higher gas deliveries due to cooler temperatures in the three months ended September 30, 2000, lower operating costs and the absence of a 1999 regulatory disallowance of $7 million. Gas pretax operating income decreased in the nine months ended September 30, 2000 by $43 million. The earnings decrease primarily reflects the recording of a $45 million regulatory obligation related to gas prices, which are significantly above the gas commodity rate that is frozen through March 31, 2001. This frozen commodity rate relates to a three-year experimental gas choice pilot program, which provides Consumers the opportunity to benefit or lose from changes in commodity gas prices. See Note 2, Uncertainties, "Gas Rate Matters - Gas Restructuring", for more detailed information on this matter. The earnings decrease also reflects decreased gas deliveries in the nine months ended September 30, 2000 due to warmer temperatures during the first quarter of 2000. Partially offsetting these decreases were increased gas wholesale and retail services revenue and lower operating costs including benefits of $5 million related to reductions in employee paid absence cost. The following table quantifies these impacts on Pretax Operating Income.


                                                                             In Millions
-----------------------------------------------------------------------------------------
                                                      Three Months           Nine Months
                                                Ended September 30    Ended September 30
Change Compared to Prior Year                         2000 vs 1999          2000 vs 1999
-----------------------------------------------------------------------------------------
Gas deliveries                                                $ 5                  $  (2)
Gas commodity costs and related revenue                         8                    (52)
Gas wholesale and retail services                               1                      5
Operation and maintenance expense                               4                      7
General taxes and depreciation expense                         (3)                    (1)
                                                              ---                  -----

Total change                                                  $15                  $ (43)
==========================================================================================

GAS DELIVERIES: Gas system deliveries for the three months ended September 30, 2000, including miscellaneous transportation, totaled 45 bcf, an increase of 1 bcf or 3 percent from the comparable period in 1999. The increased deliveries reflect cooler temperatures during the third quarter of 2000. Gas system deliveries for the nine months ended September 30, 2000, including miscellaneous transportation, totaled 273 bcf, an increase of 1 bcf or .1 percent from the comparable period in 1999.

COST OF GAS SOLD:


                                                                   In Millions
------------------------------------------------------------------------------
September 30                            2000              1999          Change
------------------------------------------------------------------------------
Three months ended                    $   60           $   44             $ 16
Nine months ended                        450              428               22
==============================================================================

The cost of gas sold increased for the three months ended September 30, 2000 due to higher gas prices and increased gas deliveries due to cooler than normal temperature. Higher gas prices also impacted the cost of gas sold for the nine months ended September 30, 2000. These higher gas costs were partially offset by decreased sales from warmer-than-normal temperatures during the first quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operating activities involving the sale and transportation of natural gas and the generation, transmission, distribution and sale of electricity. Cash from operations totaled $352 million and $544 million for the first nine months of 2000 and 1999, respectively. The $192 million decrease was primarily due to gas purchase prices which are significantly above the frozen gas commodity rate, purchased electricity options, lower gas deliveries and the electric rate reduction required by the Customer Choice Act as discussed in the results of operations. The decrease in cash was also affected by an $85 million increase in gas inventories and other temporary changes in working capital items due to timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used for investing activities totaled $394 million and $335 million for the first nine months of 2000 and 1999, respectively. The change of $59 million is primarily the result of a $53 million increase in capital expenditures and a $16 million increase in the cost to retire property, predominately related to the Clean Air Act. Offsetting these costs was a $9 million decrease in investment in nuclear decommissioning trust funds.

FINANCING ACTIVITIES: Cash provided by financing activities totaled $33 million for the first nine months of 2000 compared to $215 million used in the first nine months of 1999. The change of $248 million is primarily the result of the absence of $200 million retirement of preferred stock and the absence of $150 million capital contribution from Consumers' common stockholder. The change was also affected by an increase of $114 million in notes payable and $82 million reduction in the payment of common stock dividends.

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


                                                                In Millions
---------------------------------------------------------------------------
Years Ended December 31                      2000         2001         2002
---------------------------------------------------------------------------
Construction                                 $529         $669         $639
Nuclear fuel lease                              3           26           26
Capital leases other than nuclear fuel         23           25           25
                                            -------------------------------

                                             $555         $720         $690
===========================================================================

Electric utility operations (a)(b)           $440         $580         $545
Gas utility operations (a)                    115          140          145
                                            -------------------------------

                                             $555         $720         $690
===========================================================================

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

ELECTRIC BUSINESS OUTLOOK

GROWTH: Consumers expects average annual growth of approximately two and one half percent per year in electric system deliveries for the years 2000 to 2005 based on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows customers to choose their electricity supplier, or changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric utility restructuring legislation. These efforts resulted in the passage of the Customer Choice Act, which became effective June 5, 2000.

Generally, electric utility restructuring is the regulatory and legislative attempt to introduce competition to the electric industry by allowing customers to choose their supplier of electricity generation. Such competition affects, and will continue to affect, Consumers' retail electric business. Several years ago, prior to the enactment of the Customer Choice Act, Consumers had entered multi-year electric supply contracts with a number of its largest industrial customers to provide power to some of their facilities and the MPSC approved these contracts as part of its phased introduction to competition. During the period from 2000 through 2005, some of these contracts can be terminated or restructured. These contracts involve approximately 600 MW of customer power supply requirements. The ultimate financial impact of changes related to these power supply contracts is not known at this time.

As a result of a transition of the wholesale and retail electric businesses in Michigan to competition, Detroit Edison, in December 1996, gave Consumers the required four-year notice of its intent to terminate, effective January 1, 2001, the current agreements under which the companies jointly operate the MEPCC. At the same time, Detroit Edison filed with the FERC seeking early termination of the agreements. The FERC has not acted on Detroit Edison's application. Detroit Edison and Consumers are currently in negotiations to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly exclude any merchant operations (electricity purchasing, sales, and dispatch operations). Consumers is unable to predict the outcome of these negotiations, but does not anticipate any adverse impacts caused by restructuring of the MEPCC. In the interim, Detroit Edison negotiated with Consumers a one-month extension of the current agreement's termination effective date to February 1, 2001. Consumers is in the process of establishing systems and procedures to perform independent merchant operations, which are expected to be in place by February 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers can not predict the financial impact of terminating these joint operations.

In part, because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO and recently filed an application with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. This represents the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

Consumers cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

RATE MATTERS: Prior to June 5, 2000 there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of the Customer Choice Act, certain MPSC rate proceedings and a complaint by ABATE seeking a reduction in rates have been dismissed.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings," incorporated by reference herein.

NUCLEAR MATTERS: Subsequent to quarter end, Consumers has signed an agreement to become a full partner in NMC, acquiring a financial interest in NMC and a position on the NMC Board of Directors. Consumers will transfer responsibility for the operation of its Palisades nuclear plant to NMC. NMC was formed by four upper Midwest utilities in February 1999 to operate seven nuclear units at five plant sites in Wisconsin, Minnesota and Iowa. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 megawatts of generating capacity.

Consumers will retain ownership of the plant, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Approval will be sought from the NRC for an amendment to Palisades' operating license designating NMC as the plant's operator. Under this agreement, salaried Palisades employees will become NMC employees in approximately mid 2001. Union employees will work under NMC supervision pursuant to their existing labor contract as Consumer employees. This agreement will benefit Consumers by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated by the five NMC member companies. The ultimate financial impact is uncertain.

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures for compliance with the Clean Air Act; 2) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and

Superfund; 3) electric industry restructuring, how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates, and the ability to recover fully the cost of doing business under the rate caps; 4) the successful sale of Securitization bonds on a timely basis; 5)the ability to meet peak electric demand loads at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; 6) the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO and 7) ongoing issues relating to the storage of spent nuclear fuel and the operating life of Palisades and the successful operation of NMC. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a gas customer choice pilot program. The program was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. This pilot program became effective on April 1, 1998. The pilot program ends on March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of September 30, 2000, more than 155,000 customers chose alternative gas suppliers, representing approximately 39 bcf of gas load. Customers who had voluntarily chosen to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. The Michigan appellate courts have affirmed the pilot program in its entirety the December 1997 MPSC order. On October 13, 2000, the MPSC adopted model terms and conditions for permanent gas customer choice programs. On October 24, 2000, the MPSC approved Consumers' voluntary application to establish a permanent customer choice program in its service territory beginning April 1, 2001 after the pilot program expires. Beginning April 1, 2001, Consumers will no longer be subject to a frozen gas commodity cost. Consumers will then return to a gas cost recovery mechanism such that it will recover all prudently incurred natural gas commodity costs from it customers. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001. By April 1, 2002, up to 900,000 gas customers will be eligible to participate. All of Consumers' gas customers will be eligible to select an alternate natural gas supplier beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the pilot program. Additional exposure to losses could occur if the cost of purchased gas exceeds $7.00 per mcf or abnormal weather causes additional gas purchases. Consumers recorded a regulatory liability of $45 million in the second quarter 2000 to reflect estimated losses due to increases in natural gas commodity prices. On
October 24, 2000, the MPSC approved Consumers' application to reclassify recoverable, low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to begin immediately to include the cost of its recoverable base gas with higher cost purchased gas. The gas accounting order is expected to eliminate the need for Consumers to recognize any further losses related to gas commodity cost under-recoveries.

 UNCERTAINTIES: Consumers' financial results and position may be affected by a number of trends or uncertainties that have, or Consumers reasonably expects could have, a material impact on net sales or revenues or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) successful implementation of the new expanded gas customer choice program beginning in April 2001; 3) permanent gas industry restructuring; and 4) implementation of the GCR mechanism in April 2001 and the success or failure of initiatives undertaken to protect against gas commodity price increases. For further detailed information about these uncertainties, see Note 2.

OTHER OUTLOOK

Consumers offers a variety of energy-related services to electric and gas customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

Since 1998, the FASB has issued three accounting standards regarding accounting for derivative instruments and hedging activities, effective January 1, 2001. These standards require that Consumers recognize all derivative contracts on the balance sheet as either assets or liabilities and measure the derivative contracts at fair value. Consumers must recognize changes in fair value in either earnings or other comprehensive income depending on the intended use of the derivative.

Consumers believes that the majority of its derivatives contracts qualify for the normal purchases and sales exception and therefore, in accordance with this new accounting standard, would not be required to be recognized at fair value. However, Consumers currently anticipates that it will be required to record electricity and gas option contracts, and interest rate swaps on its balance sheet at fair value. It is anticipated that changes in the fair value of these contracts will be recorded in other comprehensive income. Derivative and hedge accounting for utility industry option contracts, however, remains uncertain and the financial impact is dependent upon resolution of certain industry issues with the FASB. If the standard is not amended to allow option contracts to be treated as normal purchases or cash flow hedges, changes in the fair value of these contracts will be recorded in earnings, and could cause earnings volatility. The financial impact to earnings is unknown at this time, but Consumers continues to quantify the effects of adoption on its financial statements.

In December 1999, the SEC released SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff has deferred the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Consumers has adopted the provisions of SAB No. 101 as of October 1, 2000. The impact of adopting SAB No. 101 is not material to Consumers consolidated results of operations or financial position.

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

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. A hypothetical 10 percent adverse change in market price would result in a $10 million change in its investment and equity since this equity instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

DEBT PRICE AND INTEREST RATE RISK: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

As of September 30, 2000, Consumers had outstanding $851 million of variable-rate debt. In order to minimize adverse interest-rate changes, Consumers entered into fixed interest-rate swaps for a notional amount of $300 million. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings is limited to $6 million. As of September 30, 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.360 billion with a fair value of $2.262 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $131 million to its fair value if it had to refinance all of its long-term fixed-rate debt. Consumers believes that any adverse change in debt price and interest rates would not have a material effect on its consolidated financial position, results of operation or cash flows.

OTHER

The Union represents Consumers' operating, maintenance and construction employees. Consumers and the Union negotiated a new collective bargaining agreement that became effective as of June 1, 2000. By its terms, that agreement will continue in full force and effect until June 1, 2005. Consumers does not anticipate any material adverse financial effects on its financial position, liquidity, or results of operations as a result of changes to this agreement.

During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The cumulative effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
SEPTEMBER 30                                                         2000        1999            2000       1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                         $ 715       $  753          $2,002     $2,052
  Gas                                                                142          112             765        792
  Other                                                               17           13              41         41
                                                                    --------------------------------------------
                                                                     874          878           2,808      2,885
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                      94           98             240        262
    Purchased power - related parties                                127          140             417        418
    Purchased and interchange power                                  134           97             292        226
    Cost of gas sold                                                  60           44             450        428
    Other                                                            134          143             398        423
                                                                    --------------------------------------------
                                                                     549          522           1,797      1,757
  Maintenance                                                         38           43             130        122
  Depreciation, depletion and amortization                            96           94             312        307
  General taxes                                                       49           44             148        148
                                                                    --------------------------------------------
                                                                     732          703           2,387      2,334
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                           118          168             342        425
  Gas                                                                  9           (6)             44         87
  Other                                                               15           13              35         39
                                                                    --------------------------------------------
                                                                     142          175             421        551
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                               2            4               7         10
  Accretion income                                                     -            1               2          3
  Accretion expense                                                   (2)          (4)             (6)       (11)
  Other, net                                                           1            1               3         10
                                                                    --------------------------------------------
                                                                       1            2               6         12
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                          35           35             105        105
  Other interest                                                      12           12              29         29
  Capitalized interest                                                (2)           -              (2)         -
                                                                    --------------------------------------------
                                                                      45           47             132        134
----------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE INCOME TAXES                                        98          130             295        429
INCOME TAXES                                                          26           37              96        144
                                                                    --------------------------------------------

NET INCOME                                                            72           93             199        285
PREFERRED STOCK DIVIDENDS                                              -            -               1          6
PREFERRED SECURITIES DISTRIBUTIONS                                     9            5              26         14
                                                                    --------------------------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER                         $  63       $   88          $  172     $  265
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                               NINE MONTHS ENDED
SEPTEMBER 30                                                                               2000             1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $  199            $ 285
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $29 and $38 respectively)                                      312              307
        Capital lease and other amortization                                                 23               28
        Accretion expense                                                                     6               11
        Accretion income - abandoned Midland project                                         (2)              (3)
        Undistributed earnings of related parties (net
           of $8 and $10 dividends respectively)                                            (28)             (30)
        Deferred income taxes and investment tax credit                                     (22)              (7)
        MCV power purchases                                                                 (42)             (45)
        Regulatory obligation - gas choice                                                   27                -
        Changes in other assets and liabilities                                            (121)              (2)
                                                                                         -----------------------
          Net cash provided by operating activities                                         352              544
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (344)            (291)
  Cost to retire property, net                                                              (78)             (62)
  Investments in nuclear decommissioning trust funds                                        (29)             (38)
  Investment in Electric Restructuring Implementation Plan                                  (20)             (24)
  Proceeds from nuclear decommissioning trust funds                                          28               29
  Associated company preferred stock redemption                                              49               50
  Other                                                                                      -                 1
                                                                                         -----------------------
          Net cash used in investing activities                                            (394)            (335)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of common stock dividends                                                        (126)            (208)
  Preferred securities distributions                                                        (26)             (14)
  Payment of capital lease obligations                                                      (23)             (28)
  Payment of preferred stock dividends                                                       (1)              (9)
  Retirement of bonds and other long-term debt                                               (7)             (23)
  Increase in notes payable, net                                                            216              102
  Retirement of preferred stock                                                               -             (200)
  Contribution from stockholder                                                               -              150
  Proceeds from bank loans                                                                    -               15
                                                                                         -----------------------

          Net cash provided by (used in) financing activities                                33             (215)
-----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                          (9)              (6)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     18               25
                                                                                         -----------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $    9           $   19
================================================================================================================
Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
 Interest paid (net of amounts capitalized)                                              $  122           $  131
 Income taxes paid (net of refunds)                                                         110              155
Non-cash transactions
 Nuclear fuel placed under capital lease                                                 $    3           $    2
Other assets placed under capital leases                                                     10               11
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                                            2000     DECEMBER 31            1999
                                                                     (UNAUDITED)            1999     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,146          $6,981          $6,920
  Gas                                                                      2,529           2,461           2,427
  Other                                                                       25              25              25
                                                                          --------------------------------------
                                                                           9,700           9,467           9,372
  Less accumulated depreciation, depletion and amortization                5,818           5,643           5,558
                                                                          --------------------------------------
                                                                           3,882           3,824           3,814
  Construction work-in-progress                                              294             199             179
                                                                          --------------------------------------
                                                                           4,176           4,023           3,993
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         73             139             147
  First Midland Limited Partnership                                          241             240             238
  Midland Cogeneration Venture Limited Partnership                           273             247             240
                                                                          --------------------------------------
                                                                             587             626             625
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which
    approximates market                                                        9              18              19
  Accounts receivable and accrued revenue, less allowances
    of $3, $4 and $4, respectively                                             4              98              22
  Accounts receivable - related parties                                       66              67              62
  Inventories at average cost
    Gas in underground storage                                               301             216             288
    Materials and supplies                                                    64              62              58
    Generating plant fuel stock                                               48              46              37
  Postretirement benefits                                                     25              25              25
  Deferred income taxes                                                        2               8               -
  Prepaid property taxes and other                                            98             159              85
                                                                          --------------------------------------
                                                                             617             699             596
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Unamortized nuclear costs                                                476             519             506
    Postretirement benefits                                                  317             341             349
    Abandoned Midland Project                                                 28              48              53
    Other                                                                    116             125             128
  Nuclear decommissioning trust funds                                        617             602             572
  Other                                                                      198             187             167
                                                                          --------------------------------------
                                                                           1,752           1,822           1,775
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $7,132          $7,170          $6,989
================================================================================================================



STOCKHOLDERS' INVESTMENT AND LIABILITIES                            SEPTEMBER 30                    SEPTEMBER 30
                                                                            2000     DECEMBER 31            1999
                                                                     (UNAUDITED)            1999     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          646             645             645
    Revaluation capital                                                       26              37              41
    Retained earnings since December 31, 1992                                531             485             437
                                                                         ---------------------------------------
                                                                           2,044           2,008           1,964
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100             100
    Consumers Energy Company Financing II (a)                                120             120             120
    Consumers Energy Company Financing III (a)                               175             175               -
  Long-term debt                                                           2,009           2,006           2,009
  Non-current portion of capital leases                                       81              85              84
                                                                         ---------------------------------------
                                                                           4,573           4,538           4,321
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                        80              90             148
  Notes payable                                                              430             214             317
  Accounts payable                                                           186             224             156
  Accrued taxes                                                              106             232              89
  Accounts payable - related parties                                          61              82              81
  Power purchases - MCV Partnership                                           47              47              47
  Accrued interest                                                            39              37              31
  Deferred income taxes                                                        -               -               5
  Accrued refunds                                                              1              11              19
  Other                                                                      148             139             206
                                                                         ---------------------------------------
                                                                           1,098           1,076           1,099
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      651             700             620
  Postretirement benefits                                                    385             420             425
  Power purchases - MCV Partnership                                           37              73              87
  Deferred investment tax credit                                             119             125             127
  Regulatory liabilities for income taxes, net                                86              64             121
  Other                                                                      183             174             189
                                                                         ---------------------------------------
                                                                           1,461           1,556           1,569
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $ 7,132         $ 7,170         $ 6,989
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)





                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
SEPTEMBER 30                                                       2000       1999             2000         1999
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  at beginning and end of period (a)                             $  841     $  841           $  841       $  841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                            645        645              645          502
  Stockholder's contribution                                          -          -                -          150
  Capital stock expense                                               -          -                -           (7)
  Miscellaneous                                                       1          -                1            -
                                                                ------------------------------------------------
    at end of period                                                646        645              646          645
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                                             19         57               37           68
  Change in unrealized investment-gain (loss) (b)                     7        (16)             (11)         (27)
                                                                ------------------------------------------------
    At end of period                                                 26         41               26           41
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            485        438              485          434
  Net income                                                         72         93              199          285
  Cash dividends declared- Common Stock                             (17)       (89)            (126)        (262)
  Cash dividends declared- Preferred Stock                            -          -               (1)          (6)
  Preferred securities distributions                                 (9)        (5)             (26)         (14)
                                                                -----------------------------------------------
    At end of period                                                531        437              531          437
                                                                ------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                $2,044     $1,964           $2,044       $1,964
================================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Revaluation capital
       Unrealized investment-gain (loss), net of tax of
         $4, $(9), $(6) and $(15), respectively                 $     7      $ (16)        $    (11)      $  (27)
     Net income                                                      72         93              199          285
                                                                ------------------------------------------------

     Total Comprehensive Income                                 $    79      $  77         $    188       $  258
                                                                ================================================

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

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of September 30, 2000, Consumers had a net investment in energy supply facilities of $1.048 billion included in electric plant and property. See
Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring.

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the production, transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 1999 Form 10-K. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

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

Consumers enters into electric call option contracts to ensure a reliable source of capacity to meet its customers' electric requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to the price paid. As of September 30, 2000, Consumers has a deferred asset of $55 million for electricity call option contracts, and commitments to purchase additional call options in the amount of $22 million.

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

1997 EPA Revised NOx and Small Particulate Emissions Standards - In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. After a United States Court of Appeals found the revision an unconstitutional delegation of legislative power, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards. In January 2000, the Department of Justice, on behalf of the EPA, filed a petition for the United States Supreme Court to review the case. In May 2000, the Supreme Court agreed to hear the appeal.

1998 EPA Plan for NOx Emissions - In September 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The state of Michigan had one year to submit an implementation plan. The state of Michigan filed a lawsuit objecting to the extent of the required emission reductions and requesting an extension of the submission date. In May 1999, the United States Court of Appeals granted an indefinite stay of the submission date for the state of Michigan's implementation plan. However, in early 2000, the United States Court of Appeals then upheld the EPA's final regulations. The state of Michigan has filed a petition with the United States Supreme Court appealing this ruling. During this time period, the state of Michigan established alternative, less stringent nitrogen oxide emission reduction requirements. At this time the state of Michigan has decided to draft new rules to comply with the more stringent EPA requirements while continuing to pursue its appeal to the United States Supreme Court. In August 2000, the United States Court of Appeals extended the time to comply with the 1998 EPA final rule until May 2004.

Section 126 Petitions - In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers electric generating facilities, to achieve the same emission rate as that required by the currently challenged September 1998 EPA final rule for nitrous oxide emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance - The preliminary estimates of capital expenditures to reduce nitrogen oxide-related emissions to the initial level originally proposed by the state of Michigan for Consumers' fossil-fueled generating units range from $150 million to $290 million, calculated in year 2000 dollars. If Consumers has to meet the EPA's 1998 and/or Section 126 petition requirements, the estimated cost to Consumers would be between $290 million and $500 million, calculated in year 2000 dollars. In both cases the lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004, or between 2000 and 2003 if the EPA ultimately imposes its limits. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004 if those standards become effective.

Consumers coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2000, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of September 30, 2000, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

ANTITRUST: In October 1997, two independent power producers sued Consumers in a federal court. The suit alleged antitrust violations relating to contracts which Consumers entered into with some of its customers, and interference with contract claims relating to proposed power facilities. In March 1999, the court issued an opinion and order granting Consumers' motion for summary judgment, resulting in the dismissal of the case. The plaintiffs appealed this decision. The 6th Circuit Court of Appeals in Cincinnati unanimously dismissed the appeal of the antitrust case against Consumers, but the parties have filed a petition for rehearing.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: Since 1997, there have been repeated efforts made in the Michigan Legislature to enact electric restructuring legislation. On June 3, 2000, these efforts resulted in the passage of the Customer Choice Act and related Securitization laws, which became effective June 5, 2000.

The Customer Choice Act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales load (a requirement that Consumers is in compliance with); 6) requires Michigan utilities to join a FERC approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013.

In accordance with the Securitization law, Consumers filed an application with the MPSC in July 2000, to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. The MPSC issued a financing order on October 24, 2000 authorizing Securitization of approximately $470 million in qualified costs (primarily electric utility stranded generation costs) plus recovery of the expenses of the Securitization. Approximately $50 million of annual cost savings effects from Securitization will offset, prospectively, the earnings impact of the five percent residential rate reduction required by the Customer Choice Act. The order permits Consumers to apply the cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. Consumers has sought on a priority basis to recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction may reduce its operating earnings by $24 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds, and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

Consumers has accepted the MPSC's financing order with clarifications needing confirmation by the MPSC that will permit its special purpose subsidiary to issue Securitization bonds during the first quarter of 2001. As with other significant MPSC orders, the financing order is subject to appeal by any party to the MPSC proceeding. During the appeal, the amortization of the approved regulatory assets being securitized as qualified costs would be suspended and effectively offset the loss in revenue resulting from the five percent residential rate reduction. The amortization would be reestablished later, after the bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required for the full rate reduction offset to continue over the term of the bonds.

In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and the MPSC issued orders in March 1999 that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. As required by the MPSC, on September 20, 2000, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

In June 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling (also known as electric customer choice) if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve (also called a reserve margin) of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Consumers is planning for a reserve margin for the summers 2001, 2002, and 2003, of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access load being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access load. As of October 2000, only one electric service provider has initiated service to retail open access load.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers has employed a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2000 was approximately $51 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of September 30, 2000, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 and 2003, at a cost of $77 million, of which $39 million pertains to 2001.

In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC approved RTO. Both the Alliance Companies and Consumers have separately filed proposed alternative governance structures for the formation of an RTO. Neither of these proposals has been approved by the FERC.

On October 13, 2000, Consumers filed an application with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. In that application, Consumers and Michigan Transco stated that the filing represented the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission business to an independent third party. Whether Consumers chooses to divest its transmission business or to transfer control of it to an RTO, Consumers' current plan is to remain in the business of generating and distributing electric energy to retail customers.

On October 16, 2000, Consumers made an informational filing in compliance with the FERC's Order No. 2000. In that filing Consumers responded to the FERC's request for information about the RTO membership. In that filing Consumers said it was a member of Alliance and intended to continue its membership for the near future, but that it was also exploring other RTO options, as well as divestiture of its transmission assets. While Consumers said it had not finally decided on a specific end result, it nevertheless intended to comply with the Customer Choice Act, which among other things, requires electric utilities like Consumers to either join a FERC approved multistate RTO or divest its interest in transmission facilities by December 31, 2001. Consumers anticipates that it will make a decision regarding the transfer of its transmission assets to an RTO by January 2001.

Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in Alliance.

ELECTRIC PROCEEDINGS: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this
Note). In addition, the order allowed Consumers to recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. The Attorney General, ABATE, the MCV Partnership and other parties filed appeals with the Court of Appeals challenging the MPSC's 1996 order. In 1999, the Court of Appeals affirmed the MPSC's 1996 order in all respects. The Attorney General, however, filed an application for leave to appeal this decision to the Michigan Supreme Court. In June 2000, the Michigan Supreme Court denied the application for leave to appeal. This case is now closed.

In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the

MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000 ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003.

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

Summarized Statements of Income for CMS Midland and CMS Holdings (unaudited)


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
September 30                                                                                   2000         1999
----------------------------------------------------------------------------------------------------------------

Pretax operating income                                                                         $35          $39
Income taxes and other                                                                           11           12
----------------------------------------------------------------------------------------------------------------

Net income                                                                                      $24          $27
================================================================================================================


Power Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that was required by Public Act 141, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, under the terms of the PPA, Consumers will only be required to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At September 30, 2000 and September 30, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $55 million and $87 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2000        2001       2002       2003     2004
------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries at 98.5%, net of tax                 $37         $39        $38        $37      $36
==================================================================================================================

Consumers continually evaluates the adequacy of the PPA liability. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Should future results be different than management's assessments, additional charges for a given year of up to $33 million may be necessary. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers signed a long-term power sales agreement to resell to PECO its capacity and energy purchases under the PPA until September 2007. Implementation of the agreement was contingent upon regulatory treatment satisfactory to Consumers. Given uncertainties associated with the electric restructuring legislation in Michigan, Consumers and PECO entered into an interim arrangement for the sale of 125 MW of PPA capacity and associated energy to PECO during 2000 until the regulatory treatment was determined. The requested regulatory treatment was not received. Consequently, in August 2000, Consumers advised PECO of its intention to terminate the long-term power sales agreement prior to it becoming effective. The interim arrangement will be completed in 2000. Its completion will not affect the termination of the long-term agreement.

NUCLEAR MATTERS: In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good. The NRC suspended this assessment process for all licensees in 1998. Until the NRC completes its review of processes for assessing performance at nuclear power plants, the NRC uses the Plant Performance Review to provide an assessment of licensee performance. Palisades received its annual performance review in March 2000 in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that the NRC plans to conduct only routine inspections at Palisades over the next year. The NRC implemented the revised reactor oversight process industry-wide, including for Palisades, in April 2000. As part of that process, Palisades submitted required NRC performance data in April 2000 that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load more casks by 2004 in order to continue operation. Palisades has three additional storage-only casks available for loading. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

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

The NRC requires Consumers to make certain calculations and report on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor materials. In December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria will not be reached until 2014. Accordingly, Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

In May 2000, Consumers requested that the NRC modify the operating license for the Palisades nuclear plant to recapture the four-year construction period. This modification would extend the plant's operation to March of 2011 and allow a full 40-year operating period, consistent with current NRC practice.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2000, Consumers had a recorded liability to the DOE of $128 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The court issued a decision in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Further litigation brought by Consumers and others in 1998, intended to produce specific relief for the DOE's failure to comply, has not been successful to date.

In July 2000, the DOE announced that an agreement had been reached with another utility to address the DOE's delay in accepting spent fuel. The DOE stated that the agreement, which is in the form of a contract amendment, is intended to be a framework that can be applied to other nuclear power plants. Consumers is evaluating this matter further. In addition, two recent court decisions support the right of utilities to pursue damage claims in the U. S. Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is also evaluating those rulings and their applicability to its contracts with the DOE.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $440 million for 2000, $580 million for 2001, and $545 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of September 30, 2000, after consideration of prior years' expenses, Consumers has a remaining accrued liability of $59 million and a regulatory asset of $64 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers is allowed current recovery of $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

GAS RESTRUCTURING: In December 1997, the MPSC approved Consumers' application to implement a gas customer choice pilot program. The program was designed to encourage Consumers to minimize its purchased natural gas commodity costs while providing rate stability for its customers. This pilot program became effective on April 1, 1998. The pilot program ends on March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of September 30, 2000, more than 155,000 customers chose alternative gas suppliers, representing approximately 39 bcf of gas load. Customers who had voluntarily chosen to remain as sales customers of Consumers will not see a rate change in their gas rates. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. The Michigan appellate courts have affirmed the pilot program in its entirety the December 1997 MPSC order. On October 13, 2000, the MPSC adopted model terms and conditions for permanent gas customer choice programs. On October 24, 2000, the MPSC approved Consumers' voluntary application to establish a permanent customer choice program in its service territory beginning April 1, 2001 after the pilot program expires. Beginning April 1, 2001, Consumers will no longer be subject to a frozen gas commodity cost. Consumers will then return to a gas cost recovery mechanism such that it will recover all prudently incurred natural gas commodity costs from it customers. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001. By April 1, 2002, up to 900,000 gas customers will be eligible to participate. All of Consumers' gas customers will be eligible to select an alternate natural gas supplier beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

Recent significant increases in gas prices have exposed Consumers to gas commodity losses during the last year of the pilot program. Additional exposure to losses could occur if the cost of purchased gas exceeds $7.00 per mcf or abnormal weather causes additional gas purchases. Consumers recorded a regulatory liability of $45 million in the second quarter 2000 to reflect estimated losses due to increases in natural gas commodity prices. On October 24, 2000, the MPSC approved Consumers' application to reclassify recoverable, low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to begin immediately to include the cost of its recoverable base gas with higher cost purchased gas. The gas accounting order is expected to eliminate the need for Consumers to recognize any further losses related to gas commodity cost under-recoveries.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $115 million for 2000, $140 million for 2001, and $145 million for 2002. For further information, see the Capital Expenditures Outlook section in the MD&A.


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

3: SHORT-TERM FINANCING AND CAPITALIZATION

AUTHORIZATION: At September 30, 2000, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had FERC authorization to issue $500 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

SHORT-TERM FINANCING: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $190 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2000, a total of $430 million was outstanding at a weighted average interest rate of 7.4 percent, compared with $317 million outstanding at September 30, 1999, at a weighted average interest rate of 6.1 percent. In August 2000, Consumers entered into variable-to-fixed interest rate swaps totaling $300 million in order to reduce the impact of interest rate fluctuations.

Consumers currently has in place a $325 million trade receivables sale program. At September 30, 2000 and 1999, receivables sold under the program totaled $307 million and $314 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $404 million of unrestricted retained earnings available to pay common dividends at September 30, 2000. In January 2000, Consumers declared and paid a $79 million common dividend; in April 2000, Consumers declared a $30 million common dividend which was paid in May 2000; and in July 2000, Consumers declared a $17 million common dividend, which was paid in August 2000. In October 2000, Consumers declared a $61 million common dividend payable in November 2000.

                    Report of Independent Public Accountants


To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 2000 and 1999, the related consolidated statements of income and common stockholders' equity for the three-month and nine-month periods then ended and the related consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan,
October 27, 2000.

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

In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico. On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1).

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


RESULTS OF OPERATIONS

NET INCOME:
                                                                     In Millions
--------------------------------------------------------------------------------
September 30                          2000               1999             Change
--------------------------------------------------------------------------------

Three Months Ended                     $14                $14                $-
Nine Months Ended                       55                 62                (7)
================================================================================

For the three months ended September 30, 2000, net income was $14 million; no change from the same period in 1999. For the nine months ended September 30, 2000, net income was $55 million, a decrease of $7 million from the corresponding period in 1999 due primarily to lower reservation revenues, higher benefit costs and corporate charges in 2000, partially offset by higher LNG terminalling revenues in 2000. Total natural gas transportation volumes delivered for the nine months ended September 30, 2000 increased 21 percent from 1999 primarily due to the addition of Sea Robin.

Revenues for the three months and the nine months ended September 30, 2000 increased $7 million and $11 million respectively, from the corresponding periods in 1999 due primarily to increased LNG terminalling revenues and revenues from Sea Robin in 2000, partially offset by lower reservation revenues in 2000.

Operating expenses for the three months and the nine months ended September 30, 2000 increased $6 million and $19 million respectively, from the corresponding period in 1999 due primarily to increased benefits, corporate charges and the acquisition of Sea Robin.

Other income for the three months ended September 30, 2000 increased $2 million from the corresponding period in 1999 due to interest income on a related party Note Receivable. For the nine months ended September 30, 2000 other income increased $1 million due to interest income on a higher related party Note Receivable balance, partially offset by a non-recurring transition surcharge recovery recorded in 1999.

Interest on long-term debt for the three months and the nine months ended September 30, 2000 increased $3 million and $18 million respectively, from the corresponding period in 1999 primarily due to interest on the additional debt incurred by Panhandle in 2000 and 1999 (See Note 1 and Note 6). Other interest decreased $13 million for the nine months ended September 30, 2000 from the corresponding period in 1999, primarily due to interest on the intercompany note with PanEnergy. The note was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 3).

PRETAX OPERATING INCOME:
                                                                     In Millions
--------------------------------------------------------------------------------
                                        Three Months                 Nine Months
                                  Ended September 30          Ended September 30
Change Compared to Prior Year           2000 vs 1999                2000 vs 1999
--------------------------------------------------------------------------------

Reservation revenue                             $(9)                       $(23)
LNG terminalling revenue                          10                          20
Commodity revenue                                  5                          12
Other revenue                                      1                           2
Operations and maintenance                       (5)                        (17)
Depreciation and amortization                    (2)                         (5)
General taxes                                      1                           3
                                  ----------------------------------------------

Total Change                                      $1                       $ (8)
================================================================================


OUTLOOK

CMS Energy intends to use Panhandle as a platform for growth in the United States and derive added value through expansion opportunities for multiple CMS Energy businesses. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint-venture (See Note 2). Panhandle, however, continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cashflows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle and the potential for the increasing necessity by Panhandle to discount prices (reducing revenues); 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the effects of a January 2000 FERC order that could, if approved without modification upon rehearing, reduce Trunkline's tariff rates and future revenue levels; 4) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility for LNG terminalling revenues; 5) the impact of future rate cases, if any, for any of Panhandle's regulated operations; and 6) current initiatives for additional federal rules and legislation regarding pipeline safety.

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

NEW ACCOUNTING RULES

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which has been deferred by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amended by the issuance in June 2000 of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Panhandle will implement SFAS 133 effective January 1, 2001.

Panhandle continues to evaluate the impact of SFAS 133 on its financial statements. Based on a preliminary assessment of its contracts, Panhandle believes that implementation will not have a material impact on consolidated results of operations or financial position.

In December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB 101) summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Panhandle has adopted the provisions of SAB 101 as of October 1, 2000. The impact of adopting SAB 101 is not material to Panhandle's consolidated results of operation or financial position.

                      (This page intentionally left blank)

                      PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)




                                                         Three Months Ended
                                                            September 30           Nine Months Ended   March 29 -       January 1 -
                                                      ---------------------------    September 30,   September 30,       March 28,
                                                           2000           1999            2000            1999              1999
                                                      --------------  -----------    -------------    -----------      ------------
OPERATING REVENUE
      Transportation and storage of natural gas         $        94     $     98       $      311        $   199         $     123
      Other                                                      20            9               44             17                 5
                                                      --------------  -----------    -------------    -----------      ------------
          Total operating revenue                               114          107              355            216               128
                                                      --------------  -----------    -------------    -----------      ------------

OPERATING EXPENSES
      Operation and maintenance                                  49           44              142             85                40
      Depreciation and amortization                              17           15               49             30                14
      General taxes                                               6            7               18             14                 7
                                                      --------------  -----------    -------------    -----------      ------------
          Total operating expenses                               72           66              209            129                61
                                                      --------------  -----------    -------------    -----------      ------------


PRETAX OPERATING INCOME                                          42           41              146             87                67

OTHER INCOME/(EXPENSE), NET                                       2            -                5              -                 4

INTEREST CHARGES
      Interest on long-term debt                                 21           18               62             39                 5
      Other interest                                              -            -                -              -                13
                                                      --------------  -----------    -------------    -----------      ------------
          Total interest charges                                 21           18               62             39                18
                                                      --------------  -----------    -------------    -----------      ------------

NET INCOME BEFORE INCOME TAXES                                   23           23               89             48                53

INCOME TAXES                                                      9            9               34             19                20
                                                      --------------  -----------    -------------    -----------      ------------

CONSOLIDATED NET INCOME                                 $        14     $     14       $       55       $     29         $      33
                                                      ==============  ===========    =============    ===========      ============



   The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)



                                                                                Nine Months Ended    March 29 -    January 1 -
                                                                                  September 30,      September      March 28,
                                                                                        2000          30, 1999        1999
                                                                                -----------------    ----------    -----------
Cash Flows From Operating Activities
      Net income                                                                  $           55       $    29       $      33
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           49            30              14
      Deferred income taxes                                                                   47            14               -
      Changes in current assets and liabilities                                              (48)           35             (29)
      Other, net                                                                             (10)           (7)              3
                                                                                -----------------    ----------    ------------
          Net cash provided by operating activities                                           93           101              21
                                                                                -----------------    ----------    ------------

Cash Flows From Investing Activities
      Acquisition of Panhandle                                                                 -        (1,900)              -
      Capital and investment expenditures                                                   (110)          (27)             (4)
      Net increase in advances receivable - PanEnergy                                          -             -             (17)
                                                                                -----------------    ----------    ------------
          Net cash used in investing activities                                             (110)       (1,927)            (21)
                                                                                -----------------    ----------    ------------

Cash Flows From Financing Activities
      Contribution from parent                                                                 -         1,116               -
      Proceeds from senior notes                                                              99           785               -
      Net increase in note receivable - CMS Capital                                          (28)          (46)              -
      Dividends paid                                                                         (54)          (29)              -
                                                                                -----------------    ----------    ------------
          Net cash provided by financing activities                                           17         1,826               -
                                                                                -----------------    ----------    ------------

      Net Increase (Decrease) in Cash and Temporary Cash Investments                           -             -               -

      Cash and Temporary Cash Investments, Beginning of Period                                 -             -               -
                                                                                -----------------    ----------    ------------
      Cash and Temporary Cash Investments, End of Period                          $            -       $     -       $       -
                                                                                =================    ==========    ============


Other cash flow activities were:
      Interest paid (net of amounts capitalized)                                  $           75       $    30       $      12
      Income taxes paid (net of refunds)                                                       6             5              37

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                                                        September 30,     December 31,
                                                                                            2000              1999
                                                                                        -------------     -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                   $ 1,622           $ 1,492
      Less accumulated depreciation and amortization                                              87                37
                                                                                        -------------     -------------
          Sub-total                                                                            1,535             1,455
      Construction work-in-progress                                                               51                45
                                                                                        -------------     -------------
          Net property, plant and equipment                                                    1,586             1,500
                                                                                        -------------     -------------

INVESTMENTS
      Investment in affiliates                                                                     2                 2
                                                                                        -------------     -------------
          Total investments and other assets                                                       2                 2
                                                                                        -------------     -------------

CURRENT ASSETS
      Receivables, less allowances of $1 as of September 30, 2000 and Dec. 31, 1999              128               112
      Inventory and supplies                                                                      56                34
      Deferred income taxes                                                                       13                11
      Note receivable - CMS Capital                                                              113                85
      Other                                                                                       66                30
                                                                                        -------------     -------------
          Total current assets                                                                   376               272
                                                                                        -------------     -------------

NON-CURRENT ASSETS
      Goodwill, net                                                                              758               774
      Debt issuance cost                                                                          11                11
      Other                                                                                        8                 1
                                                                                        -------------     -------------
          Total non-current assets                                                               777               786
                                                                                        -------------     -------------

      TOTAL ASSETS                                                                           $ 2,741           $ 2,560
                                                                                        =============     =============












   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                 September 30,    December 31,
                                                                                      2000            1999
                                                                                ---------------  --------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
        Common stockholder's equity
         Common stock, no par, 1,000 shares authorized, issued and outstanding  $           1     $         1
         Paid-in capital                                                                1,127           1,127
         Retained earnings                                                                  1              -
                                                                                ---------------  --------------
          Total common stockholder's equity                                             1,129           1,128
        Long-term debt                                                                  1,193           1,094
                                                                                ---------------  --------------
          Total capitalization                                                          2,322           2,222
                                                                                ---------------  --------------


CURRENT LIABILITIES
        Accounts payable                                                                   14              28
        Accrued taxes                                                                      12               8
        Accrued interest                                                                   15              29
        Other                                                                             203             139
                                                                                ---------------  --------------
            Total current liabilities                                                     244             204
                                                                                ---------------  --------------

NON-CURRENT LIABILITIES
        Deferred income taxes                                                              94              45
        Other                                                                              81              89
                                                                                ---------------  --------------
            Total non-current liabilities                                                 175             134
                                                                                ---------------  --------------

            TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                   $       2,741     $     2,560
                                                                                ===============  ==============




   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)
                                   (UNAUDITED)




                                                                Nine Months Ended    March 29 -            January 1 -
                                                                 September 30,      September 30,           March 28,
                                                                     2000               1999                   1999
                                                                -----------------   -------------          -----------
COMMON STOCK
      At beginning and end of period                                     $     1      $        1             $      1
                                                                -----------------   -------------          -----------

OTHER PAID-IN CAPITAL
      At beginning of period                                               1,127             466                  466
      Acquisition adjustment to eliminate original
        paid-in capital                                                        -            (466)                   -
      Capital contribution of acquisition costs by parent                      -              11                    -
      Cash capital contribution by parent                                      -           1,116                    -
                                                                -----------------   -------------          -----------
          At end of period                                                 1,127           1,127                  466
                                                                -----------------   -------------          -----------


RETAINED EARNINGS
      At beginning of period                                                   -             101                   92
      Acquisition adjustment to eliminate original
        retained earnings                                                      -            (101)                   -
      Net Income                                                              55              29                   33
      Assumption of net liability by PanEnergy                                 -               -                   57
      Common stock dividends                                                 (54)            (29)                 (81)
                                                                -----------------   -------------          -----------

          At end of period                                                     1               -                  101
                                                                -----------------   -------------          -----------

      TOTAL COMMON STOCKHOLDER'S EQUITY                                  $ 1,129     $     1,128            $     568
                                                                =================   =============          ===========




















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

                                                 In Millions
-------------------------------------------------------------
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


2. REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved without modification, would result in a substantial reduction to Trunkline's tariff rates and would require refunds. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position. Trunkline has requested rehearing of certain matters in this order.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At September 30, 2000 and December 31, 1999, Panhandle's Accounts Receivable included $57 million and $54 million, respectively, due from natural gas producers, and Other Current Liabilities included $58 million and $54 million, respectively, for related obligations.

On March 9, 2000, Trunkline filed an abandonment application with FERC seeking to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for a limited liability corporation to convert the line from natural gas transmission service to a refined products pipeline, called Centennial Pipeline, by the end of 2001. Panhandle will own a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC.

3. RELATED PARTY TRANSACTIONS

Interest charges include $13 million for the nine months ended September 30, 1999 for interest associated with notes payable to a subsidiary of Duke Energy. Other income includes $5 million for the nine months ended September 30, 2000 for interest on Note Receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                           In Millions
----------------------------------------------------------------------
                                    September 30,         December 31,
                                             2000                 1999
                              ----------------------------------------
Receivables                                   $37                   $8
Accounts payable                                5                   16
----------------------------------------------------------------------


4. GAS IMBALANCES

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 2000 and December 31, 1999, other current assets included $52 million and $22 million, respectively, and other current liabilities included $54 million and $30 million, respectively, related to gas imbalances. Panhandle values gas imbalances at the lower of cost or market.


5. INCOME TAXES

As described in Note 1, CMS Panhandle Holding acquired the stock of Panhandle from subsidiaries of Duke Energy for a total of $2.2 billion in cash and acquired debt. Panhandle treated the acquisition as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price.


6. LONG-TERM DEBT

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


7. SFAS 71

As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding, which includes costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced by Panhandle, it no longer meets the criteria of SFAS 71 and has discontinued application of SFAS 71. Accordingly, upon acquisition by CMS Panhandle Holding in 1999, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1).


8. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, to be $90 million in 2001 and $62 million in 2002. Panhandle prepared these estimates for planning purposes and they are subject to revision. Panhandle satisfies capital expenditures using cash from operations.

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

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $20 million for the remainder of 2000 through the third quarter of 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

In conjunction with the Centennial Pipeline project, Panhandle intends to provide a guaranty related to project financing in an amount up to $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets (See Note 2).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

Houston, Texas
November 7, 2000

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CMS ENERGY CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS' ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 1999, and in their Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000. Reference is made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 2 - Uncertainties for CMS Energy and Consumers, and Note 8 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CONSUMERS

ANTITRUST LITIGATION: For a discussion of Consumers' antitrust litigation see
Note 2 subsection "Antitrust" of the Condensed Notes to the Consolidated Financial Statements in Part I of this Report, incorporated by reference herein.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      LIST OF EXHIBITS

(4) Sixth Supplemental Indenture dated as of November 9, 2000 between CMS Energy and The Chase Manhattan Bank, as Trustee.

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

(15)(b)  -        Consumers:   Letter of Independent Public Accountant

(27)(a)  -        CMS Energy:  Financial Data Schedule

(27)(b)  -        Consumers:   Financial Data Schedule

(27)(c)  -        Panhandle:   Financial Data Schedule


(B)      REPORTS ON FORM 8-K

CMS ENERGY

Current Reports filed July 6, 2000, August 15, 2000, October 2, 2000, October 13, 2000 and November 1, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

Current Reports filed July 6, 2000, October 2, 2000 and November 1, 2000 covering matters pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

No Current Reports on Form 8-K filed during the third quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                  CMS ENERGY CORPORATION
                                           ------------------------------------
                                                        (Registrant)


Dated: November 14, 2000               By:       /s/     A.M. Wright
                                           ------------------------------------
                                                        Alan M. Wright
                                                  Senior Vice President and
                                                   Chief Financial Officer



                                              CONSUMERS ENERGY CORPORATION
                                           ----------------------------------
                                                                (Registrant)

Dated: November 14, 2000               By:       /s/     A.M. Wright
                                           -------------------------------------
                                                        Alan M. Wright
                                                  Senior Vice President and
                                                   Chief Financial Officer



                                           PANHANDLE EASTERN PIPE LINE COMPANY
                                           ----------------------------------
                                                                (Registrant)

Dated: November 14, 2000               By:       /s/     A.M. Wright
                                           -------------------------------------
                                                     Alan M. Wright
                                                Senior Vice President and
                                           Chief Financial Officer and Treasurer

                      (This page intentionally left blank)


Exhibit
Number                                  Description
--------------------------------------------------------------------------------
(4)               Sixth Supplemental Indenture dated as of November 9, 2000
                  between CMS Energy and The Chase Manhattan Bank, as Trustee.

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
