Form 10-K
period 2000-12-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2001-03-23
CIK 811156, 76063, 201533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO

COMMISSION   REGISTRANT; STATE OF INCORPORATION;     IRS EMPLOYER
FILE NUMBER     ADDRESS; AND TELEPHONE NUMBER     IDENTIFICATION NO.
-----------  -----------------------------------  ------------------
1-9513       CMS Energy Corporation               38-2726431
             (A Michigan Corporation)
             Fairlane Plaza South, Suite 1100
             330 Town Center Drive,
             Dearborn, Michigan 48126
             (313)436-9200
1-5611       Consumers Energy Company             38-0442310
             (A Michigan Corporation)
             212 West Michigan Avenue,
             Jackson, Michigan 49201
             (517)788-0550
1-2921       Panhandle Eastern Pipe Line Company  44-0382470
             (A Delaware Corporation)
             5444 Westheimer Road,
             P.O. Box 4967,
             Houston, Texas 77210-4967
             (713)989-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                                                       NAME OF EACH EXCHANGE
      REGISTRANT                               TITLE OF CLASS                           ON WHICH REGISTERED
      ----------                               --------------                          ---------------------
CMS ENERGY CORPORATION  Common Stock, $.01 par value                                  New York Stock Exchange
CMS ENERGY TRUST II     8.75% Adjustable Convertible Trust Securities                 New York Stock Exchange
CMS ENERGY TRUST III    7.25% Premium Equity Participating Security Units             New York Stock Exchange
CONSUMERS ENERGY
  COMPANY               Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series  New York Stock Exchange
CONSUMERS POWER
  COMPANY FINANCING I   8.36% Trust Originated Preferred Securities                   New York Stock Exchange
CONSUMERS ENERGY
  COMPANY FINANCING II  8.20% Trust Originated Preferred Securities                   New York Stock Exchange
CONSUMERS ENERGY
  COMPANY FINANCING
  III                   9.25% Trust Originated Preferred Securities                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted and Items 1, 2 and 7 have been reduced in accordance with Instruction I.

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $3,883,404,796 for the 131,418,098 CMS Energy Common Stock shares outstanding on February 28, 2001.

On February 28, 2001 CMS Energy held all voting and non-voting common equity of Consumers and Panhandle.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers' information statement relating to the 2001 annual meeting of shareholders to be held May 25, 2001, are incorporated by reference in Part III, except for the organization and compensation committee report and the performance graph contained therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CMS Energy Corporation
                                      and
                            Consumers Energy Company
                                      and
                      Panhandle Eastern Pipe Line Company
 Annual Reports on Form 10-K to the Securities and Exchange Commission for the
                          Year Ended December 31, 2000

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

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Glossary   ............................................................       3
PART I:
Item 1.    Business....................................................       7
Item 2.    Properties..................................................      30
Item 3.    Legal Proceedings...........................................      30
Item 4.    Submission of Matters to a Vote of Security Holders.........      31
PART II
           Market for CMS Energy's, Consumers' and Panhandle's Common
Item 5.    Equity and Related
           Stockholder Matters.........................................      32
Item 6.    Selected Financial Data.....................................      32
           Management's Discussion and Analysis of Financial Condition
Item 7.    and Results of Operations...................................      33
           Quantitative and Qualitative Disclosures About Market
Item 7A    Risk........................................................      33
Item 8.    Financial Statements and Supplementary Data.................      34
           Changes in and Disagreements With Accountants on Accounting
Item 9.    and
           Financial Disclosure........................................    CO-1
PART III
           Directors and Executive Officers of CMS Energy and
Item 10.   Consumers...................................................    CO-2
Item 11.   Executive Compensation......................................    CO-2
           Security Ownership of Certain Beneficial Owners and
Item 12.   Management..................................................    CO-2
Item 13.   Certain Relationships and Related Transactions..............    CO-2
PART IV
           Exhibits, Financial Statement Schedules and Reports on Form
Item 14.   8-K.........................................................    CO-3

                                    GLOSSARY

     Certain terms used in the text and financial statements are defined below.

ABATE.....................................    Association of Businesses Advocating Tariff Equity
APB.......................................    Accounting Principles Board
ALJ.......................................    Administrative Law Judge
AMT.......................................    Alternative minimum tax
Alliance..................................    Alliance Regional Transmission Organization
Anadarko..................................    Anadarko Petroleum Corporation, a non-affiliated company
Articles..................................    Articles of Incorporation
Attorney General..........................    Michigan Attorney General
bcf.......................................    Billion cubic feet
Big Rock..................................    Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................    Board of Directors of CMS Energy
Btu.......................................    British thermal unit
Class G Common Stock......................    One of two classes of common stock of CMS Energy, no par
                                              value, which reflects the separate performance of the
                                              Consumers Gas Group, redeemed in October 1999
Clean Air Act.............................    Federal Clean Air Act, as amended
CMS Capital...............................    CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas......................    CMS Electric and Gas Company, a subsidiary of
                                              Enterprises
CMS Energy................................    CMS Energy Corporation, the parent of Consumers and
                                              Enterprises
CMS Energy Common Stock...................    One of two classes of common stock of CMS Energy, par
                                              value $.01 per share
CMS Gas Transmission......................    CMS Gas Transmission Company, a subsidiary of
                                              Enterprises
CMS Generation............................    CMS Generation Co., a subsidiary of Enterprises
CMS Holdings..............................    CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland...............................    CMS Midland Inc., a subsidiary of Consumers
CMS MST...................................    CMS Marketing, Services and Trading Company, a
                                              subsidiary of Enterprises
CMS Oil and Gas...........................    CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding.....................    CMS Panhandle Holding Company, a subsidiary of CMS Gas
                                              Transmission
Common Stock..............................    All classes of Common Stock of CMS Energy and each of
                                              its subsidiaries, or any of them individually, at the
                                              time of an award or grant under the Performance
                                              Incentive Stock Plan
Consumers.................................    Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group.......................    The gas distribution, storage and transportation
                                              businesses currently conducted by Consumers and Michigan
                                              Gas Storage
Court of Appeals..........................    Michigan Court of Appeals
Customer Choice Act.......................    Customer Choice and Electricity Reliability Act, a
                                              Michigan statute enacted in June 2000 that allows all
                                              retail customers choice of alternative electric
                                              suppliers no later than January 1, 2002, provides for
                                              full recovery of net stranded costs and implementation
                                              costs, establishes a five percent reduction in
                                              residential rates, establishes rate freeze and rate cap,
                                              and allows for Securitization
Detroit Edison............................    The Detroit Edison Company, a non-affiliated company
DOE.......................................    U.S. Department of Energy
Dow.......................................    The Dow Chemical Company, a non-affiliated company
DSM.......................................    Demand-side management

Duke Energy...............................  Duke Energy Corporation, a non-affiliated company
EITF......................................  Emerging Issues Task Force
El Chocon.................................  Hidroelectrica El Chocon S.A., an indirect subsidiary of CMS
                                            Generation
Enterprises...............................  CMS Enterprises Company, a subsidiary of CMS Energy
EPA.......................................  U.S. Environmental Protection Agency
EPS.......................................  Earnings per share
FASB......................................  Financial Accounting Standards Board
FERC......................................  Federal Energy Regulatory Commission
FMLP......................................  First Midland Limited Partnership, a partnership which holds a lessor interest in the MCV Facility
FTC.......................................  Federal Trade Commission
GCR.......................................  Gas cost recovery
GTNs......................................  CMS Energy General Term Notes(R), $250 million Series A, $125 million
                                            Series B, $150 million Series C, $200 million Series D, $400 million
                                            Series E and $18 million Series F
GWh.......................................  Gigawatt-hour
Huron.....................................  Huron Hydrocarbons, Inc., a subsidiary of Consumers
INGAA.....................................  Interstate Natural Gas Association of America
ITC.......................................  Investment tax credit
Jorf Lasfar...............................  The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS
                                            Generation and ABB Energy Venture, Inc.
kWh.......................................  Kilowatt-hour
Loy Yang..................................  The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest
LNG.......................................  Liquefied natural gas
Ludington.................................  Ludington pumped storage plant, jointly owned by Consumers and
                                            Detroit Edison
mcf.......................................  Thousand cubic feet
MCV Facility..............................  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership...........................  Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A......................................  Management's Discussion and Analysis
MEPCC.....................................  Michigan Electric Power Coordination Center
Michigan Gas Storage......................  Michigan Gas Storage Company, a subsidiary of Consumers
Michigan State Utility Workers Council....  The executive board and negotiating body for local chapters of the
                                            Union
Michigan Transco..........................  Michigan Electric Transmission Company, a subsidiary of Consumers
                                            Energy
Mbbls.....................................  Thousand barrels
MMbbls....................................  Million barrels
MMBtu.....................................  Million British thermal unit
MMcf......................................  Million cubic feet
MPSC......................................  Michigan Public Service Commission
MW........................................  Megawatts
MWh.......................................  Megawatt-hours
Natural Gas Act...........................  Federal Natural Gas Act
NEIL......................................  Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
Nitrotec..................................  Nitrotec Corporation, a propriety gas technology company in which CMS
                                            Gas Transmission owns an equity interest

NMC.......................................  Nuclear Management Company, a Wisconsin company, formed in 1999 by
                                            Northern States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                            Wisconsin Electric Power Company, and Wisconsin Public Service
                                            Company to operate and manage nuclear capacity owned by the four utilities
NOx.......................................  Nitrogen Oxide
NRC.......................................  Nuclear Regulatory Commission
NYMEX.....................................  New York Mercantile Exchange
OPEB......................................  Postretirement benefit plans other than pensions for retired employees
Outstanding Shares........................  Outstanding shares of Class G Common Stock
Palisades.................................  Palisades nuclear power plant, owned by Consumers
Pan Gas Storage...........................  Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe Line
                                            Company
Panhandle.................................  Panhandle Eastern Pipe Line Company, including its subsidiaries
                                            Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline LNG.
                                            Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line...............  Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS
                                            Gas Transmission
Panhandle Storage.........................  CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                            Line Company
PCBs......................................  Poly chlorinated biphenyls
Pension Plan..............................  The trusteed, non-contributory, defined benefit pension plan of
                                            Panhandle, Consumers and CMS Energy
PPA.......................................  The Power Purchase Agreement between Consumers and the MCV
                                            Partnership with a 35-year term commencing in March 1990
ppm.......................................  Parts per million
PSCR......................................  Power supply cost recovery
PUHCA.....................................  Public Utility Holding Company Act of 1935
RTO.......................................  Regional Transmission Organization
SAB.......................................  Staff Accounting Bulletin
Sea Robin.................................  Sea Robin Pipeline Company
SEC.......................................  U.S. Securities and Exchange Commission
Securitization............................  A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of
                                            Securitization bonds issued by a special purpose entity affiliated with such utility
Senior Credit Facility....................  $1 billion one-year revolving credit facility maturing in June 2001
SERP......................................  Supplemental Executive Retirement Plan
SFAS......................................  Statement of Financial Accounting Standards
SIPS......................................  State Implementation Plans
SOP.......................................  Statement of Position
Stranded Costs............................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets
Superfund.................................  Comprehensive Environmental Response, Compensation and Liability Act

TBtu......................................  Trillion british thermal unit
TGN.......................................  Transportadora de Gas del Norte S.A., a natural gas pipeline located in Argentina
Transition Costs..........................  Stranded Costs, as defined, plus the costs incurred in the transition to competition
Trunkline.................................  Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line
                                            Company
Trunkline LNG.............................  Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line
                                            Company
Trust Preferred Securities................  Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts
Union.....................................  Utility Workers of America, AFL-CIO

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

CMS ENERGY

     CMS Energy, formed in Michigan in 1987, is a leading diversified energy company operating in the United States and in selected growth markets around the world. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost six million of the 9.9 million residents in Michigan's lower peninsula. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in approximately 20 countries on five continents.

     In 2000, CMS Energy's consolidated operating revenue was $9.0 billion. See BUSINESS SEGMENTS later in this Item 1 for further discussion of each segment.

CONSUMERS

     Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. In 1997, Consumers, originally named Consumers Power Company, changed its name to Consumers Energy Company to reflect its increasing focus on providing customers with total energy solutions.

     Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2000, Consumers' customer base and operating revenues were as follows:

                                                             CUSTOMERS     OPERATING       2000 VS. 1999
                                                               SERVED       REVENUE      OPERATING REVENUE
                                                             (MILLIONS)    (MILLIONS)       % INCREASE
                                                             ----------    ----------    -----------------
Electric Utility Business................................       1.69         2,676              0.3
Gas Utility Business.....................................       1.61         1,196              3.5
Non-Utility..............................................         --            63(a)          23.5
  Total..................................................       3.18         3,935              1.6

-------------------------
(a) Primarily represents earnings attributable to Consumers' interest in the MCV Partnership and MCV Facility, the earnings of which are reported within CMS Energy's independent power production business segment.

     Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION later in this Item 1.

     CONSUMERS PROPERTIES -- GENERAL: The principal properties of Consumers and its subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers' properties see BUSINESS SEGMENTS -- Consumers Electric
Utility -- Electric Utility Properties, and -- Consumers Gas Utility-Gas Utility Properties, below.

     For information on capital expenditures, see ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BUSINESS SEGMENTS

CMS ENERGY, CONSUMERS AND PANHANDLE FINANCIAL INFORMATION

     For information with respect to operating revenue, net operating income, identifiable assets and liabilities attributable to all of CMS Energy's business segments and international and domestic operations, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SELECTED FINANCIAL INFORMATION AND CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable only to Consumers' business segments, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- SELECTED FINANCIAL INFORMATION AND CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable only to Panhandle's business segments, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- PANHANDLE'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSUMERS ELECTRIC UTILITY

     Based on the number of customers, Consumers' electric utility operations, if independent, would be the twelfth largest electric utility company in the United States. The electric operations of Consumers include the generation, purchase, transmission, distribution and sale of electricity. At year-end 2000, it served customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' electric operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. In 2000, total electric sales were 41 billion kWh, similar to 1999 levels.

     Consumers experienced a 2000 winter peak demand of 6,159 MW and a summer peak demand of 7,325 MW. In 2000, based on the summer peak, Consumers' power reserve, also called a reserve margin, was 21 percent compared to 14.7 percent in 1999. Consumers estimates that during the summer of 2001, it will be able to satisfy its peak demand with a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. Consumers bases this estimate on other energy suppliers providing 64 MW of power to retail open access customers at the time of Consumers' peak customer demand. Consumers has offered other energy suppliers the opportunity to serve up to 750 MW of nominal retail open access load prior to summer 2001.

     ELECTRIC UTILITY PROPERTIES: At December 31, 2000, Consumers' electric generating system consists of the following:

                                                                        2000 SUMMER NET       2000 NET
                                                                         DEMONSTRATED        GENERATION
                                                   SIZE AND YEAR          CAPABILITY         (THOUSANDS
        NAME AND LOCATION (MICHIGAN)              ENTERING SERVICE          (KWHS)            OF KWHS)
        ----------------------------              ----------------      ---------------      ----------
COAL GENERATION
  J H Campbell 1&2 -- West Olive............    2 Units, 1962-1967           609,000          3,639,548
  J H Campbell 3 -- West Olive..............    1 Unit, 1980                 765,100(a)       4,322,824
  D E Karn -- Essexville....................    2 Units, 1959-1961           515,000          3,580,567
  B C Cobb -- Muskegon......................    2 Units, 1956-1957           320,000          2,182,702
  J R Whiting -- Erie.......................    3 Units, 1952-1953           324,000          2,004,412
  J C Weadock -- Essexville.................    2 Units, 1955-1958           310,000          2,196,344
                                                                           ---------         ----------
Total coal generation.......................                               2,843,100         17,926,397
                                                                           ---------         ----------
OIL/GAS GENERATION
  B C Cobb -- Muskegon......................    3 Units, 1999-2000           183,000             52,900
  D E Karn -- Essexville....................    2 Units, 1975-1977         1,276,000            939,212
                                                                           ---------         ----------
Total oil/gas generation....................                               1,459,000            992,112
                                                                           ---------         ----------
HYDROELECTRIC
  Conventional Hydro Generation.............    13 Plants, 1907-1949          73,500            351,263
  Ludington Pumped Storage..................    6 Units, 1973                954,700(b)        (540,446)(c)
                                                                           ---------         ----------
Total Hydroelectric.........................                               1,028,200           (189,183)
                                                                           ---------         ----------
NUCLEAR GENERATION
  Palisades -- South Haven..................    1 Unit, 1971                 760,000          5,723,784
                                                                           ---------         ----------
GAS/OIL COMBUSTION TURBINE GENERATION.......    8 Plants, 1966-1999          346,800(d)          52,295
                                                                           ---------         ----------
Total owned generation......................                               6,437,100         24,505,405
                                                                           =========         ==========
PURCHASED AND INTERCHANGE POWER CAPACITY....                               1,644,200(e)
                                                                           ---------
Total.......................................                               8,081,300
                                                                           =========

-------------------------
(a)  Represents Consumers' share of the capacity of the J H Campbell 3, net of
     6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

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

(d)  Includes 1.8 MW of distributed generation.

(e) Includes capacity from long-term power purchase contracts, including 1,240 MW of purchased contract capacity from the MCV Facility.

     In 2000, Consumers purchased, through long-term purchase contracts, options, spot market and other seasonal purchases, 2,552 MW of net capacity from other power producers, which amounted to 34.8 percent of Consumers' total system requirements, the largest of which was the MCV Partnership.

     A high voltage transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems, including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers owns: a) 4,467 miles of overhead transmission lines operating at 120 kilovolts and above; b) owns 4,176 miles of subtransmission overhead lines operating at 23 kilovolts and 46 kilovolts; c) owns 16 subsurface miles of subtransmission underground lines operating at 23 kilovolts and 46 kilovolts; d) owns 61,298 miles of electric distribution overhead lines; e) owns 7,386 subsurface mile of underground distribution lines and f) owns substations having an aggregate transformer capacity of 40,254,830 kilovoltamperes.

     FUEL SUPPLY: Consumers has four generating plant sites that use coal as a fuel source and that constitute 73.2 percent of its baseload capacity, the capacity used to serve a constant level of customer demand. In 2000, these plants produced a combined total of 17,926 million kWhs of electricity and required 8.5 million tons of coal. On December 31, 2000, Consumers' coal inventory amounted to approximately 50 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS -- UNCERTAINTIES -- OTHER ELECTRIC UNCERTAINTIES.

     Consumers owns two nuclear power plants, Big Rock, located near Charlevoix, Michigan and Palisades, located near South Haven, Michigan. In 1997, Consumers ceased operating Big Rock, and therefore in 2000 it only operated Palisades. During 2000, Palisades' net generation was 5,724 million kWhs, constituting 23.4 percent of Consumers' baseload supply. Consumers currently has two contracts for uranium concentrates sufficient to provide up to 43 percent of its fuel supply requirements for the 2001 period. Consumers also has contracts for conversion services and enrichment services with quantity flexibility ranging from 40 percent to 100 percent and 50 percent and 100 percent of its nuclear fuel requirements, respectively. If spot market prices are below the contract price, Consumers will purchase only the minimum amount of nuclear fuel required by the contracts. Conversely, if spot market prices are above the contracts prices, Consumers will purchase the maximum amount of nuclear fuel allowed by the contracts to meet its requirements.

     For the spring 2001 refueling outage, Consumers has purchased all of its fuel supply requirements. Consumers also has contracts for nuclear fuel services and for fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next three reloads with options to extend the contract for an additional two reloads. The fuel contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

     As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                       MILLIONS OF KWHS
                                                        ----------------------------------------------
                  POWER GENERATED                        2000      1999      1998      1997      1996
                  ---------------                        ----      ----      ----      ----      ----
Coal................................................    17,926    19,085    17,959    16,427    16,928
Nuclear.............................................     5,724     5,105     5,364     5,970     5,653
Oil.................................................       645       809       520       258       364
Gas.................................................       400       441       302        80        74
Hydro...............................................       351       365       395       467       473
Net pumped storage(a)...............................      (541)     (476)     (480)     (477)     (419)
                                                        ------    ------    ------    ------    ------
Total net generation................................    24,505    25,329    24,060    22,725    23,073
                                                        ======    ======    ======    ======    ======

-------------------------
(a) Represents Consumers' 51 percent share of net generation from Ludington. This facility pumps water into a storage pond using electricity generated during off-peak hours to generate electricity later during peak demand hours.

     The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                       COST PER MILLION BTU
                                                             -----------------------------------------
                      FUEL CONSUMED                          2000     1999     1998     1997     1996
                      -------------                          ----     ----     ----     ----     ----
Coal.....................................................    $1.34    $1.38    $1.45    $1.53    $1.50
Oil......................................................     3.30     2.69     2.73     2.97     2.67
Gas......................................................     4.80     2.74     2.66     3.36     3.60
Nuclear (a)..............................................     0.45     0.52     0.50     0.57     0.50
All Fuels(b).............................................     1.27     1.29     1.28     1.29     1.27

-------------------------
(a) Includes amounts charged, and included in fuel expense, to Palisades and Big Rock for decontamination and decommission of uranium enrichment facility.

(b) Weighted average fuel costs.

     Pursuant to the Nuclear Waste Policy Act of 1982, the federal government became responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste by 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not expect that in 2001 it will be able to receive spent nuclear fuel for storage. For additional information on disposal of nuclear fuel see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 1 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity, and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three storage casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     INSURANCE: Consumers maintains primary and excess nuclear property insurance from NEIL totaling $2.4 billion in recoverable limits for Palisades. The insurance covers risks of direct property loss, decontamination, and debris removal subject to standard policy terms and conditions. Also covered by insurance are a portion of the costs arising from accidental premature decommissioning not funded by the decommissioning trust funds, and part of the remaining book value of the plant. For any loss more than $100 million, the ongoing nuclear contamination must be stabilized and decontaminated prior to NEIL remitting proceeds to Consumers for its coverage.

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

     The permanently closed Big Rock remains insured by NEIL for up to $500 million for decontamination, debris removal, and covered direct property loss, subject to standard policy terms and conditions.

     Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $12.8 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's, nuclear facility.

     Consumers maintains nuclear liability insurance for injuries and off-site property damage insurance for the nuclear hazard at Palisades for up to approximately $9.5 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. Part of this financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $200 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

     Consumers has not obtained insurance for property damage at its nuclear plants caused by floods and earthquakes because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary.

     Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

CONSUMERS GAS UTILITY

     Based on the number of customers, Consumers' gas utility operations, if independent, would be the fifth largest gas utility company in the United States. Consumers' gas utility operations purchase, transport, store, distribute and sell natural gas. As of December 31, 2000, it was authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where nearly 900,000 of the gas customers are located. Consumers' gas operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' gas operations are seasonal. Consumers and its wholly owned subsidiary, Michigan Gas Storage, inject natural gas into storage during the summer months of the year for use during the winter months when demand is higher. Peak demand usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. In 2000, total deliveries of natural gas sold by Consumers and by other sellers over Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 410 bcf.

     GAS UTILITY PROPERTIES: Consumers' gas distribution and transmission system consists of 24,383 miles of distribution mains and 1,108 miles of transmission lines throughout Michigan's lower peninsula. It owns and operates six compressor stations with a total of 115,400 installed horsepower. Consumers has 11 gas storage fields located across Michigan with an aggregate storage capacity of
221.3 bcf.

     Michigan Gas Storage's transmission system consists of 521 miles of pipelines within Michigan's lower peninsula. It owns and operates two compressor stations with a total of 46,600 installed horsepower. Michigan Gas Storage has three gas storage fields located in Osceola, Clare and Missaukee counties of Michigan with an aggregate storage capacity of 109.5 bcf.

     GAS SUPPLY: In 2000, Consumers purchased 37.2 percent of its required gas supply under contracts with a duration of longer than one year. Total 2000 purchases included 15.3 percent from United States producers outside Michigan,
18.6 percent from Canadian producers, 3.3 percent from Michigan producers and
42.7 percent from the spot market. Authorized suppliers in the experimental gas customer choice pilot program, which started in April 1998, supplied the remaining 20.1 percent of gas delivered by Consumers.

     Consumers' firm transportation agreements, excluding agreements with Michigan Gas Storage, are with Trunkline, Panhandle, ANR Pipeline Company and Great Lakes Gas Transmission, L.P. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements are capable of carrying over 80 percent of Consumers' total gas supply requirements. As of December 31, 2000, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                                                  VOLUME
                                                             (DEKATHERMS/DAY)         EXPIRATION
                                                             ----------------         ----------
Trunkline................................................         336,375        October         2002
Panhandle................................................          60,000        October         2002
ANR Pipeline Company.....................................          10,000        December        2002
                                                                    6,000        January         2002
                                                                   83,790        October         2003
Great Lakes Gas Transmission, L.P........................          85,092        April           2004

     Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible transportation service and the use of it varies primarily with the price for such service and the availability and price of the spot supplies being purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

NATURAL GAS TRANSMISSION

     CMS Gas Transmission, formed in 1988, owns, develops and manages domestic and international natural gas facilities. In 2000, CMS Gas Transmission's operating revenue was $906 million. CMS Energy expanded the importance of this business segment with the acquisition of Panhandle in 1999. For additional information on the acquisition of Panhandle, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS.

     PANHANDLE: Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line.

     Panhandle is primarily engaged in the interstate transmission and storage of natural gas. Panhandle operates a large natural gas pipeline network, providing customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Michigan, Ohio, Indiana, Illinois, Missouri and Tennessee.

     In 2000, Panhandle's consolidated operating revenue was $483 million. Of Panhandle's operating revenue, 79 percent was generated from transportation services, 9 percent from storage services, 8 percent from LNG terminalling services and 4 percent from other services. During 2000, 1999 and 1998, sales to ProLiance Energy, L.L.C., a nonaffiliated gas marketer, accounted for at least 10 percent of consolidated revenues of Panhandle. During 2000 and 1999, sales to subsidiaries of CMS Energy, primarily Consumers, accounted for at least 10 percent of consolidated revenues of Panhandle. No other customer accounted for 10 percent or more of Panhandle's revenues during 2000, 1999 or 1998. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RESULTS OF OPERATIONS.

     For the years 1996 to 2000, Panhandle's combined throughput was 1,319 TBtu, 1,279 TBtu, 1,141 TBtu, 1,139 TBtu and 1,374 TBtu, respectively. Beginning in March 2000, the amount includes Sea Robin's throughput. A majority of Panhandle's revenue comes from long-term service agreements with local distribution company customers. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

     NATURAL GAS TRANSMISSION PROPERTIES: Domestic -- CMS Gas Transmission has a total of 15,734 miles of pipeline in the United States, including 154 miles of projects under construction, with a daily capacity of approximately 8.5 bcf. Panhandle Eastern Pipe Line's portion of CMS Gas Transmission's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.

     At December 31, 2000, CMS Gas Transmission had processing capabilities of approximately 1.0 bcf per day of natural gas at nine plants in Michigan, Oklahoma and Texas including a hydrocarbon fractionation plant in Michigan with a capacity of 30,000 barrels per day. Through Panhandle, CMS Gas Transmission owns and operates 51 compressor stations. It also has six gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 70 bcf. One underground storage field in which CMS Gas Transmission has a 51 percent ownership is used for natural gas liquids. CMS Gas Transmission currently has two gas storage field under development.

     Through subsidiaries, CMS Gas Transmission operates 4,569 miles of gas gathering systems with total capacity of 1.5 bcf per day in Michigan, Oklahoma, Texas and Wyoming.

     CMS Gas Transmission, through Panhandle, owns and operates an LNG receiving terminal in Louisiana. Panhandle also owns a one-third interest in a company that plans to extend and to convert an existing 26-inch pipeline, currently owned by Trunkline, from natural gas transmission service to liquid products service by the beginning of 2002.

     International -- At December 31, 2000, CMS Gas Transmission has ownership interests in the following pipelines:

                         LOCATION                             OWNERSHIP INTEREST (%)    MILES OF PIPELINES
                         --------                             ----------------------    ------------------
Argentina.................................................             29.4                   3,331
Argentina to Brazil.......................................             20.0                     258
Argentina to Chile........................................             50.0                     707
Australia (Western Australia).............................             40.0(a)                  927
Australia (Western Australia).............................            100.0                     259

-------------------------
(a) CMS Gas Transmission has a 45 percent interest in a consortium that acquired an 88 percent interest in the pipeline.

     CMS Gas Transmission has an ownership interest in a methanol plant under construction in Equatorial Guinea, Africa. The plant is scheduled to go into service in mid-2001 and will have a capacity of 2,500 metric tonnes per day.

     Properties of certain CMS Gas Transmission subsidiaries are subject to liens of creditors of the respective subsidiaries.

INDEPENDENT POWER PRODUCTION

     CMS Generation, formed in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. The rapid growth in CMS Generation's generating capacity has been matched by growth in this business segment's operating revenue. In 2000, the independent power production business segment's operating revenue, which includes revenues from CMS Generation, CMS Operating, S.A., the MCV Facility and the MCV Partnership, was $500 million. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

     INDEPENDENT POWER PRODUCTION PROPERTIES: As of December 31, 2000, CMS Generation had ownership interests in operating power plants totaling 8,365 gross MW (3,533 net MW) throughout the United States and abroad. At December 31, 2000, additional plants totaling approximately 3,553 gross MW are under construction or advanced development.

     The following table details CMS Generation's interest in independent power plants in the United States as well as abroad as of year end 2000 (excluding the MCV facility and plants owned by CMS Operating, S.A. discussed further below):

                                                                        OWNERSHIP INTEREST      GROSS CAPACITY
                   LOCATION                         FUEL TYPE                  (%)                   (MW)
                   --------                         ---------           ------------------      --------------
DOMESTIC
California....................................      Wind                         8.5                   72
California....................................      Wind                        22.7                   30
California....................................      Wood                        37.8                   36
Connecticut...................................      Scrap tire                  50.0                   31
Maine.........................................      Hydro                       50.0                    4
Michigan......................................      Wood                        50.0                   35
Michigan......................................      Wood                        50.0                   39
Michigan......................................      Natural gas                100.0                  160
Michigan......................................      Coal                        50.0                   62
Michigan......................................      Natural gas                100.0                   68
Michigan......................................      Natural gas                100.0                  156
New York......................................      Hydro                        1.0                   14
New York......................................      Hydro                       50.0                    3
North Carolina................................      Wood                        50.0                   45
Oklahoma......................................      Natural gas                  8.8                  124
Virginia......................................      Hydro                       55.0                    3
INTERNATIONAL
Argentina.....................................      Hydro                       17.2                1,320
Australia.....................................      Coal                        49.6                2,000
Chile.........................................      Natural gas                 50.0                  555
Ghana.........................................      Light fuel oil              90.0                  224
India.........................................      Diesel                      49.0                  200
India.........................................      Natural gas                 33.2                  235
Jamaica.......................................      Diesel                      41.2                   63
Latin America.................................      Various                  Various                  912
Morocco.......................................      Coal                        50.0                1,008
Philippines...................................      Coal                        47.5                   96
Philippines...................................      Diesel                      47.5                   50
Thailand......................................      Coal                        66.0                  300
United Arab Emirates..........................      Natural gas                 40.0                  370
Venezuela.....................................      Diesel                      70.0                  150

     In 2000, CMS Generation sold its ownership interest in a 58 MW hydroelectric generating project located in New York and its ownership interest in a 239 MW natural gas-fueled generating plant in New Jersey.

     CMS Enterprises, through CMS Operating, S.A., owns a 128 MW natural gas power plant, and has a 92.6 percent ownership interest in a 540 MW natural gas power plant, each in Argentina.

     CMS Midland owns 49 percent interest in the MCV Partnership, which was formed to construct and operate the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent. The MCV Facility has gross capacity of approximately 1,370 MW (671 net MW).

     CMS Generation has ownership interests in certain facilities such as Loy Yang, Jorf Lasfar and El Chocon. The Loy Yang assets are owned in fee, but are subject to the security interests of its lenders. The Jorf Lasfar facility is held pursuant to a right of possession agreement with the Moroccan state-owned Office National de l'Electricite. The El Chocon facility is held pursuant to a 30-year possession agreement.

     For information on capital expenditures, see ITEM 7. CMS ENERGY MANAGEMENT'S DISCUSSION AND ANALYSIS -- CAPITAL RESOURCES AND LIQUIDITY AND ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OIL AND GAS EXPLORATION AND PRODUCTION

     CMS Oil and Gas formed in 1967, conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Power River Basin in Wyoming and in the countries of Cameroon, Congo, Colombia, Equatorial Guinea, Tunisia and Venezuela. In 2000, CMS Oil and Gas achieved production levels of 7.27 million barrels of oil, condensate and plant products and 17.56 bcf of gas. At January 1, 2001, CMS Oil and Gas's proven oil and gas reserves total 234.6 million net equivalent barrels reflecting a balanced portfolio of reserves, consisting of 45.5 percent oil and condensate and 54.5 percent natural gas.

     During 2000, CMS Oil and Gas participated with a working interest in drilling wells as follows:

                                                                            NUMBER OF
                                                     NUMBER OF WELLS    SUCCESSFUL WELLS      SUCCESS RATIO
                                                     ---------------    -----------------    ---------------
                  TYPE OF WELL                       GROSS       NET    GROSS        NET     GROSS       NET
                  ------------                       -----       ---    -----        ---     -----       ---
Exploratory......................................      --         --      --          --       --         --
Development......................................     466        245     466         245      100%       100%
                                                      ---        ---     ---         ---      ---        ---
       Total.....................................     466        245     466         245      100%       100%
                                                      ===        ===     ===         ===      ===        ===

     The preceding table includes CMS Oil and Gas' participation in coal bed methane gas wells in Wyoming and Montana, where CMS Oil and Gas participated in 409 wells (198 net) during 2000. In 2000, CMS Oil and Gas' operating revenue was $131 million.

     OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES: The following table shows net oil and gas production by CMS Oil and Gas for the years 1998 through 2000:

                                                                 2000      1999      1998
                                                                 ----      ----      ----
Oil and condensate (Mbbls)(a)...............................     6,980     7,288     7,307
Natural gas (MMcf)(a).......................................    17,564    26,412    26,495
Plant products (Mbbls)(a)...................................       287       396       413
Reserves to annual production ratio
  Oil (MMbbls)..............................................      14.7      15.2      11.5
  Gas (bcf).................................................      43.7      29.9      21.3

-------------------------
(a)  Revenue interest to CMS Oil and Gas.

     The following table shows CMS Oil and Gas' undeveloped net acres of oil and gas leasehold interests.

                        DECEMBER 31                               2000         1999
                        -----------                               ----         ----
DOMESTIC
Wyoming.....................................................      177,408      177,691
Montana.....................................................       95,852       96,994
Michigan....................................................           --       71,718
Texas (including offshore acreage)(a).......................       44,372       50,735
Indiana.....................................................           --       12,212
Ohio........................................................           --        6,887
Louisiana...................................................        2,232        3,480
                                                                ---------    ---------
       Total domestic.......................................      319,864      419,717
                                                                ---------    ---------
INTERNATIONAL
Venezuela...................................................      339,521      339,521
Colombia....................................................      331,378      251,680
Cameroon....................................................      183,636      187,636
Equatorial Guinea...........................................      209,806      148,977
Ecuador.....................................................           --       66,430
Tunisia.....................................................       64,761       64,761
Congo.......................................................       17,364       17,364
                                                                ---------    ---------
       Total international..................................    1,146,466    1,076,369
                                                                ---------    ---------
       Total net acres......................................    1,466,330    1,496,086
                                                                =========    =========

-------------------------
(a) Does not include net undeveloped acreage of 40,845 in Texas in which CMS Oil and Gas holds a contractual right to earn an interest by drilling as of December 31, 2000.

     The following table shows CMS Oil and Gas' estimated proved reserves of oil and gas for the years 1998 through 2000.

                                                                      INTERNATIONAL                DOMESTIC
                                                              ------------------------------    --------------
                                                                                   SOUTH
                                                TOTAL            AFRICA           AMERICA            U.S.
                                           ---------------    -------------    -------------    --------------
                                            OIL      GAS      OIL      GAS      OIL     GAS     OIL      GAS
                                            ---      ---      ---      ---      ---     ---     ---      ---
                                                         (OIL IN MMBBLS AND NATURAL GAS IN BCF)
Estimated Proved Developed and
  Undeveloped Reserves:
  December 31, 1997....................     98.3     322.2    43.0     74.1     53.7      --     1.6     248.1
     Revisions and other changes.......     (8.2)    (27.4)    2.0      1.4    (10.7)     --     0.5     (28.8)
     Extensions and discoveries........      3.3     278.3     3.2    270.9      0.1      --      --       7.4
     Acquisitions of reserves..........      2.9      17.4     2.9     17.4       --      --      --        --
     Sales of reserves.................       --        --      --       --       --      --      --        --
     Production........................     (7.7)    (26.5)   (2.8)    (1.9)    (4.2)     --    (0.7)    (24.6)
                                           -----    ------    ----    -----    -----    ----    ----    ------
  December 31, 1998....................     88.6     564.0    48.3    361.9     38.9      --     1.4     202.1
     Revisions and other changes.......     15.2     135.2    15.3    131.1     (0.6)     --     0.5       4.1
     Extensions and discoveries........     12.0      23.2     0.1      2.1     11.2      --     0.7      21.1
     Acquisitions of reserves..........      8.8      92.1     8.8     92.1       --      --      --        --
     Sales of reserves.................       --        --      --       --       --      --      --        --
     Production........................     (7.7)    (26.4)   (3.4)    (3.3)    (3.6)     --    (0.7)    (23.1)
                                           -----    ------    ----    -----    -----    ----    ----    ------
  December 31, 1999....................    116.9     788.1    69.1    583.9     45.9      --     1.9     204.2
     Revisions and other changes.......     (6.4)     (7.3)   (2.0)    (2.6)    (4.6)     --     0.1      (4.7)
     Extensions and discoveries........     27.7     172.2    20.8    102.0      1.3     7.9     5.5      62.3
     Acquisitions of reserves..........       --        --      --       --       --      --      --        --
     Sales of reserves.................    (24.3)   (167.5)     --       --    (23.5)     --    (0.8)   (167.5)
     Production........................     (7.3)    (17.6)   (3.6)    (3.9)    (3.2)   (0.9)   (0.5)    (12.8)
                                           -----    ------    ----    -----    -----    ----    ----    ------
  December 31, 2000....................    106.6     767.9    84.3    679.4     15.9     7.0     6.2      81.5
                                           =====    ======    ====    =====    =====    ====    ====    ======
Estimated Proved Developed Reserves(a)
  December 31, 1997....................     45.3     267.8    25.1     29.6     18.5      --     1.7     238.2
  December 31, 1998....................     50.6     448.8    31.7    251.0     17.5      --     1.4     197.8
  December 31, 1999....................     74.5     652.7    50.9    460.9     21.8      --     1.8     191.8
  December 31, 2000....................     94.1     748.2    80.8    679.4     10.8     7.0     2.4      61.8

-------------------------
(a) The government license in Venezuela is an oil service contract whereby CMS Oil and Gas is paid a fee per barrel for oil discovered, lifted, and delivered to Maraven S.A., a subsidiary of Petroleos de Venezuela S.A. Additionally, CMS Oil and Gas receives a fee for reimbursement of certain capital expenditures. The volumes presented represent actual production with respect to which CMS Oil and Gas is paid a per barrel fee.

     Properties of certain CMS Oil and Gas subsidiaries are also subject to liens of creditors of the respective subsidiaries. In 2000, CMS Oil and Gas sold all of its northern Michigan oil and gas properties. In that same year, it also sold its working interest in oil reserves located in Ecuador.

MARKETING, SERVICES AND TRADING

     CMS MST, formed in 1996 and the surviving entity of a 1997 merger with CMS Gas Marketing Company formed in 1987, provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. CMS MST has grown dramatically since its inception. CMS Energy intends to use CMS MST to enhance performance of CMS Energy assets, such as gas reserves and power plants. CMS MST markets approximately 614 bcf of natural gas, 37,781 GWh of electricity, 31 million barrels of crude oil and 9 million barrels of natural gas liquids. From

1997 through 2000, CMS MST also performed 350 energy management services projects. At December 31, 2000, CMS MST had more than 10,611 customers, transported gas on more than 40 gas pipelines and was active in 39 states and Canada and Brazil. In 2000, CMS MST's operating revenue was $3.3 billion. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.

INTERNATIONAL ENERGY DISTRIBUTION

     CMS Electric and Gas, formed in 1996, is involved in purchasing, investing in and operating gas and electric distribution systems worldwide. In 2000, operating revenue was $265 million.

     INTERNATIONAL ENERGY DISTRIBUTION PROPERTIES: As of December 31, 2000, CMS Electric and Gas had ownership interest in electric distribution companies as follows:

                       LOCATION                           OWNERSHIP INTEREST    CUSTOMERS SERVED    SALES
                       --------                           ------------------    ----------------    -----
                                                                 (%)               (APPROX.)        (GWH)
Venezuela.............................................          70.00                94,000           816
Argentina.............................................          24.56               235,000         1,225
Brazil................................................          81.22               146,000         1,125

     In January 2000, CMS Electric and Gas sold its interest in Companhia Forca Luz Cataguazes -- Leopoldina and its subsidiaries in Brazil. In December 2000, CMS Energy sold approximately one-half of its 48 percent ownership interest in Empressa Distribuidora de Electricidad de Entre Rios, S.A., an electric distribution utility serving the province of Entre Rios, Argentina and executed an agreement to sell the remaining 24.56 percent in 2001.

SALES BETWEEN BUSINESS SEGMENTS

     CMS Energy's sales between business segments for the years ended December 31 were as follows:

                  YEARS ENDED DECEMBER 31                       2000    1999    1998
                  -----------------------                       ----    ----    ----
Oil and Gas Exploration and Production......................    $ 24    $ 45    $ 64
Natural Gas Transmission....................................     177      69       9
Marketing, Services and Trading.............................     176      73      68

CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION

     CMS Energy is a public utility holding company that is exempt from registration under PUHCA. CMS Energy, Consumers, Panhandle and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

MICHIGAN PUBLIC SERVICE COMMISSION

     Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, utility services, certain facilities and various other matters. The MPSC also has, or will have, rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own, or will own, and operate intrastate gas transmission pipelines.

     The Attorney General, ABATE, and the MPSC staff typically intervene in MPSC electric and gas related proceedings concerning Consumers and intervened in the proceeding described below. For many years, almost every significant MPSC order affecting Consumers has been appealed. Certain appeals from the MPSC orders are pending in the Court of Appeals and the Michigan Supreme Court.

     RATE PROCEEDINGS: In 1996, the MPSC issued orders that established the electric authorized rate of return on common equity at 12.25 percent and the gas authorized rate of return on common equity at 11.6 percent.

     MPSC REGULATORY AND MICHIGAN LEGISLATIVE CHANGES: State regulation of the retail electric and gas utility businesses is in the process of undergoing significant changes. In 2000, the Michigan Legislature enacted the Customer Choice Act. By 2002, the Customer Choice Act will permit all Consumers' electric customers to choose their electric energy supplier. The enactment of the Customer Choice Act imposed rate cuts, rate freezes and rate caps. For a description and additional information regarding the Customer Choice Act, see
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 TO CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As a result of regulatory changes in the natural gas industry, Consumers transports the natural gas commodity that is sold to some customers by competitors like gas producers, marketers and others. In 1998, Consumers' implemented a statewide three-year experimental gas customer choice pilot program eventually allowing up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program froze the rates Consumers' is permitted to charge for the service of distributing gas to its customers through March 31, 2001.

     Beginning April 1, 2001, Consumers will establish a permanent gas customer choice program that will allow up to 600,000 of Consumers' gas customers to participate in the permanent gas customer choice program. By 2003, all of Consumers' gas customers will be eligible to select an alternative gas commodity supplier. Also on April 1, 2001, Consumers will return to a GCR mechanism that will allow it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. For additional information on gas customer choice programs see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 TO CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 TO CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

     FERC has limited rate jurisdiction over several independent power plants in which CMS Generation has ownership interests. FERC also has more comprehensive jurisdiction over Michigan Gas Storage, Panhandle Eastern Pipe Line, Pan Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

     FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce or sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement of or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline Gas Company, Sea Robin, Trunkline LNG, Michigan Gas Storage and Pan Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     FERC also regulates certain operation aspects of Consumers' electric operations including compliance with FERC accounting rules; transmission of electric energy; wholesale rates; transfers of certain facilities; corporate mergers and issuance of securities.

     The Federal Power Act grants independent power producers and electricity marketers "direct access" to the interstate electric transmission systems owned by electric utilities, and all electric utilities are required to offer transmission services to all market participants on a non-discriminatory basis under tariffs approved by the FERC. For a discussion of the effect of certain FERC orders on Consumers, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC BUSINESS OUTLOOK and ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS --

OUTLOOK -- ELECTRIC UTILITY OUTLOOK . For a discussion of the effect of certain FERC orders on Panhandle see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 3 TO PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NUCLEAR REGULATORY COMMISSION

     Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction, operation and decommissioning of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES 2 AND 5 TO CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- NOTES 1 AND 2 TO CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

     The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to the Office of Fossil Fuels of the DOE.

     Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

CMS ENERGY, CONSUMERS AND PANHANDLE ENVIRONMENTAL COMPLIANCE

     CMS Energy, Consumers and Panhandle and their subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. Management believes that the responsible administration of CMS Energy's, Consumers' and Panhandle's energy resources includes reasonable programs for the protection and enhancement of the environment. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. For additional information on Panhandle's environmental matters, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Consumers installed and is currently installing modern emission controls at its electric generating plants and converted electric generating units to burn cleaner fuels. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant as a result of EPA regulations regarding nitrogen oxide and particulate-related emissions. These regulations will require Consumers to make significant capital expenditures. For the preliminary estimates of these capital expenditures to reduce nitrogen oxide-related emissions see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- and NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Consumers' Electric Utility Contingencies -- Electric Environmental Matters -- Cost of Environmental Law Compliance.

     Consumers is in the process of closing older ash disposal areas at two plants. Construction, operation, and closure of a modern solid waste disposal area for ash can be expensive, due to the imposition of stricter federal and state requirements. In order to significantly reduce the closure costs, Consumers has worked with others to use bottom ash and fly ash as part of temporary and final cover for ash disposal areas in place of native materials where such use is compatible with environmental standards. To reduce disposal volumes, Consumers sells coal ash for use as a filler for asphalt, for incorporation into concrete products, and for other environmentally compatible uses. The EPA has announced an intention to develop new nationwide standards for ash disposal areas. Consumers intends to work through industry groups to help ensure that any such regulations that may be issued will require the minimum cost consistent with protection of the environment. In 2000, capital expenditures by Consumers for environmental protection additions were $103 million. Consumers estimates 2001 expenditures for this program at $181 million.

     Consumers has PCB in some of its electrical equipment, as do most electric utilities. During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers proposed a plan to the EPA to deal with the remaining materials and is waiting on a response from the EPA.

     Certain environmental regulations affecting CMS Energy, Consumers and Panhandle include, but are not limited to, the Clean Air Act Amendments of 1990 and Superfund. Superfund can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances that were sent to such site, to share in remediation costs for the site.

     Consumers', CMS Energy's and Panhandle's current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

     For discussion of environmental matters involving Panhandle, including possible liability and capital costs, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Panhandle does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment will have a material adverse effect on the competitive position, consolidated results of operations or financial position of Panhandle.

CMS ENERGY, CONSUMERS AND PANHANDLE COMPETITION

ELECTRIC COMPETITION

     Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

     In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. However, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 2000 revenues from electric operations. Consumers does not believe future loss of wholesale for retail sales to be significant. In most instances, the customers will continue to be transmission customers even if they cease to be generation customers.

     A significant increase in retail electric competition is now possible with the passage of the Customer Choice Act and the availability of retail direct access. The Customer Choice Act requires Consumers to open up to 750 MW of its electric customer power supply requirement to competition by the end of 2001. The Consumer Choice Act gives all customers the right to choose their own electric supplier after January 1, 2002.

     In addition to retail electric customer choice, Consumers also has competition or potential competition from: 1) the threat of customers relocating outside Consumers' service territory; 2) the possibility of municipalities owning or operating competing electric delivery systems; 3) customer self-generation; and 4) adjacent municipal utilities that extend lines to customers near service territory boundaries. Consumers addresses this competition primarily through offering rate discounts, providing additional services and insistence upon compliance with MPSC rules.

     Consumers offers non-commodity retail services to electric customers in an effort to offset costs. Consumers faces competition from many sources, including energy management services companies, other utilities, contractors, and retail merchandisers.

     CMS Energy's non-utility electric subsidiaries primarily face competition from other marketers, brokers, financial management firms, energy management firms, and other utilities through the marketing services and trading business segment; and from other generators, marketers, brokers, and price of power on the wholesale market through the independent power production business segment.

     For additional information concerning electric competition, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC UTILITY OUTLOOK and ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

     Competition has existed for several years, and is likely to increase, in various aspects of Consumers' gas business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Increasingly, competition comes from other suppliers of the natural gas commodity.

     Changes in regulation have resulted in increased competition from other sellers of natural gas for sale of the gas commodity to Consumers' customers. As a result of the regulatory changes that separated (unbundled) the transportation and storage of natural gas from the sale of natural gas by interstate pipelines and Michigan gas distributors, Consumers offers unbundled services (transportation and some storage) to its larger end-use customers. Additionally, to prepare for the unbundled retail market, Consumers is conducting an experimental gas customer choice program that, through March 2001, allows 300,000 residential, commercial, and industrial retail gas sales customers to choose an alternative gas supplier in direct competition with Consumers as a supplier of the gas commodity. In late 2000, Consumers received MPSC authorization to implement a permanent gas customer choice pilot program beginning April 1, 2001. This permanent program will allow all gas customers to select an alternative gas supplier by 2003.

     CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, brokers and marketers and competition from other fuels such as oil and coal.

     For additional information concerning gas competition, see Panhandle Competition below, ITEM 7. CMS ENERGY'S MANAGEMENT DISCUSSION AND
ANALYSIS -- OUTLOOK, ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK and ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK.

PANHANDLE COMPETITION

     Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Panhandle competes directly with ANR Pipeline Company, Natural Gas Pipeline Company of America, Texas Gas Transmission Corporation, Northern Border Pipeline Company, Alliance Pipeline and Northern Natural Gas Company in the Midwest market area.

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

EMPLOYEES

CMS ENERGY

     As of December 31, 2000, CMS Energy and its subsidiaries, including Consumers and Panhandle, had 11,652 full-time equivalent employees of whom 11,599 are full-time employees and 53 full-time equivalent employees associated with the part-time work force. Included in the total are 3,939 employees who are covered by union contracts.

CONSUMERS

     As of December 31, 2000, Consumers and its subsidiaries had 8,755 full-time equivalent employees of whom 8,704 are full-time employees and 51 full-time equivalent employees associated with the part-time work force. Included in the total are 3,663 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000. By its terms, it will continue in full force and effect until June 1, 2005.

PANHANDLE

     At December 31, 2000, Panhandle had 1,105 full-time equivalent employees. Of these employees, 250 were represented by the Paper, Allied - Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC.

CMS ENERGY, CONSUMERS AND PANHANDLE FORWARD-LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES.

INTERNATIONAL OPERATIONS

     CMS Energy, through certain of its Enterprises subsidiaries, has made substantial international investments in approximately 20 countries. These international investments in electric generating facilities, oil and gas exploration, production and processing facilities, natural gas pipelines and electric distribution systems face a number of risks inherent in acquiring, developing and owning these types of facilities. CMS Energy believes that its subsidiaries maintain traditional insurance, similar to comparable companies in the same line of business, for the various risk exposures including political risk from possible nationalization or expropriation and inability to convert currency, incidental to CMS Energy's respective businesses.

     Although CMS Energy maintains insurance for various risks, CMS Energy is exposed to some risks that include local political and economic factors over which it has no control. CMS Energy, through its Enterprises subsidiaries, may incur risk exposures such as changes in foreign governmental and regulatory policies (including changes in industrial regulation and control and changes in taxation), changing political conditions and international monetary fluctuations. Particularly, international investments of the type CMS Energy is making are subject to the risk that they may be expropriated or that the required agreements, licenses, permits and other approvals may be changed or terminated in violation of their terms. Also, the local foreign currency may be devalued or the conversion of the currency may be restricted or prohibited or other actions, such as increases in taxes, royalties or import duties, may be taken which adversely affect the value and the recovery of our investment. In some of these cases, the investment may have to be abandoned or disposed of at a loss. These factors could significantly adversely affect the financial results of the affected subsidiary and, in turn, CMS Energy's growth plans for Enterprises' international investments and CMS Energy's financial position and results of operations.

UNCERTAINTIES

     Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and
NOTE 3 and NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKET RISK INFORMATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and in ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND
ANALYSIS -- DERIVATIVES AND HEDGES.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

     Any or all of our forward-looking statements in oral or written statements or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, we cannot guarantee any forward-looking statement.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

     - Sale of assets in accordance with plans;

     - Achievement of operating synergies and revenue enhancement;

     - Capital and financial market conditions, including current price of our common stock, interest rates and availability of financing, market perceptions of the energy industry, our company, or any of our subsidiaries, our, or any of our subsidiaries', securities ratings, and currency exchange controls;

     - Factors affecting utility and diversified energy operations such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints;

     - International, national, regional and local economic, competitive and regulatory conditions and developments, particularly the trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

     - Adverse regulatory or legal decisions, including environmental laws and regulations, the manner and terms of implementation of the Customer Choice Act; the pace of implementation and provisions for deregulation of the natural gas industry, whether by legislative or regulatory action;

     - Federal regulation of electric sales and transmission of electricity that grants independent power producers and electricity marketers and other utilities "direct access" to the interstate electric transmission systems owned by electric utilities, creating opportunity for competitors to market electricity to our wholesale customers;

     - Energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

     - The increased competition caused by FERC approval of new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce volumes of gas transported by our natural gas transmission businesses or cause them to lower rates in order to meet competition;

     - Potential disruption, expropriation or interruption of facilities or operations due to accidents or political events and the ability to get or maintain insurance coverage for such events;

     - Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

     - Technological developments in energy production, delivery and usage that may result in competitive disadvantages and create the potential for impairment of existing assets;

     - Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the FERC, the MPSC and similar entities with regulatory oversight;

     - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - The development or operation of projects in which our subsidiaries have a minority interest;

     - Other uncertainties, which are difficult to predict and many of which are beyond our control; and

     - Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents.

     CMS Energy, Consumers, Panhandle and their affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Act. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements" in our most recent reports to the SEC on Form 10-Q or Form 8-K filed subsequent to this Form 10-K.

EXECUTIVE OFFICERS

     As of March 1, 2001

CMS ENERGY

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
William T. McCormick, Jr.............    56     Chairman of the Board, President and Chief
                                                  Executive Officer of CMS Energy              2000-Present
                                                Chairman of the Board and President of
                                                  Consumers                                    2000-Present
                                                Chairman of the Board, President and Chief
                                                  Executive Officer of Enterprises             2000-Present
                                                Chairman of the Board and Chief Executive
                                                  Officer of CMS Energy                        1987-2000
                                                Chairman of the Board of Enterprises           1987-2000
                                                Chairman of the Board of Consumers             1985-2000
Alan M. Wright.......................    55     Executive Vice President, Chief Financial
                                                Officer and Chief Administrative Officer of
                                                  CMS Energy                                   2000-Present
                                                Executive Vice President, Chief Financial
                                                  Officer and Chief Administrative Officer
                                                  of Consumers                                 2000-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Enterprises             2000-Present
                                                Senior Vice President and Chief Financial
                                                  Officer of CMS Energy                        1998-2000
                                                Senior Vice President and Chief Financial
                                                  Officer of Enterprises                       1998-2000
                                                Senior Vice President, Chief Financial
                                                  Officer and Treasurer of Enterprises         1994-1998
                                                Senior Vice President, Chief Financial
                                                  Officer and Treasurer of CMS Energy          1994-1998
                                                Senior Vice President and Chief Financial
                                                  Officer of Consumers                         1993-2000
David W. Joos........................    47     Executive Vice President and Chief
                                                Operating Officer -- Electric of CMS Energy    2000-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of
                                                  Enterprises                                  2000-Present
                                                President and Chief Executive
                                                  Officer -- Electric of Consumers             1997-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of
                                                  Consumers                                    1994-1997
William J. Haener....................    59     Chairman of the Board -- Panhandle Eastern
                                                Pipe Line                                      2001-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of CMS Energy       2000-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of Enterprises      2000-Present
                                                Senior Vice President of Enterprises           1998-2000
                                                President and Chief Executive Officer of
                                                  CMS Gas Transmission                         1994-Present
Rodger A. Kershner...................    52     Senior Vice President and General Counsel
                                                of CMS Energy                                  1996-Present
                                                Senior Vice President of Enterprises           1999-Present
                                                Senior Vice President and General Counsel
                                                  of Enterprises                               1996-1999

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
John W. Clark........................    56     Senior Vice President of CMS Energy            1987-Present
                                                Senior Vice President of Consumers             1985-Present
Preston D. Hopper....................    50     Senior Vice President, Chief Accounting
                                                Officer and Controller of CMS Energy           1996-Present
                                                Senior Vice President and Chief Accounting
                                                  Officer of Enterprises                       1997-Present
                                                Senior Vice President and Controller of
                                                  Enterprises                                  1996-1997
                                                Vice President, Controller and Chief
                                                  Accounting Officer of CMS Energy             1992-1996
                                                Vice President and Controller of
                                                  Enterprises                                  1992-1996
Rodney E. Boulanger..................    60     Senior Vice President of Enterprises           1996-Present
                                                President and Chief Executive Officer of
                                                  CMS Generation                               1995-Present
Carl L. English......................    54     President and Chief Executive
                                                Officer -- Gas of Consumers                    2000-Present
                                                Vice President of Consumers                    1990-2000
James W. Cook........................    60     Senior Vice President of CMS Energy            1995-Present
                                                Senior Vice President of Enterprises           1994-Present
Doris F. Galvin......................    46     Senior Vice President of Enterprises           1999-Present
                                                Vice President and Treasurer of CMS Energy     1998-1999
                                                Vice President and Treasurer of Enterprises    1998-1999
                                                Vice President and Treasurer of Consumers      1993-1999
Frank Johnson........................    53     President and Chief Executive Officer of
                                                CMS Electric and Gas                           2000-present
                                                Vice President and Chief Operating Officer
                                                  of CMS Electric and Gas                      2000
                                                Vice President of CMS Electric and Gas         1996-2000
Bradley W. Fischer...................    54     President and Chief Executive Officer of
                                                CMS Oil and Gas                                1998-Present
                                                Vice President of CMS Oil and Gas              1997-1998
*Christopher A. Helms................    46     President and Chief Executive Officer of
                                                  Panhandle Eastern Pipe Line                  2000-Present
                                                President and Chief Operating Officer of
                                                  Panhandle Eastern Pipe Line                  1999-2000
**Tamela W. Pallas...................    43     President and Chief Operating Officer of
                                                CMS MST                                        1999-Present
***David Presley.....................    47     Vice President of CMS Gas Transmission         1999-Present
                                                President of CMS Field Services, Inc.          1998-Present

-------------------------
* Mr. Helms has served as President and Chief Operating Officer of Panhandle Eastern Pipe Line since March 1999. From 1993 through March 1999, Mr. Helms served as Director of Corporate Development and Vice President of Corporate Affairs of Duke Energy Corporation.

** Ms. Pallas has served as President and Chief Operating Officer of CMS MST since November 1999. From 1997 until November 1999, Ms. Pallas served as Senior Vice President of Reliant Energy. From 1992 until 1997, Ms. Pallas was employed by Basis Energy as a Senior Vice President.

*** Mr. Presley was the founder and President of Heritage Gas Services from 1995 through October 1998.

     The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of CMS Energy (scheduled to be held on May 25, 2001).

     There are no family relationships among executive officers and directors of CMS Energy.

CONSUMERS

                NAME                     AGE                    POSITION                        PERIOD
                ----                     ---                    --------                        ------
William T. McCormick, Jr.............    56     See the information under CMS Energy's
                                                  Executive Officers section above.
Alan M. Wright.......................    55     See the information under CMS Energy's
                                                  Executive Officers section above.
William J. Haener....................    59     See the information under CMS Energy's
                                                  Executive Officers section above.
David W. Joos........................    47     See the information under CMS Energy's
                                                  Executive Officers section above.
John W. Clark........................    56     See the information under CMS Energy's
                                                  Executive Officers section above.
Dennis DaPra.........................    58     Senior Vice President and Controller of
                                                  Consumers                                 2001-Present
                                                Vice President and Controller of
                                                  Consumers                                 1991-2001
Kenneth C. Emery.....................    53     Senior Vice President of Consumers          2000-Present
                                                Vice President of Consumers                 1996-2000
Carl L. English......................    54     See the information under CMS Energy's
                                                  Executive Officers section above.
Robert A. Fenech.....................    53     Senior Vice President of Consumers          1997-Present
                                                Vice President of Consumers                 1994-1997
David A. Mikelonis...................    52     Senior Vice President and General
                                                Counsel of Consumers                        1988-Present
Paul N. Preketes.....................    51     Senior Vice President of Consumers          2000-Present
                                                Vice President of Consumers                 1994-2000
John G. Russell......................    43     Senior Vice President of Consumers          2000-Present
                                                Vice President of Consumers                 1999-2000

     The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of Consumers (scheduled to be held on May 25, 2001).

     There are no family relationships among executive officers and directors of Consumers.

                              ITEM 2. PROPERTIES.

     A description of CMS Energy, Consumers and Panhandle properties is contained in ITEM 1. BUSINESS -- Consumers -- Consumers Properties -- General; BUSINESS -- BUSINESS SEGMENTS -- Consumers Electric Utility -- Electric Utility Properties; Consumers Gas Utility -- Gas Utility Properties; Natural Gas Transmission -- Natural Gas Transmission Properties; Independent Power Production -- Independent Power Production Properties; Oil and Gas Exploration and Production -- Oil and Gas Exploration and Production Properties; International Energy Distribution -- International Energy Distribution Properties, all of which are incorporated by reference herein.

                           ITEM 3. LEGAL PROCEEDINGS

     CMS Energy, Consumers, Panhandle and some of their subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the ITEM 1. BUSINESS -- CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION, as well as to each of CMS Energy's, Consumers' and Panhandle's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and CMS Energy's, Consumers' and Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

CMS ENERGY

     OXFORD TIRE RECYCLING LITIGATION: For a discussion of Oxford Tire Recycling litigation see CMS Energy's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- NOTE 5 -- UNCERTAINTIES.

     PATRIOT OIL COMPANY LITIGATION: In December 2000, Patriot Oil Company and Frank J. Holdampf filed a claim in the District Court of Midland County, Texas, 385th Judicial District against CMS Oil and Gas and others. CMS Oil and Gas had acquired an oil and gas lease from Mr. Kessler and others, and the subsequent holders of the land rights sought to quiet title to the land. The Complaint filed by Patriot Oil and Mr. Holdampf against CMS Oil and Gas and others asserts, among other claims, breach of contract, interference with contractual relationship and various fraud claims and seeks damages in excess of $3 billion dollars. In January 2001, the Court dismissed CMS Oil and Gas from this case. This matter is now closed.

CONSUMERS

     ANTITRUST LITIGATION: In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against Consumers and CMS Energy in the United States District Court for the Eastern District of Michigan. The suit alleged antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claimed damages of $100 million (which could be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complained were regulated by and subject to the jurisdiction of the MPSC. In September 1998, the United States District Court for the Eastern District of Michigan granted CMS Energy's motion to dismiss the complaint for failure to state a claim against which relief may be granted. In March 1999, the Court issued an opinion and order granting Consumers' motion for summary judgment, resulting in dismissal of the case. The 6th Circuit Court of Appeals upheld the dismissal and in December 2000 denied an independent power producer's petition for rehearing. The independent power producers are attempting to have this matter reviewed by the United States Supreme Court.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CMS ENERGY

     In fourth quarter of 2000, CMS Energy did not submit any matters to vote of security holders.

CONSUMERS

     In fourth quarter of 2000, Consumers did not submit any matters to vote of security holders.

                                    PART II

 ITEM 5. MARKET FOR CMS ENERGY'S, CONSUMERS' AND PANHANDLE'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS.

CMS ENERGY

     Market prices for CMS Energy's Common Stock and related security holder matters are contained in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RECAPITALIZATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION, which is incorporated by reference herein. At February 28, 2001, the number of registered shareholders totaled 66,783.

CONSUMERS

     Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In January, May, August, November and December 2000, Consumers paid $79 million, $30 million, $17 million, $61 million and $58 million in cash dividends, respectively, on its common stock. In December 2000, Consumers also made a $2 million distribution of stock held as an investment. In January, May, August and November 1999, Consumers paid $97 million, $76 million, $34 million and $55 million in cash dividends, respectively, on its common stock.

PANHANDLE

     Panhandle's common stock is privately held by its parent, CMS Gas Transmission, and does not trade in the public market. In March, June, September and December 2000, Panhandle paid $30 million, $9 million, $15 million and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission. In June, September and December 1999, Panhandle paid $13 million, $16 million and $12 million in cash dividends, respectively, on its common stock. In the first quarter of 1999, Panhandle recorded dividends on common stock of $81 million to a subsidiary of Duke Energy.

                        ITEM 6. SELECTED FINANCIAL DATA.

CMS ENERGY

     Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.

CONSUMERS

     Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CONSUMERS' SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CMS ENERGY

     Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

     Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

PANHANDLE

     Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

                     ITEM 7A. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

     Quantitative and Qualitative Disclosures About Market Risk is contained in
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RESULTS OF OPERATIONS -- MARKET RISK INFORMATION, which is incorporated by reference herein.

CONSUMERS

     Quantitative and Qualitative Disclosures About Market Risk is contained in
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS -- MARKET RISK INFORMATION, which is incorporated by reference herein.

PANHANDLE

     Quantitative and Qualitative Disclosures About Market Risk is contained in
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS -- MARKET RISK INFORMATION, which is incorporated by reference herein.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

                                                                 PAGE
                                                                 ----
CMS ENERGY
Selected Financial Information..............................    CMS-2
Management's Discussion and Analysis........................    CMS-4
Consolidated Statements of Income...........................    CMS-20
Consolidated Statements of Cash Flows.......................    CMS-22
Consolidated Balance Sheets.................................    CMS-24
Consolidated Statements of Preferred Stock..................    CMS-26
Consolidated Statements of Common Stockholders' Equity......    CMS-27
Notes to Consolidated Financial Statements..................    CMS-28
Report of Independent Public Accountants....................    CMS-70
Quarterly Financial and Common Stock Information............    CMS-71
CONSUMERS ENERGY
Selected Financial Information..............................     CE-2
Management's Discussion and Analysis........................     CE-3
Consolidated Statements of Income...........................    CE-13
Consolidated Statements of Cash Flows.......................    CE-14
Consolidated Balance Sheets.................................    CE-16
Consolidated Statements of Long-Term Debt...................    CE-18
Consolidated Statements of Preferred Stock..................    CE-19
Consolidated Statements of Common Stockholder's Equity......    CE-20
Notes to Consolidated Financial Statements..................    CE-21
Report of Independent Public Accountants....................    CE-47
Quarterly Financial Information.............................    CE-48
PANHANDLE EASTERN PIPE LINE
Management's Discussion and Analysis........................     PE-2
Consolidated Statements of Income...........................     PE-7
Consolidated Statements of Cash Flows.......................     PE-8
Consolidated Balance Sheets.................................     PE-9
Consolidated Statements of Common Stockholder's Equity......    PE-10
Notes to Consolidated Financial Statements..................    PE-11
Report of Independent Public Accountants - Arthur Andersen
  LLP.......................................................    PE-24
Report of Independent Public Accountants - Deloitte & Touche
  LLP.......................................................    PE-25

                      (This page intentionally left blank)

                               [CMS ENERGY LOGO]

                           2000 FINANCIAL STATEMENTS

                                      CMS-1

                             CMS ENERGY CORPORATION
                         SELECTED FINANCIAL INFORMATION

                                                        2000            1999              1998           1997          1996
                                                        ----            ----              ----           ----          ----
Operating revenue (in millions).............    ($)      8,998           6,103             5,141         4,781         4,324
Consolidated net income (in millions).......    ($)         36             277               285           244           224
Average common shares outstanding (in
  thousands)
  CMS Energy................................           113,128         110,140           102,446        96,144        92,462
  Class G...................................                --              --             8,333         8,015         7,727
Earnings per average common share
  CMS Energy -- Basic.......................    ($)       0.32            2.18(a)           2.65          2.39          2.27
               -- Diluted...................    ($)       0.32            2.17(a)           2.62          2.37          2.26
  Class G     -- Basic and Diluted..........    ($)         --            4.21(a)           1.56          1.84          1.82
Cash from operations (in millions)..........    ($)        453             917               516           624           647
Capital expenditures, excluding
  acquisitions, capital lease additions and
  DSM (in millions).........................    ($)      1,032           1,124             1,295           678           643
Total assets (in millions)..................    ($)     15,851          15,462            11,310         9,508         8,363
Long-term debt, excluding current maturities
  (in millions).............................    ($)      6,770           6,428(b)          4,726         3,272         2,842
Non-current portion of capital leases (in
  millions).................................    ($)         54              88               105            75           103
Total preferred stock (in millions).........    ($)         44              44               238           238           356
Total Trust Preferred Securities (in
  millions).................................    ($)      1,089           1,119               393           393           100
Cash dividends declared per common share
  CMS Energy................................    ($)       1.46            1.39              1.26          1.14          1.02
  Class G...................................    ($)         --            0.99              1.27          1.21          1.15
Market price of common stock at year-end
  CMS Energy................................    ($)         31 11/16        31 3/16           48 7/16       44 1/16       33 5/8
  Class G...................................    ($)         --              24 9/16(c)        25 1/4        27 1/8        18 3/8
Book value per common share at year-end
  CMS Energy................................    ($)      19.48           21.17             19.61         16.84         15.24
  Class G...................................    ($)         --              --             11.46         10.91         11.38
Return on average common equity.............    (%)        1.5            11.8              14.2          14.7          15.7
Return on assets............................    (%)        3.5             5.3(b)            5.5           5.6           5.4
Number of employees at year-end (full-time
  equivalents)..............................            11,652          11,462             9,710         9,682         9,712
ELECTRIC UTILITY STATISTICS
  Sales (billions of kWh)...................              41.0            41.0              40.0          37.9          37.1
  Customers (in thousands)..................             1,691           1,665             1,640         1,617         1,594
  Average sales rate per kWh................  (cents)     6.56            6.54              6.50          6.57          6.55
GAS UTILITY STATISTICS
  Sales and transportation deliveries
     (bcf)..................................               410             389               360           420           448
  Customers (in thousands)(d)...............             1,611           1,584             1,558         1,533         1,504
  Average sales rate per mcf................    ($)       4.39            4.52              4.56          4.44          4.45
INTERNATIONAL DIVERSIFIED ENERGY STATISTICS
  CMS Energy's share of unconsolidated
     revenue (in millions):
     Independent power production...........    ($)        837             802               761           621           493
     Natural gas transmission...............    ($)        171             130                67            51            42
     Marketing, services and trading........    ($)      1,157             524               291           202            --
  Independent power production sales
     (millions of kWh)......................            21,379          20,478(b)         19,017        13,126         7,823

                                      CMS-2

                                                        2000            1999              1998           1997          1996
                                                        ----            ----              ----           ----          ----
  Gas pipeline throughput (bcf).............             1,742           1,141(b)            253           226           177
  Gas managed and marketed for end users
     (bcf)..................................               614             470               366           243           108
  Electric power marketed (millions of
     kWh)...................................            37,781           3,709             6,973           900            --
EXPLORATION AND PRODUCTION STATISTICS
  Sales (net equiv. MMbbls).................              10.2            12.1              12.1          11.4          10.1
  Proved reserves (net equiv. MMbbls).......             234.6           248.2             182.6         152.0         133.5
  Proved reserves added (net equiv.
     MMbbls)................................              48.8            77.7              42.7          29.9          19.1
  Finding cost per net equiv. barrel........    ($)       2.63            1.94              3.35          2.38          2.94

-------------------------
(a) 1999 earnings per average common share includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $(.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.

(b)  Certain prior year amounts were restated for comparative purposes.

(c)  Reflects closing price at the October 25, 1999 exchange date.

(d)  Excludes off-system transportation customers.

                                      CMS-3

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, which were acquired in March 1999, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution.

     This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's outlook. This Annual Report also describes material contingencies in CMS Energy's Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

RESULTS OF OPERATIONS

     In the first quarter of 2000, CMS Energy announced its intention to sell its 50 percent ownership interest in Loy Yang, retained the services of investment bankers to assist in the sales process, and solicited bids from potential buyers for CMS Energy's interest in Loy Yang. As a result of being unable to attract a reasonable offer for Loy Yang by the end of November 2000, and after re-evaluating the expected future cash flows from this investment, including the continuing unfavorable electric market prices in Victoria, Australia, management determined in the fourth quarter of 2000 that the carrying amount of the equity investment in Loy Yang was not recoverable. Consequently, management determined that a loss in value of CMS Energy's investment occurred, and an impairment loss was realized on the carrying amount of the Loy Yang investment of $329 million ($268 million after-tax, or $2.37 per share). This loss does not include cumulative net foreign currency losses of $164 million due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52, Foreign Currency Translation, will not be realized until there has been a sale or full liquidation of CMS Energy's investment. CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

     Also in 2000, CMS Energy adopted the provisions of the SEC's SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. As a result, the SEC staff viewed the oil and gas exploration and production industry's long-standing practice of recording inventories at their net realizable amount at the time of production as inappropriate. Consequently, in conforming to the interpretations of SAB No. 101, CMS Energy implemented a change in the recording of these oil and gas exploration and production inventories as of January 1, 2000. The cumulative effect of this one-time non-cash accounting change decreased 2000 income by $7 million or by $5 million, net of tax, or $.04 per basic and diluted share of CMS Energy Common Stock.

                                      CMS-4

     In 1999, CMS Energy recorded losses of $84 million ($49 million after-tax, or $.45 and $.43 per basic and diluted share, respectively) relating to its investments in Nitrotec, a proprietary gas processing company that has patents for its helium removal and nitrogen rejection processes for purifying natural gas. After reviewing the business alternatives and strategic outlook for its investments in Nitrotec, CMS Energy determined that the probability of recovering any portion of its investments was unlikely. Accordingly, in 1999, CMS Energy recorded losses equal to the carrying amount of its investments.

     In October 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million outstanding shares of Class G Common Stock. Each Class G Common Stock shareholder received a 15 percent premium for each Class G share held. The adjusted value of all Class G Common Stock was then exchanged for an equivalent value of CMS Energy Common Stock. The exchange reduced CMS Energy's basic and diluted earnings per share by $.26 and $.25, respectively, and increased Class G's basic and diluted earnings per share by $3.31. The per share allocation did not affect CMS Energy's net income for 1999 or for future periods.

     The following table depicts CMS Energy's Results of Operations before and after the effects of the above-mentioned events of 2000 and 1999.

CMS ENERGY CONSOLIDATED EARNINGS

                  YEARS ENDED DECEMBER 31                        2000     1999     1998
                  -----------------------                        ----     ----     ----
                                                                IN MILLIONS, EXCEPT PER
                                                                     SHARE AMOUNTS
CONSOLIDATED NET INCOME.....................................    $   36    $ 277    $ 285
Net Income Attributable to CMS Energy Common Stock..........        36      269      272
Net Income Attributable to Class G Common Stock.............        --        8       13
CONSOLIDATED NET INCOME OF CMS ENERGY
Net Income Before Reconciling Items.........................    $  309    $ 318    $ 229
  Cumulative Effect of Change in Accounting for Inventories,
     Net of $2 Tax..........................................        (5)      --       --
  Effects of Losses on Investment in Loy Yang, Net of $61
     Tax....................................................      (268)      --       --
  Effects of Losses on Investments in Nitrotec, Net of $35
     Tax....................................................        --      (49)      --
  Cumulative Effect of Change in Accounting for Property
     Taxes, Net of $23 Tax..................................        --       --       43
                                                                ------    -----    -----
       Net Income Attributable to CMS Energy Common Stock...    $   36    $ 269    $ 272
                                                                ======    =====    =====
BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Net Income Before Reconciling Items.........................    $ 2.73    $2.89    $2.25
  Cumulative Effect of Change in Accounting for
     Inventories............................................      (.04)      --       --
  Effects of Losses on Investment in Loy Yang...............     (2.37)      --       --
  Effects of Losses on Investments in Nitrotec..............        --     (.45)      --
  Effects of Class G Common Stock Exchange..................        --     (.26)      --
  Cumulative Effect of Change in Accounting for Property
     Taxes..................................................        --       --      .40
                                                                ------    -----    -----
     Net Income Available After Reconciling Items...........    $  .32    $2.18    $2.65
                                                                ======    =====    =====
DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Net Income Before Reconciling Items.........................    $ 2.73    $2.85    $2.22
  Cumulative Effect of Change in Accounting for
     Inventories............................................      (.04)      --       --
  Effects of Losses on Investment in Loy Yang...............     (2.37)      --       --
  Effects of Losses on Investments in Nitrotec..............        --     (.43)      --
  Effects of Class G Common Stock Exchange..................        --     (.25)      --
  Cumulative Effect of Change in Accounting for Property
     Taxes..................................................        --       --      .40
                                                                ------    -----    -----
     Net Income Available After Reconciling Items...........    $  .32    $2.17    $2.62
                                                                ======    =====    =====

     For the year 2000, the decrease in consolidated net income as compared to 1999, before the effects of losses on investments in Loy Yang and Nitrotec and after the cumulative effect of the change in accounting for

                                      CMS-5
inventories, resulted from decreased earnings from the electric and gas utilities and higher interest expense principally related to the Panhandle acquisition. Increased earnings from CMS Energy's other diversified energy businesses partially offset these earnings decreases, including the natural gas transmission business, primarily as a result of the Panhandle acquisition; the independent power production business; the oil and gas exploration and production business; the international energy distribution business; and the marketing, services and trading business. Gains on the sale of non-strategic assets also partially offset the earnings decreases. Approximately $.20 per diluted share of after-tax gains exceeds the amount CMS Energy expects to sustain in future years as part of its continuing asset portfolio management program.

     For the year 1999, the increase in consolidated net income as compared to 1998, before the effects of losses on investments in Nitrotec, resulted from increased earnings from the electric and gas utilities; the natural gas transmission business, primarily as a result of the Panhandle acquisition; the independent power production business; the oil and gas exploration and production business; and lower losses from the international energy distribution business. Partially offsetting these increases was higher interest expense principally related to the Panhandle acquisition.

     For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY PRETAX OPERATING INCOME:

     For the year 2000, electric utility pretax operating income decreased $13 million from 1999. The earnings decrease reflects increased cost of power, increased costs for the purchase of electricity options and the impact of the five percent residential customer rate reduction resulting from the Customer Choice Act. The increased cost of power also includes additional purchased power costs due to outages at Consumers' generating facilities. These earnings reductions were partially offset by increased electric delivery revenue from commercial and wholesale customers, increased non-commodity revenue, and decreased operating expenses. Operating expense reductions resulted primarily from increased nuclear insurance refunds, reduced storm related costs in 2000 and a $11 million reduction in employee paid absence cost.

     For the year 1999, electric utility pretax operating income increased $19 million from 1998. Changes in regulation, effective in 1998, allowed Consumers the opportunity to benefit from reduced power supply costs. In the past, such cost reductions had no impact on net income because Consumers passed on power cost savings to its electric customers. This earnings increase was partially offset by higher depreciation costs for new property and equipment and lower non-commodity revenues. The following table quantifies these impacts on pretax operating income:

               CHANGE COMPARED TO PRIOR YEAR                    2000 VS 1999    1999 VS 1998
               -----------------------------                    ------------    ------------
                                                                        IN MILLIONS
Electric deliveries.........................................        $ 12            $37
Rate decrease...............................................         (22)            --
Power supply costs and related revenue......................         (13)            27
Net energy option costs.....................................         (37)           (19)
Non-commodity revenue.......................................          14            (13)
Operations and maintenance..................................          28             (3)
General taxes and depreciation..............................           5            (10)
                                                                    ----            ---
Total change................................................        $(13)           $19
                                                                    ====            ===

     ELECTRIC DELIVERIES: For the year 2000, electric deliveries were 41 billion kWh, similar to 1999; however, in 2000 deliveries to residential, commercial and wholesale customers were higher compared with 1999, while deliveries to industrial customers were lower. For the year 1999, total electric deliveries were 41 billion kWh, an increase of 1 billion kWh or 2.5 percent compared with 1998. In 1999 total electric deliveries increased in all customer classes.

                                      CMS-6

POWER SUPPLY COSTS:

           YEARS ENDED DECEMBER 31                2000      1999     CHANGE     1999      1998     CHANGE
           -----------------------                ----      ----     ------     ----      ----     ------
                                                                       IN MILLIONS
                                                 $1,260    $1,193     $67      $1,193    $1,175     $18

     For the year 2000, the increase in power supply costs was due to unscheduled plant outages. These outages required increased purchases of higher cost power to meet demand. For the year 1999, power supply cost increases reflect higher internal generation to meet the increased demand for electricity and increased power options costs as compared to 1998.

     For the years 2000 and 1999 respectively, Consumers purchased $51 million and $19 million of energy options for physical delivery of electricity to ensure a reliable source of power during the summer months. As a result of periodic excess daily capacity, some options were sold for $1 million and $6 million in the years 2000 and 1999, respectively. All of the remaining options were exercised or expired. Consumers reflected the costs relating to the expired options and the income received from the sale of options, as purchased power costs.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY PRETAX OPERATING INCOME:

     For the year 2000, gas utility pretax operating income decreased by $34 million from 1999. The earnings decrease primarily reflects increased gas costs and the recording of a regulatory liability related to the increased gas costs, which were significantly above the gas commodity rate being collected from Consumers gas customers. This commodity rate, which is frozen through March 31, 2001, relates to a three-year experimental gas choice pilot program, which provided Consumers the opportunity to benefit or lose from changes in gas commodity costs. See Note 5, Uncertainties, for more detailed information on this matter. Partially offsetting these decreases in earnings were increased gas distribution service revenue from increased gas deliveries due to colder heating season temperatures during the fourth quarter of 2000, increased gas wholesale and retail services revenue and lower operating costs and a benefit of $5 million related to reductions in employee paid absence cost. For the year 1999, gas pretax operating income increased by $6 million from 1998. The earnings increase is primarily the result of increased gas distribution service revenue from increased gas deliveries due to colder temperatures during the first and fourth quarters of 1999 and increased revenues from gas wholesale and retail services activity. Partially offsetting this earnings increase were a regulatory disallowance, higher operation and maintenance costs, and increased depreciation and general taxes due to new property and equipment. The following table quantifies these impacts on Pretax Operating Income.

               CHANGE COMPARED TO PRIOR YEAR                    2000 VS 1999    1999 VS 1998
               -----------------------------                    ------------    ------------
                                                                        IN MILLIONS
Gas deliveries..............................................        $ 17            $ 32
Gas commodity and related revenue...........................         (64)             (5)
Gas wholesale and retail services...........................           4               5
Operation and maintenance...................................          11             (14)
General taxes and depreciation..............................          (2)            (12)
                                                                    ----            ----
Total change................................................        $(34)           $  6
                                                                    ====            ====

     GAS DELIVERIES: For the year 2000, gas system deliveries, including miscellaneous transportation, totaled 410 bcf, an increase of 21 bcf or 5 percent compared with 1999. The increased deliveries reflect colder heating season temperatures in the fourth quarter of 2000. For the year 1999, system deliveries, including miscellaneous transportation, totaled 389 bcf, an increase of 29 bcf or 8 percent compared with 1998. The increased deliveries reflect colder temperatures during the first quarter of 1999.

                                      CMS-7

COST OF GAS SOLD:

      YEARS ENDED DECEMBER 31              2000       1999       CHANGE       1999       1998       CHANGE
      -----------------------              ----       ----       ------       ----       ----       ------
                                                                     IN MILLIONS
                                           $719       $637        $82         $637       $564        $73

     For the year 2000, the cost of gas sold increase was the result of increased gas costs and increased sales from colder heating season temperatures during 2000. For the year 1999, the cost of gas sold increase was the result of increased sales from colder temperatures during 1999 and higher gas costs.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2000, pretax operating income, excluding the 1999 effects of the Nitrotec write-down, increased $79 million (53 percent) from the comparable period in 1999. The increase primarily reflects full year earnings from Panhandle and Sea Robin in 2000, which CMS Energy acquired in March 1999 and March 2000, respectively, increased earnings from a more than 100 percent increase in LNG shipments compared to 1999, and increased earnings from domestic gas gathering and processing operations. For the year 1999, pretax operating income, excluding $84 million of losses on investments in Nitrotec, increased $128 million (640 percent) from the comparable period in 1998. The increase reflects earnings from Panhandle, which CMS Energy acquired in March 1999, and increased earnings from other operations.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2000, pretax operating income, excluding the effects of the Loy Yang write-down, increased $29 million (18 percent) from the comparable period in 1999. This increase primarily reflects a full year of earnings benefits from a new African facility and an Asian facility that commenced operations in the third quarter of 1999, increased earnings from the expansion of the Jorf Lasfar facility in 2000, and the restructuring of a power supply contract. These increases were partially offset by decreased earnings from domestic plants primarily due to the sale of the Lakewood plant in May 2000, a scheduled reduction in operating fees, and the write-off of unsuccessful development costs. For the year 1999, pretax operating income increased $54 million (51 percent) from the comparable period in 1998. This increase primarily reflects increased operating income from international and domestic plant earnings and fees and an increase in income earned from management service fees.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2000, pretax operating income increased $14 million (82 percent) from the comparable period in 1999. The increase reflects higher realized commodity prices, increased production from Venezuelan properties, increased production from new core areas, including West Texas and Powder River properties, and lower operating expenses, including decreased exploration, depreciation, depletion and amortization expenses. These increases were partially offset by increased general and administrative expenses and reduced earnings from northern Michigan and Ecuador properties, which were sold in March 2000 and June 2000, respectively. For the year 1999, pretax operating income increased $11 million (183 percent) from the comparable period in 1998 as a result of higher realized commodity prices and lower exploration expenses. Partially offsetting this increase were higher operating expenses.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2000, pretax operating income increased $10 million from the comparable period in 1999. The increase reflects increased earnings from wholesale gas trading, increased LNG sales, and earnings from an energy management services business acquired in late 1999. The volumes of marketed natural gas and power traded increased 31 percent and 919 percent, respectively. Partially offsetting these increases were lower power trading margins, primarily due to cooler than normal summer weather in Michigan, and increased operating expenses as the business continues to expand its trading and marketing activities and increase its customer base. For the year 1999, pretax operating income was unchanged from the

                                      CMS-8
comparable period in 1998. Increased earnings from retail gas sales, wholesale gas price volatility and a 1999 acquisition of an energy management services business were offset by costs related to market development activities.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2000, pretax operating income increased $31 million from the comparable period in 1999. The increase primarily reflects earnings from new investments in a Brazilian electric distribution utility, increased earnings from Argentine and Venezuelan electric distribution utilities, and lower operating expenses. For the year 1999, pretax operating income increased $7 million from the comparable period in 1998. The increase primarily reflects earnings from investments in a Brazilian electric distribution utility, partially offset by operating losses from a new investment in a Venezuelan electric distribution utility.

MARKET RISK INFORMATION

     CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity security prices. CMS Energy's derivative activities are subject to the direction of the Executive Oversight Committee, consisting of certain members of CMS Energy's senior management, and its Risk Committee, consisting of CMS Energy business unit managers. The goal of the risk management policy is to measure and limit CMS Energy's overall energy commodity risk by implementing an enterprise-wide policy across all CMS Energy business units. This allows CMS Energy to maximize the use of hedges between its business units before utilizing derivatives with external parties. The role of the Risk Committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged risk.

     CMS Energy has performed sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon hypothetical 10 percent increases and decreases in market exposures. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks; therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

     COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal and natural gas liquids. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price.) The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent twelve months would increase or decrease, respectively, by approximately $17 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of December 31, 2000. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

     INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including that associated with trust preferred securities, and from interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. In August 2000, CMS Energy entered into floating-to-fixed interest rate swap agreements

                                      CMS-9
for a total notional amount of $1.0 billion to exchange variable rate interest payment obligations to fixed rate obligations to minimize potential adverse interest rate changes. At December 31, 2000, the carrying amounts of long-term debt and trust preferred securities were $6.8 billion and $1.1 billion, respectively, with corresponding fair values of $6.6 billion and $1.1 billion, respectively. The fair value of CMS Energy's interest rate swaps at December 31, 2000, with a notional amount of $1.1 billion, was $9 million, representing the amount CMS Energy would pay upon settlement. Based on a sensitivity analysis at December 31, 2000, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent twelve months would decrease or increase, respectively, by approximately $4 million. In addition, based on a 10 percent adverse shift in market rates, CMS Energy would have an exposure of approximately $361 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance its fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of December 31, 2000.

     CURRENCY EXCHANGE RISK: CMS Energy is exposed to foreign currency risk that arises from net investments in foreign operations. CMS Energy uses forward exchange and option contracts to hedge certain net investments in foreign operations. At December 31, 2000, CMS Energy's primary foreign currency exchange rate exposures were the Brazilian real, the Argentine peso and the Australian dollar. Based on a sensitivity analysis at December 31, 2000, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of December 31, 2000, but would result in a net cash settlement of approximately $11 million. The estimated fair value of the foreign exchange and option contracts at December 31, 2000 was $10 million, representing the amount CMS Energy would pay upon settlement.

     EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 2000.

     For a discussion of accounting policies related to derivative transactions, see Note 10.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. In 2000, Consumers paid $245 million in common dividends and Enterprises paid $534 million in common dividends and other distributions to CMS Energy. In February 2001, Consumers paid a $66 million dividend to CMS Energy. CMS Energy's consolidated cash requirements are primarily met by its operating and financing activities.

     OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For 2000 and 1999, consolidated cash from operations totaled $453 million and $917 million, respectively. The $464 million decrease resulted primarily from a decrease in cash earnings excluding gains from asset sales, gas purchase prices that were significantly higher than the frozen gas customer rate, the electric rate reduction required by the Customer Choice Act enacted in June 2000 and the timing of cash receipts and payments related to working capital items. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

     INVESTING ACTIVITIES: For 2000 and 1999, CMS Energy's consolidated net cash used in investing activities totaled $867 million and $3.564 billion, respectively. The decrease of $2.7 billion primarily reflects the acquisition of Panhandle in March 1999 (for approximately $1.9 billion and existing debt of $300 million) and a $560 million increase in proceeds from the sales of assets. CMS Energy's expenditures (excluding acquisitions)

                                      CMS-10
during 2000 for its utility and diversified energy businesses were $550 million and $873 million, respectively, compared to $505 million and $962 million, respectively, during the comparable period in 1999.

     FINANCING ACTIVITIES: For 2000 and 1999, CMS Energy's net cash provided by financing activities totaled $464 million and $2.678 billion, respectively. Net cash provided in 1999 primarily related to funding the Panhandle acquisition in March 1999 (for approximately $1.9 billion and existing debt of $300 million). The decrease of $2.214 billion in net cash provided by financing activities resulted from a decrease of $2.278 billion in the issuance of new securities (see table below), an increase in the retirement of bonds, other long-term debt and trust preferred securities ($442 million), and an increase in the repurchase of common stock ($129 million), partially offset by an increase in the issuance of common stock ($242 million), a decrease in the retirement of preferred stock ($194 million) and a decrease in the retirement of notes payable ($230 million).

                       MONTH ISSUED                DISTRIBUTION/        PRINCIPAL
                        (IN 2000)      MATURITY    INTEREST RATE         AMOUNT               USE OF PROCEEDS
                       ------------    --------    -------------        ---------             ---------------
                                                                       IN MILLIONS
CMS ENERGY
GTNs Series E........      (1)             (1)            9.02%(1)       $  120       General corporate purposes
GTNs Series F........      (1)             (1)            8.80%              11       General corporate purposes
Senior Notes.........    October         2007            9.875%             500       Repay debt and general corporate
                                                                                        purposes
Trust Preferred
  Securities(2)......     August         2004             7.25%             220       To redeem the trust preferred
                                                                                        securities of CMS RHINOS Trust
Common Stock.........    October          n/a       11.0 shares             305       General corporate purposes
                                                                         ------
                                                                          1,156
CONSUMERS
Senior Notes.........    November        2001                (3)            125       Repay debt and general corporate
                                                                                        purposes
Senior Notes.........    November        2002                (4)            100       Repay debt and general corporate
                                                                                        purposes
                                                                         ------
                                                                            225
PANHANDLE
Senior Notes.........     March          2010             8.25%             100       To fund acquisition of Sea Robin
                                                                                        and general corporate purposes
                                                                         ------
                                                                            100
                                                                         ------
Total................                                                    $1,481
                                                                         ======

-------------------------
(1) CMS Energy GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) Refer to Note 8 for further information regarding these securities.

(3) The 2001 notes bear interest at a floating rate reset each quarter based upon LIBOR plus .60%.

(4) The 2002 notes bear interest at a floating rate reset each quarter based upon LIBOR plus .98%.

     In 2000, CMS Energy declared and paid $167 million in cash dividends to holders of CMS Energy Common Stock. In February 2001, CMS Energy paid $44 million in cash dividends to holders of CMS Energy Common Stock.

     OTHER INVESTING AND FINANCING MATTERS: At December 31, 2000, the book value per share of CMS Energy Common Stock was $19.48.

                                      CMS-11

     In February 2001, CMS Energy sold 10 million shares of CMS Energy Common Stock. CMS Energy used the net proceeds of approximately $296 million to repay borrowings under the Senior Credit Facility. At February 28, 2001, CMS Energy had an aggregate $1.95 billion in securities registered for future issuance.

     CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. CMS Energy also has unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2000, the total amount available under the Senior Credit Facility and the unsecured lines of credit were $555 million and $34 million, respectively. For detailed information, see Note 7, incorporated by reference herein.

     Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 6, incorporated by reference herein.

     CMS Energy has identified for possible sale assets that are expected to contribute little or no earnings benefit in the short to medium term. From December 1, 1999 through December 31, 2000, CMS Energy sold $719 million of these assets, as more fully discussed in Note 4. These asset sales resulted in total cash proceeds and associated reduction of consolidated project debt of approximately $1.2 billion. CMS Energy plans to continue to sell additional assets resulting in cash proceeds and associated reduction of consolidated project debt, as more fully discussed in the Outlook -- Financial Improvement Plan section below.

CAPITAL EXPENDITURES

     During 2001 through 2003, CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $3.9 billion. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. During 2001, CMS Energy will continue to evaluate capital markets as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                  YEARS ENDED DECEMBER 31                        2001      2002      2003
                  -----------------------                        ----      ----      ----
                                                                       IN MILLIONS
Consumers electric operations(a)(b).........................    $  555    $  555    $  355
Consumers gas operations(a).................................       145       145       135
Natural gas transmission....................................       220       215       280
Independent power production................................        65       150       240
Oil and gas exploration and production......................       195       235       245
Marketing, services and trading.............................         5         5         5
International energy distribution...........................        60         5         5
Other.......................................................        30        25         5
                                                                ------    ------    ------
                                                                $1,275    $1,335    $1,270
                                                                ======    ======    ======

-------------------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 5, Uncertainties.

     CMS Energy currently plans investments from 2001 to 2003 in focused markets, which include: North and South America; the Middle East; West Africa; and India. Investments will be made in market segments which align with CMS Energy's varied business units' skills with a focus on optimization and integration of existing assets, as further discussed in the Outlook section below.

                                      CMS-12

OUTLOOK

     As the deregulation and privatization of the energy industry takes place in global energy markets, CMS Energy has positioned itself to be a leading regional diversified energy company developing energy facilities and marketing energy-related services in the United States and selected world growth markets. The key elements of the strategy to achieve this objective are as follows:

     - Effectively implement the Michigan electric utility restructuring legislation and gas utility customer choice program;

     - Use the natural gas pipeline business for growth opportunities across other CMS Energy businesses;

     - Strengthen customer relationships through the development of energy-related products and services for electric and gas utility customers and through the international energy distribution business and marketing, services and trading business;

     - Expand CMS Energy's presence in select high-growth international markets through the diversified energy businesses;

     - Grow the marketing, services and trading activities to optimize and leverage gas and electric assets in the United States; and

     - Continued management of the asset portfolio.

FINANCIAL IMPROVEMENT PLAN

     In October 2000, CMS Energy announced a plan to strengthen its balance sheet using proceeds from equity offerings and asset sales to reduce debt. As a part of that plan, CMS Energy sold $305 million and $296 million of CMS Energy Common Stock in October 2000 and February 2001, respectively, and used the proceeds to reduce debt. These sales of CMS Energy Common Stock have allowed CMS Energy to defer indefinitely the previously announced initial public offering of up to 49 percent of its ownership interest in CMS Oil and Gas.

     Under its asset sale program, CMS Energy identified for possible sale certain assets expected to contribute little or no earnings benefit in the short to medium terms. As of December 31, 2000, CMS Energy sold assets resulting in approximately $1.2 billion of cash proceeds and associated reduction of consolidated project debt. In 2001, CMS Energy intends to sell assets, potentially including the electric transmission facilities of Consumers, that it anticipates will result in cash proceeds and associated reduction of consolidated project debt in the total amount of approximately $450 million. There are no assurances that CMS Energy can achieve this level of asset sales and associated debt reduction in 2001 as planned.

     CMS Energy also intends to enhance long-term growth through a portfolio management program that entails the ongoing sale of assets. CMS Energy expects to reinvest the proceeds from this program in assets having greater potential for synergies with its existing or planned assets. In particular, CMS Energy is reviewing its options regarding certain assets performing below prior expectations, including electric generating assets in Argentina. As part of the program, CMS Energy continues to seek improvement in the operating efficiency and profitability of all assets retained in its portfolio.

     The Board of Directors has approved the repurchase of up to 10 million shares of CMS Energy Common Stock, from time to time, in open market or private transactions. From February through April 2000, CMS Energy repurchased and cancelled approximately 6.6 million shares at a total cost of $129 million. CMS Energy does not anticipate repurchase of additional shares in the near-term.

DIVERSIFIED ENERGY OUTLOOK

     CMS Energy continues to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. This strategy focuses predominantly in the central corridor of the United States. Internationally, these markets are India, the Middle East, South America and West Africa. In pursuing global growth, CMS Energy intends to make energy investments that provide optimal returns and expansion opportunities for multiple existing businesses. For example, CMS Energy seeks to capitalize on its West Africa
                                      CMS-13
oil and gas reserves by expanding the undersea pipeline and onshore processing facilities in the area. CMS Energy may use the gas from the processing plant in a new methanol-producing plant in West Africa. CMS Energy is extending the gas pipelines in Argentina to carry fuel for power plants in that area. In addition, a CMS Energy subsidiary is a partner in the first independent power and water project in the United Arab Emirates, and another subsidiary is building CMS Energy's third power plant in India. CMS Energy's growth plans are subject to political and economic factors over which CMS Energy has no control, such as changes in foreign governmental and regulatory policies (including changes in industrial regulation and control and changes in taxation), changing political conditions and international monetary fluctuations.

     In the United States, CMS Energy also intends to grow its oil and gas exploration and production business by aggressively exploring and developing the West Texas and Powder River acreage and gas reserves.

     CMS Energy intends to use its marketing, services and trading business to enhance the return on other CMS Energy businesses. CMS Energy plans to continue centralizing the marketing of energy products produced by various CMS Energy non-utility businesses. Other strategies include expanding the industrial and commercial energy services business to enhance CMS Energy's commodity marketing business and developing risk management products that address customer needs.

CONSUMERS' ELECTRIC UTILITY OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric system deliveries to grow an average of approximately two and one half percent per year based primarily on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows all customers to choose their electricity supplier beginning January 1, 2002, or of changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

     COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act, passed by the Michigan Legislature, as a result of repeated efforts to enact electric utility restructuring legislation, became effective June 2000.

     The intent of the Customer Choice Act is to transition the retail electric businesses in Michigan to competition. Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. CMS Energy cannot predict the ultimate financial impact of changes related to these power supply contracts.

     In 1996, as a result of efforts to transition the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC, effective January 1, 2001. Detroit Edison and Consumers have negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but have expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The parties have extended the effective termination date of the operating agreement to March 31, 2001. Consumers does not anticipate that the restructuring of the MEPCC will cause it a material adverse impact. Consumers expects to implement systems and procedures to perform independent merchant operations by April 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. CMS Energy cannot predict the financial impact of terminating these joint merchant operations.

     Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

                                      CMS-14

     In part, because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. This represents the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

     CMS Energy cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

     RATE MATTERS: Prior to the enactment of the Customer Choice Act, there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of this legislation, the MPSC dismissed certain rate proceedings and a complaint filed by ABATE seeking a reduction in rates.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 2, Summary of Significant Accounting Policies and Other Matters, and Note 5, Uncertainties, incorporated by reference herein.

     NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. For further information and material changes relating to nuclear matters, see Note 5, Uncertainties.

     UNCERTAINTIES: Several electric business trends or uncertainties may affect CMS Energy's financial results and condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the successful sale of Securitization bonds on a timely basis; d) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and e) the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO. For detailed information about these trends or uncertainties, see Note 5, Uncertainties, incorporated by reference herein.

CONSUMERS' GAS UTILITY OUTLOOK

     GROWTH: Over the next five years, Consumers anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average of about one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy costs, changes in competitive conditions, and the level of natural gas consumption per customer.

     GAS RESTRUCTURING: On April 1, 1998, Consumers implemented an experimental gas customer choice pilot program. The pilot program ends March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of December 31, 2000, more than 150,000 customers chose alternative gas suppliers, representing approximately 38 bcf of gas requirements. Customers who choose to remain sales customers of Consumers will have fixed gas commodity rates through the end of the program. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a delivered gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain predetermined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In October 2000, the MPSC approved Consumers' application for a permanent gas customer choice program commencing April 1, 2001. Under the permanent gas customer choice program, Consumers will no longer be subject to a frozen gas commodity cost and delivery charge. Consumers will then return to a GCR mechanism that allows it to recover from its customers

                                      CMS-15
all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001, up to 900,000 gas customers by April 1, 2002, and all of Consumers' gas customers beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

     During the last year of the experimental pilot program, significant increases in gas costs had exposed Consumers to gas commodity losses. In the second quarter 2000, Consumers recorded a regulatory liability of $45 million to reflect estimated losses due to increases in natural gas commodity costs. In October 2000, the MPSC approved Consumers' accounting application to revise its inventory accounting and reclassify low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to immediately begin to include the cost of its recoverable base gas with higher cost purchased gas. Consumers expects the gas accounting order to eliminate the need for Consumers to recognize any further losses related to gas commodity cost underrecoveries.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect CMS Energy's financial results and conditions. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program; 4) implementation of a suspended GCR clause and any initiatives undertaken to protect against gas price increases; and 5) market and regulation responses to increases in gas costs. For detailed information about these uncertainties see Note 5, Uncertainties, incorporated by reference herein.

PANHANDLE OUTLOOK

     CMS Energy intends to use Panhandle as a platform for growth in the United States and derive added value through expansion opportunities for multiple CMS Energy businesses. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products. Panhandle continues to attempt to maximize revenues from existing assets and to pursue acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers.

     UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility in LNG terminalling revenues; 4) the impact of any future rate cases for any of Panhandle's regulated operations; 5) current initiatives for additional federal rules and legislation regarding pipeline safety; 6) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; and
7) the potential effect of a January 2000 FERC order could, if approved on rehearing without modification or acceptance of Trunkline's settlement filing, substantially reduce Trunkline's tariff rates and future revenue levels.

OTHER MATTERS

NEW ACCOUNTING RULES

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which has been deferred by SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities --
                                      CMS-16

Deferral of the Effective Date of FASB Statement No. 133, and amended by the issuance in June 2000 of SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. These statements are collectively referred to hereafter as SFAS No. 133. SFAS No. 133 requires CMS Energy to record every contract that meets the definition of a derivative instrument on the balance sheet as an asset or liability measured at its fair value and to recognize changes in the fair value of these contracts currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Effective January 1, 2001, CMS Energy adopted SFAS No. 133. Upon initial adoption of the statement, CMS Energy will reflect the difference between the current fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to either net income or accumulated other comprehensive income. CMS Energy will reclassify the gains and losses on the derivative instruments that are reported in accumulated other comprehensive income as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges will be recognized in current period earnings. CMS Energy determines fair market value based upon mathematical models using current and historical pricing data.

     CMS Energy believes that the majority of its non-trading derivative contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. CMS Energy does, however, use certain derivative instruments to limit its exposures to gas commodity price risk, interest rate risk, and foreign currency exchange risk. The interest rate and foreign exchange contracts meet the requirements for hedge accounting under SFAS No. 133 and CMS Energy will record the changes in the fair value of these contracts in accumulated other comprehensive income on the balance sheet.

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                MILLIONS
                                                                --------
Fair Value of Derivative Assets.............................      $28
Fair Value of Derivative Liabilities........................       14
Increase in Other Comprehensive Income, Net of Tax..........        8

     The cumulative effects on accumulated other comprehensive income from a change in accounting principle relate to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the adoption of SFAS No. 133. These amounts will reduce, or be charged to, cost of gas, cost of power, or interest expense, respectively, when the related hedged transaction occurs. Based on the pre-tax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, CMS Energy expects to record $24 million as a reduction to cost of gas, $2 million as a reduction in cost of power, and $14 million as an increase to interest expense in 2001.

     After January 1, 2001, certain gas option contracts will not qualify for cash flow hedge accounting under SFAS No. 133, and CMS Energy will therefore record any change in fair value subsequent to January 1, 2001 directly in earnings, which could cause earnings volatility. Additionally, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts, remains uncertain. CMS Energy is currently accounting for electric call options contracts and other electric option-like contracts as derivatives that qualify for the normal purchase exception of SFAS No. 133, and as such, has not recorded these contracts on the balance sheet at fair value. The ultimate financial impact depends upon resolution of these industry-specific issues with the FASB and could be materially different than stated above.

     In the year 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125. SFAS No. 140 revises the criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. Certain disclosures and amendments of collateral provisions are effective for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. CMS Energy has adopted the

                                      CMS-17
disclosure requirements effective December 31, 2000, and does not expect that for the other provisions of SFAS No. 140 will have a material impact on CMS Energy's consolidated results of operations or financial position.

FOREIGN CURRENCY TRANSLATION

     CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. For the year ended December 31, 2000, the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $171 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $546 million at December 31, 2000, which includes $21 million, $75 million and $450 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at December 31, 2000 was $10 million, representing the amount CMS Energy would pay upon settlement.

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

     During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The total effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

                                      CMS-18

                      (This page intentionally left blank)

                                      CMS-19

                             CMS ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
OPERATING REVENUE
  Electric utility..........................................    $2,676    $2,667    $2,606
  Gas utility...............................................     1,196     1,156     1,051
  Natural gas transmission..................................       906       785       160
  Independent power production..............................       500       390       277
  Oil and gas exploration and production....................       131        98        63
  Marketing, services and trading...........................     3,294       799       939
  International energy distribution.........................       265       177        30
  Other.....................................................        30        31        15
                                                                ------    ------    ------
                                                                 8,998     6,103     5,141
                                                                ------    ------    ------
OPERATING EXPENSES
  Operation
     Fuel for electric generation...........................       408       406       359
     Purchased and interchange power -- Marketing, services
      and trading...........................................     1,457       108       287
     Purchased and interchange power........................       529       401       297
     Purchased power -- related parties.....................       555       560       573
     Cost of gas sold -- Marketing, services and trading....     1,734       700       628
     Cost of gas sold.......................................       967       846       584
     Other operating expenses...............................     1,076     1,049       814
                                                                ------    ------    ------
                                                                 6,726     4,070     3,542
  Maintenance...............................................       298       216       176
  Depreciation, depletion and amortization..................       637       595       484
  General taxes.............................................       281       254       215
  Write-off of investments in Loy Yang (2000) and Nitrotec
     (1999).................................................       329        84        --
                                                                ------    ------    ------
                                                                 8,271     5,219     4,417
                                                                ------    ------    ------
PRETAX OPERATING INCOME (LOSS)
  Electric utility..........................................       481       494       475
  Gas utility...............................................        98       132       126
  Natural gas transmission, net of $84 Nitrotec write-off in
     1999...................................................       227        64        20
  Independent power production, net of $329 Loy Yang
     write-off in 2000......................................      (140)      160       106
  Oil and gas exploration and production....................        31        17         6
  Marketing, services and trading...........................        14         4         4
  International energy distribution.........................        22        (9)      (16)
  Other.....................................................        (6)       22         3
                                                                ------    ------    ------
                                                                   727       884       724
                                                                ------    ------    ------
OTHER INCOME (DEDUCTIONS)
  Accretion income..........................................         2         4         6
  Accretion expense.........................................       (33)      (27)      (16)
  Gain on asset sales, net of foreign currency translation
     losses of $25 in 2000..................................        84        42        51
  Loss on MCV power purchases...............................        --        --       (37)
  Other, net................................................         9        30         1
                                                                ------    ------    ------
                                                                    62        49         5
                                                                ------    ------    ------

                                      CMS-20

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
FIXED CHARGES
  Interest on long-term debt................................       591       502       318
  Other interest............................................        48        69        47
  Capitalized interest......................................       (49)      (41)      (29)
  Preferred dividends.......................................         2         6        19
  Preferred securities distributions........................        93        56        32
                                                                ------    ------    ------
                                                                   685       592       387
                                                                ------    ------    ------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS...........       104       341       342
INCOME TAXES................................................        60        64       100
MINORITY INTERESTS..........................................         3        --        --
                                                                ------    ------    ------
CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLES..................................        41       277       242
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR TREATMENT OF
  INVENTORY AND PROPERTY TAXES, NET OF TAX (BENEFIT) OF
  $(2), $- AND $23, RESPECTIVELY............................        (5)       --        43
                                                                ------    ------    ------
CONSOLIDATED NET INCOME.....................................    $   36    $  277    $  285
                                                                ======    ======    ======
                                                                       IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS
CMS ENERGY
  NET INCOME
     Net Income Attributable to Common Stock................    $   36    $  269    $  272
     Premium on Redemption of Class G Stock.................        --       (28)       --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   36    $  241    $  272
                                                                ======    ======    ======
  BASIC EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $ 0.32    $ 2.44    $ 2.65
     Premium on Redemption of Class G Stock.................        --     (0.26)       --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $ 0.32    $ 2.18    $ 2.65
                                                                ======    ======    ======
  DILUTED EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $ 0.32    $ 2.42    $ 2.62
     Premium on Redemption of Class G Stock.................        --     (0.25)       --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $ 0.32    $ 2.17    $ 2.62
                                                                ======    ======    ======
  DIVIDENDS DECLARED PER COMMON SHARE.......................    $ 1.46    $ 1.39    $ 1.26
                                                                ------    ------    ------
CLASS G
  NET INCOME
     Net Income Attributable to Common Stock................    $   --    $    8    $   13
     Premium on Redemption of Class G Stock.................        --        28        --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $   36    $   13
                                                                ======    ======    ======
  BASIC EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $   --    $ 0.90    $ 1.56
     Premium on Redemption of Class G Stock.................        --      3.31        --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $ 4.21    $ 1.56
                                                                ======    ======    ======
  DILUTED EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $   --    $ 0.90    $ 1.56
     Premium on Redemption of Class G Stock.................        --      3.31        --
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $ 4.21    $ 1.56
                                                                ======    ======    ======
  DIVIDENDS DECLARED PER COMMON SHARE.......................    $   --    $ 0.99    $ 1.27
                                                                ------    ------    ------

        The accompanying notes are an integral part of these statements.

                                      CMS-21

                             CMS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                         IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income...................................    $    36    $   277    $   285
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization (includes
      nuclear decommissioning of $39, $50 and $51,
      respectively).........................................        637        595        484
     Deferred income taxes and investment tax credit........          8         10         54
     Capital lease and debt discount amortization...........         34         35         51
     Loss on MCV power purchases............................         --         --         37
     Accretion expense......................................         33         27         16
     Accretion income -- abandoned Midland project..........         (2)        (4)        (6)
     Write-off of investments in Loy Yang (2000) and
      Nitrotec (1999).......................................        329         84         --
     Undistributed earnings of related parties..............       (171)       (45)       (95)
     Gain on sale of assets, net of foreign currency
      translation losses....................................        (84)       (42)       (51)
     Cumulative effect of accounting change.................          7         --        (66)
     MCV power purchases....................................        (60)       (62)       (64)
     Changes in assets and liabilities:
       Increase in accounts receivable......................       (398)      (268)      (188)
       Increase in inventories..............................        (54)        (5)       (41)
       Increase (decrease) in accounts payable and accrued
        expenses............................................        181        300        (52)
       Increase in Regulatory obligation -- gas choice......         33         --         --
       Changes in other assets and liabilities..............        (76)        15        152
                                                                -------    -------    -------
     Net cash provided by operating activities..............        453        917        516
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease).................................................     (1,032)    (1,124)    (1,295)
  Investments in partnerships and unconsolidated
     subsidiaries...........................................       (344)      (380)      (345)
  Cost to retire property, net..............................        (56)       (93)       (83)
  Acquisition of companies, net of cash acquired............        (74)    (1,938)        --
  Proceeds from sale of property............................        629         69         57
  Other.....................................................         10        (98)        32
                                                                -------    -------    -------
     Net cash used in investing activities..................       (867)    (3,564)    (1,634)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt.......      1,064      2,836      2,348
  Proceeds from trust preferred securities..................        220        726         --
  Issuance of common stock..................................        332         90        269
  Retirement of bonds and other long-term debt..............       (691)      (499)    (1,235)
  Retirement of trust preferred securities..................       (250)        --         --
  Retirement of common stock................................        (16)        (2)        (3)
  Retirement of preferred stock.............................         --       (194)        --
  Repurchase of common stock................................       (129)        --         --
  Payment of common stock dividends.........................       (167)      (163)      (140)
  Payment of capital lease obligations......................        (32)       (19)       (36)
  Increase (decrease) in notes payable, net.................        133        (97)       (53)
                                                                -------    -------    -------
     Net cash provided by financing activities..............        464      2,678      1,150
                                                                -------    -------    -------

                                      CMS-22

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                         IN MILLIONS
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.........         50         31         32
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD....        132        101         69
                                                                -------    -------    -------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD..........    $   182    $   132    $   101
                                                                =======    =======    =======
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)................    $   563    $   424    $   313
  Income taxes paid (net of refunds)........................         --         59         64
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital leases..................    $     4    $     6    $    46
  Other assets placed under capital lease...................         15         14         14
  Common stock issued to retire Class G Common Stock........         --        217         --
  Common stock issued to acquire companies..................         --         --         61
  Assumption of debt........................................         --        305         88

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        The accompanying notes are an integral part of these statements.

                                      CMS-23

                             CMS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31                              2000       1999
                        -----------                              ----       ----
                                                                   IN MILLIONS
ASSETS
PLANT AND PROPERTY (AT COST)
  Electric utility..........................................    $ 7,241    $ 6,981
  Gas utility...............................................      2,503      2,461
  Natural gas transmission..................................      2,191      1,934
  Oil and gas properties (successful efforts method)........        630        817
  Independent power production..............................        398        974
  International energy distribution.........................        258        445
  Other.....................................................        105         62
                                                                -------    -------
                                                                 13,326     13,674
  Less accumulated depreciation, depletion and
     amortization...........................................      6,252      6,157
                                                                -------    -------
                                                                  7,074      7,517
  Construction work-in-progress.............................        761        604
                                                                -------    -------
                                                                  7,835      8,121
                                                                -------    -------
INVESTMENTS
  Independent power production..............................        924        950
  Natural gas transmission..................................        436        369
  International energy distribution.........................         63        150
  Midland Cogeneration Venture Limited Partnership..........        290        247
  First Midland Limited Partnership.........................        245        240
  Other.....................................................         58         40
                                                                -------    -------
                                                                  2,016      1,996
                                                                -------    -------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market....................................        182        132
  Accounts receivable, notes receivable and accrued revenue,
     less allowances of $18 in 2000 and $12 in 1999.........      1,440        959
  Inventories at average cost
     Gas in underground storage.............................        297        225
     Materials and supplies.................................        124        158
     Generating plant fuel stock............................         46         47
  Deferred income taxes.....................................         39         33
  Prepayments and other.....................................        321        263
                                                                -------    -------
                                                                  2,449      1,817
                                                                -------    -------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs...................................        709         --
     Postretirement benefits................................        232        341
     Abandoned Midland project..............................         22         48
     Unamortized nuclear costs..............................          6        519
     Other..................................................         87        125
  Goodwill, net.............................................        891        891
  Nuclear decommissioning trust funds.......................        611        602
  Notes receivable - related parties........................        155        251
  Other.....................................................        838        751
                                                                -------    -------
                                                                  3,551      3,528
                                                                -------    -------
TOTAL ASSETS................................................    $15,851    $15,462
                                                                =======    =======

        The accompanying notes are an integral part of these statements.

                                      CMS-24

                        DECEMBER 31                              2000       1999
                        -----------                              ----       ----
                                                                   IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholders' equity...............................    $ 2,361    $ 2,456
  Preferred stock of subsidiary.............................         44         44
  Company-obligated mandatorily redeemable preferred
     securities of:
     Consumers Power Company Financing I (a)................        100        100
     Consumers Energy Company Financing II (a)..............        120        120
     Consumers Energy Company Financing III (a).............        175        175
  Company-obligated convertible Trust Preferred Securities
     of:
     CMS Energy Trust I (a).................................        173        173
     CMS Energy Trust II (a)................................        301        301
     CMS Energy Trust III (a)...............................        220         --
  Company-obligated Trust Preferred Securities of CMS RHINOS
     Trust (a)..............................................         --        250
  Long-term debt............................................      6,770      6,428
  Non-current portion of capital leases.....................         54         88
                                                                -------    -------
                                                                 10,318     10,135
                                                                -------    -------
MINORITY INTERESTS..........................................         88        222
                                                                -------    -------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases......        707      1,111
  Notes payable.............................................        403        230
  Accounts payable..........................................      1,024        775
  Accrued taxes.............................................        309        320
  Accrued interest..........................................        159        148
  Accounts payable -- related parties.......................         70         61
  Other.....................................................        530        421
                                                                -------    -------
                                                                  3,202      3,066
                                                                -------    -------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................        749        702
  Postretirement benefits...................................        437        485
  Deferred investment tax credit............................        110        126
  Regulatory liabilities for income taxes, net..............        246         64
  Other.....................................................        701        662
                                                                -------    -------
                                                                  2,243      2,039
                                                                -------    -------
  Commitments and Contingencies (Notes 2, 3, 5, 14 and 18)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES..............    $15,851    $15,462
                                                                =======    =======

-------------------------
(a)  For further discussion, see Note 8 to the Consolidated Financial
     Statements.

                                      CMS-25

                             CMS ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                            OPTIONAL
                                                           REDEMPTION
                 DECEMBER 31                     SERIES      PRICE        2000       1999      2000    1999
                 -----------                     ------    ----------     ----       ----      ----    ----
                                                                          NUMBER OF SHARES     IN MILLIONS
CONSUMERS' PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares,.......................    $4.16      $103.25       68,451     68,451    $ 7     $ 7
     with no mandatory redemption............     4.50       110.00      373,148    373,148     37      37
                                                                                               ---     ---
TOTAL PREFERRED STOCK........................                                                  $44     $44
                                                                                               ===     ===

        The accompanying notes are an integral part of these statements.

                                      CMS-26

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                       2000       1999       1998       2000      1999      1998
-----------------------                       ----       ----       ----       ----      ----      ----
                                             NUMBER OF SHARES IN THOUSANDS           IN MILLIONS
COMMON STOCK
  At beginning and end of period.........                                     $    1    $    1    $    1
                                                                              ------    ------    ------
OTHER PAID-IN CAPITAL -- CMS ENERGY
  At beginning of period.................    116,038    108,104    100,792     2,749     2,452     2,131
  Redemption of affiliate's preferred
     stock...............................         --         --         --        --        (2)       --
  Common stock repurchased...............     (6,600)        --         --      (129)       --        --
  Common stock reacquired................       (259)       (61)       (72)      (16)       (2)       (3)
  Common stock issued....................     11,538      1,823      7,383       321        83       324
  Common stock reissued..................        484         39          1        11         1        --
  Exchange of Class G common stock.......         --      6,133         --        --       217        --
                                             -------    -------    -------    ------    ------    ------
       At end of period..................    121,201    116,038    108,104     2,936     2,749     2,452
                                             -------    -------    -------    ------    ------    ------
OTHER PAID-IN CAPITAL -- CLASS G
  At beginning of period.................         --      8,453      8,219        --       142       136
  Common stock reacquired................         --         --         (1)       --        --        --
  Common stock issued....................         --        257        235        --         6         6
  Redemption of common stock.............         --     (8,710)        --        --      (148)       --
                                             -------    -------    -------    ------    ------    ------
       At end of period..................         --         --      8,453        --        --       142
                                             -------    -------    -------    ------    ------    ------
REVALUATION CAPITAL
  At beginning of period.................                                          3        (9)       (6)
  Change in unrealized investment-gain
     (loss)(a)...........................                                         (5)       12        (3)
                                                                              ------    ------    ------
       At end of period..................                                         (2)        3        (9)
                                                                              ------    ------    ------
FOREIGN CURRENCY TRANSLATION
  At beginning of period.................                                       (108)     (136)      (96)
  Change in foreign currency translation
     realized from asset sale(a).........                                         25        --        --
  Change in foreign currency
     translation(a)......................                                       (171)       28       (40)
                                                                              ------    ------    ------
       At end of period..................                                       (254)     (108)     (136)
                                                                              ------    ------    ------
RETAINED EARNINGS (DEFICIT)
  At beginning of period.................                                       (189)     (234)     (379)
  Consolidated net income(a).............                                         36       277       285
  Redemption of Class G common stock.....                                         --       (69)       --
  Common stock dividends declared:
     CMS Energy..........................                                       (167)     (154)     (129)
     Class G.............................                                         --        (9)      (11)
                                                                              ------    ------    ------
       At end of period..................                                       (320)     (189)     (234)
                                                                              ------    ------    ------
TOTAL COMMON STOCKHOLDERS' EQUITY........                                     $2,361    $2,456    $2,216
                                                                              ======    ======    ======
(A) DISCLOSURE OF COMPREHENSIVE INCOME
    (LOSS):
     Revaluation capital
       Unrealized investment-gain (loss),
          net of tax (benefit) of $3,
          $(6) and $2, respectively......                                     $   (5)   $   12    $   (3)
       Foreign currency translation......                                       (146)       28       (40)
       Consolidated net income...........                                         36       277       285
                                                                              ------    ------    ------
       Total Consolidated Comprehensive
          Income (Loss)..................                                     $ (115)   $  317    $  242
                                                                              ======    ======    ======

        The accompanying notes are an integral part of these statements.

                                      CMS-27

                             CMS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: CORPORATE STRUCTURE

     CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution. In March 1999, CMS Energy completed the acquisition of Panhandle Eastern Pipe Line, including its subsidiaries Trunkline and Pan Gas Storage, and its affiliates Panhandle Storage and Trunkline LNG, as discussed further below. Panhandle is primarily engaged in the interstate transportation, storage and processing of natural gas.

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records nonrecoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

     PLANT AND PROPERTY: Plant and Property, including improvements, is stated at cost. Construction-related labor and material costs, as well as indirect construction costs such as engineering and interest costs, are capitalized. Property repairs, minor property replacements and maintenance are charged to maintenance expense as incurred. When depreciable plant and property maintained by CMS Energy's regulated operations are retired or sold, the original cost plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.1 percent for 2000, 3.0 percent for 1999 and 3.5 percent for 1998. The composite rate for gas utility property was 4.4 percent for 2000 and 1999, and 4.2 percent for 1998. The composite rate for other property was 10.7 percent for 2000, 8.6 percent for 1999 and 7.4 percent for 1998. Other nonutility depreciable property is amortized over its estimated useful life; gains and losses on asset sales are recognized at the time of sale.

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

     GOODWILL: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. The carrying amount of goodwill is reviewed annually using undiscounted cash flows for the businesses acquired over the remaining amortization periods. At December 31, 2000, no goodwill impairments existed. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $49 million and $25 million, respectively.
                                      CMS-28

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, CMS Energy evaluates the potential impairment of its investments in projects and other long-lived assets, including goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

     REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and the transportation and storage of natural gas are recognized as services are provided. Revenues on sales of marketed electricity, natural gas, and other energy products, as well as natural gas and LNGs, are recognized at delivery. Revenues on sales of oil and natural gas produced are recognized when production occurs, a sale is completed, and the risk of loss transfers to a third-party purchaser. Accounts receivable on the Consolidated Balance Sheets include $266 million and $202 million at December 31, 2000 and 1999, respectively, for electric and gas service that has been provided but not yet billed to customers. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rate at a level lower than those requested. The difference is subject to refund with reserves established, where required, for that purpose.

     EARNINGS PER SHARE: Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: CMS Energy amortizes premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt over the terms of the respective issues. For the regulated portions of CMS Energy's businesses, if debt is refinanced, CMS Energy amortizes any unamortized premiums, discounts and expenses over the term of the new debt, as allowed under regulated utility accounting.

     ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, in 1992, Consumers recorded a loss for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 5). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

     CMS MST has entered into sales arrangements to provide natural gas to various entities over periods of up to 12 years at predetermined price levels. CMS MST has established a liability for these outstanding obligations equal to the discounted present value of the contracts, and has hedged its exposures under these arrangements. At December 31, 2000 and 1999, the amounts recorded as liabilities on the Consolidated Balance Sheets totaled $348 million and $339 million, respectively, and are guaranteed by Enterprises. As CMS MST fulfills its obligations under the contracts, CMS Energy records an adjustment to the outstanding obligation through accretion expense.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly.

                                      CMS-29

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2000, Consumers has a recorded liability to the DOE of $130 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers, and certain other utilities, participated has not been successful in producing more specific relief for the DOE's failure to comply.

     In July 2000, the DOE reached an agreement with another utility to address the DOE's delay in accepting spent fuel. The DOE may use the agreement as a framework that it could apply to other nuclear power plants. Consumers is evaluating this matter further. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is evaluating those rulings and their applicability to its contracts with the DOE.

     NUCLEAR PLANT DECOMMISSIONING: In 2000, Consumers collected $39 million from its electric customers for decommissioning its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades that were $294 million and $518 million, in 1997 dollars, respectively. Using the inflation factors presented to the MPSC in order to escalate the estimated decommissioning costs to 2000 dollars, the Big Rock and Palisades estimated decommissioning costs are $325 million and $592 million, respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The March 22, 1999 MPSC order set the annual decommissioning surcharge for Big Rock at $32 million through December 31, 2000 and the December 16, 1999 MPSC order set the annual decommissioning surcharge for Palisades at $6 million a year. Consumers is required to file a "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2001. In December 2000, the NRC extended the Palisades' operating license to March 2011. The impact of this extension will be evaluated as part of Consumers' March 31, 2001 Report to the MPSC.

     In 1997, Big Rock closed permanently, even though the plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license, and plant decommissioning began. It may take five to ten years to return the site to its original condition. For 2000, Consumers incurred costs of $36 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $37 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $162 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $149 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2000, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $179 million for Big Rock.

     After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' original NRC license would have expired in 2007 and the trust funds were estimated to have accumulated $667 million, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 2000, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $432 million for Palisades.

     RECLASSIFICATIONS: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

                                      CMS-30

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     RELATED-PARTY TRANSACTIONS: In 2000, 1999 and 1998, Consumers paid $51 million, $52 million, and $51 million, respectively, for electric generating capacity and the energy generated by that capacity from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $54 million, $37 million, and $21 million for 2000, 1999 and 1998. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 5 and 18. Other related-party transactions are immaterial.

     UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of December 31, 2000, Consumers had a net investment in energy supply facilities of $1.109 billion included in electric plant and property. See Note 5, Uncertainties.

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years.

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
                                                                  IN MILLIONS
Securitization costs........................................    $  709    $   --
Unamortized nuclear costs...................................         6       519
Postretirement benefits.....................................       251       366
Income taxes................................................        24       193
Abandoned Midland project...................................        22        48
Manufactured gas plant sites................................        63        65
DSM -- deferred costs.......................................         6        13
Uranium enrichment facility.................................        --        18
Other.......................................................        18        35
                                                                ------    ------
Total regulatory assets.....................................    $1,099    $1,257
                                                                ======    ======
Income taxes................................................    $ (270)   $ (257)
Gas customer choice reserve.................................       (33)       --
Other.......................................................        (6)      (17)
                                                                ------    ------
Total regulatory liabilities................................    $ (309)   $ (274)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $470 million, net of tax (See Note 5, Uncertainties). Accordingly, in December 2000,
                                      CMS-31

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers established a regulatory asset for securitization costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. As a result, regulatory assets totaling $709 million were transferred to the regulatory asset Securitization Costs from the following regulatory asset components:

Unamortized nuclear costs...................................    $405
Postretirement benefits.....................................      84
Income taxes................................................     203
Uranium enrichment facility.................................      16
Other.......................................................       1
                                                                ----
Total securitized regulatory assets.........................    $709
                                                                ====

     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In December 1999, the SEC released SAB No. 101, Revenue Recognition, summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff deferred the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. As a result of adopting SAB No. 101, CMS Energy recorded a cumulative effect of a change in accounting for exploration and production oil and gas inventories as more fully discussed in Note 3.

     FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income.

     For the year ended December 31, 2000 the foreign currency translation amount realized from asset sales increased equity by $25 million and the change in the foreign currency translation adjustment decreased equity by $171 million, net of after-tax hedging proceeds. During 2000, the Australian dollar experienced a significant devaluation relative to the U.S. dollar, declining from .6567 to the dollar at December 31, 1999 to an average of .5588 to the dollar for the year ended December 31, 2000. This devaluation resulted in significant foreign currency translation losses during 2000 that are recorded within common stockholder's equity. CMS Energy recorded $104 million of non-cash foreign currency translation losses on its investments in Australian affiliates during 2000.

     OTHER: For significant accounting policies regarding risk management activities and financial instruments, see Note 10; income taxes, see Note 11; executive incentive compensation, see Note 12; and retirement benefits, see Note 13.

3: UNUSUAL CHARGES/ITEMS

     LOY YANG WRITE-DOWN: In the first quarter of 2000, CMS Energy announced its intention to sell its 50 percent ownership interest in Loy Yang, retained the services of investment bankers to assist in the sales process, and solicited bids from potential buyers for CMS Energy's interest in Loy Yang. As a result of being unable to attract a reasonable offer for Loy Yang by the end of November 2000, and after re-evaluating the expected future cash flows from this investment, including the continuing unfavorable electric market prices in Victoria, Australia, management determined in the fourth quarter of 2000 that the carrying amount of the equity investment in Loy Yang was not recoverable. Consequently, in accordance with the provisions of APB Opinion

                                      CMS-32

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No. 18, The Equity Method of Accounting for Investments in Common Stock, CMS Energy determined that there has been a loss in value of the investment and an impairment loss on the carrying amount of the investment has been realized.

     This impairment loss is recorded in Operating Expenses on the Consolidated Statement of Income in 2000 as a pretax impairment charge of $329 million ($268 million after-tax, or $2.37 per share). This loss does not include cumulative net foreign currency losses of $164 million due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52, Foreign Currency Translation, will not be realized until there has been a sale or full liquidation of CMS Energy's investment. CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

     NITROTEC WRITE-DOWN: In 1999, CMS Gas Transmission wrote off the carrying amounts of investments in Nitrotec, a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes for purifying natural gas. This write-off occurred after determining that it was unlikely CMS Gas Transmission would recover any portion of its investments. The write-off of these investments is recorded in Operating Expenses on the Consolidated Statement of Income in 1999 as a pretax charge of $84 million ($49 million after-tax, or $.45 and $.43 per basic and diluted share, respectively).

     CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased income in 1998 by $66 million or $43 million, net of tax, or $.40 per basic and diluted share of CMS Energy Common Stock, including increased other income by $18 million or $12 million, net of tax, or $.36 per basic and diluted share of Class G Common Stock.

     CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES: In 2000, CMS Energy adopted the provisions of the SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. As a result, the oil and gas exploration and production industry's long-standing practice of recording inventories at their net realizable amount at the time of production was viewed as inappropriate. Rather, inventories should be presented at the lower of cost or market. Consequently, in conforming to the interpretations of SAB No. 101, CMS Energy implemented a change in the recording of these oil and gas exploration and production inventories as of January 1, 2000. In accordance with the provisions of SAB No. 101, prior year financial results are not required to be restated. The cumulative effect of this one-time non-cash accounting change decreased 2000 income by $7 million, or $5 million, net of tax, or $.04 per basic and diluted share of CMS Energy Common Stock. The pro forma effect on prior years' consolidated net income of retroactively recording inventories as if the new method of accounting had been in effect for all periods is not material.

                                      CMS-33

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a result of this accounting change, certain unaudited quarterly financial information for the three months ended March 31, 2000, June 30, 2000 and September 30, 2000 has been restated below. The effects of the accounting change on assets, liabilities and equity are not material.

Income Statement Data (Unaudited)

                                                                     THREE MONTHS ENDED
                                            --------------------------------------------------------------------
                                               MARCH 31, 2000          JUNE 30, 2000         SEPTEMBER 30, 2000
                                            --------------------    --------------------    --------------------
                                               AS                      AS                      AS
                                            REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                            --------    --------    --------    --------    --------    --------
Operating revenue.......................     $1,827      $1,825      $1,599      $1,595      $2,395      $2,391
Operating expenses......................      1,534       1,533       1,394       1,393       2,148       2,147
                                             ------      ------      ------      ------      ------      ------
Pretax operating income.................        293         292         205         202         247         244
Other income (deductions)...............          2           2          61          61           4           4
Fixed charges...........................        161         161         169         169         175         175
Income taxes............................         53          52          15          14          20          19
Minority interests......................          1           1           1           1           1           1
                                             ------      ------      ------      ------      ------      ------
Consolidated net income before
  cumulative effect of accounting
  change................................     $   80      $   80      $   81      $   79      $   55      $   53
Cumulative effects of accounting
  change................................         --          (5)         --          --          --          --
                                             ------      ------      ------      ------      ------      ------
Consolidated net income.................     $   80      $   75      $   81      $   79      $   55      $   53
                                             ======      ======      ======      ======      ======      ======
Basic earnings per average common
  share.................................     $  .71      $  .66      $  .73      $  .72      $  .51      $  .49
Diluted earnings per average common
  share.................................     $  .70      $  .65      $  .72      $  .71      $  .51      $  .49

4: ACQUISITIONS AND DISPOSITIONS

     ACQUISITIONS: In March 1999, CMS Energy, through a subsidiary, acquired Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. CMS Energy used the purchase method of accounting to account for the acquisition and, accordingly, included the results of operations of Panhandle for the period from March 29, 1999 in the accompanying consolidated financial statements. Assets acquired and liabilities assumed are recorded at their fair values. CMS Energy allocated the excess purchase price over the fair value of net assets acquired of approximately $800 million to goodwill and amortizes this amount on a straight-line basis over 40 years.

     The following unaudited pro forma amounts for operating revenue, consolidated net income and basic and diluted earnings per share, as if the acquisition had occurred on January 1, 1998, illustrate the effects of: (1) various restructuring, realignment, and elimination of activities between Panhandle and Duke Energy prior to the closing of the acquisition by CMS Energy;
(2) the adjustments resulting from the acquisition by CMS Energy; and (3) financing transactions which include the public issuance of $800 million of senior notes by Panhandle,

                                      CMS-34

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$850 million of senior notes by CMS Energy, and the private sale of $250 million of Trust Preferred Securities by CMS Energy.

                                                                YEARS ENDED DECEMBER 31
                                                                -----------------------
                                                                 1999             1998
                                                                 ----             ----
                                                                IN MILLIONS, EXCEPT PER
                                                                     SHARE AMOUNTS
Operating revenue...........................................    $6,216           $5,566
Consolidated net income.....................................    $  287           $  289
Basic earnings per share....................................    $ 2.27(a)        $ 2.70
Diluted earnings per share..................................    $ 2.26(a)        $ 2.67

-------------------------
(a) Reflects the reallocation of net income and earnings per share as a result of the premiums on exchange of Class G Common Stock. As a result, CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively.

     In March 2000, Trunkline, a subsidiary of Panhandle, acquired the Sea Robin Pipeline from El Paso Energy Corporation for cash of approximately $74 million. Sea Robin is a 1 bcf per day capacity natural gas and condensate pipeline system located in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

     DISPOSITIONS: CMS Energy is currently implementing a financial plan to attempt to strengthen its balance sheet, reduce fixed expenses and enhance earnings per share growth. In conjunction with this plan, CMS Energy has identified for possible sale certain non-strategic assets that are expected to contribute little or no earnings benefits in the short to medium term. In addition, this plan will allow CMS Energy to achieve more geographic and business focus, thereby allowing CMS Energy to concentrate on its most profitable and growing ventures. As a result, from December, 1999 through December 31, 2000, CMS Energy has received $719 million of proceeds from the sale of these non-strategic assets. In addition, these sales resulted in an approximately $465 million reduction in consolidated project debt.

     Proceeds and pretax gains (losses) from the assets sold are included in the following table:

                                                                    ASSETS/INVESTMENTS
                                                                --------------------------
                                                                 SALES           PRETAX
                                                                PROCEEDS       GAIN (LOSS)
                                                                --------       -----------
                                                                       IN MILLIONS
Powder River -- Bighorn.....................................      $ 65             $--(a)
Cataguazes..................................................       141             (5)
Antrim Gas Properties.......................................       163             13
Lakewood Cogeneration Power Plant...........................        94             41
Ecuador Oil Reserves........................................        96             25
Curtis Palmer Hydro Plant...................................        12              1
Securities..................................................        95             12
Other.......................................................        53(b)          (3)
                                                                  ----             --
                                                                  $719             $84
                                                                  ====             ==

-------------------------
(a) Investment was sold in December 1999, and consequently, the gain was recorded in 1999. Approximately $39 million of sale proceeds were received in 1999.

(b) Includes $51 million related to transactions involving the disposition of assets.

                                      CMS-35

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5: UNCERTAINTIES

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

     1997 EPA Revised NOx and Small Particulate Emissions Standards -- In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA's implementation plan was not lawful. While this case has been pending in federal courts, and while continuing through the lower federal courts as ordered by the Supreme Court, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards.

     1998 EPA Plan for NOx Emissions -- In 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2004 to only 32 percent of levels allowed for the year 2000.

     Section 126 Petitions -- In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the 1998 plan for NOx emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

     Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

     Cost of Environmental Law Compliance -- To meet the EPA's 1998 rule and/or the Section 126 nitrous oxide emission rules, the estimated cost to Consumers will be between $290 million and $500 million, calculated in year 2000 dollars. The lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and either 2003 or 2004, depending upon whether the EPA prevails in the Section 126 litigation. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

     Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004.

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

     Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations,
                                      CMS-36

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of December 31, 2000, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

     ELECTRIC RESTRUCTURING: Since 1997, the Michigan Legislature has been considering electric utility restructuring legislation. These efforts finally resulted in the passage of the Customer Choice Act, which became effective June 5, 2000.

     The Customer Choice Act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC-approved RTO or to an independent transmission owner.

     In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Securitization of approximately $470 million in qualified costs, which were primarily regulatory assets, consisting of electric utility stranded generation costs, plus recovery of the expenses of the Securitization. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset substantially all of the CMS Energy revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year

                                      CMS-37

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

     In January 2001, Consumers accepted the MPSC's final financing order. The final financing order has been appealed by the Attorney General of Michigan. Consumers cannot predict the outcome of the appeal or its effect on the schedule for issuance of Securitization bonds. Beginning January 1, 2001, and continuing during the appeal period, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. The amortization will be reestablished later, after the Securitization bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required to offset substantially all of the CMS Energy revenue impact of the rate reduction over the term of the bonds.

     In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and in March 1999 the MPSC issued orders that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

     In June 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

     POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of January 2001, alternative electric service providers are providing service to 67 MW of retail open access requirements.

     To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2000 was $51 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of December 31, 2000, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2005, at a recognized

                                      CMS-38

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cost of $86 million, of which $42 million pertains to 2001. Changes in power costs as a result of fluctuating energy prices will not be reflected in rates during the rate freeze period as discussed above.

     TRANSMISSION ASSETS: In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC approved RTO. As the FERC has not made a final disposition of the Alliance RTO, Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in the Alliance RTO.

     In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. The transfer of control to Michigan Transco is expected to occur later in the year 2001. This represents the first step in Consumers' plan to either divest its transmission business to a third party or to transfer control of or to sell it to an RTO. In either event, Consumers' current plan is to remain in the business of generating and distributing electric power to retail customers. In addition, in response to an application that Consumers filed with the MPSC, the MPSC issued an order that stated in part that, if Consumers sells its transmission facilities in the manner described in its application, it would be in compliance with applicable requirements of the Customer Choice Act.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

     Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003. Consumers will bear the risk of increased costs, including power purchase costs, until that date.

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

                                      CMS-39

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                2000    1999    1998
                                                                ----    ----    ----
                                                                    IN MILLIONS
Pretax operating income.....................................    $56     $49     $49
Income taxes and other......................................     18      15      15
                                                                ---     ---     ---
Net income..................................................    $38     $34     $34
                                                                ===     ===     ===

     Power Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At December 31, 2000 and December 31, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $44 million and $78 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2001    2002    2003    2004    2005
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $39     $38     $37     $36     $35

     Consumers continually evaluates the adequacy of the PPA liability. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Should future results differ from management's assessments, Consumers may have to make additional charges for a given year of up to $33 million, after tax. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     NUCLEAR MATTERS: In March 2000, Palisades received its annual performance review in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe manner. Further, it stated that over the next few years the NRC plans to conduct only routine inspections at Palisades. In April 2000, the NRC implemented the revised reactor oversight process industry-wide, including for Palisades. As part of that process, in April 2000, Palisades submitted required NRC performance data that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

                                      CMS-40

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

     Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $12.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

     In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria for reactor vessel embrittlement at Palisades will not be reached until 2014. On December 14, 2000, the NRC issued an amendment revising the operating license for Palisades extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

     In November 2000, Consumers signed an agreement to acquire an interest in NMC. In connection with this agreement, Consumers requested approval from the NRC for an amendment to Palisades' operating license designating NMC as the plant's operator. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees will become NMC employees by mid-year 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact is uncertain.

     COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2001 to 2004. Consumers enters into long-term contracts for approximately 60 to 85 percent of its annual coal requirements. In 2000, coal purchases totaled $239 million of which $195 million (81 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

     DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. While management intends to take delivery of the commodity, if Consumers' daily capacity exceeds its needs, in rare instances, the options, if marketable, are sold. Consumers believes that these contracts currently qualify for the normal purchase and sales exception of SFAS No. 133; therefore, Consumers will not record the fair value of these contracts on the balance sheet. At January 1, 2001, Consumers had a deferred asset of $86 million associated with premiums for these contracts. As of January 1, 2001, these contracts had a fair value of $123 million, and expire between 2001 and 2005.

                                      CMS-41

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases.

     These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Consumers believes that these contracts will be highly effective in achieving offsetting cash flows of future gas purchases. Consumers will record any ineffectiveness, as required by SFAS No. 133, in earnings immediately as part of power costs. At January 1, 2001, Consumers had a derivative asset with a fair value of $3 million, which includes $1 million of premiums paid for these contracts. These contracts expire in 2001.

CONSUMERS' GAS UTILITY CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of December 31, 2000, Consumers has an accrued liability of $56 million (net of expenditures incurred to date), and a regulatory asset of $63 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

CONSUMERS' GAS UTILITY MATTERS

     GAS RESTRUCTURING: On April 1, 1998, Consumers implemented an experimental gas customer choice pilot program. The pilot program ends March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of December 31, 2000, more than 150,000 customers chose alternative gas suppliers, representing approximately 38 bcf of gas requirements. Customers who choose to remain sales customers of Consumers will have fixed gas commodity rates through the end of the program. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain predetermined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In October 2000, the MPSC approved Consumers' application for a permanent gas customer choice program commencing April 1, 2001. Under the permanent gas customer choice program, Consumers will no longer be subject to a frozen gas commodity cost and delivery charge. Consumers will then return to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001, up to 900,000 gas customers by April 1, 2002, and

                                      CMS-42

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

all of Consumers' gas customers beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

     During the last year of the experimental pilot program, significant increases in gas costs had exposed Consumers to gas commodity losses. In the second quarter 2000, Consumers recorded a regulatory liability of $45 million to reflect estimated losses due to increases in natural gas commodity costs. In October 2000, the MPSC approved Consumers' accounting application to revise its inventory accounting and reclassify low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to immediately begin to include the cost of its recoverable base gas with higher cost purchased gas. Consumers expects the gas accounting order to eliminate the need for Consumers to recognize any further losses related to gas commodity cost underrecoveries.

OTHER GAS UNCERTAINTIES

     COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2001 to 2004. Consumers' 2000 gas requirements totaled 210 bcf at a cost of $608 million, 40 percent of which was under long-term contracts for one year or more. As of the end of 2000, Consumers had 27 percent of its 2001 gas requirements under such long-term contracts, and will supplement them with additional long-term and short-term contracts and spot-market purchases.

     DERIVATIVE ACTIVITIES: Consumers' gas business uses a combination of written put and purchased call options to manage the cost of gas supplied to its customers. These options do not qualify for hedge accounting under SFAS No. 133; therefore, Consumers will record any change in the fair value of these contracts directly in earnings as part of the cost of gas. Consumers is recognizing the net premium to the cost of gas through March 2001 when the contracts expire. As of January 1, 2001, these contracts had a net fair value of $25 million.

PANHANDLE MATTERS

     REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved on rehearing without modification, could result in a substantial reduction to Trunkline's tariff rates which could impact future revenues and require refunds. On January 29, 2001, Trunkline filed a settlement to resolve the remaining matters in the proceeding. This settlement is pending FERC review. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position.

     In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At December 31, 2000 and December 31, 1999, accounts receivable included $59 million and $54 million, respectively, due from natural gas producers, and other current liabilities included $59 million and $54 million, respectively, for related obligations.

     ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of

                                      CMS-43

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the United States EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

OTHER UNCERTAINTIES

     CMS GENERATION-OXFORD TIRE RECYCLING: In a 1999 administrative order, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the clean up of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In April 2000, the California Attorney General filed a complaint against the potentially responsible parties for clean up of the site and assessed penalties for violation of the California Regional Water Control Board order. The complaint alleges $20 million of clean up costs to be shared among all the potentially responsible parties. In an interim settlement between CMS Generation and the Attorney General of California, CMS Generation agreed to assist the state with some of the clean up at the site at a cost of less than $1 million, and the state agreed to suspend the daily $15,000 penalty it imposed on the potentially responsible parties. CMS Generation and the Attorney General of California are currently in negotiations to extend the interim settlement. CMS Generation filed a cross claim against the owner of the plant and a co-defendant in this case, alleging that they were responsible for the environmental damages. Also in connection with this same fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire.

     CMS Generation believes these cases are without merit and intends to vigorously defend against them. CMS Generation's primary insurance carrier has agreed to pay a portion of the clean-up costs and legal fees under an existing policy.

     DEARBORN INDUSTRIAL GENERATION: Duke/Fluor Daniel (DFD) has asserted change order claims against Dearborn Industrial Generation, L.L.C. (DIG), a wholly-owned subsidiary of CMS Generation, in excess of $65 million for additional time and cost relating to the construction by DFD of the DIG electrical generation facility in Dearborn, Michigan. DIG rejected the change orders, tendered change orders indicating cost deductions to DFD relating to work that DIG was required to take over from DFD, and assessed DFD schedule liquidated damages. Neither DFD nor DIG have initiated a formal dispute resolution regarding this matter yet, and construction of the electrical generation facility continues.

     CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pines Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells it had committed to drill. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pines. The jury then awarded Star Energy and White Pines $7.6 million in damages. Terra has filed an appeal. CMS Energy believes Terra has meritorious grounds for either reversal of the judgment or reduction of damages. CMS Energy has an indemnification obligation in favor of the purchaser of its Michigan properties with respect to this litigation.

                                      CMS-44

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     OTHER: CMS Energy and Enterprises have guaranteed repayment of debt through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $381 million and $517 million as of December 31, 2000 and 1999, respectively.

     Additionally, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST in the maximum amount of $651 million and $375 million at December 31, 2000 and 1999, respectively, which contain certain schedule and performance requirements. As of December 31, 2000, the actual amount of financial exposure covered by these guarantees was $299 million. These amounts exclude the guarantees associated with CMS MST's natural gas sales arrangements described in Note 2. The increase in guarantees in 2000 is due to the transition of the energy marketing unit from a retail to wholesale business. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

     In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty, implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy filed a response denying all the claims made by the plaintiffs and asserting several counterclaims. CMS Energy believes the claims against it are without merit and will vigorously defend against them, but cannot predict the outcome of this matter.

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

     CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.275 billion for 2001, $1.335 billion for 2002, and $1.270 billion for 2003. For further information, see Capital Resources and Liquidity-Capital Expenditures in the Management's Discussion and Analysis.

6: SHORT-TERM FINANCINGS

     AUTHORIZATION: At February 1, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

     SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $190 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2000, a total of $403 million

                                      CMS-45

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was outstanding at a weighted average interest rate of 7.4 percent, compared with $214 million outstanding at December 31, 1999, at a weighted average interest rate of 6.6 percent.

     Consumers currently has in place a $325 million trade receivables sale program. At December 31, 2000 and 1999, receivables sold under the program totaled $325 million for each year. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

7: LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                          DECEMBER 31
                                                                                       -----------------
                                                      INTEREST RATE(%)    MATURITY      2000      1999
                                                      ----------------    --------      ----      ----
                                                                                          IN MILLIONS
CMS ENERGY
Senior Notes......................................         7.375            2000       $   --    $   300
                                                           8.125            2002          350        350
                                                           7.625            2004          180        180
                                                           6.750            2004          300        300
                                                           9.875            2007          500         --
                                                           7.500            2009          480        480
                                                           8.000            2011          250        250
                                                           8.375            2013          150        150
                                                                                       ------    -------
                                                                                        2,210      2,010
General Term Notes
  Series A........................................         7.897(a)       2001-2010       110        114
  Series B........................................         8.072(a)       2001-2010       107        108
  Series C........................................         7.878(a)       2001-2010       127        150
  Series D........................................         6.985(a)       2001-2010       191        199
  Series E........................................         7.761(a)       2001-2010       397        278
  Series F........................................         8.800(a)       2001-2010        11         --
                                                                                       ------    -------
                                                                                          943        849

Extendible Tenor Rate Adjusted Securities.........         7.000            2005          180        180
Senior Credit Facility............................                          2001          400        444
Lines of Credit...................................                          2001           29        115
                                                                                       ------    -------
                                                                                          609        739
CONSUMERS ENERGY
First Mortgage Bonds..............................         6.375            2003          300        300
                                                           7.375            2023          263        263
                                                                                       ------    -------
                                                                                          563        563

Senior Notes......................................       (c)                2001          125         --
                                                         (d)                2002          100         --
                                                           6.375            2008          250        250
                                                           6.200            2008          250        250
                                                           6.875            2018          225        225
                                                           6.500            2018          200        200
                                                           6.500            2028          145        149
                                                                                       ------    -------
                                                                                        1,295      1,074

                                      CMS-46

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                          DECEMBER 31
                                                                                       -----------------
                                                      INTEREST RATE(%)    MATURITY      2000      1999
                                                      ----------------    --------      ----      ----
                                                                                          IN MILLIONS
Long-Term Bank Loans..............................                        2002-2003       190        190
Pollution Control Revenue Bonds...................         5.100          2010-2018       126        131
Nuclear Fuel Disposal.............................                           (b)          130        123
                                                                                       ------    -------
                                                                                          446        444
PANHANDLE
Senior Notes......................................         7.875            2004          100        100
                                                           6.125            2004          300        300
                                                           6.500            2009          200        200
                                                           8.250            2010          100         --
                                                           7.950            2023          100        100
                                                           7.200            2024          100        100
                                                           7.000            2029          300        300
                                                                                       ------    -------
                                                                                        1,200      1,100
OTHER.............................................                                        184        754
                                                                                       ------    -------
Principal Amount Outstanding......................                                      7,450      7,533
Current Amounts...................................                                       (649)    (1,075)
Net Unamortized Discount..........................                                        (31)       (30)
                                                                                       ------    -------
Total Long-Term Debt..............................                                     $6,770    $ 6,428
                                                                                       ======    =======

-------------------------
(a)  Represents the weighted average interest rate at December 31, 2000.

(b) Maturity date uncertain (see Note 2 -- Summary of Significant Accounting Policies and Other Matters -- Nuclear Fuel Cost).

(c) The notes bear interest at a floating rate reset each quarter based upon LIBOR plus .60%.

(d) The notes bear interest at a floating rate reset each quarter based upon LIBOR plus .98%.

     The scheduled maturities of long-term debt and improvement fund obligations are as follows: $649 million in 2001, $806 million in 2002, $921 million in 2003, $1.1 billion in 2004 and $3.9 billion in 2005 and thereafter.

CMS ENERGY

     CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $63 million. As of December 31, 2000, the total amounts utilized under the Senior Credit Facility, which includes a $45 million letter of credit, and the unsecured lines of credit, were $445 million and $29 million, respectively. The amounts available under the Senior Credit Facility and the unsecured lines of credit were $555 million and $34 million, respectively.

     In October 2000, CMS Energy sold $500 million aggregate principal amount of
9.875 percent senior notes due 2007. Net proceeds from the sale were approximately $489 million. CMS Energy ultimately used the net proceeds from this offering to repay $300 million aggregate principal amount of 7.375 percent unsecured notes due November 15, 2000 and to reduce the outstanding balance under the Senior Credit Facility.

CONSUMERS

     LONG-TERM FINANCINGS: Consumers issued floating rate senior notes of $225 million in November 2000, maturing in November 15, 2001 and 2002.

                                      CMS-47

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

     OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 5.1 percent at December 31, 2000.

PANHANDLE

     In March 2000, Panhandle received net proceeds of $99 million from the sale of $100 million 8.25 percent senior notes, due April 2010. Proceeds from this offering were used to fund the acquisition of Sea Robin.

CMS OIL AND GAS

     CMS Oil and Gas has a $225 million floating rate revolving credit facility that matures in May 2002. At December 31, 2000, the amount utilized under the credit facility was $80 million.

8: CAPITALIZATION

CMS ENERGY

     The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock, 60 million shares of Class G Common Stock, and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

     In February 2000, the Board of Directors approved a stock repurchase program whereby CMS Energy could reacquire up to 10 million shares of CMS Energy Common Stock. From February through April 2000, CMS Energy repurchased approximately 6.6 million shares for $129 million. CMS Energy does not anticipate the repurchase of additional shares in the near term while attempting to strengthen its balance sheet. Subsequently, in October 2000, CMS Energy sold 11 million new shares of CMS Energy Common Stock that previously had been planned for mid-year 2001. CMS Energy used the net proceeds of approximately $305 million primarily to repay borrowings under the Senior Credit Facility. CMS Energy used the remaining amounts to repay various lines of credit.

     In August 2000, CMS Energy and CMS Trust III, a Delaware statutory business trust established by CMS Energy, sold 8.8 million units of 7.25 percent Premium Equity Participating Securities. Each security consists of a trust preferred security of CMS Energy Trust III maturing in four years and a contract requiring the purchase, no later than August 2003, of CMS Energy Common Stock at a rate that adjusts for the market price at the time of conversion. Net proceeds from the sale totaled $213 million. CMS Energy used the net proceeds, along with $37 million from the Senior Credit Facility, to redeem the Trust Preferred Securities of the CMS RHINOS Trust.

     MANDATORILY REDEEMABLE PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing Trust Preferred Securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the Trust Preferred Security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the

                                      CMS-48

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                    AMOUNT
                CMS ENERGY                                       OUTSTANDING
           TRUST AND SECURITIES                                  ------------                 EARLIEST
               DECEMBER 31                        RATE           2000    1999    MATURITY    REDEMPTION
           --------------------                   ----           ----    ----    --------    ----------
                                                                     IN MILLIONS
CMS Energy Trust I, Convertible, Quarterly
  Income Preferred Securities(a)..........            7.75%      $173    $173      2027         2001
CMS Energy Trust II, Adjustable
  Convertible Preferred Securities........            8.75%(b)    301     301      2004           --
CMS Energy Trust III, Premium Equity
  Participating Security Units(c).........            7.25%       220      --      2004           --
CMS RHINOS Trust..........................    LIBOR + 1.75%        --     250        --           (d)

-------------------------
(a) Convertible into 1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). CMS Energy may cause conversion rights to expire on or after July 2001.

(b) Includes 0.125% annual contract payments for the stock purchase contract that obligates the holder to purchase not more than 1.2121 and not less than .7830 shares of CMS Energy Common Stock in July 2002.

(c) Holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by August 2003.

(d)  Redeemed in August 2000.

                                                                    AMOUNT
              CONSUMERS ENERGY COMPANY                           OUTSTANDING
                TRUST AND SECURITIES                             ------------                 EARLIEST
                    DECEMBER 31                         RATE     2000    1999    MATURITY    REDEMPTION
              ------------------------                  ----     ----    ----    --------    ----------
                                                                 IN MILLIONS
Consumers Power Company Financing I, Trust
  Originated Preferred Securities...................    8.36%    $100    $100      2015         2000
Consumers Energy Company Financing II, Trust
  Originated Preferred Securities...................    8.20%     120     120      2027         2002
Consumers Energy Company Financing III, Trust
  Originated Preferred Securities...................    9.25%     175     175      2029         2004

     OTHER: Under its most restrictive borrowing arrangement at December 31, 2000, none of CMS Energy's consolidated net income was restricted for payment of common dividends. CMS Energy could pay $1 billion in common dividends under its most restrictive debt covenant.

CONSUMERS

     Under the provisions of its Articles of Incorporation, Consumers had $373 million of unrestricted retained earnings available to pay common dividends at December 31, 2000. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001.

9: EARNINGS PER SHARE AND DIVIDENDS

     On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes. Earnings per share attributable to all classes of Common Stock from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998 reflect the performance of the gas distribution, storage and transportation business currently conducted by Consumers Gas

                                      CMS-49

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

     Earnings attributable to the Outstanding Shares of Class G Common Stock are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and authorized but unissued shares of Class G Common Stock not held by holders of the Outstanding Shares during the period.

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

COMPUTATION OF EARNINGS PER SHARE (EPS):

                                                                 2000           1999          1998(A)
                                                                 ----           ----          -------
                                                                IN MILLIONS, EXCEPT PER SHARE AMOUNTS
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income.....................................    $   36         $  277         $  285
                                                                ------         ------         ------
Net Income Attributable to Common Stocks:
  CMS Energy -- Basic.......................................    $   36(e)      $  241(b)      $  272
  Add conversion of 7.75% Trust Preferred Securities (net of
     tax)...................................................        --(d)           9              9
                                                                ------         ------         ------
CMS Energy -- Diluted.......................................    $   36         $  250(b)      $  281
                                                                ======         ======         ======
Class G:
  Basic and Diluted.........................................        --         $   36(b)(c)   $   13
                                                                ======         ======         ======
AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC AND
  DILUTED EPS
CMS Energy:
  Average Shares -- Basic...................................     113.1          110.1          102.4
  Add conversion of 7.75% Trust Preferred Securities........        --(d)         4.3            4.3
  Options -- Treasury Shares................................        --            0.3            0.5
                                                                ------         ------         ------
  Average Shares -- Diluted.................................     113.1          114.7          107.2
                                                                ======         ======         ======
Class G:
  Average Shares -- Basic and Diluted.......................        --            8.6(c)         8.3
                                                                ======         ======         ======
EARNINGS PER AVERAGE COMMON SHARE
CMS Energy:
  Basic.....................................................    $ 0.32(e)      $ 2.18(b)      $ 2.65
  Diluted...................................................    $ 0.32(e)      $ 2.17(b)      $ 2.62
Class G:
  Basic and Diluted.........................................        --         $ 4.21(b)(c)   $ 1.56
                                                                ======         ======         ======

-------------------------
(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributable to CMS Energy Common Stock $43 million ($.40 per share -- basic and diluted) and Class G Common Stock $12 million ($.36 per share -- basic and diluted).

(b) Reflects the reallocation of net income and earnings per share as a result of the premium on exchange of Class G Common Stock. As a result, CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively, and Class G's basic and diluted earnings per share were increased $3.31.

(c)  From January 1, 1999 to October 25, 1999.

                                      CMS-50

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d) The effects of converting the 7.75% Trust Preferred Securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(e) Includes the cumulative effect of accounting change for exploration and production inventories, which decreased net income by $5 million, or $.04 per basic and diluted share of CMS Energy Common Stock.

     In February, May, August and November 2000, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In February 2001, CMS Energy paid a quarterly dividend of $.365 per share on CMS Energy Common Stock.

10: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

     The overall goal of the CMS Energy risk management policy is to analyze and manage individual business unit commodity exposures to take advantage of the presence of internal hedge opportunities within its diversified business units. CMS Energy and its subsidiaries, primarily through CMS MST, utilize a variety of derivative instruments (derivatives) for both trading and non-trading purposes. These derivatives include futures contracts, swaps, options and forward contracts with external parties to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. To qualify for hedge accounting, derivatives must meet the following criteria: i) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and ii) the derivative reduces that exposure and is designated as a hedge.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. No material nonperformance is expected.

     IMPLEMENTATION OF SFAS NO. 133: Effective January 1, 2001, CMS Energy adopted SFAS No. 133. Upon initial adoption of the statement, CMS Energy will reflect the difference between the current fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income. CMS Energy will reclassify the gains and losses on the derivative instruments that are reported in accumulated other comprehensive income as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges will be recognized in current period earnings. CMS Energy determines fair market value based upon mathematical models using current and historical pricing data.

     CMS Energy believes that the majority of its non-trading derivative contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. CMS Energy does, however, use certain derivative instruments to limit its exposures to gas commodity price risk, interest rate risk, and foreign currency exchange risk. The interest rate and foreign exchange contracts meet the requirements for hedge accounting under SFAS No. 133 and CMS Energy will record the changes in the fair value of these contracts in accumulated other comprehensive income on the balance sheet.

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                IN MILLIONS
Fair value of derivative assets.............................        $28
Fair value of derivative liabilities........................         14
Increase in accumulated other comprehensive income, net of
  tax.......................................................          8

     The increase in accumulated other comprehensive income relates to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the adoption of SFAS No. 133. These amounts will reduce, or be charged to, cost of gas, cost of power or interest expense, respectively, when the

                                      CMS-51

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, CMS Energy expects to record $24 million as a reduction to cost of gas, $2 million as a reduction in cost of power, and $14 million as an increase to interest expense in 2001.

     After January 1, 2001, certain gas option contracts will not qualify for cash flow hedge accounting under SFAS No. 133, and CMS Energy will therefore record any change in fair value subsequent to January 1, 2001 directly in earnings, which could cause earnings volatility. Additionally, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts, remains uncertain. CMS Energy is currently accounting for electric call option contracts and other electric option-like contracts as derivatives that qualify for the normal purchase exception of SFAS No. 133, and, as such, has not recorded these contracts on the balance sheet at fair value. The ultimate financial impact depends upon resolution of these industry-specific issues with the FASB and could be materially different than stated above.

     COMMODITY DERIVATIVES (NON-TRADING): CMS Energy accounts for its non-trading activities as hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. At December 31, 2000, these commodity derivatives extended for periods up to 5 years.

     CMS Energy had unrealized net gains (losses) of $61 million and $(10) million, respectively, for the years ended December 31, 2000 and 1999, related to non-trading activities. The determination of unrealized net gains (losses) represents management's best estimate of prices including the use of exchange and other third party quotes, time value and volatility factors in estimating fair value. Accordingly, the unrealized net gains (losses) as of December 31, 2000 and 1999 are not necessarily indicative of the amounts CMS Energy could realize in the current market.

     Notional Contract Quantity of Commodity Derivatives Held for Non-trading
Purposes:

                                                                   VOLUMES AT
                                                                   DECEMBER 31
                                                                -----------------
                                                                2000        1999
                                                                ----        ----
Natural gas (bcf)...........................................       14          19
Electricity (MWh)...........................................    1,582         432
Oil (Mbbls).................................................      495       6,448

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to market risks.

     COMMODITY DERIVATIVES (TRADING): CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines which limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. At December 31, 2000, the weighted-average life of the trading portfolio was approximately 12 months.

     CMS Energy adopted EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective January 1, 1999. EITF 98-10 calls for energy trading contracts to be marked-to-market. Under the mark-to-market method of accounting, transactions are recorded at market value, net of estimated future transactional reserves, and changes in these positions are recognized as gains and losses in the Consolidated Statement of Income. Changes result from cash settlement of existing positions, new positions and the change in value of the outstanding positions.

                                      CMS-52

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Net Gains (Losses) Recognized from Trading Commodity Derivatives:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                2000       1999
                                                                ----       ----
                                                                  IN MILLIONS
Natural gas.................................................    $40        $10
Electricity.................................................      3          3
Oil.........................................................     (4)         4

     Notional Contract Quantity of Commodity Derivatives Held for Trading
Purposes:

                                                                    VOLUMES AT
                                                                    DECEMBER 31
                                                                -------------------
                                                                 2000         1999
                                                                 ----         ----
Natural gas (bcf)...........................................         2            3
Electricity (MWh)...........................................     3,942       51,200
Oil (barrels)...............................................    22,851        4,000

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to market risks.

     Fair Values of Trading Commodity Derivatives:

                                                                     2000                     1999
                                                            ----------------------    ---------------------
                                                            ASSETS     LIABILITIES    ASSETS    LIABILITIES
                                                            ------     -----------    ------    -----------
                                                                             IN THOUSANDS
Fair Value at December 31
Natural gas.............................................    $35,826      $6,997       $7,275      $1,608
Electricity.............................................     10,675          --          804          --
Oil.....................................................        405       1,633        1,860          --
Average Fair Values for the Year
Natural gas.............................................    $21,550      $4,302       $3,638      $  804
Electricity.............................................      5,739          --          402          --
Oil.....................................................      1,132         817          930          --

     INTEREST RATE DERIVATIVES: CMS Energy and its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payments to fixed rate interest payments without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. In August 2000, CMS Energy entered into floating-to-fixed interest rate swap agreements with a total notional amount of $1.0 billion. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement. As of December 31, 2000, the weighted average interest rate associated with outstanding swaps was approximately 6.8 percent.

                                                                        INTEREST RATE SWAPS
                                                        ---------------------------------------------------
                                                        NOTIONAL      MATURITY       FAIR       UNREALIZED
                                                         AMOUNT         DATE         VALUE      GAIN (LOSS)
                                                        --------      --------       -----      -----------
                                                                                          IN MILLIONS
December 31, 2000...................................     $1,086       2001-2006       $(9)          $(9)
December 31, 1999...................................      2,877       2000-2008         6             6

                                      CMS-53

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at December 31, 2000 and 1999 was $10 million and $64 million, respectively, representing the amount CMS Energy would pay upon settlement.

     Foreign exchange contracts outstanding as of December 31, 2000 had a total notional amount of $546 million. Of this amount, $450 million was related to CMS Energy's investment in Argentina. The Argentine contracts have a weighted average rate of 1.037 and mature at various times during 2001 and 2002. In addition, $75 million of the foreign exchange contracts are related to investments in Brazil. The Brazilian contracts mature at various times during 2001 and have a weighted average rate of 2.021. The contracts for the Australian investments have a notional amount of $21 million, maturing in July 2001, and have transaction rates that range from .520 to .538.

     The notional amount of the outstanding foreign exchange contracts at December 31, 1999 was $1.555 billion consisting of $207 million, $435 million, $880 million and $33 million for Australian, Brazilian, Argentine and other, respectively. All of these contracts have expired or have been replaced prior to December 31, 2000.

     FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of December 31, 2000 and 1999 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except as shown below, approximate fair value.

                                                               YEARS ENDED DECEMBER 31
                                   --------------------------------------------------------------------------------
                                                   2000                                       1999
                                   -------------------------------------      -------------------------------------
                                   CARRYING       FAIR       UNREALIZED       CARRYING       FAIR       UNREALIZED
                                     COST        VALUE       GAIN (LOSS)        COST        VALUE       GAIN (LOSS)
                                   --------      -----       -----------      --------      -----       -----------
                                                                     IN MILLIONS
Long-Term Debt(a)..............     $6,770       $6,567         $(203)         $6,428       $6,163         $(265)
Preferred Stock and Trust
  Preferred Securities.........      1,133        1,083           (50)          1,163        1,042          (121)

Available-for-Sale Securities
Nuclear Decommissioning........     $  480       $  611         $ 131          $  448       $  602         $ 154
SERP...........................         50           59             9              56           60             4

-------------------------
(a)  Settlement of long-term debt is generally not expected until maturity.

                                                                        YEARS ENDED DECEMBER 31
                                                           --------------------------------------------------
                                                                    2000                        1999
                                                           ----------------------      ----------------------
                                                           FAIR       UNREALIZED       FAIR       UNREALIZED
                                                           VALUE         GAIN          VALUE         GAIN
                                                           -----      ----------       -----      ----------
                  Trading Securities                                          IN MILLIONS
Investments............................................     $9            $5            $91           $17

                                      CMS-54

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     CMS Energy transferred $85 million of investment securities from the available-for-sale category into the trading category, and correspondingly, reflected $14 million of unrealized gains in consolidated net income for the year ended December 31, 1999.

11: INCOME TAXES

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

     CMS Energy used ITC to reduce current income taxes payable, and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that CMS Energy can carry-forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                 YEARS ENDED DECEMBER 31
                                                                -------------------------
                                                                2000       1999     1998
                                                                ----       ----     ----
                                                                       IN MILLIONS
Current income taxes
  Federal and other.........................................    $ 24        $40     $ 61
  State and local...........................................       4          2        5
  Foreign...................................................      45         12        3
                                                                ----        ---     ----
                                                                  73         54       69
Deferred income taxes
  Federal...................................................     (48)(a)     21       77(b)
  State.....................................................      11          4       --
  Foreign...................................................      30         (6)      (7)
                                                                ----        ---     ----
                                                                  (7)        19       70
Deferred ITC, net...........................................      (8)        (9)     (16)
                                                                ----        ---     ----
                                                                $ 58        $64     $123
                                                                ====        ===     ====

-------------------------
(a) Includes $(2) million for 2000 change in exploration and production inventory accounting.

(b)  Includes $23 million for 1998 change in property tax accounting.

                                      CMS-55

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
                                                                   IN MILLIONS
Property....................................................    $  (714)   $  (606)
Securitization costs........................................       (185)        --
Unconsolidated investments..................................       (112)      (208)
Postretirement benefits.....................................        (88)      (128)
Abandoned Midland project...................................         (8)       (17)
Employee benefit obligations (includes postretirement
  benefits of $129 and $140)................................        174        174
AMT carryforward............................................        136        112
Power purchases.............................................         24         42
Regulatory liabilities......................................         86         22
Other.......................................................        (18)       (56)
                                                                -------    -------
                                                                $  (705)   $  (665)
Valuation allowances........................................         (5)        (5)
                                                                -------    -------
                                                                $  (710)   $  (670)
                                                                =======    =======
Gross deferred tax liabilities..............................    $(1,734)   $(1,512)
Gross deferred tax assets...................................      1,024        842
                                                                -------    -------
                                                                $  (710)   $  (670)
                                                                =======    =======

                                      CMS-56

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  -------------------------
                                                                  2000       1999      1998
                                                                  ----       ----      ----
                                                                         IN MILLIONS
Consolidated net income before preferred dividends
  Domestic..................................................      $ 208      $187      $247
  Foreign...................................................       (170)       96        57
                                                                  -----      ----      ----
                                                                     38       283       304
Income tax expense..........................................         58        64       123(a)
                                                                  -----      ----      ----
                                                                     96       347       427
Statutory federal income tax rate...........................       x 35%     x 35%     x 35%
                                                                  -----      ----      ----
Expected income tax expense.................................         34       121       149
Increase (decrease) in taxes from:
Capitalized overheads previously flowed through.............          5         5         5
Differences in book and tax depreciation not previously
  deferred..................................................         22        19        14
Impact of foreign taxes, tax rates and credits..............         24        15        (5)
Write-off of Loy Yang and Nitrotec Investments..............         53        (6)       --
Asset sales.................................................         (5)       --        --
Undistributed earnings of international subsidiaries........        (67)      (45)      (13)
ITC amortization/adjustments................................         (8)       (8)      (16)
Section 29 fuel tax credits.................................         (3)      (12)      (13)
Valuation allowances, net...................................         --       (10)(b)    --
State and Local income taxes, net of federal benefit........         11         5        --
Reversal of income tax accruals.............................         --       (21)       --
Other, net..................................................         (8)        1         2
                                                                  -----      ----      ----
                                                                  $  58      $ 64      $123
                                                                  =====      ====      ====
Effective tax rate..........................................       60.4%     18.4%     28.8%

-------------------------
(a)  Includes $23 million for 1998 change in property tax accounting.

(b)  Benefit realization of preacquisition carryforwards.

12: EXECUTIVE INCENTIVE COMPENSATION

     Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock as well as stock options and stock appreciation rights relating to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2000, awards of up to 2,274,490 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to

                                      CMS-57

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2000, 594,700 of the 786,427 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

     Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; some vest over five years at the rate of 25 percent per year beginning at the end of the first year and others vest over three years at a rate of 33 1/3 percent per year after one year. All options expire up to ten years and one month from date of grant. In 1999, all outstanding Class G Common Stock and options were converted to CMS Energy Common Stock and options at an exchange rate of .7041 per Class G Common Stock or option held. The original vesting or exercise period was retained for all converted shares or options. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under the plan follows.

                                                             RESTRICTED
                                                               STOCK                  OPTIONS
                                                             ----------    -----------------------------
                                                               NUMBER       NUMBER      WEIGHTED-AVERAGE
                                                             OF SHARES     OF SHARES     EXERCISE PRICE
                                                             ---------     ---------    ----------------
CMS ENERGY COMMON STOCK:
Outstanding at January 1, 1998...........................      748,211     1,665,717         $28.65
  Granted................................................      304,750       376,000         $43.38
  Exercised or Issued....................................     (185,217)     (331,925)        $27.69
  Forfeited..............................................       (6,000)           --             --
                                                              --------     ---------         ------
Outstanding at December 31, 1998.........................      861,744     1,709,792         $32.07
  Granted................................................      284,364     1,137,912         $39.23
  Converted from Class G.................................        6,060        19,503         $32.62
  Exercised or Issued....................................     (172,916)     (258,267)        $29.44
  Forfeited..............................................      (95,123)           --             --
  Expired................................................           --       (78,900)        $39.58
                                                              --------     ---------         ------
Outstanding at December 31, 1999.........................      884,129     2,530,040         $35.33
  Granted................................................      246,250       878,630         $17.96
  Exercised or Issued....................................     (134,173)     (185,600)        $17.36
  Forfeited..............................................     (209,779)           --             --
  Expired................................................           --      (164,884)        $34.58
                                                              --------     ---------         ------
Outstanding at December 31, 2000.........................      786,427     3,058,186         $31.47
                                                              ========     =========         ======

                                      CMS-58

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             RESTRICTED
                                                               STOCK                  OPTIONS
                                                             ----------    -----------------------------
                                                               NUMBER       NUMBER      WEIGHTED-AVERAGE
                                                             OF SHARES     OF SHARES     EXERCISE PRICE
                                                             ---------     ---------    ----------------
CLASS G COMMON STOCK:
Outstanding at January 1, 1998...........................       19,791        28,000         $18.89
  Granted................................................       14,720        45,900         $24.50
  Exercised or Issued....................................       (4,021)           --             --
                                                              --------     ---------         ------
Outstanding at December 31, 1998.........................       30,490        73,900         $22.37
  Granted................................................        3,427            --             --
  Exercised or Issued....................................       (7,360)      (19,000)        $18.45
  Forfeited..............................................      (17,949)           --             --
  Expired................................................           --       (27,200)        $24.50
  Converted to CMS Energy................................       (8,608)      (27,700)        $22.98
                                                              --------     ---------         ------
Outstanding at December 31, 1999.........................           --            --             --
Outstanding at December 31, 2000.........................           --            --             --
                                                              ========     =========         ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                            NUMBER OF       WEIGHTED-         WEIGHTED-
                                                             SHARES          AVERAGE           AVERAGE
                                                           OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
               Range of Exercise Prices                    -----------    --------------    --------------
CMS ENERGY COMMON STOCK:
$17.00 -- $24.75.......................................     1,031,320       7.11 years          $19.09
$25.13 -- $39.06.......................................     1,448,628       7.38 years          $35.85
$41.44 -- $44.06.......................................       578,238       7.92 years          $42.59
$17.00 -- $44.06.......................................     3,058,186       7.39 years          $31.47

     The weighted average fair value of options granted for CMS Energy Common Stock was $2.04 in 2000, $5.93 in 1999 and $6.43 in 1998. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
CMS ENERGY COMMON STOCK OPTIONS
Risk-free interest rate.....................................     6.56%      5.65%      5.45%
Expected stock-price volatility.............................    27.25%     16.81%     15.93%
Expected dividend rate......................................    $.365      $.365       $.33
Expected option life (years)................................      4.1        4.5        4.0

     CMS Energy applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $2 million in 2000, $12 million in 1999 and $9 million in 1998. If compensation cost for stock options had been

                                      CMS-59

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, CMS Energy's consolidated net income and earnings per share would have been as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                ------------------------------
                                                                  PRO FORMA       AS REPORTED
                                                                -------------    -------------
                                                                2000    1999     2000    1999
                                                                ----    ----     ----    ----
                                                                   IN MILLIONS, EXCEPT PER
                                                                        SHARE AMOUNTS
Consolidated Net Income.....................................    $35     $ 272    $ 36    $ 277
Net Income Attributable to Common Stocks
  CMS Energy................................................     35       236      36      241
  Class G...................................................     --        36      --       36
Earnings Per Average Common Share
  CMS Energy
     Basic..................................................    .31      2.14     .32     2.18
     Diluted................................................    .31      2.14     .32     2.17
  Class G
     Basic and Diluted......................................     --      4.21      --     4.21

13: RETIREMENT BENEFITS

     CMS Energy and its subsidiaries provide retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan of Consumers and CMS Energy, and a defined contribution 401(k) plan.

     Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and nonutility affiliates which were not distinguishable from the plan's total assets.

     Weighted-Average Assumptions:

                                                                     YEARS ENDED DECEMBER 31
                                                     -------------------------------------------------------
                                                          PENSION & SERP                      OPEB
                                                     -------------------------      ------------------------
                                                     2000       1999      1998      2000      1999      1998
                                                     ----       ----      ----      ----      ----      ----
Discount rate....................................    7.75%      7.75%     7.00%     7.75%     7.75%     7.00%
Expected long-term rate of return on plan
  assets: .......................................    9.75%      9.25%     9.25%
  Union..........................................      --         --        --      9.75%     7.00%     7.00%
  Non-Union......................................      --         --        --      6.00%     7.00%     7.00%
Rate of compensation increase:
  Pension -- to age 45...........................    5.25%      5.25%     5.25%
  -- age 45 to assumed retirement................    3.75%      3.75%     3.75%
SERP.............................................    5.50%      5.50%     5.50%

     Retiree health care costs at December 31, 2000 are based on the assumption that costs would increase 7.0 percent in 2000 with a gradual decrease to 5.5 percent in 2007 and thereafter.

                                      CMS-60

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Net Pension Plan, SERP and OPEB costs consist of:

                                                                     YEARS ENDED DECEMBER 31
                                                           --------------------------------------------
                                                              PENSION & SERP               OPEB
                                                           --------------------    --------------------
                                                           2000    1999    1998    2000    1999    1998
                                                           ----    ----    ----    ----    ----    ----
                                                                           IN MILLIONS
Service cost...........................................    $ 33    $ 34    $ 27    $ 14    $ 15    $ 11
Interest expense.......................................      82      71      64      56      47      43
Expected return on plan assets.........................     (92)    (84)    (73)    (35)    (24)    (17)
Amortization of:
  Prior service cost...................................       6       4       4      --      --      --
  Net transition (asset) obligation....................      (5)     (5)     (5)     --      --      --
  Other................................................      (2)     --      --      (2)     (1)     (1)
Ad hoc retiree increase................................      --       3      --      --      --      --
                                                           ----    ----    ----    ----    ----    ----
Net periodic benefit cost..............................    $ 22    $ 23    $ 17    $ 33    $ 37    $ 36
                                                           ====    ====    ====    ====    ====    ====

     The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost components........         $ 12             $ (10)
Effect on accumulated postretirement benefit obligation.....          124              (104)

                                      CMS-61

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:

                                                PENSION PLAN               SERP                  OPEB
                                             ------------------       --------------       ----------------
                                              2000        1999        2000      1999       2000       1999
                                              ----        ----        ----      ----       ----       ----
                                                                      IN MILLIONS
Benefit obligation, January 1............    $  971      $  874       $ 53      $ 50       $ 736      $ 655
Service cost.............................        30          31          3         3          14         15
Interest cost............................        78          68          4         4          56         47
Plan amendments..........................        54           4         --        --          --         --
Business combinations....................        --          70         --         3          --         29
Actuarial loss (gain)....................        25           3         (1)       (6)         44         21
Benefits paid............................       (77)        (79)        (1)       (1)        (35)       (31)
                                             ------      ------       ----      ----       -----      -----
Benefit obligation, December 31..........    $1,081      $  971       $ 58      $ 53       $ 815      $ 736
                                             ======      ======       ====      ====       =====      =====
Plan assets at fair value, January 1.....    $1,094      $  970       $ --      $ --       $ 432      $ 327
Actual return on plan assets.............       (23)        120         --        --         (16)        50
Company contribution.....................        --          --          1         1          57         55
Business combinations....................        --          83         --        --          --         --
Actual benefits paid.....................       (77)        (79)        (1)       (1)         --         --
                                             ------      ------       ----      ----       -----      -----
Plan assets at fair value, December 31...    $  994(a)   $1,094(a)    $ --      $ --       $ 473      $ 432
                                             ======      ======       ====      ====       =====      =====
Benefit obligation less than (in excess
  of) plan assets........................    $  (87)     $  123       $(58)     $(52)      $(342)     $(305)
Unrecognized:
  Net (gain) loss from experience
     different than assumed..............       (71)       (212)         4         4          20        (68)
  Prior service cost.....................        76          28          1         1          --         --
  Net transition (asset) obligation......        (5)        (11)        --        --          --         --
  Other..................................        (9)         --         --        --          --         --
                                             ------      ------       ----      ----       -----      -----
Recorded liability.......................    $  (96)     $  (72)      $(53)     $(47)      $(322)     $(373)
                                             ======      ======       ====      ====       =====      =====

-------------------------
(a) Primarily stocks and bonds, including $166 million in 2000 and $108 million in 1999 of CMS Energy Common Stock.

     SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2000 and 1999, trust assets were $59 million and $60 million, respectively, and were classified as other noncurrent assets. The accumulated benefit obligation for SERP was $39 million in 2000 and $33 million in 1999.

     Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $24 million in 2000, $20 million in 1999, and $18 million in 1998.

     Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

     CMS Energy and its subsidiaries adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility

                                      CMS-62

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rates (see Note 2, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion of 1996 over 16 years.

14: LEASES

     CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 2001, yet provides for additional one-year extensions upon mutual agreements by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $44 million as of December 31, 2000. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

     Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 2000 were:

                                                                CAPITAL    OPERATING
                                                                LEASES      LEASES
                                                                -------    ---------
                                                                    IN MILLIONS
2001........................................................     $ 67        $ 33
2002........................................................       20          27
2003........................................................       17          20
2004........................................................       13          17
2005........................................................       12          13
2006 and thereafter.........................................       14          62
                                                                 ----        ----
Total minimum lease payments................................      143        $172
                                                                             ====
Less imputed interest.......................................       31
                                                                 ----
Present value of net minimum lease payments.................      112
Less current portion........................................       58
                                                                 ----
Noncurrent portion..........................................     $ 54
                                                                 ====

     Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 2000, 1999 and 1998, were $34 million, $35 million, and $19 million, respectively.

     Capital lease expenses for the years ended December 31, 2000, 1999 and 1998 were $42 million for each period. Included in these amounts for the years ended 2000, 1999 and 1998 are nuclear fuel lease expenses of $22 million, $23 million and $23 million, respectively.

                                      CMS-63

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                           DECEMBER 31
                                                                ----------------------------------
                                                                                     ACCUMULATED
                                                                NET INVESTMENT       DEPRECIATION
                                                                --------------      --------------
                                                                2000      1999      2000      1999
                                                                ----      ----      ----      ----
                                                                           IN MILLIONS
Campbell Unit 3 -- 93.3 percent.............................    $291      $284      $299      $295
Ludington -- 51 percent.....................................     100       104       105       100
Transmission lines -- various...............................      31        32        17        16

16: REPORTABLE SEGMENTS

     CMS Energy operates principally in the following seven reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission; marketing, services and trading; and international energy distribution.

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

     The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from a land development business fall below the quantitative thresholds for reporting, and has never met any of the quantitative thresholds for determining reportable segments. Amounts shown for the natural

                                      CMS-64

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

gas transmission segment include Panhandle, which was acquired in March 1999. Other financial data for reportable segments and geographic area are as follows:

REPORTABLE SEGMENTS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                         IN MILLIONS
Depreciation, Depletion and Amortization
  Electric utility..........................................    $   311    $   315    $   304
  Gas utility...............................................        113        107         97
  Natural gas transmission..................................         91         68         14
  Independent power production..............................         44         35         22
  Oil and gas exploration and production....................         37         44         38
  Marketing, services and trading...........................          5          3          2
  International energy distribution.........................         32         20          5
  Other.....................................................          4          3          2
                                                                -------    -------    -------
                                                                $   637    $   595    $   484
                                                                =======    =======    =======
Identifiable Assets
  Electric utility(a).......................................    $ 5,231    $ 4,675    $ 4,640
  Gas utility(a)............................................      1,780      1,731      1,726
  Natural gas transmission..................................      3,836      3,526        971
  Independent power production..............................      2,753      3,076      2,252
  Oil and gas exploration and production....................        636        659        547
  Marketing, services and trading...........................        632        367        152
  International energy distribution.........................        499        774        598
  Other.....................................................        484        654        424
                                                                -------    -------    -------
                                                                $15,851    $15,462    $11,310
                                                                =======    =======    =======
Capital Expenditures(b)
  Electric utility..........................................    $   430    $   385    $   332
  Gas utility...............................................        120        120        114
  Natural gas transmission..................................        276      2,216        563
  Independent power production..............................        452        392        459
  Oil and gas exploration and production....................        141        151        143
  Marketing, services and trading...........................         11         42          1
  International energy distribution.........................         59         96         88
  Other.....................................................          8          3         --
                                                                -------    -------    -------
                                                                $ 1,497    $ 3,405    $ 1,700
                                                                =======    =======    =======
Investments in Equity Method Investees
  Natural gas transmission..................................    $   436    $   369    $   494
  Independent power production..............................      1,459      1,437      1,337
  Marketing, services and trading...........................         32         27         25
  International energy distribution.........................         63        150        209
  Other.....................................................         26         13          8
                                                                -------    -------    -------
                                                                $ 2,016    $ 1,996    $ 2,073
                                                                =======    =======    =======

                                      CMS-65

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                         IN MILLIONS
Earnings from Equity Method Investees(c)
  Natural gas transmission..................................    $    24    $    20    $     9
  Independent power production..............................        166        119        158
  Marketing, services and trading...........................          9          3          2
  International energy distribution.........................         --         (9)        (5)
  Other.....................................................          4          5          7
                                                                -------    -------    -------
                                                                $   203    $   138    $   171
                                                                =======    =======    =======

Geographic Areas(d)

                                                                              PRETAX
                                                                OPERATING    OPERATING    IDENTIFIABLE
                                                                 REVENUE      INCOME         ASSETS
                                                                ---------    ---------    ------------
2000
  United States.............................................     $8,213        $775         $12,672
  International.............................................        785         (48)          3,179
1999
  United States.............................................     $5,560        $752         $11,714
  International.............................................        543         132           3,748
1998
  United States.............................................     $4,860        $648         $ 8,682
  International.............................................        281          76           2,628

-------------------------
(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

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

17. EQUITY METHOD INVESTMENTS

     Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method. In 2000, 1999 and 1998, consolidated net income included undistributed equity earnings of $171 million, $45 million, and $95 million, respectively, from these investments. The more significant of these investments are CMS Energy's 50 percent interest in Loy Yang and CMS Energy's 50 percent interest in Jorf Lasfar. Summarized combined financial

                                      CMS-66

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

information of CMS Energy's equity method investees follows, except for the MCV Partnership, which is disclosed separately in Note 18.

Income Statement Data

                                                                      YEARS ENDED DECEMBER 31
                                                       -----------------------------------------------------
                                                                               2000
                                                       -----------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS      TOTAL
                                                       -----------      --------      ----------      -----
                                                                            IN MILLIONS
Operating revenue..................................       $246            $268          $3,576        $4,090
Operating expenses.................................        102             123           3,043         3,268
                                                          ----            ----          ------        ------
Operating income...................................        144             145             533           822
Other expense, net.................................         29             169             246           444
                                                          ----            ----          ------        ------
Net income (loss)..................................       $115            $(24)         $  287        $  378
                                                          ====            ====          ======        ======

                                                                               1999
                                                       -----------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS      TOTAL
                                                       -----------      --------      ----------      -----
Operating revenue..................................       $189            $322          $2,389        $2,900
Operating expenses.................................         85             140           1,840         2,065
                                                          ----            ----          ------        ------
Operating income...................................        104             182             549           835
Other expense, net.................................         27             191             321           539
                                                          ----            ----          ------        ------
Net income (loss)..................................       $ 77            $ (9)         $  228        $  296
                                                          ====            ====          ======        ======

                                                                               1998
                                                       -----------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS      TOTAL
                                                       -----------      --------      ----------      -----
Operating revenue..................................       $212            $319          $1,724        $2,255
Operating expenses.................................        117             137           1,249         1,503
                                                          ----            ----          ------        ------
Operating income...................................         95             182             475           752
Other expense, net.................................         29             186             194           409
                                                          ----            ----          ------        ------
Net income (loss)..................................       $ 66            $ (4)         $  281        $  343
                                                          ====            ====          ======        ======

                                      CMS-67

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Data

                                                                           AS OF DECEMBER 31
                                                        -------------------------------------------------------
                                                                                 2000
                                                        -------------------------------------------------------
                                                        JORF LASFAR      LOY YANG      ALL OTHERS        TOTAL
                                                        -----------      --------      ----------        -----
                                                                              IN MILLIONS
Assets
  Current assets..................................        $  145          $  100         $  725         $   970
  Property, plant and equipment, net..............           834           2,601          4,836           8,271
  Other assets....................................         1,499              27          2,089           3,615
                                                          ------          ------         ------         -------
                                                          $2,478          $2,728         $7,650         $12,856
                                                          ======          ======         ======         =======
Liabilities and Equity
  Current liabilities.............................        $   49          $  106         $  952         $ 1,107
  Long-term debt and other noncurrent
     liabilities..................................         2,144           1,936          3,832           7,912
  Equity..........................................           285             686          2,866           3,837
                                                          ------          ------         ------         -------
                                                          $2,478          $2,728         $7,650         $12,856
                                                          ======          ======         ======         =======

                                                                                1999
                                                       -------------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS        TOTAL
                                                       -----------      --------      ----------        -----
Assets
  Current assets...................................      $   79          $  111         $  637         $   827
  Property, plant and equipment, net...............         701           3,102          4,195           7,998
  Other assets.....................................       1,630              34          2,296           3,960
                                                         ------          ------         ------         -------
                                                         $2,410          $3,247         $7,128         $12,785
                                                         ======          ======         ======         =======
Liabilities and Equity
  Current liabilities..............................      $   47          $  117         $  785         $   949
  Long-term debt and other noncurrent
     liabilities...................................       2,186           2,302          3,529           8,017
  Equity...........................................         177             828          2,814           3,819
                                                         ------          ------         ------         -------
                                                         $2,410          $3,247         $7,128         $12,785
                                                         ======          ======         ======         =======

18: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 5, Consumers' 2000 obligation to purchase electric capacity from the MCV Partnership provided 15.3 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
                                                                      IN MILLIONS
Operating revenue(a)........................................    $604      $617      $627
Operating expenses..........................................     392       401       405
                                                                ----      ----      ----
Operating income............................................     212       216       222
Other expense, net..........................................     122       136       142
                                                                ----      ----      ----
Net income..................................................    $ 90      $ 80      $ 80
                                                                ====      ====      ====

                                      CMS-68

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEETS

                           AS OF DECEMBER 31
                           -----------------
                            2000      1999
                            ----      ----
                              IN MILLIONS
ASSETS
Current assets(b)........  $  429    $  397
Plant, net...............   1,671     1,732
Other assets.............     175       170
                           ------    ------
                           $2,275    $2,299
                           ======    ======

                           AS OF DECEMBER 31
                           -----------------
                            2000      1999
                            ----      ----
                              IN MILLIONS
LIABILITIES AND EQUITY
  Current liabilities....  $  316    $  275
  Noncurrent
     liabilities(c)......   1,431     1,586
  Partners' equity(d)....     528       438
                           ------    ------
                           $2,275    $2,299
                           ======    ======

-------------------------
(a) Revenue from Consumers for 2000, 1999, and 1998 totaled $569 million, $586 million and $584 million, respectively.

(b) Receivables from Consumers totaled $43 and $49 million at December 31, 2000 and 1999, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2000 and 1999, the MCV Partnership owed lease obligations of $1.24 billion and $1.36 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2000 lease payments was $52 million and $67 million, respectively, and for the 1999 lease payments was $55 million and $23 million, respectively. As of December 31, 2000 the lease payments service $733 million and $854 million in non-recourse debt outstanding, respectively, of the owner-trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2000 and 1999, the owner-trust made debt payments (including interest) of $212 million and $167 million, respectively. FMLP's earnings for 2000, 1999, and 1998 were $27 million, $24 million, and $23 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which Consumers is amortizing to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until it meets certain financial test requirements. Consumers does not anticipate receiving a cash distribution in the near future.

                                      CMS-69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMS Energy Corporation:

     We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the financial statements, effective January 1, 1998, Consumers Energy Company, a wholly owned subsidiary of CMS Energy Corporation, changed its method of accounting for property taxes and effective January 1, 2000, CMS Energy Corporation changed its method of accounting for oil and gas exploration and production inventories.

/s/ ARTHUR ANDERSEN LLP
Detroit, Michigan,
February 2, 2001

                                      CMS-70

                             CMS ENERGY CORPORATION

                QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION

                                                    2000 (UNAUDITED)
                               ----------------------------------------------------------
      QUARTERS ENDED             MARCH 31          JUNE 30         SEPT. 30       DEC. 31
      --------------             --------          -------         --------       -------
                                            IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue (a)
  (b)......................    $      1,825     $      1,595     $      2,391     $3,187
Pretax operating income
  (loss) (a)(b)............    $        292     $        202     $        244     $  (11)
Consolidated net income
  (loss) (b)...............    $         75     $         79     $         53     $ (171)
Basic earnings (loss) per
  average common share (b)
  (c):
    CMS Energy.............    $       0.66     $       0.72     $       0.49     $(1.44)
    Class G................             N/A              N/A              N/A        N/A
Diluted earnings (loss) per
  average common share (b)
  (c):
    CMS Energy.............    $       0.65     $       0.71     $       0.49     $(1.44)
    Class G................             N/A              N/A              N/A        N/A
Dividends declared per
  common share:
    CMS Energy.............    $      0.365     $      0.365     $      0.365     $0.365
    Class G................             N/A              N/A              N/A        N/A
Common stock prices (e)
  CMS Energy:
    High...................    $    32 1/16     $   23 11/16     $   29 11/16     $32 1/4
    Low....................    $    16 1/16     $     17 3/4     $    22 1/16     $25 1/8
Class G:
    High...................             N/A              N/A              N/A        N/A
    Low....................             N/A              N/A              N/A        N/A

                                                  1999 (UNAUDITED)
                             ----------------------------------------------------------
      QUARTERS ENDED           MARCH 31       JUNE 30      SEPT. 30          DEC. 31
      --------------           --------       -------      --------          -------
                                       IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue (a)
  (b)......................  $      1,537     $1,332     $      1,466     $       1,768
Pretax operating income
  (loss) (a)(b)............  $        245     $  231     $        273     $         135
Consolidated net income
  (loss) (b)...............  $         98     $   75     $         83     $          21
Basic earnings (loss) per
  average common share (b)
  (c):
    CMS Energy.............  $       0.82     $ 0.68     $       0.79     $       (0.08)(d)
    Class G................  $       1.19     $ 0.10     $      (0.38)    $        3.31(d)
Diluted earnings (loss) per
  average common share (b)
  (c):
    CMS Energy.............  $       0.80     $ 0.67     $       0.78     $       (0.08)(d)
    Class G................  $       1.19     $ 0.10     $      (0.38)    $        3.31(d)
Dividends declared per
  common share:
    CMS Energy.............  $       0.33     $ 0.33     $      0.365     $       0.365
    Class G................  $      0.325     $0.325     $       0.34               N/A
Common stock prices (e)
  CMS Energy:
    High...................  $    48 7/16     $47 1/16   $   41 15/16     $     38 1/16
    Low....................  $    39 9/16     $39 1/4    $     33 5/8     $     30 5/16
Class G:
    High...................  $         26     $25 3/8    $     26 7/8     $    24 15/16(f)
    Low....................  $     20 1/8     $20 1/2    $     22 3/8     $      22 1/4(f)

-------------------------
(a) Certain amounts in 1999 were restated for comparative purposes.

(b) Amounts in 2000 were restated to reflect change in method of accounting for oil and gas exploration and production inventories. For further discussion, see Note 3 to the Consolidated Financial Statements.

(c) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.

(d) Includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $ (.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.

(e) Based on New York Stock Exchange -- Composite transactions.

(f) Through October 25, 1999.

                                      CMS-71

                      (This page intentionally left blank)

                                      CMS-72

                            [CONSUMERS ENERGY LOGO]

                           2000 FINANCIAL STATEMENTS

                            CONSUMERS ENERGY COMPANY
                         SELECTED FINANCIAL INFORMATION

                                                               2000     1999     1998     1997     1996
                                                               ----     ----     ----     ----     ----
Operating revenue (in millions).....................    ($)    3,935    3,874    3,709    3,769    3,770
Net income (in millions) (Note 1)...................    ($)      304      340      349      321      296
Net income available to common stockholder (in
  millions).........................................    ($)      268      313      312      284      260
Cash from operations (in millions)..................    ($)      468      791      637      761      672
Capital expenditures, excluding capital lease
  additions and DSM (in millions)...................    ($)      498      444      369      360      410
Total assets (in millions)..........................    ($)    7,773    7,170    7,163    6,949    7,025
Long-term debt, excluding current maturities (in
  millions).........................................    ($)    2,110    2,006    2,007    1,369    1,900
Non-current portion of capital leases (in
  millions).........................................    ($)       49       85      100       74      100
Total preferred stock (in millions).................    ($)       44       44      238      238      356
Total preferred securities (in millions)............    ($)      395      395      220      220      100
Number of preferred shareholders at year-end........           2,365    2,534    5,649    6,178    9,540
Book value per common share at year-end.............    ($)    24.09    23.87    21.94    20.38    19.96
Return on average common equity.....................    (%)     13.3     16.2     17.5     16.8     15.9
Return on average assets............................    (%)      5.7      6.4      6.6      6.2      5.7
Number of full-time equivalent employees at year-end
  Consumers.........................................           8,748    8,736    8,456    8,640    8,938
  Michigan Gas Storage..............................              57       63       65       66       67
ELECTRIC STATISTICS
  Sales (billions of kWh)...........................            41.0     41.0     40.0     37.9     37.1
  Customers (in thousands)..........................           1,691    1,665    1,640    1,617    1,594
  Average sales rate per kWh........................  (cents)   6.56     6.54     6.50     6.57     6.55
GAS STATISTICS
  Sales and transportation deliveries (bcf).........             410      389      360      420      448
  Customers (in thousands)(a).......................           1,611    1,584    1,558    1,533    1,504
  Average sales rate per mcf........................    ($)     4.39     4.52     4.56     4.44     4.45

-------------------------
(a) Excludes off-system transportation customers.

                            CONSUMERS ENERGY COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

     This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this Management's Discussion and Analysis, in Item 1 of this Form 10-K in the section entitled, "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' outlook. This Annual Report also describes material contingencies in Consumers' Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                   YEARS ENDED DECEMBER 31
                                                       ------------------------------------------------
                                                       2000    1999    CHANGE    1999    1998    CHANGE
                                                       ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
Net income available to common stockholder.........    $268    $313     $(45)    $313    $312      $1

     The year 2000 net income available to the common stockholder is $268 million, a decrease of $45 million from 1999. The earnings decrease primarily reflects higher gas costs, which are above the frozen gas commodity rate charged to customers, the impact of a five percent electric rate reduction for residential customers due to the passing of the Customer Choice Act, and the purchase of electricity options, which were not needed due to the milder-than-expected summer temperatures. Partially offsetting these decreases were lower operating costs, including reductions in employee paid absence cost, increased gas distribution service revenue from increased gas deliveries and increased electric delivery revenue from commercial and wholesale customers. The year 1999 net income available to the common stockholder is an increase of $1 million over 1998. This increase includes the net impact of higher electric and gas deliveries and reduced power costs. Changes in regulation have allowed Consumers to temporarily benefit when power costs are lower than those used to establish rates. Somewhat masking these improvements was a change in accounting for property taxes (as described in Note 1) that provided a non-recurring benefit in 1998 of $66 million ($43 million after-tax) and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. In addition, 1999 net income reflects $9 million of gains for the sale of property. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY PRETAX OPERATING INCOME:

                                                                   YEARS ENDED DECEMBER 31
                                                       ------------------------------------------------
                                                       2000    1999    CHANGE    1999    1998    CHANGE
                                                       ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
                                                       $481    $494     $(13)    $494    $475     $19

     For the year 2000, electric utility pretax operating income decreased $13 million from 1999. The earnings decrease reflects increased cost of power, increased costs for the purchase of electricity options and the impact of the five percent residential customer rate reduction resulting from the Customer Choice Act. The increased cost of power also includes additional purchased power costs due to outages at Consumers' generating facilities. These earnings reductions were partially offset by increased electric delivery revenue from commercial and wholesale customers, increased non-commodity revenue and decreased operating expenses. Operating expense reductions resulted primarily from increased nuclear insurance refunds, reduced storm related costs in 2000 and a $11 million reduction in employee paid absence cost.

     For the year 1999, electric utility pretax operating income increased $19 million from 1998. Changes in regulation, effective in 1998, allowed Consumers the opportunity to benefit from reduced power supply costs. In the past, such cost reductions had no impact on net income because Consumers passed on power cost savings to its electric customers. This earnings increase was partially offset by higher depreciation costs for new property and equipment and lower non-commodity revenues. The following table quantifies these impacts on pretax operating income:

                                                                     CHANGE COMPARED TO
                                                                         PRIOR YEAR
                                                                ----------------------------
                                                                2000 VS 1999    1999 VS 1998
                                                                ------------    ------------
                                                                        IN MILLIONS
Electric deliveries.........................................        $ 12            $ 37
Rate decrease...............................................         (22)              0
Power supply costs and related revenue......................         (13)             27
Net energy option costs.....................................         (37)            (19)
Non-commodity revenue.......................................          14             (13)
Operations and maintenance..................................          28              (3)
General taxes and depreciation..............................           5             (10)
                                                                    ----            ----
Total change................................................        $(13)           $ 19
                                                                    ====            ====

     ELECTRIC DELIVERIES: For the year 2000, electric deliveries were 41 billion kWh, similar to 1999; however, in 2000 deliveries to residential, commercial and wholesale customers were higher compared with 1999, while deliveries to industrial customers were lower. For the year 1999, total electric deliveries were 41 billion kWh, an increase of 1 billion kWh or 2.5 percent compared with 1998. In 1999 total electric deliveries increased in all customer classes.

POWER SUPPLY COSTS:

                                                                 YEARS ENDED DECEMBER 31
                                                 --------------------------------------------------------
                                                  2000      1999     CHANGE     1999      1998     CHANGE
                                                  ----      ----     ------     ----      ----     ------
                                                                       IN MILLIONS
                                                 $1,260    $1,193     $67      $1,193    $1,175     $18

     For the year 2000, the increase in power supply costs was due to unscheduled plant outages. These outages required increased purchases of higher cost power to meet demand. For the year 1999, power supply cost increases reflect higher internal generation to meet the increased demand for electricity and increased power options costs as compared to 1998.

     For the years 2000 and 1999 respectively, Consumers purchased $51 million and $19 million of energy options for physical delivery of electricity to ensure a reliable source of power during the summer months. As a result of periodic excess daily capacity, some options were sold for $1 million and $6 million in the years 2000 and 1999, respectively. All of the remaining options were exercised or expired. Consumers reflected the costs relating to the expired options and the income received from the sale of options, as purchased power costs.

GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY PRETAX OPERATING INCOME:

                                                                    YEARS ENDED DECEMBER 31
                                                        ------------------------------------------------
                                                        2000    1999    CHANGE    1999    1998    CHANGE
                                                        ----    ----    ------    ----    ----    ------
                                                                          IN MILLIONS
                                                        $98     $132     $(34)    $132    $126      $6

     For the year 2000, gas utility pretax operating income decreased by $34 million from 1999. The earnings decrease primarily reflects increased gas costs and the recording of a regulatory liability related to the increased gas costs, which were significantly above the gas commodity rate being collected from Consumers' gas customers. This commodity rate, which is frozen through March 31, 2001, relates to a three-year experimental gas choice pilot program, which provided Consumers the opportunity to benefit or lose from changes in gas commodity costs. See Note 2, Uncertainties, "Gas Rate Matters -- Gas Restructuring", for more detailed information on this matter. Partially offsetting these decreases in earnings were increased gas distribution service revenue from increased gas deliveries due to colder heating season temperatures during the fourth quarter of 2000, increased gas wholesale and retail services revenue and lower operating costs and a benefit of $5 million related to reductions in employee paid absence cost. For the year 1999, gas pretax operating income increased by $6 million from 1998. The earnings increase is primarily the result of increased gas distribution service revenue from increased gas deliveries due to colder temperatures during the first and fourth quarters of 1999 and increased revenues from gas wholesale and retail services activity. Partially offsetting this earnings increase were a regulatory disallowance, higher operation and maintenance costs, and increased depreciation and general taxes due to new property and equipment. The following table quantifies these impacts on Pretax Operating Income.

                                                                     CHANGE COMPARED TO
                                                                         PRIOR YEAR
                                                                ----------------------------
                                                                2000 VS 1999    1999 VS 1998
                                                                ------------    ------------
                                                                        IN MILLIONS
Gas deliveries..............................................        $ 17            $ 32
Gas commodity and related revenue...........................         (64)             (5)
Gas wholesale and retail services...........................           4               5
Operation and maintenance...................................          11             (14)
General taxes and depreciation..............................          (2)            (12)
                                                                    ----            ----
       Total change.........................................        $(34)           $  6
                                                                    ====            ====

     GAS DELIVERIES: For the year 2000, gas system deliveries, including miscellaneous transportation, totaled 410 bcf, an increase of 21 bcf or 5 percent compared with 1999. The increased deliveries reflect colder heating season temperatures in the fourth quarter of 2000. For the year 1999, system deliveries, including miscellaneous transportation, totaled 389 bcf, an increase of 29 bcf or 8 percent compared with 1998. The increased deliveries reflect colder temperatures during the first quarter of 1999.

COST OF GAS SOLD:

                                                                   YEARS ENDED DECEMBER 31
                                                       ------------------------------------------------
                                                       2000    1999    CHANGE    1999    1998    CHANGE
                                                       ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
                                                       $719    $637     $82      $637    $564     $73

     For the year 2000, the cost of gas sold increase was the result of increased gas costs and increased sales from colder heating season temperatures during 2000. For the year 1999, the cost of gas sold increase was the result of increased sales from colder temperatures during 1999 and higher gas costs.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     OPERATING ACTIVITIES: Consumers derives cash from operating activities involving the sale and transportation of natural gas and the generation, transmission, distribution and sale of electricity. Cash from operations totaled $468 million and $791 million for 2000 and 1999, respectively. The $323 million decrease was primarily due to a $33 million increase in gas costs, a $50 million increase in purchased electricity options, and a $31 million electric rate reduction required by the Customer Choice Act as discussed in the results of operations. The decrease in cash was also affected by a $183 million increase in accounts receivable. For additional information, see Note 12, Supplemental Cash Flow Information. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

     INVESTING ACTIVITIES: Cash used for investing activities totaled $557 million and $519 million for 2000 and 1999, respectively. The change of $38 million is primarily the result of a $54 million increase in capital expenditures offset by a $15 million decrease in the cost to retire property.

     FINANCING ACTIVITIES: Cash provided by financing activities totaled $92 for 2000 compared to $279 million used in 1999. The change of $371 million is primarily the result of a $477 million net increase in the proceeds from the refinancing and issuance of Consumers' debt. Offsetting this increase is the absence of $200 million retirement of preferred stock, the absence of $150 million capital contribution from Consumers' common stockholder, and the absence of $169 million in proceeds from the issuance of preferred securities.

     OTHER INVESTING AND FINANCING MATTERS: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these sources of funds, see Note 1, "Nuclear Fuel Cost" and Note 3, Short-Term Financing and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

     Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments over the next three years. Consumers prepares these estimates for planning purposes and may revise them.

                                                                    YEARS ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                2001    2002    2003
                                                                ----    ----    ----
                                                                    IN MILLIONS
Construction................................................    $653    $650    $466
Nuclear fuel lease..........................................      16      26      --
Capital leases other than nuclear fuel......................      31      24      24
                                                                ----    ----    ----
                                                                $700    $700    $490
                                                                ====    ====    ====
Electric utility operations (a)(b)..........................    $555    $555    $355
Gas utility operations (a)..................................     145     145     135
                                                                ----    ----    ----
                                                                $700    $700    $490
                                                                ====    ====    ====

-------------------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 2, Uncertainties.

ELECTRIC BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric system deliveries to grow an average of approximately two and one half percent per year based primarily on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows all customers to choose their electricity supplier beginning January 1, 2002, or of changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

     COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act, passed by the Michigan Legislature, as a result of repeated efforts to enact electric utility restructuring legislation, became effective June 2000.

     The intent of the Customer Choice Act is to transition the retail electric businesses in Michigan to competition. Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts.

     In 1996, as a result of efforts to transition the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC, effective January 1, 2001. Detroit Edison and Consumers have negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but have expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The parties have extended the effective termination date of the operating agreement to March 31, 2001. Consumers does not anticipate that the restructuring of the MEPCC will cause it a material adverse impact. Consumers expects to implement systems and procedures to perform independent merchant operations by April 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the financial impact of terminating these joint merchant operations.

     Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

     In part, because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. This represents the first step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

     Consumers cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

     RATE MATTERS: Prior to the enactment of the Customer Choice Act, there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of this legislation, the MPSC dismissed certain rate proceedings and a complaint filed by ABATE seeking a reduction in rates.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2,

Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate Matters -- Electric Proceedings," incorporated by reference herein.

     NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties, "Other Electric Uncertainties -- Nuclear Matters."

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the successful sale of Securitization bonds on a timely basis; d) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; and e) the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

GAS BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average of about one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy costs, changes in competitive conditions, and the level of natural gas consumption per customer.

     GAS RESTRUCTURING: On April 1, 1998, Consumers implemented an experimental gas customer choice pilot program. The pilot program ends March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of December 31, 2000, more than 150,000 customers chose alternative gas suppliers, representing approximately 38 bcf of gas requirements. Customers who choose to remain sales customers of Consumers will have fixed gas commodity rates through the end of the program. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain predetermined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between Consumers and marketers, including its affiliated marketers. In October 2000, the MPSC approved Consumers' application for a permanent gas customer choice program commencing April 1, 2001. Under the permanent gas customer choice program, Consumers will no longer be subject to a frozen gas commodity cost and delivery charge. Consumers will then return to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001, up to 900,000 gas customers by April 1, 2002, and all of Consumers' gas customers beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

     During the last year of the experimental pilot program, significant increases in gas costs had exposed Consumers to gas commodity losses. In the second quarter 2000, Consumers recorded a regulatory liability of $45 million to reflect estimated losses due to increases in natural gas commodity costs. In October 2000, the MPSC approved Consumers' accounting application to revise its inventory accounting and reclassify low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to immediately begin to include the cost of its recoverable base gas with higher cost purchased gas. Consumers expects the gas accounting order to eliminate the need for Consumers to recognize any further losses related to gas commodity cost underrecoveries.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program 4) implementation of a suspended GCR clause and any initiatives undertaken to protect against gas price increases; and 5) market and regulation responses to increases in gas costs. For detailed information about these uncertainties see Note 2, Uncertainties, incorporated by reference herein.

OTHER OUTLOOK

     Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

     Effective January 1, 2001, Consumers adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. For a detailed discussion of the effects of the standard, including earnings volatility, and the financial impact upon adoption, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, Implementation of New Accounting Standards, Note 2, Uncertainties, and Note 3, Short-Term Financings and Capitalization, incorporated by reference herein.

     In the year 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125. SFAS No. 140 revises the criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. Certain disclosures and amendments of collateral provisions are effective for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Consumers has adopted the disclosure requirements effective December 31, 2000, and does not expect that the other provisions of SFAS No. 140 will have a material impact on Consumers' consolidated results of operations or financial position.

DERIVATIVES AND HEDGES

     MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices in which Consumers holds less than a 20 percent interest. Consumers' derivative activities are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The goal of the risk management policy is to measure and limit overall energy commodity risk by implementing an enterprise-wide policy across all business units. This allows the use of hedges between business units before utilizing derivatives with external third parties. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that an opposite movement of the value of the hedged risk would offset any losses incurred on derivative instruments used to hedge that risk. Consumers enters into all derivative financial instruments for purposes other than trading.

     In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon hypothetical 10 percent adverse changes in market rates or prices. Consumers determines fair value based upon mathematical models using current and historical pricing data. Management does not believe that sensitivity analyses alone provides an accurate or reliable method for monitoring and controlling risks. Therefore, Consumers relies on the experience and judgment of senior management and traders to revise strategies and adjust positions, as they deem necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

     EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. A hypothetical 10 percent adverse change in market price would result in a $11 million change in its equity investment. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

     INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of December 31, 2000 Consumers had outstanding $843 million of variable-rate debt. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers exposure to earnings, before tax, would be $5 million. In order to minimize adverse interest-rate changes, Consumers entered into floating-to-fixed interest rate swap agreements for a total notional amount of $300 million. These swaps exchange variable-rate interest payment obligations to fixed-rate obligations to minimize the impact of potential adverse interest rate changes. As of December 31, 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.583 billion with a fair value of $2.515 billion. Assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $133 million to the fair value of these instruments if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or, cash flows. For further discussion Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

     COMMODITY MARKET RISK: Consumers uses electricity and gas call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers electric needs. Consumers also uses a combination of gas written put and purchased call options to manage the cost of gas supplied to its customers.

     At December 31, 2000, the fair value, based on quoted future market prices, of electricity-related option and swap contracts was $126 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $16 million. As of December 31, 2000, Consumers had an asset of $86 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid.

     In addition, Consumers recognized an asset of $1 million associated with net premiums paid for the combination gas written put and purchased call options. At December 31, 2000, these options had a fair value of $25 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $6 million. For further discussion on commodity derivatives see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

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

     During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The total effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
OPERATING REVENUE
  Electric..................................................    $2,676    $2,667    $2,606
  Gas.......................................................     1,196     1,156     1,051
  Other.....................................................        63        51        52
                                                                ------    ------    ------
                                                                 3,935     3,874     3,709
                                                                ------    ------    ------
OPERATING EXPENSES
  Operation Fuel for electric generation....................       324       336       317
    Purchased power -- related parties......................       534       560       573
    Purchased and interchange power.........................       402       297       285
    Cost of gas sold........................................       719       637       564
    Other...................................................       526       570       544
                                                                ------    ------    ------
                                                                 2,505     2,400     2,283
  Maintenance...............................................       172       174       173
  Depreciation, depletion and amortization..................       426       424       403
  General taxes.............................................       197       201       201
                                                                ------    ------    ------
                                                                 3,300     3,199     3,060
                                                                ------    ------    ------
PRETAX OPERATING INCOME
  Electric..................................................       481       494       475
  Gas.......................................................        98       132       126
  Other.....................................................        56        49        48
                                                                ------    ------    ------
                                                                   635       675       649
                                                                ------    ------    ------
OTHER INCOME (DEDUCTIONS)
  Loss on MCV power purchases...............................        --        --       (37)
  Dividends and interest from affiliates....................        10        11        14
  Accretion income (Note 1).................................         2         4         6
  Accretion expense (Note 1)................................        (7)      (14)      (16)
  Other, net................................................        (5)       17        --
                                                                ------    ------    ------
                                                                    --        18       (33)
                                                                ------    ------    ------
INTEREST CHARGES
  Interest on long-term debt................................       141       140       138
  Other interest............................................        44        41        38
  Capitalized interest......................................        (2)       --        (1)
                                                                ------    ------    ------
                                                                   183       181       175
                                                                ------    ------    ------
NET INCOME BEFORE INCOME TAXES..............................       452       512       441
INCOME TAXES................................................       148       172       135
                                                                ------    ------    ------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................       304       340       306
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PROPERTY
  TAXES, NET OF $23 TAX (NOTE 1)............................        --        --        43
                                                                ------    ------    ------
NET INCOME..................................................       304       340       349
PREFERRED STOCK DIVIDENDS...................................         2         6        19
PREFERRED SECURITIES DISTRIBUTIONS..........................        34        21        18
                                                                ------    ------    ------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................    $  268    $  313    $  312
                                                                ======    ======    ======

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2000     1999      1998
                                                                ----     ----      ----
                                                                      IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................    $ 304    $ 340    $  349
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation, depletion and amortization (includes
        nuclear decommissioning of $39, $50 and $51,
        respectively).......................................      426      424       403
       Regulatory liability -- gas choice...................       33       --        --
       Capital lease and other amortization.................       32       35        36
       Accretion expense....................................        7       14        16
       Cumulative effect of accounting change...............       --       --       (66)
       Loss on MCV power purchases..........................       --       --        37
       Accretion income -- abandoned Midland project........       (2)      (4)       (6)
       Deferred income taxes and investment tax credit......       (9)       2        21
       Undistributed earnings of related parties (net of
        dividends, $8, $10 and $12, respectively)...........      (49)     (40)      (38)
       MCV power purchases..................................      (60)     (62)      (64)
       Changes in other assets and liabilities..............     (214)      82       (51)
                                                                -----    -----    ------
          Net cash provided by operating activities.........      468      791       637
                                                                -----    -----    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease).................................................     (498)    (444)     (369)
  Cost to retire property, net..............................      (78)     (93)      (83)
  Investments in nuclear decommissioning trust funds........      (39)     (50)      (51)
  Investment in Electric Restructuring Implementation
     Plan...................................................      (29)     (32)      (17)
  Proceeds from nuclear decommissioning trust funds.........       37       43        53
  Associated company preferred stock redemption.............       50       50        50
  Proceeds from the sale of two non-utility partnerships....       --       --        27
  Other.....................................................       --        7         4
                                                                -----    -----    ------
     Net cash used in investing activities..................     (557)    (519)     (386)
                                                                -----    -----    ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of common stock dividends.........................     (245)    (262)     (241)
  Preferred securities distributions........................      (34)     (21)      (18)
  Payment of capital lease obligations......................      (32)     (33)      (35)
  Retirement of bonds and other long-term debt..............       (9)     (87)     (854)
  Payment of preferred stock dividends......................       (2)     (10)      (19)
  Retirement of preferred stock.............................       --     (200)       --
  Contribution from (return of equity to) stockholder.......       --      150        50
  Proceeds from preferred securities........................       --      169        --
  Increase (decrease) in notes payable, net.................      189       --      (162)
  Proceeds from senior notes & bank loans...................      225       15     1,046
                                                                -----    -----    ------
     Net cash provided from (used in) financing
      activities............................................       92     (279)     (233)
                                                                -----    -----    ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENT................................................        3       (7)       18
  Cash and temporary cash investments -- Beginning of
     year...................................................       18       25         7
                                                                -----    -----    ------
     End of year............................................    $  21    $  18    $   25
                                                                =====    =====    ======

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2000     1999      1998
                                                                ----     ----      ----
                                                                      IN MILLIONS
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)................    $ 183    $ 168    $  161
  Income taxes paid (net of refunds)........................      149      187       153
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease...................    $   4    $   6    $   46
  Other assets placed under capital leases..................       15       14        14

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
                                                                  IN MILLIONS
ASSETS
PLANT (AT ORIGINAL COST)
  Electric..................................................    $7,241    $6,981
  Gas.......................................................     2,503     2,461
  Other.....................................................        23        25
                                                                ------    ------
                                                                 9,767     9,467
  Less accumulated depreciation, depletion and
     amortization...........................................     5,768     5,643
                                                                ------    ------
                                                                 3,999     3,824
  Construction work-in-progress.............................       279       199
                                                                ------    ------
                                                                 4,278     4,023
                                                                ------    ------
INVESTMENTS
  Stock of affiliates.......................................        86       139
  First Midland Limited Partnership.........................       245       240
  Midland Cogeneration Venture Limited Partnership..........       290       247
                                                                ------    ------
                                                                   621       626
                                                                ------    ------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market....................................        21        18
  Accounts receivable and accrued revenue, less allowances
     of $3 in 2000 and $4 in 1999...........................       225        98
  Accounts receivable -- related parties....................       111        67
  Inventories at average cost
     Gas in underground storage.............................       271       216
     Materials and supplies.................................        66        62
     Generating plant fuel stock............................        46        46
  Prepaid property taxes....................................       136       139
  Regulatory assets.........................................        19        31
  Deferred income taxes.....................................         2         8
  Other.....................................................        13        14
                                                                ------    ------
                                                                   910       699
                                                                ------    ------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs...................................       709        --
     Postretirement benefits................................       232       341
     Abandoned Midland project..............................        22        48
     Unamortized nuclear costs..............................         6       519
     Other..................................................        87       125
  Nuclear decommissioning trust funds.......................       611       602
  Other.....................................................       297       187
                                                                ------    ------
                                                                 1,964     1,822
                                                                ------    ------
TOTAL ASSETS................................................    $7,773    $7,170
                                                                ======    ======

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
                                                                  IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (NOTE 3)
  Common stockholder's equity
     Common stock...........................................    $  841    $  841
     Paid-in capital........................................       646       645
     Revaluation capital....................................        33        37
     Retained earnings since December 31, 1992..............       506       485
                                                                ------    ------
                                                                 2,026     2,008
  Preferred stock...........................................        44        44
  Company-obligated mandatorily redeemable preferred
     securities of:
     Consumers Power Company Financing I (a)................       100       100
     Consumers Energy Company Financing II (a)..............       120       120
     Consumers Energy Company Financing III (a).............       175       175
  Long-term debt............................................     2,110     2,006
  Non-current portion of capital leases.....................        49        85
                                                                ------    ------
                                                                 4,624     4,538
                                                                ------    ------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases......       231        90
  Notes payable.............................................       403       214
  Accounts payable..........................................       254       224
  Accrued taxes.............................................       247       232
  Accounts payable -- related parties.......................        67        82
  Other.....................................................       253       234
                                                                ------    ------
                                                                 1,455     1,076
                                                                ------    ------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................       716       700
  Postretirement benefits...................................       366       420
  Regulatory liabilities for income taxes, net..............       246        64
  Deferred investment tax credit............................       109       125
  Other.....................................................       257       247
                                                                ------    ------
                                                                 1,694     1,556
                                                                ------    ------
  Commitments and Contingencies (Notes 1, 2, 8 and 11)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES..............    $7,773    $7,170
                                                                ======    ======

-------------------------
(a)  See Note 3, Short-Term Financings and Capitalization

      The accompanying notes are an integral part of these Balance Sheets.

                            CONSUMERS ENERGY COMPANY

                   CONSOLIDATED STATEMENTS OF LONG-TERM DEBT

                                                                                       DECEMBER 31
                                                                                     ----------------
                                                                SERIES(%)             2000      1999
                                                                ---------             ----      ----
                                                                                       IN MILLIONS
FIRST MORTGAGE BONDS........................................    6 3/8        2003    $  300    $  300
                                                                7 3/8        2023       263       263
                                                                                     ------    ------
                                                                                        563       563
SENIOR NOTES................................................    Floating     2001       125        --
                                                                Floating     2002(a)    100        --
                                                                6 3/8        2008(b)    250       250
                                                                6 7/8        2018       225       225
                                                                6 1/5        2008       250       250
                                                                6 1/2        2018(c)    200       200
                                                                6 1/2        2028       145       149
                                                                                     ------    ------
                                                                                      1,858     1,637
LONG-TERM BANK DEBT.........................................                            190       190
POLLUTION CONTROL REVENUE BONDS.............................                            126       131
NUCLEAR FUEL DISPOSAL(D)....................................                            130       123
                                                                                     ------    ------
PRINCIPAL AMOUNT OUTSTANDING................................                          2,304     2,081
CURRENT AMOUNTS.............................................                           (175)      (55)
NET UNAMORTIZED DISCOUNT....................................                            (19)      (20)
                                                                                     ------    ------
TOTAL LONG-TERM DEBT........................................                         $2,110    $2,006
                                                                                     ======    ======

LONG-TERM DEBT MATURITIES

                                                     FIRST MORTGAGE    SENIOR    LONG-TERM
                                                         BONDS         NOTES     BANK DEBT    OTHER    TOTAL
                                                     --------------    ------    ---------    -----    -----
                                                                           IN MILLIONS
2001.............................................         $ --          $125        $50        --      $175
2002.............................................           --           100         94        --       194
2003.............................................          300           250(b)      41        --       591
2004.............................................           --            --         --        --        --
2005.............................................           --           200(c)      --        --       200

-------------------------
(a)  Consumers has the option to redeem these notes after November 15, 2001

(b) These Notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003

(c) Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005

(d)  Due date uncertain (see Note 1)

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                            OPTIONAL                DECEMBER 31
                                                           REDEMPTION    ----------------------------------
                                                 SERIES      PRICE        2000       1999      2000    1999
                                                 ------    ----------     ----       ----      ----    ----
                                                                          NUMBER OF SHARES     IN MILLIONS
PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares, with no mandatory
     redemption..............................    $4.16      $103.25       68,451     68,451    $ 7     $ 7
                                                  4.50       110.00      373,148    373,148     37      37
                                                                                               ---     ---
TOTAL PREFERRED STOCK........................                                                  $44     $44
                                                                                               ===     ===

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
COMMON STOCK
  At beginning and end of period(a).........................    $  841    $  841    $  841
                                                                ------    ------    ------
OTHER PAID-IN CAPITAL
  At beginning of period....................................       645       502       452
  Capital stock expense.....................................        --        (7)       --
  Stockholder's contribution................................        --       150       100
  Return of stockholder's contribution......................        --        --       (50)
  Miscellaneous.............................................         1        --        --
                                                                ------    ------    ------
  At end of period..........................................       646       645       502
                                                                ------    ------    ------
REVALUATION CAPITAL
  At beginning of period....................................        37        68        58
  Change in unrealized investment -- gain (loss)(b).........        (4)      (31)       10
                                                                ------    ------    ------
  At end of period..........................................        33        37        68
                                                                ------    ------    ------
RETAINED EARNINGS
  At beginning of period....................................       485       434       363
  Net income(b).............................................       304       340       349
  Cash dividends declared -- Common Stock...................      (247)     (262)     (241)
  Cash dividends declared -- Preferred Stock................        (2)       (6)      (19)
  Preferred securities distributions........................       (34)      (21)      (18)
                                                                ------    ------    ------
  At end of period..........................................       506       485       434
                                                                ------    ------    ------
TOTAL COMMON STOCKHOLDER'S EQUITY...........................    $2,026    $2,008    $1,845
                                                                ======    ======    ======

-------------------------
(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:

    Revaluation capital
      Unrealized investment -- gain (loss), net of tax of $(2),
         $(17) and $6, respectively.............................    $   (4)   $  (31)   $   10
    Net income..................................................       304       340       349
                                                                    ------    ------    ------
    Total Comprehensive Income..................................    $  300    $  309    $  359
                                                                    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

     BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers prepared the financial statements in conformity with generally accepted accounting principles that include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates and assumptions are also used in the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and natural gas, and the storage of natural gas, are recognized as services are provided. Therefore, revenues include the accrual of electricity or gas consumed and/or delivered, but not billed at month-end.

     ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, in 1992, Consumers recorded a loss for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 2). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

     GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records nonrecoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

     MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.1 percent for 2000, 3.0 percent for 1999 and 3.5 percent for 1998. The composite rate for gas utility property was 4.4 percent for 2000 and 1999 and 4.2 percent for 1998. The composite rate for other property was 10.7 percent for 2000, 8.6 percent for 1999 and 7.4 percent for 1998.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2000, Consumers has a recorded liability to the DOE of $130 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers, and certain other utilities, participated has not been successful in producing more specific relief for the DOE's failure to comply.

     In July 2000, the DOE reached an agreement with another utility to address the DOE's delay in accepting spent fuel. The DOE may use the agreement as a framework that it could apply to other nuclear power plants. Consumers is evaluating this matter further. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is evaluating those rulings and their applicability to its contracts with the DOE.

     NUCLEAR PLANT DECOMMISSIONING: In 2000, Consumers collected $39 million from its electric customers for decommissioning its two nuclear plants. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 1999, Consumers received a decommissioning order from the MPSC that approved estimated decommissioning costs for Big Rock and Palisades that were $294 million and $518 million in 1997 dollars, respectively. Using the inflation factors presented to the MPSC in order to escalate the estimated decommissioning costs to 2000 dollars, the Big Rock and Palisades estimated decommissioning costs are $325 million and $592 million, respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The March 22, 1999 MPSC order set the annual decommissioning surcharge for Big Rock at $32 million through December 31, 2000 and the December 16, 1999 MPSC order set the annual decommissioning surcharge for Palisades at $6 million a year. Consumers is required to file a "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2001. In December 2000, the NRC extended the Palisades' operating license to March 2011. The impact of this extension will be evaluated as part of Consumers' March 31, 2001 Report to the MPSC.

     In 1997, Big Rock closed permanently even though the plant was originally scheduled to close on May 31, 2000, at the end of the plant's operating license, and plant decommissioning began. It may take five to ten years to return the site to its original condition. For 2000, Consumers incurred costs of $36 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $37 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $162 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $149 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2000, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $179 million for Big Rock.

     After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' original NRC license would have expired in 2007 and the trust funds were estimated to have accumulated $667 million, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $1.9 billion, including trust earnings, over this decommissioning period. At December 31, 2000, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $432 million for Palisades.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Consumers amortizes premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt over the terms of the respective issues. For the regulated portions of our businesses, if debt is refinanced, Consumers amortizes any unamortized premiums, discounts and expenses over the term of the new debt, as allowed under regulated utility accounting.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RECLASSIFICATIONS: Consumers reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

     RELATED-PARTY TRANSACTIONS: At December 31, 2000 and 1999, Consumers' investment in Enterprises' preferred stock was $50 million and $100 million, respectively. The remaining $50 million will be paid to Consumers within one year. The amount is classified on the balance sheet in accounts receivable-related parties. In addition, Consumers has an investment in 2.7 million shares of CMS Energy Common Stock with a fair value totaling $86 million at December 31, 2000 (see Note 5). From these two investments, Consumers received dividends from affiliates' common and preferred stock totaling $10 million, $11 million, and $14 million in 2000, 1999 and 1998, respectively.

     Consumers purchases a portion of its gas from CMS Oil and Gas. The purchases for the years ended 2000, 1999 and 1998 were $3 million, $19 million and $24 million, respectively. In 2000, 1999 and 1998, Consumers paid $51 million, $52 million and $51 million, respectively, for electric generating capacity and energy from affiliates of Enterprises. Consumers pays a portion of its gas transportation costs to Panhandle and its subsidiary Trunkline. In 2000 and 1999 transportation fees paid was $38 million and $33 million, respectively. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $26 million, $23 million and $13 million in 2000, 1999 and 1998, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

     UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of December 31, 2000, Consumers had a net investment in energy supply facilities of $1.109 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring."

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years.

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
                                                                  IN MILLIONS
Securitization costs (Note 2)...............................    $  709    $   --
Unamortized nuclear costs...................................         6       519
Postretirement benefits (Note 7)............................       251       366
Income taxes (Note 4).......................................        24       193
Abandoned Midland project...................................        22        48
Manufactured gas plant sites (Note 2).......................        63        65
DSM -- deferred costs.......................................         6        13
Uranium enrichment facility.................................        --        18
Other.......................................................        18        35
                                                                ------    ------
Total regulatory assets.....................................    $1,099    $1,257
                                                                ======    ======
Income taxes (Note 4).......................................    $ (270)   $ (257)
Gas customer choice reserve.................................       (33)       --
Other.......................................................        (6)      (17)
                                                                ------    ------
Total regulatory liabilities................................    $ (309)   $ (274)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $470 million, net of tax (See Note 2, Electric Rate Matters). Accordingly, in December 2000, Consumers established a regulatory asset for securitization costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. As a result, regulatory assets totaling $709 million were transferred to the regulatory asset Securitization Costs from the following regulatory asset components:

Unamortized nuclear costs...................................    $405
Postretirement benefits.....................................      84
Income taxes................................................     203
Uranium enrichment facility.................................      16
Other.......................................................       1
                                                                ----
Total securitized regulatory assets.........................    $709
                                                                ====

     RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS: Consumers and its subsidiaries use derivative instruments, including swaps and options, to manage exposure to fluctuations in interest rates and commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: 1) the hedged item must expose the enterprise to price and interest rate risk; and 2) the derivative must reduce that exposure and must be designated as a hedge.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. Consumers considers the risk of nonperformance by the counterparties remote.

     Consumers enters into interest rate swap agreements to exchange variable-rate interest payment obligations for fixed-rate obligations without exchanging the underlying notional amounts. These agreements convert variable-rate debt to fixed-rate debt in order to reduce the impact of interest rate fluctuations. The notional

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. For further discussion see Note 3, Short-Term Financing and Capitalization, "Derivative Activities".

     Consumers uses electric power purchase and gas fuel for generation call option contracts, and commodity price swap agreements, to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers electric needs. Consumers also uses a combination of written put and purchased call options to manage the cost of gas supplied to its customers. For further discussion on commodity derivatives see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

     OTHER: For significant accounting policies regarding income taxes, see Note 4; for executive incentive compensation, see Note 6; and for pensions and other postretirement benefits, see Note 7.

     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: In December 1999, the SEC released SAB No. 101, Revenue Recognition, summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff deferred the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Consumers adopted the provisions of SAB No. 101 as of October 1, 2000. The impact of adopting SAB No. 101 is not material to Consumers consolidated results of operations or financial position.

     Effective January 1, 2001, Consumers adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted. SFAS No. 133 requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument, on the balance sheet as either assets or liabilities. This standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Upon initial adoption of the standard, Consumers will record the difference between the current fair value of the contract and the recorded book value of the contract as a cumulative effect type adjustment to accumulated other comprehensive income. Consumers determines fair value based upon mathematical models using current and historical pricing data.

     Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception under the standard and are therefore not subject to derivative accounting. Consumers does, however, use certain derivative instruments to limit its exposure to gas commodity price risk and interest rate risk.

     The estimated financial statement impact of recording the SFAS No. 133 transition adjustment associated with these derivatives on January 1, 2001 is as follows:

                                                                IN MILLIONS
Cumulative effect on accumulated other comprehensive income
  from a change in accounting principle, net of tax.........        $16

     The cumulative effect on accumulated other comprehensive income from a change in accounting principle relates to gas options and gas fuel and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce, or be charged to, cost of gas, cost of power, or interest expense, respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers expects to record $24 million as a reduction to cost of gas, $2 million as a reduction to cost of power, and $2 million as an increase to interest expense in 2001.

     After January 1, 2001, certain gas option contracts will not qualify for cash flow hedge accounting under SFAS No. 133, and Consumers will therefore record any change in fair value subsequent to January 1, 2001 directly in earnings, which could cause earnings volatility.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts remains uncertain. Consumers is currently accounting for electric call option contracts and other electric option-like contracts as derivatives that qualify for the normal purchase exception of SFAS No. 133, and as such, has not recorded these contracts on the balance sheet at fair value. The ultimate financial statement impact depends upon resolution of these industry specific issues with the FASB and could be materially different than stated above. For further discussion of derivative activities, see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financings and Capitalization.

     CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES: During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change better matches property tax expense with the services provided by the taxing authorities and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). In 1998, the cumulative effect of this one-time change in accounting increased other income by $66 million, and earnings, net of tax, by $43 million.

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

     1997 EPA Revised NOx and Small Particulate Emissions Standards -- In 1997, the EPA revised these standards to impose further limitations on nitrogen oxide and small particulate-related emissions. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA's implementation plan was not lawful. While this case has been pending in federal courts, and while continuing through the lower federal courts as ordered by the Supreme Court, the EPA suspended the standards under the 1997 rule and reinstated the pre-1997 standards.

     1998 EPA Plan for NOx Emissions -- In 1998, based in part upon the 1997 standards, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Consumers anticipates a reduction in nitrogen oxide emissions by 2004 to only 32 percent of levels allowed for the year 2000.

     Section 126 Petitions -- In December 1999, the EPA Administrator signed a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the 1998 plan for NOx emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

     Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

     Cost of Environmental Law Compliance -- To meet the EPA's 1998 rule and/or the Section 126 nitrous oxide emission rules, the estimated cost to Consumers will be between $290 million and $500 million, calculated in year 2000 dollars. The lower estimate represents the capital expenditure level that would satisfactorily meet the proposed emissions limits but would result in higher operating expense. The higher estimate in the range includes expenditures that result in lower operating costs while complying with the proposed emissions limit. Consumers anticipates that it will incur these capital expenditures between 2000 and either 2003 or 2004, depending upon

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether the EPA prevails in the Section 126 litigation. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

     Consumers may need an equivalent amount of capital expenditures to comply with the new small particulate standards sometime after 2004.

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

     Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of December 31, 2000, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers is studying the remaining materials and determining options and their related costs.

ELECTRIC RATE MATTERS

     ELECTRIC RESTRUCTURING: Since 1997, the Michigan Legislature has been considering electric utility restructuring legislation. These efforts finally resulted in the passage of the Customer Choice Act, which became effective June 5, 2000.

     The Customer Choice Act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance stranded costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; and 8) allows for the recovery of stranded costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC approved RTO or to an independent transmission owner.

     In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Securitization of approximately $470 million in qualified costs, which were primarily regulatory assets, consisting of electric utility stranded generation costs, plus recovery of the expenses of the Securitization. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset the majority of the revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

     In January 2001, Consumers accepted the MPSC's final financing order. The final financing order has been appealed by the Attorney General of Michigan. Consumers cannot predict the outcome of the appeal or its effect on the schedule for issuance of Securitization bonds. Beginning January 1, 2001, and continuing during the appeal period, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. The amortization will be reestablished later, after the Securitization bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required to offset the majority of the revenue impact of the rate reduction over the term of the bonds.

     In September 1999, Consumers began implementing a plan for electric retail customer open access. Consumers submitted this plan to the MPSC in 1998, and in March 1999 the MPSC issued orders that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

     In June 2000, the Court of Appeals issued an opinion relating to a number of consolidated MPSC restructuring orders. The opinion primarily involved issues that the Customer Choice Act has rendered moot. In a separate pending case, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

     POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of January 2001, alternative electric service providers are providing service to 67 MW of retail open access requirements.

     To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2000 was $51 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of December 31, 2000, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2005, at a recognized cost of $86 million, of which $42 million pertains to 2001. Changes in power costs as a result of fluctuating energy prices will not be reflected in rates during the rate freeze period as discussed above.

     TRANSMISSION ASSETS: In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC approved RTO. As the FERC has not made a final disposition of the Alliance RTO, Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in the Alliance RTO.

     In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. The transfer of control to Michigan Transco is expected to occur later in the year 2001. This represents the first step in Consumers' plan to either divest its transmission business to a third party or to transfer control of or to sell it to an RTO. In either event, Consumers' current plan is to remain in the business of generating and distributing electric power to retail customers. In addition, in response to an application that Consumers filed with the MPSC, the MPSC issued an order that stated in part that, if Consumers sells its transmission facilities in the manner described in its application, it would be in compliance with applicable requirements of the Customer Choice Act.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC. Consumers cannot predict the outcome of the rehearing process.

     Before 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, such as, the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003. Consumers will bear the risk of increased costs, including power purchase costs, until that date.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                       IN MILLIONS
Pretax operating income.....................................    $56        $49        $49
Income taxes and other......................................     18         15         15
                                                                ---        ---        ---
Net income..................................................    $38        $34        $34
                                                                ===        ===        ===

     Power Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At December 31, 2000 and December 31, 1999, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $44 million and $78 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999 that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2001    2002    2003    2004    2005
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $39     $38     $37     $36     $35

     Consumers continually evaluates the adequacy of the PPA liability. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Should future results differ from management's assessments, Consumers may have to make additional charges for a given year of up to $33 million, after tax. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     NUCLEAR MATTERS: In March 2000, Palisades received its annual performance review in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. The NRC stated that Palisades continues to operate in a safe

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manner. Further, it stated that over the next few years the NRC plans to conduct only routine inspections at Palisades. In April 2000, the NRC implemented the revised reactor oversight process industry-wide, including for Palisades. As part of that process, in April 2000, Palisades submitted required NRC performance data that indicated that Consumers was within the limits of acceptable performance for which no NRC response is required.

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 2000, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks will be available prior to 2004.

     Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $12.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

     In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria for reactor vessel embrittlement at Palisades will not be reached until 2014. On December 14, 2000, the NRC issued an amendment revising the operating license for Palisades extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

     In November 2000, Consumers signed an agreement to acquire an interest in NMC. In connection with this agreement, Consumers requested approval from the NRC for an amendment to Palisades' operating license designating NMC as the plant's operator. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees will become NMC employees by mid-year 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact is uncertain.

     CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $555 million for 2001, $555 million for 2002, and $355 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

     COMMITMENTS FOR COAL SUPPLIES: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2001 to 2004. Consumers enters into long-term contracts for approximately 60 to 85 percent of its annual coal requirements. In 2000, coal purchases totaled $239 million of which $195 million (81 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. While management intends to take delivery of the commodity, if Consumers' daily capacity exceeds its needs, in rare instances, the options, if marketable, are sold. Consumers believes that these contracts currently qualify for the normal purchase and sales exception of SFAS No. 133; therefore, Consumers will not record the fair value of these contracts on the balance sheet. At January 1, 2001, Consumers had a deferred asset of $86 million associated with premiums for these contracts. As of January 1, 2001, these contracts had a fair value of $123 million, and expire between 2001 and 2005.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Consumers believes that these contracts will be highly effective in achieving offsetting cash flows of future gas purchases. Consumers will record any ineffectiveness, as required by SFAS No. 133, in earnings immediately as part of power costs. At January 1, 2001, Consumers had a derivative asset with a fair value of $3 million, which includes $1 million of premiums paid for these contracts. These contracts expire in 2001.

GAS CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of December 31, 2000, Consumers has an accrued liability of $56 million, (net of expenditures incurred to date), and a regulatory asset of $63 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually. Consumers has initiated lawsuits against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

     GAS RESTRUCTURING: On April 1, 1998, Consumers implemented an experimental gas customer choice pilot program. The pilot program ends March 31, 2001. The program allows up to 300,000 residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. As of December 31, 2000, more than 150,000 customers chose alternative gas suppliers, representing approximately 38 bcf of gas requirements. Customers who choose to remain sales customers of Consumers will have fixed gas commodity rates through the end of the program. This three-year program: 1) freezes gas distribution rates through March 31, 2001, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism with customers if Consumers' earnings exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses the relationship between

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumers and marketers, including its affiliated marketers. In October 2000, the MPSC approved Consumers' application for a permanent gas customer choice program commencing April 1, 2001. Under the permanent gas customer choice program, Consumers will no longer be subject to a frozen gas commodity cost and delivery charge. Consumers will then return to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. Under the permanent gas customer choice program, up to 600,000 of Consumers' natural gas customers will be eligible to participate in the program beginning April 1, 2001, up to 900,000 gas customers by April 1, 2002, and all of Consumers' gas customers beginning April 1, 2003. Consumers would continue to transport and distribute gas to these customers.

     During the last year of the experimental pilot program, significant increases in gas costs had exposed Consumers to gas commodity losses. In the second quarter 2000, Consumers recorded a regulatory liability of $45 million to reflect estimated losses due to increases in natural gas commodity costs. In October 2000, the MPSC approved Consumers' accounting application to revise its inventory accounting and reclassify low-cost, base gas in Consumers' gas storage reservoirs. The MPSC allowed Consumers to immediately begin to include the cost of its recoverable base gas with higher cost purchased gas. Consumers expects the gas accounting order to eliminate the need for Consumers to recognize any further losses related to gas commodity cost underrecoveries.

OTHER GAS UNCERTAINTIES

     CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $145 million for 2001, $145 million for 2002, and $135 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

     COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2001 to 2004. Consumers' 2000 gas requirements totaled 210 bcf at a cost of $608 million, 40 percent of which was under long-term contracts for one year or more. As of the end of 2000, Consumers had 27 percent of its 2001 gas requirements under such long-term contracts, and will supplement them with additional long-term and short-term contracts and spot-market purchases.

     DERIVATIVE ACTIVITIES: Consumers' gas business uses a combination of written put and purchased call options to manage the cost of gas supplied to its customers. These options do not qualify for hedge accounting under SFAS No. 133; therefore, Consumers will record any change in the fair value of these contracts directly in earnings as part of the cost of gas. Consumers is recognizing the net premium to the cost of gas through March 2001 when the contracts expire. As of January 1, 2001, these contracts had a net fair value of $25 million.

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

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3: SHORT-TERM FINANCINGS AND CAPITALIZATION

     AUTHORIZATION: At February 1, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

     SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility and unsecured lines of credit aggregating $190 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2000, a total of $403 million was outstanding at a weighted average interest rate of
7.4 percent, compared with $214 million outstanding at December 31, 1999, at a weighted average interest rate of 6.6 percent.

     Consumers currently has in place a $325 million trade receivables sale program. At December 31, 2000 and 1999, receivables sold under the program totaled $325 million for each year. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

     LONG-TERM FINANCINGS: Consumers issued floating rate senior notes of $225 million in November 2000, maturing in November 15, 2001 and 2002. For detailed information about long-term financing, see the Consolidated Statements of Long-Term Debt.

     FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

     MANDATORILY REDEEMABLE PREFERRED SECURITIES: Consumers has wholly-owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing Trust Preferred Securities. The primary asset of the trusts is a note or debenture of Consumers. The terms of the Trust Preferred Security parallel the terms of the related Consumers' note or debenture. The term, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                    AMOUNT
              CONSUMERS ENERGY COMPANY                           OUTSTANDING
                TRUST AND SECURITIES                             ------------                 EARLIEST
                    DECEMBER 31                         RATE     2000    1999    MATURITY    REDEMPTION
              ------------------------                  ----     ----    ----    --------    ----------
                                                                   IN MILLIONS
Consumers Power Company Financing I, Trust
  Originated Preferred Securities...................    8.36%    $100    $100      2015         2000
Consumers Energy Company Financing II, Trust
  Originated Preferred Securities...................    8.20%    $120    $120      2027         2002
Consumers Energy Company Financing III, Trust
  Originated Preferred Securities...................    9.25%    $175    $175      2029         2004

     OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 5.1 percent at December 31, 2000.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the provisions of its Articles of Incorporation, Consumers had $373 million of unrestricted retained earnings available to pay common dividends at December 31, 2000. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001.

     DERIVATIVE ACTIVITIES: Consumers uses interest-rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as a cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. These swaps fix the interest rate on $300 million of variable rate debt, and expire at varying times from June through December 2001. As of January 1, 2001, these interest rate swaps had a negative fair value of $2 million.

4: INCOME TAXES

     Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers practices full deferred tax accounting for temporary differences as authorized by the MPSC.

     Consumers uses ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                       IN MILLIONS
Current federal income taxes................................    $149       $170       $138
Deferred income taxes, includes $23 for 1998 change in
  accounting (Note 1).......................................       7         11         36
Deferred ITC, net...........................................      (8)        (9)       (16)
                                                                ----       ----       ----
                                                                $148       $172       $158
                                                                ====       ====       ====

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
                                                                   IN MILLIONS
Property....................................................    $  (522)   $  (587)
Securitization costs (Note 2)(a)............................       (185)        --
Unconsolidated investments..................................       (226)      (230)
Postretirement benefits (Note 7)............................        (88)      (128)
Abandoned Midland project...................................         (8)       (17)
Employee benefit obligations, includes postretirement
  benefits of $122 and $134 (Note 7)........................        148        171
Power purchases (Note 2)....................................         24         42
AMT carryforward............................................         53         48
FAS 109 regulatory liability................................         86         22
Other.......................................................          4        (13)
                                                                -------    -------
                                                                $  (714)   $  (692)
                                                                =======    =======
Gross deferred tax liabilities..............................    $(1,365)   $(1,388)
Gross deferred tax assets...................................        651        696
                                                                -------    -------
                                                                $  (714)   $  (692)
                                                                =======    =======

-------------------------
(a) During 2000, Consumers Energy established a regulatory asset for securitization costs of $709 million, before tax, which had previously been recorded in other regulatory asset accounts. As a result, deferred taxes totaling $185 million were transferred from the following components:

Property....................................................    $ (81)
Postretirement benefits.....................................      (29)
FAS 109 regulatory liability................................      (70)
Other.......................................................       (5)
                                                                -----
                                                                $(185)
                                                                =====

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                  ------------------------
                                                                  2000      1999      1998
                                                                  ----      ----      ----
                                                                        IN MILLIONS
Net income..................................................      $304      $340      $349
Income tax expense, includes $23 for 1998 change in
  accounting (Note 1).......................................       148       172       158
Preferred securities distributions..........................       (34)      (21)      (18)
                                                                  ----      ----      ----
Pretax income...............................................       418       491       489
Statutory federal income tax rate...........................      x 35%     x 35%     x 35%
                                                                  ----      ----      ----
Expected income tax expense.................................       146       172       171
Increase (decrease) in taxes from Capitalized overheads
  previously flowed through.................................         5         5         5
  Differences in book and tax depreciation not previously
     deferred...............................................        11        10         3
  ITC amortization/adjustments..............................        (9)       (9)      (16)
  Affiliated companies' dividends...........................        (3)       (4)       (5)
  Other, net................................................        (2)       (2)       --
                                                                  ----      ----      ----
Actual income tax expense...................................      $148      $172      $158
                                                                  ====      ====      ====
Effective tax rate..........................................      35.4%     35.0%     32.3%

5: FINANCIAL INSTRUMENTS

     The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. Consumers estimates the fair values of long-term investments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments, except as shown below, approximate fair value.

                                                                         DECEMBER 31
                                                  ----------------------------------------------------------
                                                             2000                           1999
                                                  ---------------------------    ---------------------------
                                                          FAIR     UNREALIZED            FAIR     UNREALIZED
        AVAILABLE-FOR-SALE SECURITIES             COST    VALUE       GAIN       COST    VALUE       GAIN
        -----------------------------             ----    -----    ----------    ----    -----    ----------
                                                                         IN MILLIONS
Common stock of CMS Energy....................    $ 40    $ 86        $ 46       $ 42    $ 90        $48
SERP..........................................      21      26           5         20      28          8
Nuclear decommissioning investments(a)........     480     611         131        448     602        154

-------------------------
(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

     The carrying amount of long-term debt was $2.1 billion at December 31, 2000 and $2.0 billion at December 31, 1999, and the fair values were $2.0 billion and $1.9 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

6: EXECUTIVE INCENTIVE COMPENSATION

     Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent,

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as amended January 1, 1999, of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. As of December 31, 2000, under the plan, awards of up to 2,274,490 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides for additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2000, 189,327 of the 259,377 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

     The plan grants stock options and stock appreciation rights relating to Common Stock with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year, beginning at the end of the first year. All options expire up to ten years and one month from date of grant. In 1999, all outstanding Class G Common Stock and options were converted to CMS Energy Common Stock and options at an exchange rate of .7041 per Class G Common Stock or option held. The original vesting or exercise period was retained for all converted shares or options. The status

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.

                                                              RESTRICTED
                                                                STOCK                  OPTIONS
                                                              ----------    -----------------------------
                                                                NUMBER       NUMBER      WEIGHTED AVERAGE
                                                              OF SHARES     OF SHARES     EXERCISE PRICE
                                                              ---------     ---------    ----------------
CMS ENERGY COMMON STOCK
Outstanding at January 1, 1998............................     310,351       537,780          $28.84
  Granted.................................................      92,319       116,164          $43.38
  Exercised or Issued.....................................     (74,319)     (123,288)         $28.05
                                                               -------      --------          ------
Outstanding at December 31, 1998..........................     328,351       530,656          $32.21
  Granted.................................................      71,025       250,020          $38.56
  Exercised or Issued.....................................     (80,489)      (68,609)         $29.76
  Forfeited...............................................     (41,890)           --
  Expired.................................................          --       (37,900)         $39.21
  Class G Common Stock Converted..........................       6,060        19,503          $32.64
                                                               -------      --------          ------
Outstanding at December 31, 1999..........................     283,057       693,670          $34.37
  Granted.................................................      81,030       221,900          $17.00
  Exercised or Issued.....................................     (48,979)      (43,368)         $17.48
  Forfeited...............................................     (55,731)           --
  Expired.................................................          --       (30,083)         $31.87
                                                               -------      --------          ------
Outstanding at December 31, 2000..........................     259,377       842,119          $30.75
                                                               =======      ========          ======

                                                              RESTRICTED
                                                                STOCK                  OPTIONS
                                                              ----------    -----------------------------
                                                                NUMBER       NUMBER      WEIGHTED AVERAGE
                                                              OF SHARES     OF SHARES     EXERCISE PRICE
                                                              ---------     ---------    ----------------
CLASS G COMMON STOCK
Outstanding at January 1, 1998............................      19,791        28,000          $18.89
  Granted.................................................      14,720        45,900          $24.50
  Exercised or Issued.....................................      (4,021)           --
                                                               -------      --------          ------
Outstanding at December 31, 1998..........................      30,490        73,900          $22.37
  Granted.................................................       3,427            --
  Exercised or Issued.....................................      (7,360)      (19,000)         $18.45
  Forfeited...............................................     (17,949)           --
  Expired.................................................          --       (27,200)         $24.50
  Converted to CMS Energy Common Stock....................      (8,608)      (27,700)         $22.98
                                                               -------      --------          ------
Outstanding at December 31, 1999..........................          --            --              --
Outstanding at December 31, 2000..........................          --            --              --
                                                               =======      ========          ======

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2000:

                                                             NUMBER          WEIGHTED          WEIGHTED
                       RANGE OF                             OF SHARES        AVERAGE           AVERAGE
                    EXERCISE PRICES                        OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
                    ---------------                        -----------    --------------    --------------
CMS Energy Common Stock:
$17.00 -- $24.75.......................................      295,365        6.89 years          $18.89
$25.39 -- $39.06.......................................      438,590        7.21 years          $35.62
$43.38 -- $43.38.......................................      108,164        7.57 years          $43.38
$17.00 -- $43.38.......................................      842,119        7.14 years          $30.75

     The weighted average fair value of options granted for CMS Energy Common Stock was $1.91 in 2000, $6.08 in 1999, and $6.43 in 1998. The weighted average fair value of options granted for Class G Common Stock was $3.03 in 1998. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                 YEARS ENDED DECEMBER 31
                                                                -------------------------
                                                                2000     1999      1998
                                                                ----     ----      ----
CMS ENERGY COMMON STOCK OPTIONS
Risk-free interest rate.....................................     6.56%    5.66%      5.45%
Expected stock price volatility.............................    26.53%   16.96%     15.93%
Expected dividend rate......................................    $.365    $.365       $.33
Expected option life (years)................................      4.4      4.7        4.0
CLASS G COMMON STOCK OPTIONS
Risk-free interest rate.....................................                         5.44%
Expected stock price volatility.............................                        20.02%
Expected dividend rate......................................                        $.325
Expected option life........................................                      5 years

     Consumers applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Consumers' net income would have decreased by less than $1 million for 2000, 1999 and 1998. The compensation cost charged against income for restricted stock was $1 million in 2000, $3 million in 1999, and $4 million in 1998.

7: RETIREMENT BENEFITS

     Consumers provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan, and a defined contribution 401(k) plan.

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates, which were not distinguishable from the plan's total assets.

                                                             WEIGHTED-AVERAGE ASSUMPTIONS
                                                  --------------------------------------------------
                                                      PENSION & SERP                  OPEB
                                                  -----------------------    -----------------------
                                                               YEARS ENDED DECEMBER 31
                                                  --------------------------------------------------
                                                  2000     1999     1998     2000     1999     1998
                                                  ----     ----     ----     ----     ----     ----
Discount rate.................................    7.75%    7.75%    7.00%    7.75%    7.75%    7.00%
Expected long-term rate of return on plan
  assets......................................    9.75%    9.25%    9.25%    7.00%    7.00%    7.00%
Rate of compensation increase:
  Pension -- to age 45........................    5.25%    5.25%    5.25%
          -- age 45 to assumed retirement.....    3.75%    3.75%    3.75%
  SERP........................................     5.5%    5.50%    5.50%

     Retiree health care costs at December 31, 2000 are based on the assumption that costs would decrease gradually from the 2000 trend rate of 7.0 percent to
5.5 percent in 2007 and thereafter.

     CMS Energy's Net Pension Plan, Consumers' SERP and OPEB benefit costs consist of:

                                                              PENSION & SERP               OPEB
                                                           --------------------    --------------------
                                                                     YEARS ENDED DECEMBER 31
                                                           --------------------------------------------
                                                           2000    1999    1998    2000    1999    1998
                                                           ----    ----    ----    ----    ----    ----
                                                                           IN MILLIONS
Service cost...........................................    $ 31    $ 32    $ 26    $ 11    $ 12    $ 10
Interest expense.......................................      79      69      61      52      44      42
Expected return on plan assets.........................     (92)    (84)    (73)    (34)    (24)    (17)
Amortization of unrecognized transition (asset)........      (5)     (5)     (5)     --      --      --
Ad Hoc Retiree Increase................................      --       3      --      --      --      --
Amortization of:
  Net (gain) or loss...................................      --      --      --      (1)     (1)     (1)
  Prior service cost...................................       4       4       4      --      --      --
                                                           ----    ----    ----    ----    ----    ----
Net periodic pension and postretirement benefit cost...    $ 17    $ 19    $ 13    $ 28    $ 31    $ 34
                                                           ====    ====    ====    ====    ====    ====

     The health care cost trend rate assumption significantly affects the amounts reported. A one-percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost component.........         $ 11              $ (9)
Effect on postretirement benefit obligation.................         $113              $(94)

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The funded status of the CMS Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                PENSION PLAN               SERP                  OPEB
                                             ------------------       --------------       ----------------
                                              2000        1999        2000      1999       2000       1999
                                              ----        ----        ----      ----       ----       ----
                                                                      IN MILLIONS
Benefit obligation January 1.............    $  971      $  874       $ 19      $ 21       $ 685      $ 643
Service cost.............................        30          31          1         1          11         12
Interest cost............................        78          68          1         1          52         44
Plan amendment...........................        54           4         --        --          --         --
Business combinations....................        --          70         --        --          --         --
Actuarial loss (gain)....................        25           3          1        (3)         40         17
Benefits paid............................       (77)        (79)        (1)       (1)        (34)       (31)
                                             ------      ------       ----      ----       -----      -----
Benefit obligation December 31...........    $1,081      $  971       $ 21      $ 19       $ 754      $ 685
                                             ======      ======       ====      ====       =====      =====
Plan assets at fair value at January 1...    $1,094      $  970       $ --      $ --       $ 418      $ 321
Actual return on plan assets.............       (23)        120         --        --         (16)        49
Company contribution.....................        --          --         --        --          48         48
Business combinations....................        --          83         --        --          --         --
Actual benefits paid.....................       (77)        (79)        --        --          --         --
                                             ------      ------       ----      ----       -----      -----
Plan assets at fair value at December
  31.....................................    $  994(a)   $1,094(a)    $ --      $ --       $ 450      $ 418
                                             ======      ======       ====      ====       =====      =====
Benefit obligation less than (in excess
  of) plan assets........................    $  (87)     $  123       $(21)     $(19)      $(304)     $(267)
Unrecognized net (gain) loss from
  experience different than assumed......       (71)       (212)         2         2          13        (79)
Unrecognized prior service cost..........        76          28          1         1          (1)        (1)
Unrecognized net transition (asset)
  obligation.............................        (5)        (11)        --        --          --         --
Panhandle Adjustment.....................        (9)         --         --        --          --         --
                                             ------      ------       ----      ----       -----      -----
Recorded liability.......................    $  (96)     $  (72)      $(18)     $(16)      $(292)     $(347)
                                             ======      ======       ====      ====       =====      =====

-------------------------
(a) Primarily stocks and bonds, including $166 million in 2000 and $108 million in 1999 of CMS Energy Common Stock.

     SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2000 and 1999, trust assets were $26 million and $28 million, respectively, and were classified as other non-current assets. The accumulated benefit obligation for SERP was $15 million in 2000 and $13 million in 1999.

     Contributions to the 40l(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $18 million in 2000, $16 million in 1999, and $15 million in 1998.

     Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

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

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8: LEASES

     Consumers leases various assets, including vehicles, railcars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. In November 1999, Consumers' lessor granted Consumers an extension to the nuclear fuel capital leasing arrangement. The lease expires in November 2001, but provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $44 million as of December 31, 2000. Consumers generally is responsible for payment of taxes, maintenance, operating costs, and insurance.

     Minimum rental commitments under Consumers' non-cancelable leases at December 31, 2000, were:

                                                                CAPITAL LEASES    OPERATING LEASES
                                                                --------------    ----------------
                                                                           IN MILLIONS
2001........................................................         $ 65               $ 14
2002........................................................           19                 12
2003........................................................           16                 11
2004........................................................           13                  8
2005........................................................           12                  6
2006 and thereafter.........................................           11                 47
                                                                     ----               ----
Total minimum lease payments................................          136               $ 98
                                                                                        ====
Less imputed interest.......................................           31
                                                                     ----
Present value of net minimum lease payments.................          105
Less current portion........................................           56
                                                                     ----
Non-current portion.........................................         $ 49
                                                                     ====

     Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 2000, 1999 and 1998, were $16 million, $14 million and $11 million, respectively.

     Capital lease expenses for the years ended December 31, 2000, 1999 and 1998 were $41 million for each period. Included in these amounts, for the years ended 2000, 1999 and 1998, are nuclear fuel lease expenses of $22 million, $23 million and $23 million, respectively.

9: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                     ACCUMULATED
                                                                NET INVESTMENT       DEPRECIATION
                                                                --------------      --------------
                                                                           DECEMBER 31
                                                                ----------------------------------
                                                                2000      1999      2000      1999
                                                                ----      ----      ----      ----
                                                                           IN MILLIONS
Campbell Unit 3 -- 93.3 percent.............................    $291      $284      $299      $295
Ludington -- 51 percent.....................................     100       104       105       100
Transmission lines -- various...............................      31        32        17        16

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10: REPORTABLE SEGMENTS

     Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation, transmission and distribution of electricity. The gas segment consists of regulated activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those Consumers describes in the summary of significant accounting policies. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. These amounts include earnings from investments accounted for by the equity method of $57 million, $50 million and $50 million for 2000, 1999 and 1998, respectively. Consumers had investments accounted for by the equity method of $535 million, $487 million and $449 million for 2000, 1999 and 1998, respectively. In 1998, Consumers implemented a change in the method of accounting for property taxes. The cumulative effect of this one-time change in accounting increased electric and gas earnings, net of tax, by $31 million and $12 million, respectively. Consumers accounts for intersegment sales and transfers at current market prices and eliminates them in consolidated pretax operating income by segment. Other segment information follows:

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
Depreciation, depletion and amortization
  Electric..................................................    $  311    $  315    $  304
  Gas.......................................................       113       107        97
  Other.....................................................         2         2         2
                                                                ------    ------    ------
Total Consolidated..........................................    $  426    $  424    $  403
                                                                ======    ======    ======
Interest Charges
  Electric..................................................    $  145    $  133    $  129
  Gas.......................................................        48        48        44
  Other.....................................................        27        19        19
                                                                ------    ------    ------
  Subtotal..................................................       220       200       192
  Eliminations..............................................       (37)      (19)      (17)
                                                                ------    ------    ------
Total Consolidated..........................................    $  183    $  181    $  175
                                                                ======    ======    ======
Income Taxes
  Electric..................................................    $  115    $  126    $  110
  Gas.......................................................        24        41        35
  Other(a)..................................................         9         5        13
                                                                ------    ------    ------
Total Consolidated..........................................    $  148    $  172    $  158
                                                                ======    ======    ======

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                       IN MILLIONS
Total assets
  Electric(b)...............................................    $5,231    $4,675    $4,640
  Gas(b)....................................................     1,780     1,731     1,726
  Other.....................................................       762       764       797
                                                                ------    ------    ------
Total Consolidated..........................................    $7,773    $7,170    $7,163
                                                                ======    ======    ======
Capital expenditures(c)
  Electric..................................................    $  430    $  385    $  331
  Gas.......................................................       120       120       114
                                                                ------    ------    ------
Total.......................................................    $  550    $  505    $  445
                                                                ======    ======    ======

-------------------------
(a) 1998 amount includes the tax effect of the change in accounting method for property taxes.

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

11: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 2000 obligation to purchase electric capacity from the MCV Partnership provided 15.3 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
                                                                      IN MILLIONS
Operating revenue(a)........................................    $604      $617      $627
Operating expenses..........................................     392       401       405
                                                                ----      ----      ----
Operating income............................................     212       216       222
Other expense, net..........................................     122       136       142
                                                                ----      ----      ----
Net income..................................................    $ 90      $ 80      $ 80
                                                                ====      ====      ====

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

                             DECEMBER 31
                           ---------------
                            2000     1999
                            ----     ----
                             IN MILLIONS
ASSETS
Current assets(b)........  $  429   $  397
Plant, net...............   1,671    1,732
Other assets.............     175      170
                           ------   ------
                           $2,275   $2,299
                           ======   ======

                             DECEMBER 31
                           ---------------
                            2000     1999
                            ----     ----
                             IN MILLIONS
LIABILITIES AND EQUITY
  Current liabilities....  $  316   $  275
  Noncurrent
     liabilities(c)......   1,431    1,586
  Partners' equity(d)....     528      438
                           ------   ------
                           $2,275   $2,299
                           ======   ======

-------------------------
(a) Revenue from Consumers for 2000, 1999, and 1998 totaled $569 million, $586 million and $584 million, respectively.

(b) Receivables from Consumers totaled $43 and $49 million at December 31, 2000 and 1999, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2000 and 1999, the MCV Partnership owed lease obligations of $1.24 billion and $1.36 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2000 lease payments was $52 million and $67 million, respectively, and for the 1999 lease payments was $55 million and $23 million, respectively. As of December 31, 2000 the lease payments service $733 million and $854 million in non-recourse debt outstanding, respectively, of the owner-trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2000 and 1999, the owner-trust made debt payments (including interest) of $212 million and $167 million, respectively. FMLP's earnings for 2000, 1999, and 1998 were $27 million, $24 million, and $23 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which Consumers is amortizing to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until it meets certain financial test requirements. Consumers does not anticipate receiving a cash distribution in the near future.

12: SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:

                                                                 YEARS ENDED DECEMBER 31
                                                                -------------------------
                                                                2000       1999      1998
                                                                ----       ----      ----
                                                                       IN MILLIONS
Accounts payable............................................    $  15      $36       $ 19
Sale of receivables, net....................................       --       19        (29)
Inventories(a)..............................................      (12)       5        (34)
Accounts receivable and Accrued revenue.....................     (171)      (7)        (5)
Other current assets and liabilities, net...................       51       (3)        (4)
Other non-current assets and liabilities, net...............      (97)      32          2
                                                                -----      ---       ----
                                                                $(214)     $82       $(51)
                                                                =====      ===       ====

-------------------------
(a) Reduced by $47 million reclassification of recoverable base gas, see Note 2, Uncertainties, "Gas Restructuring."

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Consumers Energy Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the financial statements, effective January 1, 1998, Consumers Energy Company changed its method of accounting for property taxes.

/s/ ARTHUR ANDERSEN LLP
Detroit, Michigan,
February 2, 2001

                            CONSUMERS ENERGY COMPANY
                        QUARTERLY FINANCIAL INFORMATION

                                            2000 (UNAUDITED)                                  1999 (UNAUDITED)
                               ------------------------------------------        ------------------------------------------
      QUARTERS ENDED           MARCH 31    JUNE 30    SEPT. 30    DEC. 31        MARCH 31    JUNE 30    SEPT. 30    DEC. 31
      --------------           --------    -------    --------    -------        --------    -------    --------    -------
                                                                       IN MILLIONS
Operating revenue..........     $1,126      $808        $874      $1,127          $1,156      $850        $878       $990
Pretax operating income....     $  187      $ 92        $142      $  214          $  227      $149        $175       $124
Net income.................     $   94      $ 33        $ 72      $  105          $  119      $ 73        $ 93       $ 55
Preferred stock
  dividends................         --        --          --      $    2          $    5        --          --       $  1
Preferred securities
  distributions............     $    9      $  9        $  9      $    7          $    5      $  5        $  5       $  6
Net income available to
  common stockholder.......     $   85      $ 24        $ 63      $   96          $  109      $ 68        $ 88       $ 48

                  [CMS ENERGY-PANHANDLE EASTERN PIPELINE LOGO]

                           2000 FINANCIAL STATEMENTS

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

     This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that Panhandle may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, is solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from the results anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factor effects the information contained in such statements. Panhandle does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Panhandle's outlook. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and Panhandle encourages its readers to review these Notes.

     On March 29, 1999, Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding, which was an indirect wholly owned subsidiary of CMS Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became direct wholly owned subsidiaries of Panhandle Eastern Pipe Line.

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

     CMS Panhandle Holding privately placed $800 million of senior unsecured notes and received a $1.1 billion initial capital contribution from CMS Energy to fund the acquisition of Panhandle. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle Eastern Pipe Line. Panhandle Eastern Pipe Line then became a wholly owned subsidiary of CMS Gas Transmission Company, an indirect wholly owned subsidiary of CMS Energy. At that time, the CMS Panhandle Holding notes became direct obligations of Panhandle Eastern Pipe Line. In September 1999, Panhandle Eastern Pipe Line completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes issued by Panhandle Eastern Pipe Line.

     The acquisition of Panhandle by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on an appraisal completed in December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable (See Note 1).

     In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million plus certain other consideration. Sea Robin is a 1 bcf per day capacity, approximately 450-mile pipeline system located in the Gulf of Mexico. On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle Eastern Pipe Line used the funds primarily to finance the purchase of Sea Robin (See Note 1) and the remaining funds were loaned to CMS Capital.

     In March 2000, Trunkline refiled its abandonment application with the FERC regarding its 26-inch pipeline with a planned conversion of the line from natural gas service to a refined products pipeline. Panhandle owns a one-third interest in the Centennial Pipeline venture, which if approved is planned to go into service in January 2002 (See Note 3).

     The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by CMS Gas Transmission Company, a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned subsidiaries of reporting companies.

RESULTS OF OPERATIONS

NET INCOME:

                                                                     YEARS ENDED
                                                                     DECEMBER 31
                                                                ----------------------
                                                                2000    1999    CHANGE
                                                                ----    ----    ------
                                                                     IN MILLIONS
Net Income..................................................    $64     $74      $(10)

     For the year 2000, net income was $64 million, a decrease of $10 million from the corresponding period in 1999 due primarily to lower reservation revenues, higher benefits and fuel costs and higher interest expense in 2000, partially offset by higher LNG terminalling revenues in 2000. Total natural gas transportation volumes delivered for the year 2000 increased 21 percent from 1999 primarily due to the addition of Sea Robin in March 2000 (See Note 1).

     Revenues for the year 2000 increased $12 million from the corresponding periods in 1999 due primarily to increased LNG terminalling revenues and revenues from Sea Robin in 2000, partially offset by lower reservation revenues in 2000.

     Operating expenses for the year 2000 increased $21 million from the corresponding period in 1999 due primarily to increased depreciation and amortization, benefits and fuel costs and the acquisition of Sea Robin.

     Other income for the year 2000 increased $2 million due to higher interest income on a related-party Note Receivable balance, partially offset by a non-recurring interest income transition surcharge recovery recorded in 1999.

     Interest on long-term debt for the year 2000 increased $18 million from the corresponding period in 1999 primarily due to interest on the additional debt incurred by Panhandle in March 2000 and March 1999 (See Note 1 and Note 6). Other interest decreased $11 million for the year 2000 from the corresponding period in 1999, primarily due to interest on the intercompany note with PanEnergy. The note was eliminated with the sale of Panhandle to CMS Panhandle Holding (See Note 1 and Note 4).

PRETAX OPERATING INCOME:

                                                                CHANGE COMPARED
                                                                 TO PRIOR YEAR
                                                                ---------------
                                                                 2000 VS 1999
                                                                 ------------
                                                                  IN MILLIONS
Reservation revenue.........................................         $(32)
LNG terminalling revenue....................................           27
Commodity and other revenue.................................           17
Operations and maintenance..................................          (20)
Depreciation and amortization...............................           (7)
General taxes...............................................            6
                                                                     ----
       Total Change.........................................         $ (9)
                                                                     ====

OUTLOOK

     CMS Energy intends to use Panhandle as a platform for growth in the United States and derive added value through expansion opportunities for multiple CMS Energy businesses. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products (See Note 3). Panhandle continues to attempt to maximize revenues from existing assets and to pursue acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers.

     UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility in LNG terminalling revenues; 4) the impact of any future rate cases, for any of Panhandle's regulated operations; 5) current initiatives for additional federal rules and legislation regarding pipeline safety; 6) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; and
7) the potential effect of a January 2000 FERC order could, if approved on rehearing without modification or acceptance of Trunkline's settlement filing, substantially reduce Trunkline's tariff rates and future revenue levels.

OTHER MATTERS

ENVIRONMENTAL MATTERS

     Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

     PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination was caused by the past use of lubricants containing PCB's in compressed air systems and resulted in contamination of the on-site air systems, wastewater collection facilities and on-site disposal areas. Soil and sediment testing to date detected no significant off-site contamination. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue through 2001 (See Note 11).

     AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including 5 states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded back to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2001 and expects the costs to range from $13 to $29 million for capital improvements to comply.

NEW ACCOUNTING RULES

     Panhandle is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, effective January 1, 2001. For a detailed discussion of the effects of the standard and financial impact upon adoption, see Note 2.

     In the year 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125. SFAS No. 140 revises the criteria for accounting for securitizations of other financial asset transfers and collateral and introduces new disclosures. Certain disclosures and amendments of collateral provisions are effective for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Panhandle has adopted the disclosure requirements effective December 31, 2000, and does not expect that the other provisions of SFAS No. 140 will have a material impact on Panhandle's consolidated results of operations or financial position.

                      (This page intentionally left blank)

                      PANHANDLE EASTERN PIPE LINE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED      MARCH 29-      JANUARY 1-     YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    MARCH 28,     DECEMBER 31,
                                                      2000            1999           1999           1998
                                                  ------------    ------------    ----------    ------------
                                                                        (IN MILLIONS)
OPERATING REVENUE
  Transportation and storage of natural gas...        $425            $318           $123           $468
  Other.......................................          58              25              5             28
                                                      ----            ----           ----           ----
       Total operating revenue................         483             343            128            496
                                                      ----            ----           ----           ----
OPERATING EXPENSES
  Operation and maintenance...................         211             151             40            213
  Depreciation and amortization...............          65              44             14             56
  General taxes...............................          23              22              7             26
                                                      ----            ----           ----           ----
       Total operating expenses...............         299             217             61            295
                                                      ----            ----           ----           ----
PRETAX OPERATING INCOME.......................         184             126             67            201
OTHER INCOME, NET.............................           8               2              4             24
INTEREST CHARGES
  Interest on long-term debt..................          82              59              5             25
  Other interest..............................           3               1             13             52
                                                      ----            ----           ----           ----
       Total interest charges.................          85              60             18             77
                                                      ----            ----           ----           ----
NET INCOME BEFORE INCOME TAXES................         107              68             53            148
INCOME TAXES..................................          43              27             20             57
                                                      ----            ----           ----           ----
CONSOLIDATED NET INCOME.......................        $ 64            $ 41           $ 33           $ 91
                                                      ====            ====           ====           ====

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   MARCH 29-      JANUARY 1-
                                                  DECEMBER 31,    DECEMBER 31,    MARCH 28,     DECEMBER 31,
                                                      2000            1999           1999           1998
                                                  ------------    ------------    ----------    ------------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................       $  64          $    41          $ 33          $  91
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization...............          65               44            14             61
  Deferred income taxes.......................          87               34            --             17
  Changes in current assets and liabilities...         (35)              51           (29)             4
  Other, net..................................          (7)               9             3              1
                                                     -----          -------          ----          -----
     Net cash provided by operating
       activities.............................         174              179            21            174
                                                     -----          -------          ----          -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Panhandle....................          --           (1,900)           --             --
  Capital and investment expenditures.........        (129)             (53)           (4)           (85)
  Net increase in advances
     receivable -- PanEnergy..................          --               --           (17)          (106)
  Retirements and other.......................          (1)              (1)           --             17
                                                     -----          -------          ----          -----
     Net cash used in investing activities....        (130)          (1,954)          (21)          (174)
                                                     -----          -------          ----          -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution from parent....................          --            1,116            --             --
  Proceeds from senior notes..................          99              785            --             --
  Net increase in note receivable -- CMS
     Capital..................................         (77)             (85)           --             --
  Dividends paid..............................         (66)             (41)           --             --
                                                     -----          -------          ----          -----
     Net cash provided by/(used by) financing
       activities.............................         (44)           1,775            --             --
                                                     -----          -------          ----          -----
  Net Increase (Decrease) in Cash and
     Temporary Cash Investments...............          --               --            --             --
  CASH AND TEMPORARY CASH INVESTMENTS,
     BEGINNING OF PERIOD......................          --               --            --             --
                                                     -----          -------          ----          -----
  CASH AND TEMPORARY CASH INVESTMENTS, END OF
     PERIOD...................................       $  --          $    --          $ --          $  --
                                                     =====          =======          ====          =====
OTHER CASH FLOW ACTIVITIES WERE:
  Interest paid (net of amounts
     capitalized).............................       $  80          $    31          $ 12             78
  Income taxes paid (net of refunds)..........         (12)               8            37             56
OTHER NONCASH ACTIVITIES WERE:
  Noncash property dividend...................       $  (4)         $    --          $(81)         $  --

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (IN MILLIONS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Cost......................................................       $1,679          $1,492
  Less accumulated depreciation and amortization............           99              37
                                                                   ------          ------
     Sub-total..............................................        1,580           1,455
  Construction work-in-progress.............................           20              45
                                                                   ------          ------
     Net property, plant and equipment......................        1,600           1,500
                                                                   ------          ------
INVESTMENTS.................................................            7               2
                                                                   ------          ------
CURRENT ASSETS
  Accounts Receivable, less allowances of $1 as of December
     31, 2000 and 1999......................................          140             112
  Gas Imbalances -- Receivable..............................           71              22
  Inventory and supplies....................................           21              34
  Deferred income taxes.....................................           12              11
  Note receivable -- CMS Capital............................          162              85
  Other.....................................................           21               8
                                                                   ------          ------
     Total current assets...................................          427             272
                                                                   ------          ------
NON-CURRENT ASSETS
  Goodwill, net.............................................          753             774
  Debt issuance cost........................................           11              11
  Other.....................................................            8               1
                                                                   ------          ------
     Total non-current assets...............................          772             786
                                                                   ------          ------
TOTAL ASSETS................................................       $2,806          $2,560
                                                                   ======          ======
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES
CAPITALIZATION
  Common stockholder's equity
     Common stock, no par, 1,000 shares authorized, issued
      and outstanding.......................................       $    1          $    1
     Paid-in capital........................................        1,127           1,127
     Retained earnings......................................           (6)             --
                                                                   ------          ------
       Total common stockholder's equity....................        1,122           1,128
  Long-term debt............................................        1,193           1,094
                                                                   ------          ------
       Total capitalization.................................        2,315           2,222
                                                                   ------          ------
CURRENT LIABILITIES
  Accounts payable..........................................           32              28
  Gas Imbalances -- Payable.................................           56              30
  Accrued taxes.............................................            3               8
  Accrued interest..........................................           31              29
  Accrued liabilities.......................................           45              30
  Other.....................................................          104              79
                                                                   ------          ------
       Total current liabilities............................          271             204
                                                                   ------          ------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................          134              45
  Other.....................................................           86              89
                                                                   ------          ------
       Total non-current liabilities........................          220             134
                                                                   ------          ------
TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES...........       $2,806          $2,560
                                                                   ======          ======

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                      YEAR                                          YEAR
                                                     ENDED         MARCH 29-      JANUARY 1-       ENDED
                                                  DECEMBER 31,    DECEMBER 31,    MARCH 28,     DECEMBER 31,
                                                      2000            1999           1999           1998
                                                  ------------    ------------    ----------    ------------
                                                                        (IN MILLIONS)
COMMON STOCK
  At beginning and end of period..............       $    1          $    1          $  1           $  1
                                                     ------          ------          ----           ----
OTHER PAID-IN CAPITAL
  At beginning of period......................        1,127             466           466            466
  Acquisition adjustment to eliminate original
     paid-in capital..........................           --            (466)           --             --
  Capital contribution of acquisition costs by
     parent...................................           --              11            --             --
  Cash capital contribution by parent.........           --           1,116            --             --
                                                     ------          ------          ----           ----
     At end of period.........................        1,127           1,127           466            466
                                                     ------          ------          ----           ----
RETAINED EARNINGS
  At beginning of period......................           --             101            92             34
  Acquisition adjustment to eliminate original
     retained earnings........................           --            (101)           --             --
  Net income..................................           64              41            33             91
  Assumption of net liability by PanEnergy....           --              --            57             --
  Common stock dividends......................          (70)            (41)          (81)           (34)
                                                     ------          ------          ----           ----
     At end of period.........................           (6)             --           101             91
                                                     ------          ------          ----           ----
  TOTAL COMMON STOCKHOLDER'S EQUITY...........       $1,122          $1,128          $568           $558
                                                     ======          ======          ====           ====

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CORPORATE STRUCTURE

     Panhandle Eastern Pipe Line is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, which are subject to the rules and regulations of the FERC.

     On March 29, 1999, Panhandle Eastern Pipe Line and its principal consolidated subsidiaries, Trunkline and Pan Gas Storage, as well as its affiliates, Trunkline LNG and Panhandle Storage, were acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for $1.9 billion in cash and assumption of existing Panhandle debt of $300 million. Immediately following the acquisition, CMS Panhandle Holding contributed the stock of Trunkline LNG and Panhandle Storage to Panhandle Eastern Pipe Line. As a result, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line.

     In conjunction with the acquisition, Panhandle's interests in Northern Border Pipeline Company, Panhandle Field Services Company, Panhandle Gathering Company, and certain other assets, including the Houston corporate headquarters building, were transferred to other subsidiaries of Duke Energy; all intercompany accounts and notes between Panhandle and Duke Energy subsidiaries were eliminated; and with respect to certain other liabilities, including tax, environmental and legal matters, CMS Energy and its affiliates, were indemnified for any resulting losses. In addition, Duke Energy agreed to continue its environmental clean-up program at certain properties and to defend and indemnify Panhandle against certain future environmental litigation and claims with respect to certain agreed-upon sites or matters.

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

     The acquisition of Panhandle by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle allocated the purchase price paid by CMS Panhandle Holding to Panhandle's net assets as of the acquisition date based on an appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

     Assets acquired and liabilities assumed are recorded at their estimated fair values. Panhandle allocated the excess purchase price over the fair value of net assets acquired of $788 million to goodwill and is amortizing this amount on a straight-line basis over forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle's assets. As a result of regulation, high replacement costs, and competition, entry into the natural gas transmission

                      PANHANDLE EASTERN PIPE LINE COMPANY
and storage business requires a significant investment. The excess purchase price over the prior carrying amount of Panhandle's net identifiable assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:

                                                                              IN MILLIONS
                Property, plant and equipment.............................      $  633
                Accounts receivable.......................................           3
                Inventory.................................................          (9)
                Goodwill..................................................         788
                Regulatory assets, net....................................         (15)
                Liabilities...............................................         (72)
                Long-term debt............................................          (6)
                Other.....................................................         (16)
                                                                                ------
                Total.....................................................      $1,306
                                                                                ======

     Pro forma results of operations for 1999 and 1998 as though Panhandle had been acquired and purchase accounting applied at the beginning of both years, respectively, are as follows:

                                                                   YEAR ENDED           YEAR ENDED
                                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                   (UNAUDITED)          (UNAUDITED)
                                                                -----------------    -----------------
                                                                             IN MILLIONS
Revenues....................................................         $  467               $  470
Net income..................................................             67                   60
Total assets................................................          2,560                2,477

     In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin Pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other consideration (See Note 8). Sea Robin is a 1 bcf per day capacity natural gas and condensate pipeline system located in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

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

     GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance inventory receivables and payables are valued at lower of cost or market.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     PROPERTY, PLANT AND EQUIPMENT: On March 29, 1999, Panhandle's assets were acquired by CMS Panhandle Holding. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Panhandle's property, plant and equipment (PP&E) was adjusted to estimated fair market value on March 29, 1999 and depreciated based on revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at March 29, 1999 was eliminated pursuant to the purchase method of accounting (See Note 1).

     Ongoing additions of PP&E are stated at original cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of renewals and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.9 percent, 2.6 percent and 2.2 percent for 2000, 1999 and 1998, respectively.

     When PP&E is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

     IMPAIRMENT OF LONG-LIVED ASSETS: The recoverability of long-lived assets and intangible assets is reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt over the terms of the respective issues.

     ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Under the terms of the sale of Panhandle to CMS Energy (See Note 1), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue through 2001.

     REVENUES: Revenues on transportation and storage of natural gas are recognized as service is provided. Prior to final FERC approval of filed notes, Panhandle is exposed to risk that the FERC will ultimately approve rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose.

     During 2000, 1999 and 1998, sales to ProLiance Energy, L.L.C., a nonaffiliated gas marketer, accounted for at least 10 percent of consolidated revenues of Panhandle. During 2000 and 1999, sales to subsidiaries of CMS Energy, primarily Consumers, accounted for at least 10 percent of consolidated revenues of Panhandle. No other customer accounted for 10 percent or more of consolidated revenues during 2000, 1999, or 1998.

     CHANGE IN ACCOUNTING POLICY: As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding in 1999, which included costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced, Panhandle no longer met the criteria of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, and therefore discontinued application of SFAS No. 71, effective March 1999. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1).

     INTEREST COST CAPITALIZED: SFAS No. 34, Capitalization of Interest Cost, requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34

                      PANHANDLE EASTERN PIPE LINE COMPANY
limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. As a result of the discontinuance of SFAS No. 71, Panhandle is now subject to the provisions of SFAS No. 34.

     INCOME TAXES: CMS Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by Panhandle on the basis of its separate company income and deductions in accordance with the established practices of the tax sharing agreement of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

     GOODWILL AMORTIZATION: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method over forty years. Accumulated amortization of goodwill was $35 million and $14 million, at December 31, 2000 and December 31, 1999, respectively.

     RECLASSIFICATIONS: Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Panhandle is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 requires that as of the date of the initial adoption the difference between the fair market value of derivative instruments recorded on the Company's balance sheet and the previously recorded book value of the derivative instruments should be reflected as the cumulative effect of a change in accounting principle in either net income or other comprehensive income as appropriate. The gain and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges is recognized in current period earnings. Fair market value is determined based upon mathematical models using current and historical data. The Company anticipates that, at January 1, 2001, the adoption SFAS No. 133 will not have a material effect on the financial statements.

     In December 1999, the SEC released SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. The SEC staff deferred the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Panhandle adopted the provisions of SAB No. 101 as of October 1, 2000. The impact of adopting SAB No. 101 is not material to Panhandle's consolidated results of operation or financial position.

     In 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125. SFAS No. 140 revises the criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. Certain disclosures and amendments of collateral provisions are effective for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Panhandle has adopted the disclosure requirements effective December 31, 2000, and does not expect that the other provisions of SFAS No. 140 will have a material impact on Panhandle's consolidated results of operations or financial position.

3. REGULATORY MATTERS

     Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million which were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 12, 2000, FERC issued an order on the remainder of the rate proceeding which, if approved on rehearing without modification, could

                      PANHANDLE EASTERN PIPE LINE COMPANY
result in a substantial reduction to Trunkline's tariff rates which could impact future revenues and require refunds. On January 29, 2001, Trunkline filed a settlement to resolve the remaining matters in the proceeding. This settlement is pending FERC review. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position.

     In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At December 31, 2000 and December 31, 1999, accounts receivable included $59 million and $54 million, respectively, due from natural gas producers, and other current liabilities included $59 million and $54 million, respectively, for related obligations.

     On March 9, 2000, Trunkline filed an abandonment application with FERC seeking to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for a limited liability corporation to convert the line from natural gas transmission service to a refined products pipeline called Centennial Pipeline by January 2002. Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. As of December 31, 2000, Panhandle had made a $5.3 million cash investment in the Centennial project.

     On May 19, 1999, Trunkline and Trunkline LNG submitted a compliance filing advising the FERC that the acquisition by CMS Energy of Trunkline LNG triggered certain provisions of a 1992 settlement. The settlement resolved issues related to minimum bill provisions of the Trunkline LNG Rate Schedule PLNG-1, as well as pending rate matters for Trunkline and refund matters for Trunkline LNG. Specifically, the settlement provisions require Trunkline LNG, and Trunkline in turn, to make refunds to customers, including Panhandle Eastern Pipe Line and Consumers, who were parties to the settlement, if the ownership of all or portion of the LNG terminal is transferred to an unaffiliated entity. The Commission approved the LNG settlement to be effective April 1, 1999. Trunkline's refunds, which were made in April 2000, included $12 million to Consumers Energy, $4 million to Panhandle Eastern Pipe Line, and $1 million to other Trunkline customers. In conjunction with the acquisition of Panhandle by CMS Energy, Duke Energy indemnified Panhandle for this refund obligation and reimbursed Trunkline for the refunds in April 2000. On May 31, 2000, the FERC approved Panhandle Eastern Pipe Line's flow through of its portion of the settlement amounts to its customers.

4. RELATED PARTY TRANSACTIONS

                                                    YEAR ENDED      MARCH 29-     JANUARY 1-     YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31     MARCH 28     DECEMBER 31,
                                                       2000           1999           1999           1998
                                                   ------------    -----------    ----------    ------------
                                                                          IN MILLIONS
Transportation of natural gas..................        $54             $45            $ 6           $29
Other operating revenues.......................         28              19              2            15
Operation and maintenance(a)...................         39              25              8            60
Interest income................................          8               2             --            --
Interest expense...............................         --              --             13            55

-------------------------
(a)  Includes allocated benefit plan costs.

     Amounts for 1999 reflect only related party transactions with CMS Energy and its subsidiaries for the period after the sale of Panhandle to CMS Energy. Interest charges include $55 million for the twelve months ended 1998 for interest associated with notes payable to a subsidiary of Duke Energy. At December 31, 2000, Note Receivable -- CMS Capital represented a $162 million note that bore interest at the 30-day commercial paper interest rate. Net cash generated by Panhandle in excess of operating or investing needs has been loaned to CMS Capital. Other income includes $8 million for the period ended December 31, 2000 for interest on note receivable from CMS Capital.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                                 DECEMBER 31,
                                                                --------------
                                                                2000      1999
                                                                ----      ----
                                                                 IN MILLIONS
Receivables.................................................    $48       $21
Accounts Payable/Other Current Liabilities..................     27        16

5. INCOME TAXES

     The separate components of income tax expense consist of:

                                                    YEAR ENDED      MARCH 29-     JANUARY 1-    YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31     MARCH 28    DECEMBER 31,
              INCOME TAX EXPENSE                       2000           1999           1999          1998
              ------------------                   ------------    -----------    ----------   ------------
                                                                         IN MILLIONS
Current income taxes
  Federal......................................        $(42)           $(7)           $18          $34
  State........................................          (2)            --              2            6
                                                       ----            ---            ---          ---
       Total current income taxes..............         (44)            (7)            20           40
                                                       ----            ---            ---          ---
Deferred income taxes, net
  Federal......................................          76             29             --           14
  State........................................          11              5             --            3
                                                       ----            ---            ---          ---
       Total deferred income taxes, net........          87             34             --           17
                                                       ----            ---            ---          ---
Total income tax expense.......................        $ 43            $27            $20          $57
                                                       ====            ===            ===          ===

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                        YEAR ENDED      MARCH 29-     JANUARY 1-     YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31     MARCH 28     DECEMBER 31,
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE        2000           1999           1999           1998
---------------------------------------------------    ------------    -----------    ----------    ------------
                                                                              IN MILLIONS
Income tax, computed at the statutory rate.......          $ 38           $ 24           $ 18           $ 52
Adjustments resulting from:
  State income tax, net of federal income tax
     effect......................................             5              3              2              5
                                                           ----           ----           ----           ----
Total income tax expense.........................          $ 43           $ 27           $ 20           $ 57
                                                           ====           ====           ====           ====
Effective tax rate...............................          40.2%          39.6%          38.2%          38.5%
                                                           ----           ----           ----           ----

                      PANHANDLE EASTERN PIPE LINE COMPANY

     The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                DECEMBER 31,
                                                                -------------
        NET DEFERRED INCOME TAX LIABILITY COMPONENTS            2000     1999
        --------------------------------------------            ----     ----
                                                                 IN MILLIONS
Deferred credits and other liabilities......................    $  18    $ 30
Other.......................................................       37      32
     Total deferred income tax assets.......................       55      62
                                                                -----    ----
Investments and other assets................................      (24)    (18)
Property, plant and equipment...............................      (71)    (10)
Goodwill....................................................      (73)    (65)
Alternative Minimum Tax Credit..............................        1      --
                                                                -----    ----
     Total deferred income tax liabilities..................     (167)    (93)
                                                                -----    ----
State deferred income tax, net of federal tax effect........      (10)     (3)
Net deferred income tax liability...........................     (122)    (34)
                                                                -----    ----
Portion classified as current asset.........................       12      11
Noncurrent liability........................................    $(134)   $(45)
                                                                =====    ====

     As described in Note 1, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price. As of December 31, 2000, Panhandle had recorded a $2 million current state tax benefit that is expected to be utilized through carrybacks and unitary or combined returns with other subsidiaries of CMS Energy.

6. PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                 ----      ----
                                                                  IN MILLIONS
Transmission................................................    $1,365    $1,189
Gathering...................................................        18        18
Underground storage.........................................       226       245
General plant...............................................        70        40
Construction work-in-progress...............................        20        45
                                                                ------    ------
     Total property, plant and equipment....................     1,699     1,537
Less accumulated depreciation and amortization..............        99        37
                                                                ------    ------
     Net property, plant and equipment......................    $1,600    $1,500
                                                                ======    ======

7. FINANCIAL INSTRUMENTS

     Panhandle's financial instruments include approximately $1.2 billion and $1.1 billion of long-term debt at December 31, 2000 and 1999, respectively, with an approximate fair value of $1.1 billion and $1 billion as of December 31, 2000 and 1999, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2000 and 1999 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     The $162 million Note Receivable with CMS Capital is at fair value since the interest portion is calculated using a floating rate which is updated monthly (See Note 4).

8. LONG-TERM DEBT

                                                                                 DECEMBER 31,
                                                                               ----------------
                                                                 YEAR DUE       2000      1999
                                                                 --------       ----      ----
                                                                                 IN MILLIONS
6.125% -- 8.25% Notes.......................................    2004 - 2029    $1,000    $  900
7.2% -- 7.95% Debentures....................................    2023 - 2024       200       200
Unamortized debt (discount) and premium, net................                       (7)       (6)
                                                                               ------    ------
     Total long-term debt...................................                   $1,193    $1,094
                                                                               ======    ======

     On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1); the remaining funds were loaned to CMS Capital. In July, these notes were exchanged for substantially identical SEC-registered notes.

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

     In conjunction with the application of purchase accounting, Panhandle's existing notes totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million. The 7.2 percent -- 7.95 percent Debentures have call options whereby Panhandle has the option to repay the debt early. Based on the year in which Panhandle may first exercise the redemption options, all $200 million could potentially be repaid in 2003.

     OTHER: Under its most restrictive borrowing arrangement at December 31, 2000 and December 31, 1999, none of Panhandle's consolidated net income was restricted for payment of common dividends.

9. INVESTMENT IN AFFILIATES

     Investments in Affiliates include undistributed earnings of $.4 million and $.4 million in 2000 and 1999, respectively. Panhandle's proportionate share of net income from these affiliates for the years ended December 31, 2000, 1999 and 1998 was $.3 million, $.2 million and $6 million, respectively. These amounts are reflected in the Consolidated Statements of Income as Other Operating Revenues. Investment in affiliates includes the following:

     CENTENNIAL. Panhandle owns a one-third interest in the Centennial Pipeline L.L.C. along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. The joint venture will operate an interstate refined petroleum products pipeline extending from the U.S. Gulf Coast to Illinois. Trunkline, which owns an existing 720-mile pipeline, has filed with the FERC to take the line out of natural gas service, pending FERC approval. Conversion of the pipeline to liquid products service is expected to be completed by January 2002.

     LEE 8 STORAGE. Panhandle, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line by CMS Panhandle Holding on March 29, 1999.

                      PANHANDLE EASTERN PIPE LINE COMPANY

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

10. COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including allowance for funds used during construction, to be approximately $83 million in 2001 and $70 million in each of the two following years. These estimates are prepared for planning purposes and are subject to revision. Normal capital expenditures for 2000 were satisfied by cash from operations.

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

     ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. The Illinois EPA included Panhandle and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including 5 states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded back to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2001 and expects the costs to range from $13 to $29 million for capital improvements to comply.

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

     Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $15 million through October 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

     In conjunction with the Centennial Pipeline project, Panhandle intends to provide a guaranty related to project financing in an amount up to $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets (See Note 3).

     LEASES: Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $13 million in 2000, $14 million in 1999 ($11 million related to the CMS Energy ownership period and $3 million during the Duke Energy ownership period) and $15 million in 1998. Future minimum rental payments under Panhandle's various operating leases for the years 2001 through 2005 are $13 million, $10 million, $4 million, $4 million and $3 million, respectively and $8 million for 2006 and thereafter.

11. EXECUTIVE INCENTIVE COMPENSATION

     Panhandle participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, as well as stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for awards not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2000, awards of up to 2,274,490 shares of CMS Energy Common Stock may be issued.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specific levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2000, all of the 20,000 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

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

                                                               RESTRICTED
                                                                 STOCK                  OPTIONS
                                                               ----------    -----------------------------
                                                                 NUMBER       NUMBER      WEIGHTED AVERAGE
                                                               OF SHARES     OF SHARES     EXERCISE PRICE
                                                               ---------     ---------    ----------------
CMS ENERGY COMMON STOCK
Outstanding at December 31, 1998...........................          --            --              --
  Granted..................................................      12,000       299,912          $41.07
  Exercised or Issued......................................          --            --              --
                                                                 ------       -------          ------
Outstanding at December 31, 1999...........................      12,000       299,912          $41.07
                                                                 ------       -------          ------
Outstanding at December 31, 1999...........................      12,000       299,912          $41.07
  Granted..................................................      12,000        48,000          $17.00
  Exercised or Issued......................................          --       (24,000)         $17.00
  Forfeited................................................      (4,000)      (33,964)         $40.88
                                                                 ------       -------          ------
Outstanding at December 31, 2000...........................      20,000       289,948          $39.10
                                                                 ======       =======          ======

     The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2000:

                                                             NUMBER          WEIGHTED          WEIGHTED
                       RANGE OF                             OF SHARES        AVERAGE           AVERAGE
                    EXERCISE PRICES                        OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
                    ---------------                        -----------    --------------    --------------
CMS Energy Common Stock $17.00 -- $41.75...............      289,948        8.36 years          $39.10

     The weighted average fair value of options granted to Panhandle employees for CMS Energy Common Stock was $4.38 and $5.93 in 2000 and 1999, respectively. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                   YEAR ENDED           YEAR ENDED
                                                                DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                -----------------    -----------------
Risk-free interest rate.....................................           6.56%                5.65%
Expected stock price volatility.............................          27.25%               16.81%
Expected dividend rate......................................          $.365                $.365
Expected option life (years)................................            4.1                  4.5

     Panhandle applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Panhandle's net income would have

                      PANHANDLE EASTERN PIPE LINE COMPANY
decreased by approximately $.1 million and $1.2 million in 2000 and 1999, respectively. The compensation cost charged against income for restricted stock was $.2 million and $.1 million in 2000 and 1999, respectively.

12. BENEFIT PLANS

     Under the terms of the acquisition of Panhandle by CMS Energy, benefit obligations related to active employees and certain plan assets were transferred to CMS Energy. Benefit obligations related to existing retired employees and remaining plan assets were retained by a subsidiary of Duke Energy.

     Following the acquisition of Panhandle by CMS Energy described in Note 1, Panhandle now participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Panhandle, through CMS Energy, provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan of CMS Energy and a defined contribution 401(k) plan.

     CMS Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the CMS Pension Plan, the fair value of the plan assets was $994 million at December 31, 2000 as compared to the benefit obligation of $1,081 million. In 1999, the fair value of the plan assets was $1,094 million, as compared to the benefit obligation of $971 million at December 31, 1999.

     Panhandle's net periodic pension cost, as allocated by CMS Energy, was $2 million in 2000 and $2 million in 1999. For 1998, Panhandle's net periodic pension benefit, as allocated by a subsidiary of Duke Energy, was $14 million.

     Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and nonutility affiliates which were not distinguishable from the plan's total assets.

WEIGHTED-AVERAGE ASSUMPTIONS:

                                                        PENSIONS & SERP                     OPEB
                                                  ---------------------------    ---------------------------
                                                                   YEARS ENDED DECEMBER 31
                                                  ----------------------------------------------------------
                                                  2000(A)    1999(A)    1998     2000(A)    1999(A)    1998
                                                  -------    -------    ----     -------    -------    ----
Discount rate.................................     7.75%      7.75%     6.75%     7.75%      7.75%     6.75%
Expected long-term rate of return on plan
  assets......................................     9.25%      9.25%     9.25%     7.00%      7.00%     9.25%
Rate of compensation increase.................                          4.67%
  pension -- to age 45........................     5.25%      5.25%        NA
          -- age 45 to assumed retirement.....     3.75%      3.75%        NA
SERP..........................................     5.50%      5.50%        NA

-------------------------
(a) 2000 and 1999 reflects CMS Energy's Pension and Other Postretirement benefits accounting.

     The Pension Plan's net unrecognized transition obligation, resulting from the implementation of accrual accounting, is amortized over 16 years and 11 years for the SERP on a straight-line basis over the average remaining service period of active employees.

     Panhandle accrues health care and life insurance benefit costs over the active service period of employees to the date of full eligibility for the benefits.

     With respect to the CMS OPEB Plan, the fair value of the plan assets was $431 million at December 31, 2000 as compared to the benefit obligation of $725 million. At December 31, 1999, the fair value of the plan assets was $431 million versus projected benefit obligations of $736 million.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     It is Panhandle's and CMS Energy's general policy to fund accrued postretirement health care costs. CMS Energy's retiree life insurance plan is fully funded based on actuarially determined requirements.

     Panhandle's net periodic postretirement benefit cost, as allocated by CMS Energy, was $3 million in 2000. In 1999 and 1998, Panhandle's net periodic postretirement benefit cost was $4 million and $7 million respectively.

     For measurement purposes, a 7.0 percent weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate is based on assumptions that it will decrease gradually to 5.5 percent in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for Panhandle's health care plans.

SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost components........          $1               $(1)
Effect on accumulated postretirement benefit obligation.....          $8               $(6)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
                                                         -------    -------    -------    -------    -----
                                                                           (IN MILLIONS)
2000
Operating revenue....................................     $136       $105       $114       $128      $483
Pretax Operating Income..............................       70         34         42         38       184
Net income...........................................       32          9         14          9        64
1999
Operating revenue....................................     $133(a)    $104(a)    $107       $127      $471
Pretax Operating Income..............................       69(a)      44(a)      41         39       193
Net income...........................................       34         14         14         12        74

-------------------------
(a) First and second quarters of 1999 were restated to include certain miscellaneous income, including rental income and gain or loss on sale of assets, as other revenue.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Panhandle Eastern Pipe Line Company:

     We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, cash flows and common stockholder's equity for year ended December 31, 2000, and for the periods from January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, and the periods from January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the Unites States.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 2001

                          INDEPENDENT AUDITORS' REPORT

Panhandle Eastern Pipe Line Company:

     We have audited the accompanying consolidated statements of income, cash flows, and common stockholder's equity for the year ended December 31, 1998 of Panhandle Eastern Pipe Line Company and subsidiaries (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of their operations and cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

[Deloitte & Touche LLP Sig]
DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 12, 1999

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS ENERGY

     None for CMS Energy.

CONSUMERS

     None for Consumers.

PANHANDLE

     None for Panhandle.

                                    PART III

                          ITEMS 10., 11., 12. and 13.

CMS ENERGY

     CMS Energy's definitive proxy statement, except for the organization and compensation committee report and the comparison of five-year cumulative total return performance graph contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.

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

(b)         Reports on Form 8-K for CMS Energy, Consumers and Panhandle

CMS ENERGY

     Current Reports filed October 2, 2000, October 13, 2000, November 1, 2000, December 11, 2000 and February 23, 2001 covering matters reported pursuant to
ITEM 5. OTHER EVENTS.

CONSUMERS

     Current Reports filed October 2, 2000, November 1, 2000 and February 23, 2001 covering matters reported pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

     None

(c)         Exhibits, including those incorporated by reference (see also
            Exhibit volume).

                  CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(3)(a)      333-51932    (3)(a)      --     Restated Articles of Incorporation of CMS Energy. (Form
                                            S-3 filed December 15, 2000)
(3)(b)      333-45556    (3)(b)      --     By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
(3)(c)                               --     Restated Articles of Incorporation dated May 26, 2000, of
                                            Consumers.
(3)(d)      1-5611       (3)(d)      --     By-Laws of Consumers. (1999 Form 10-K)
(3)(e)      1-2921       3.01        --     Restated Certificate of Incorporation of Panhandle. (1993
                                            Form 10-K)
(3)(f)      1-2921       (3)(f)      --     By-Laws of Panhandle. (1999 Form 10-K)
(4)(a)      2-65973      (b)(1)-4    --     Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                            Trust Company), as Trustee, including therein indentures
                                            supplemental thereto through the Forty-third Supplemental
                                            Indenture dated as of May 1, 1979.
                                     --     Indentures Supplemental thereto:
            33-41126     (4)(c)      --     68th dated as of 06/15/93
            1-5611       (4)         --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
            1-5611       (4)(a)      --     70th dated as of 02/01/98 (1997 Form 10-K)
            1-5611       (4)(a)      --     71st dated as of 03/06/98 (1997 Form 10-K)
            1-5611       (4)(b)      --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(d)      --     73rd dated as of 06/15/98
            1-5611       (4)(b)      --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
            1-5611       (4)(b)      --     75th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(d)      --     77th dated as of 10/1/99 (1999 Form 10-K)
(4)(b)                               --     78th dated as of 11/15/00
(4)(c)      1-5611       (4)(b)      --     Indenture dated as of January 1, 1996 between Consumers
                                            and The Bank of New York, as Trustee. (1995 Form 10-K)
                                     --     Indentures Supplemental thereto:
            1-5611       (4)(b)      --     1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611       (4)(a)      --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(a)      --     3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
(4)(d)      1-5611       (4)(c)      --     Indenture dated as of February 1, 1998 between Consumers
                                            and The Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
            1-5611       (4)(a)      --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(b)      --     2nd dated as of 06/15/98
            1-5611       (4)(a)      --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(e)      33-47629     (4)(a)      --     Indenture dated as of September 15, 1992 between CMS
                                            Energy and NBD Bank, as Trustee. (Form S-3 filed May 1,
                                            1992)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)         --     1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)(a)      --     2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)         --     3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
            333-37241    (4)(a)      --     4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
            1-9513       (4)(b)      --     5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(d)      --     6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513       (4)(d)(i)   --     7th dated as of 01/25/99 (1998 Form 10-K)
            1-9513       (4)(d)(ii)  --     8th dated as of 02/03/99 (1998 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
            1-9513       (4)(a)      --     9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
            333-48276    (4)         --     10th dated as of 10/12/00 (Form S-3MEF filed October 19,
                                            2000)
(4)(f)      1-9513       (4)(b)      --     Indenture between CMS Energy and The Chase Manhattan Bank, as Trustee, dated as of January 15, 1994. (Form 8-K dated
                                            March 29, 1994)
                                     --     Indentures Supplemental thereto:
            1-9513       (4b)        --     1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513       (4)         --     2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513       (4)(a)(iv)  --     3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115    (4)(d)      --     4th dated as of 09/17/97 (Form S-3 filed September 22,
                                            1997)
            333-63229    (4)(c)      --     5th dated as of 08/26/98 (Form S-4 filed September 10,
                                            1998)
            1-9513       (4)         --     6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
(4)(g)      1-9513       (4a)        --     Indenture dated as of June 1, 1997, between CMS Energy and
                                            The Bank of New York, as trustee. (Form 8-K filed July 1,
                                            1997)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)(b)      --     1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556    (4)(e)      --     4th dated as of 08/22/00 (Form S-3 filed September 11,
                                            2000)
(4)(h)      1-2921       (4)(a)      --     Indenture dated as of March 29, 1999, among CMS Panhandle
                                            Holding Company, Panhandle Eastern Pipe Line Company and
                                            NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
            1-2921       (4)(b)      --     1st Supplemental Indenture dated as of March 29, 1999,
                                            among CMS Panhandle Holding Company, Panhandle Eastern
                                            Pipe Line Company and NBD Bank, as Trustee, including a
                                            form of Guarantee by Panhandle Eastern Pipe Line Company
                                            of the obligations of CMS Panhandle Holding Company. (1st
                                            qtr 1999 Form 10-Q)
            1-2921       (4)(a)      --     2nd Supplemental Indenture dated as of March 27, 2000,
                                            among Panhandle, as Issuer and Bank One Trust Company,
                                            National Association, as Trustee, Pursuant to Item
                                            6.01(b)(4)(iii) of Regulation S-K, in lieu of filing a
                                            copy of such agreement, Panhandle agrees to furnish a copy of such agreement to the Commission upon request.
(4)(i)      33-58552     (4)         --     Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                            filed February 19, 1993)
(4)(j)      1-9513       (4)         --     Credit Agreement, dated as of June 27, 2000 among CMS
                                            Energy, as Borrower, and the Banks named therein, as
                                            Banks, and the Chase Manhattan Bank, as Administrative
                                            Agent and Collateral Agent, and Bank of America, N.A. and
                                            Barclays Bank plc as Co-Syndication Agents, and Citibank,
                                            N.A., as Documentation Agent. (2nd qtr 2000 Form 10-Q)
(10(a)      1-9513       (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's
                                            and Consumers' executive officers. (1999 Form 10-K)
(10)(b)     1-5611       (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation
                                            Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(c)     1-9513       (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective
                                            February 3, 1988, as amended December 3, 1999. (1999 Form
                                            10-K)
(10)(d)     1-9513       (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1,
                                            1994. (1993 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(e)     1-9513       (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive
                                            Compensation Plan effective January 1, 1986, as amended
                                            January 1995. (1995 Form 10-K)
(10)(f)     1-9513       (10)(h)     --     Supplemental Executive Retirement Plan for Employees of
                                            CMS Energy/Consumers Energy Company effective January 1,
                                            1982, as amended December 3, 1999. (1999 Form 10-K)
(10)(g)     33-37977     4.1         --     Senior Trust Indenture, Leasehold Mortgage and Security
                                            Agreement dated as of June 1, 1990 between The Connecticut
                                            National Bank and United States Trust Company of New York.
                                            (MCV Partnership)
                                            Indenture Supplemental thereto:
            33-37977     4.2         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(h)     1-9513       (28)(b)     --     Collateral Trust Indenture dated as of June 1, 1990 among
                                            Midland Funding Corporation I, MCV Partnership and United
                                            States Trust Company of New York, Trustee. (3rd qtr 1990
                                            Form 10-Q)
                                            Indenture Supplemental thereto:
            33-37977     4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(i)     1-9513       (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification
                                            Agreement dated as of June 1, 1990 among Investor
                                            Partners, CMS Midland as Indemnitor and CMS Energy as
                                            Guarantor. (1990 Form 10-K)
(10)(j)     1-9513       (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to The Connecticut National Bank and Others.
                                            (1990 Form 10-K)
(10)(k)     1-9513       (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS
                                            Energy to Midland Cogeneration Venture Limited
                                            Partnership. (1990 Form 10-K)
(10)(l)     1-9513       (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to United States Trust Company of New York,
                                            Meridian Trust Company, each Subordinated Collateral Trust
                                            Trustee and Holders from time to time of Senior Bonds and
                                            Subordinated Bonds and Participants from time to time in
                                            Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
(10)(m)     33-37977     10.4        --     Amended and Restated Participation Agreement dated as of
                                            June 1, 1990 among MCV Partnership, Owner Participant, The
                                            Connecticut National Bank, United States Trust Company,
                                            Meridian Trust Company, Midland Funding Corporation I,
                                            Midland Funding Corporation II, MEC Development
                                            Corporation and Institutional Senior Bond Purchasers. (MCV
                                            Partnership)
            1-5611       (10)(w)     --     Amendment No. 1 dated as of July 1, 1991. (1991 Form 10-K)
(10)(n)     33-3797      10.4        --     Power Purchase Agreement dated as of July 17, 1986 between
                                            MCV Partnership and Consumers. (MCV Partnership)
                                            Amendments thereto:
            33-37977     10.5        --     Amendment No. 1 dated September 10, 1987. (MCV
                                            Partnership)
            33-37977     10.6        --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)
            33-37977     10.7        --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)
            33-37977     10.8        --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(o)     1-5611       (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and
                                            among CMS Energy, Midland Group, Ltd., Consumers, CMS
                                            Midland, Inc., MEC Development Corp. and CMS Midland
                                            Holdings Company. (1991 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(p)     1-5611       (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as
                                            of June 1, 1990, among CMS Energy, Consumers and The Dow
                                            Chemical Company. (1991 Form 10-K)
(10)(q)     1-5611       (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                            to MCV, each of the Owner Trustees, the Indenture
                                            Trustees, the Owner Participants and the Initial
                                            Purchasers of Senior Bonds in the MCV Sale Leaseback
                                            transaction, and MEC Development. (1991 Form 10-K)
(10)(r)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989, and Amendment, dated November 1, 1989.
                                            (1989 Form 10-K of PanEnergy Corp.)
(10)(s)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
(10)(t)     1-2921       10.03       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            September 1, 1993. (1993 Form 10-K)
(12)                                 --     Statements regarding computation of CMS Energy's Ratio of
                                            Earnings to Fixed Charges.
(16)(b)     1-02921      16(B)       --     Letter of Deloitte & Touche LLP (Form 8-K/A dated July 19,
                                            1999).
(21)(a)                              --     Subsidiaries of CMS Energy.
(21)(b)                              --     Subsidiaries of Consumers.
(23)(a)                              --     Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                              --     Consent of Arthur Andersen LLP for Consumers.
(24)(a)                              --     Power of Attorney for CMS Energy.
(24)(b)                              --     Power of Attorney for Consumers.
(24)(c)                              --     Power of Attorney for Panhandle

-------------------------
** Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

     Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
Schedule II
  Valuation and Qualifying Accounts and Reserves 2000, 1999
     and 1998:
     CMS Energy Corporation.................................    CO- 9
     Consumers Energy Company...............................    CO-10
Report of Independent Public Accountants
     CMS Energy Corporation.................................    CO-11
     Consumers Energy Company...............................    CO-12

     Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

     Columns omitted from schedules filed have been omitted because the information is not applicable.

                             CMS ENERGY CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                 BALANCE AT    CHARGED    CHARGED TO                   BALANCE
                                                 BEGINNING       TO         OTHER                      AT END
                 DESCRIPTION                     OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
                 -----------                     ----------    -------    ----------    ----------    ---------
                                                                         (IN MILLIONS)
Accumulated provision for uncollectible
  accounts:
  2000.......................................       $12          $14         $ 6           $14(a)        $18
  1999.......................................       $13          $15         $(3)          $13(a)        $12
  1998.......................................       $ 7          $12         $ 5           $11(a)        $13

-------------------------
(a) Accounts receivable written off including net uncollectible amounts of $12 in 2000, $12 in 1999 and $10 in 1998 charged directly to operating expense and credited to accounts receivable.

                            CONSUMERS ENERGY COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 BALANCE AT    CHARGED    CHARGED TO                   BALANCE
                                                 BEGINNING       TO         OTHER                      AT END
                 DESCRIPTION                     OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
                 -----------                     ----------    -------    ----------    ----------    ---------
                                                                         (IN MILLIONS)
Accumulated provision for uncollectible
  accounts:
  2000.......................................        $4          $10          --           $11(a)        $3
  1999.......................................        $5          $ 7          --           $ 8(a)        $4
  1998.......................................        $6          $10          --           $11(a)        $5

-------------------------
(a) Accounts receivable written off including net uncollectible amounts of $9 in 2000, $7 in 1999 and $10 in 1998 charged directly to operating expense and credited to accounts receivable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMS Energy Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, CMS Energy Corporation's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
February 2, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Consumers Energy Company:

     We have audited in accordance with auditing standards generally accepted in the United States, Consumers Energy Company's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
February 2, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2001.

                                          CMS ENERGY CORPORATION

                                          By   /s/ WILLIAM T. MCCORMICK, JR.
                                            ------------------------------------
                                                 William T. McCormick, Jr.
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 23rd day of March 2001.

                    SIGNATURE                                             TITLE
                    ---------                                             -----
(i) Principal executive officer:

          /s/ WILLIAM T. MCCORMICK, JR.               Chairman of the Board, President, Chief
--------------------------------------------------      Executive Officer and Director
            William T. McCormick, Jr.

(ii) Principal financial officer:

                 /s/ A. M. WRIGHT                     Executive Vice President, Chief Financial
--------------------------------------------------      Officer and Chief Administrative Officer
                  Alan M. Wright

(iii) Controller or principal accounting officer:

                 /s/ P. D. HOPPER                     Senior Vice President, Chief Accounting
--------------------------------------------------      Officer and Controller
                Preston D. Hopper

(iv) A majority of the Directors including those named above:

                 JOHN M. DEUTCH*                      Director
--------------------------------------------------
                  John M. Deutch

               JAMES J. DUDERSTADT*                   Director
--------------------------------------------------
               James J. Duderstadt

                 K. R. FLAHERTY*                      Director
--------------------------------------------------
               Kathleen R. Flaherty

                 EARL D. HOLTON*                      Director
--------------------------------------------------
                  Earl D. Holton

                  W. U. PARFET*                       Director
--------------------------------------------------
                William U. Parfet

                 PERCY A. PIERRE*                     Director
--------------------------------------------------
                 Percy A. Pierre

                 KENNETH L. WAY*                      Director
--------------------------------------------------
                  Kenneth L. Way

                                                      Director
--------------------------------------------------
                 Kenneth Whipple

                JOHN B. YASINSKY*                     Director
--------------------------------------------------
                 John B. Yasinsky

             *By /s/ THOMAS A. MCNISH
--------------------------------------------------
                Thomas A. McNish,
                 Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2001.

                                          CONSUMERS ENERGY COMPANY

                                          By   /s/ WILLIAM T. MCCORMICK, JR.
                                            ------------------------------------
                                                 William T. McCormick, Jr.
                                            Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 23rd day of March 2001.

                    SIGNATURE                                             TITLE
                    ---------                                             -----
(i) Principal executive officer:

          /s/ WILLIAM T. MCCORMICK, JR.               Chairman of the Board, President and Director
--------------------------------------------------
            William T. McCormick, Jr.

(ii) Principal financial officer:

                 /s/ A. M. WRIGHT                     Executive Vice President, Chief Financial
--------------------------------------------------      Officer and Chief Administrative Officer
                  Alan M. Wright

(iii) Controller or principal accounting officer:

                 /s/ DENNIS DAPRA                     Senior Vice President and Controller
--------------------------------------------------
                   Dennis DaPra

(iv) A majority of the Directors including those named above:

                 JOHN M. DEUTCH*                      Director
--------------------------------------------------
                  John M. Deutch

               JAMES J. DUDERSTADT*                   Director
--------------------------------------------------
               James J. Duderstadt

                 K. R. FLAHERTY*                      Director
--------------------------------------------------
               Kathleen R. Flaherty

                 EARL D. HOLTON*                      Director
--------------------------------------------------
                  Earl D. Holton

            WILLIAM T. MCCORMICK, JR.*                Director
--------------------------------------------------
            William T. McCormick, Jr.

                  W. U. PARFET*                       Director
--------------------------------------------------
                William U. Parfet

                 PERCY A. PIERRE*                     Director
--------------------------------------------------
                 Percy A. Pierre

                 KENNETH L. WAY*                      Director
--------------------------------------------------
                  Kenneth L. Way

                                                      Director
--------------------------------------------------
                 Kenneth Whipple

                JOHN B. YASINSKY*                     Director
--------------------------------------------------
                 John B. Yasinsky

             *By /s/ THOMAS A. MCNISH
--------------------------------------------------
                Thomas A. McNish,
                 Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2001.

                                          PANHANDLE EASTERN PIPE LINE COMPANY

                                          By       /s/ WILLIAM J. HAENER
                                            ------------------------------------
                                                     William J. Haener
                                             Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company and in the capacities and on the 23rd day of March 2001.

                    SIGNATURE                                             TITLE
                    ---------                                             -----
(i) Principal executive officer:

             /s/ CHRISTOPHER A. HELMS                 President and Chief Executive Officer
--------------------------------------------------
               Christopher A. Helms

(ii) Principal financial officer:

                 /s/ A. M. WRIGHT                     Senior Vice President, Chief Financial
--------------------------------------------------      Officer, Treasurer and Director
                  Alan M. Wright

(iii) Controller or principal accounting officer:

                /s/ G. W. LEFELAR                     Vice President and Controller
--------------------------------------------------
                 Gary W. Lefelar

(iv) A majority of the Directors including those named above:

          /s/ WILLIAM T. MCCORMICK, JR.               Director
--------------------------------------------------
            William T. McCormick, Jr.

                  CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(3)(a)      333-51932    (3)(a)      --     Restated Articles of Incorporation of CMS Energy. (Form
                                            S-3 filed December 15, 2000)
(3)(b)      333-45556    (3)(b)      --     By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
(3)(c)                               --     Restated Articles of Incorporation dated May 26, 2000, of
                                            Consumers.
(3)(d)      1-5611       (3)(d)      --     By-Laws of Consumers. (1999 Form 10-K)
(3)(e)      1-2921       3.01        --     Restated Certificate of Incorporation of Panhandle. (1993
                                            Form 10-K)
(3)(f)      1-2921       (3)(f)      --     By-Laws of Panhandle. (1999 Form 10-K)
(4)(a)      2-65973      (b)(1)-4    --     Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                            Trust Company), as Trustee, including therein indentures
                                            supplemental thereto through the Forty-third Supplemental
                                            Indenture dated as of May 1, 1979.
                                     --     Indentures Supplemental thereto:
            33-41126     (4)(c)      --     68th dated as of 06/15/93
            1-5611       (4)         --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
            1-5611       (4)(a)      --     70th dated as of 02/01/98 (1997 Form 10-K)
            1-5611       (4)(a)      --     71st dated as of 03/06/98 (1997 Form 10-K)
            1-5611       (4)(b)      --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(d)      --     73rd dated as of 06/15/98
            1-5611       (4)(b)      --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
            1-5611       (4)(b)      --     75th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(d)      --     77th dated as of 10/1/99 (1999 Form 10-K)
(4)(b)                               --     78th dated as of 11/15/00
(4)(c)      1-5611       (4)(b)      --     Indenture dated as of January 1, 1996 between Consumers
                                            and The Bank of New York, as Trustee. (1995 Form 10-K)
                                     --     Indentures Supplemental thereto:
            1-5611       (4)(b)      --     1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611       (4)(a)      --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(a)      --     3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
(4)(d)      1-5611       (4)(c)      --     Indenture dated as of February 1, 1998 between Consumers
                                            and The Chase Manhattan Bank, as Trustee. (1997 Form 10-K)
            1-5611       (4)(a)      --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(b)      --     2nd dated as of 06/15/98
            1-5611       (4)(a)      --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(e)      33-47629     (4)(a)      --     Indenture dated as of September 15, 1992 between CMS
                                            Energy and NBD Bank, as Trustee. (Form S-3 filed May 1,
                                            1992)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)         --     1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)(a)      --     2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)         --     3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
            333-37241    (4)(a)      --     4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
            1-9513       (4)(b)      --     5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(d)      --     6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513       (4)(d)(i)   --     7th dated as of 01/25/99 (1998 Form 10-K)
            1-9513       (4)(d)(ii)  --     8th dated as of 02/03/99 (1998 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
            1-9513       (4)(a)      --     9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
            333-48276    (4)         --     10th dated as of 10/12/00 (Form S-3MEF filed October 19,
                                            2000)
(4)(f)      1-9513       (4)(b)      --     Indenture between CMS Energy and The Chase Manhattan Bank, as Trustee, dated as of January 15, 1994. (Form 8-K dated
                                            March 29, 1994)
                                     --     Indentures Supplemental thereto:
            1-9513       (4b)        --     1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513       (4)         --     2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513       (4)(a)(iv)  --     3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115    (4)(d)      --     4th dated as of 09/17/97 (Form S-3 filed September 22,
                                            1997)
            333-63229    (4)(c)      --     5th dated as of 08/26/98 (Form S-4 filed September 10,
                                            1998)
            1-9513       (4)         --     6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
(4)(g)      1-9513       (4a)        --     Indenture dated as of June 1, 1997, between CMS Energy and
                                            The Bank of New York, as trustee. (Form 8-K filed July 1,
                                            1997)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)(b)      --     1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556    (4)(e)      --     4th dated as of 08/22/00 (Form S-3 filed September 11,
                                            2000)
(4)(h)      1-2921       (4)(a)      --     Indenture dated as of March 29, 1999, among CMS Panhandle
                                            Holding Company, Panhandle Eastern Pipe Line Company and
                                            NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
            1-2921       (4)(b)      --     1st Supplemental Indenture dated as of March 29, 1999,
                                            among CMS Panhandle Holding Company, Panhandle Eastern
                                            Pipe Line Company and NBD Bank, as Trustee, including a
                                            form of Guarantee by Panhandle Eastern Pipe Line Company
                                            of the obligations of CMS Panhandle Holding Company. (1st
                                            qtr 1999 Form 10-Q)
            1-2921       (4)(a)      --     2nd Supplemental Indenture dated as of March 27, 2000,
                                            among Panhandle, as Issuer and Bank One Trust Company,
                                            National Association, as Trustee, Pursuant to Item
                                            6.01(b)(4)(iii) of Regulation S-K, in lieu of filing a
                                            copy of such agreement, Panhandle agrees to furnish a copy of such agreement to the Commission upon request.
(4)(i)      33-58552     (4)         --     Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                            filed February 19, 1993)
(4)(j)      1-9513       (4)         --     Credit Agreement, dated as of June 27, 2000 among CMS
                                            Energy, as Borrower, and the Banks named therein, as
                                            Banks, and the Chase Manhattan Bank, as Administrative
                                            Agent and Collateral Agent, and Bank of America, N.A. and
                                            Barclays Bank plc as Co-Syndication Agents, and Citibank,
                                            N.A., as Documentation Agent. (2nd qtr 2000 Form 10-Q)
(10(a)      1-9513       (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's
                                            and Consumers' executive officers. (1999 Form 10-K)
(10)(b)     1-5611       (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation
                                            Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(c)     1-9513       (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective
                                            February 3, 1988, as amended December 3, 1999. (1999 Form
                                            10-K)
(10)(d)     1-9513       (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1,
                                            1994. (1993 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(e)     1-9513       (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive
                                            Compensation Plan effective January 1, 1986, as amended
                                            January 1995. (1995 Form 10-K)
(10)(f)     1-9513       (10)(h)     --     Supplemental Executive Retirement Plan for Employees of
                                            CMS Energy/Consumers Energy Company effective January 1,
                                            1982, as amended December 3, 1999. (1999 Form 10-K)
(10)(g)     33-37977     4.1         --     Senior Trust Indenture, Leasehold Mortgage and Security
                                            Agreement dated as of June 1, 1990 between The Connecticut
                                            National Bank and United States Trust Company of New York.
                                            (MCV Partnership)
                                            Indenture Supplemental thereto:
            33-37977     4.2         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(h)     1-9513       (28)(b)     --     Collateral Trust Indenture dated as of June 1, 1990 among
                                            Midland Funding Corporation I, MCV Partnership and United
                                            States Trust Company of New York, Trustee. (3rd qtr 1990
                                            Form 10-Q)
                                            Indenture Supplemental thereto:
            33-37977     4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(i)     1-9513       (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification
                                            Agreement dated as of June 1, 1990 among Investor
                                            Partners, CMS Midland as Indemnitor and CMS Energy as
                                            Guarantor. (1990 Form 10-K)
(10)(j)     1-9513       (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to The Connecticut National Bank and Others.
                                            (1990 Form 10-K)
(10)(k)     1-9513       (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS
                                            Energy to Midland Cogeneration Venture Limited
                                            Partnership. (1990 Form 10-K)
(10)(l)     1-9513       (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to United States Trust Company of New York,
                                            Meridian Trust Company, each Subordinated Collateral Trust
                                            Trustee and Holders from time to time of Senior Bonds and
                                            Subordinated Bonds and Participants from time to time in
                                            Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
(10)(m)     33-37977     10.4        --     Amended and Restated Participation Agreement dated as of
                                            June 1, 1990 among MCV Partnership, Owner Participant, The
                                            Connecticut National Bank, United States Trust Company,
                                            Meridian Trust Company, Midland Funding Corporation I,
                                            Midland Funding Corporation II, MEC Development
                                            Corporation and Institutional Senior Bond Purchasers. (MCV
                                            Partnership)
            1-5611       (10)(w)     --     Amendment No. 1 dated as of July 1, 1991. (1991 Form 10-K)
(10)(n)     33-3797      10.4        --     Power Purchase Agreement dated as of July 17, 1986 between
                                            MCV Partnership and Consumers. (MCV Partnership)
                                            Amendments thereto:
            33-37977     10.5        --     Amendment No. 1 dated September 10, 1987. (MCV
                                            Partnership)
            33-37977     10.6        --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)
            33-37977     10.7        --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)
            33-37977     10.8        --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(o)     1-5611       (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and
                                            among CMS Energy, Midland Group, Ltd., Consumers, CMS
                                            Midland, Inc., MEC Development Corp. and CMS Midland
                                            Holdings Company. (1991 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(p)     1-5611       (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as
                                            of June 1, 1990, among CMS Energy, Consumers and The Dow
                                            Chemical Company. (1991 Form 10-K)
(10)(q)     1-5611       (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                            to MCV, each of the Owner Trustees, the Indenture
                                            Trustees, the Owner Participants and the Initial
                                            Purchasers of Senior Bonds in the MCV Sale Leaseback
                                            transaction, and MEC Development. (1991 Form 10-K)
(10)(r)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989, and Amendment, dated November 1, 1989.
                                            (1989 Form 10-K of PanEnergy Corp.)
(10)(s)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
(10)(t)     1-2921       10.03       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            September 1, 1993. (1993 Form 10-K)
(12)                                 --     Statements regarding computation of CMS Energy's Ratio of
                                            Earnings to Fixed Charges.
(16)(b)     1-02921      16(B)       --     Letter of Deloitte & Touche LLP (Form 8-K/A dated July 19,
                                            1999).
(21)(a)                              --     Subsidiaries of CMS Energy.
(21)(b)                              --     Subsidiaries of Consumers.
(23)(a)                              --     Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                              --     Consent of Arthur Andersen LLP for Consumers.
(24)(a)                              --     Power of Attorney for CMS Energy.
(24)(b)                              --     Power of Attorney for Consumers.
(24)(c)                              --     Power of Attorney for Panhandle

-------------------------
** Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

     Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.