Form 10-Q
period 2001-03-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2001-05-11
CIK 811156, 76063, 201533

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                         OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from          to
                                                       --------

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

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 2001:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                              131,989,846
   CMS Energy Class G Common Stock, no par value                                                                  0
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                                    84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                                                    1,000

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

    QUARTERLY REPORTS ON FORM 10-Q TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2001

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
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis.................................................................     CMS-1
     Consolidated Statements of Income....................................................................     CMS-13
     Consolidated Statements of Cash Flows................................................................     CMS-14
     Consolidated Balance Sheets..........................................................................     CMS-16
     Consolidated Statements of Common Stockholders' Equity...............................................     CMS-18
     Condensed Notes to Consolidated Financial Statements.................................................     CMS-19
     Report of Independent Public Accountants.............................................................     CMS-38
Consumers Energy Company
     Management's Discussion and Analysis.................................................................     CE-1
     Consolidated Statements of Income....................................................................     CE-10
     Consolidated Statements of Cash Flows................................................................     CE-11
     Consolidated Balance Sheets..........................................................................     CE-12
     Consolidated Statements of Common Stockholder's Equity...............................................     CE-14
     Condensed Notes to Consolidated Financial Statements.................................................     CE-15
     Report of Independent Public Accountants.............................................................     CE-27
Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis.................................................................     PE-1
     Consolidated Statements of Income....................................................................     PE-4
     Consolidated Statements of Cash Flows................................................................     PE-5
     Consolidated Balance Sheets..........................................................................     PE-6
     Consolidated Statements of Common Stockholder's Equity...............................................     PE-8
     Condensed Notes to Consolidated Financial Statements.................................................     PE-9
     Report of Independent Public Accountants.............................................................     PE-13
Quantitative and Qualitative Disclosures about Market Risk................................................     CO-1
PART II:
     Item 1. Legal Proceedings............................................................................     CO-1
     Item 6. Exhibits and Reports on Form 8-K.............................................................     CO-1
Signatures................................................................................................     CO-3

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE....................................  Association of Businesses Advocating Tariff Equity
ALJ......................................  Administrative Law Judge
APB......................................  Accounting Principles Board
Alliance.................................  Alliance Regional Transmission Organization
Anadarko.................................  Anadarko Petroleum Corporation, a non-affiliated company
Articles.................................  Articles of Incorporation
Attorney General.........................  Michigan Attorney General

bcf......................................  Billion cubic feet
Big Rock.................................  Big Rock Point nuclear power plant, owned by Consumers
Board of Directors.......................  Board of Directors of CMS Energy
Btu......................................  British thermal unit

Clean Air Act............................  Federal Clean Air Act, as amended
CMS Capital..............................  CMS Capital Corporation, a subsidiary of Enterprises
CMS Electric and Gas.....................  CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy...............................  CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock..................  Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission.....................  CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation...........................  CMS Generation Company, a subsidiary of Enterprises
CMS Holdings.............................  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland..............................  CMS Midland Inc., a subsidiary of Consumers
CMS MST..................................  CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas .........................  CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding ...................  CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission
Common Stock.............................  All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers................................  Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group......................  The gas distribution, storage and transportation businesses currently conducted by
                                           Consumers and Michigan Gas Storage
Court of Appeals.........................  Michigan Court of Appeals
Customer Choice Act......................  Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers no later than
                                           January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison...........................  The Detroit Edison Company, a non-affiliated company
DOE......................................  U.S. Department of Energy
Dow......................................  The Dow Chemical Company, a non-affiliated company
Duke Energy..............................  Duke Energy Corporation, a non-affiliated company

EITF.....................................  Emerging Issues Task Force
Enterprises..............................  CMS Enterprises Company, a subsidiary of CMS Energy

EPA......................................  U.S. Environmental Protection Agency
EPS......................................  Earnings per share

FASB.....................................  Financial Accounting Standards Board
FERC.....................................  Federal Energy Regulatory Commission
FMLP.....................................  First Midland Limited Partnership, a partnership which holds a lessor interest in the
                                           MCV facility
FTC......................................  Federal Trade Commission

GCR......................................  Gas cost recovery
GTNs.....................................  CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B, $150 million Series C, $200 million Series D, $400 million Series E and $72 million Series F

INGAA....................................  Interstate Natural Gas Association of America

Jorf Lasfar..............................  The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB
                                           Energy Venture, Inc.

kWh......................................  Kilowatt-hour

Loy Yang.................................  The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in
                                           Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest
LNG......................................  Liquefied natural gas
Ludington................................  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison mcf......................................  Thousand cubic feet
MCV Facility.............................  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                           Partnership
MCV Partnership..........................  Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A.....................................  Management's Discussion and Analysis
MEPCC....................................  Michigan Electric Power Coordination Center
Michigan Gas Storage.....................  Michigan Gas Storage Company, a subsidiary of Consumers
Michigan Transco.........................  Michigan Electric Transmission Company, a subsidiary of Consumers Energy
MMBtu....................................  Million British thermal unit
MPSC.....................................  Michigan Public Service Commission
MW.......................................  Megawatts

NEIL.....................................  Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC......................................  Nuclear Management Company, a Wisconsin company, formed in 1999 by Northern States Power
                                           Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power Company, and
                                           Wisconsin Public Service Company to operate and manage nuclear capacity owned by the four utilities.
NOx......................................  Nitrogen Oxide
NRC......................................  Nuclear Regulatory Commission
NYMEX....................................  New York Mercantile Exchange

Palisades................................  Palisades nuclear power plant, owned by Consumers
Pan Gas Storage..........................  Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company
Panhandle................................  Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas
                                           Storage, Panhandle Storage, and Trunkline LNG.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line..............  Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage........................  CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company
PCBs.....................................  Poly chlorinated biphenyls
PPA......................................  The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
PSCR.....................................  Power supply cost recovery
PUHCA....................................  Public Utility Holding Company Act of 1935

RTO......................................  Regional Transmission Organization

SAB......................................  Staff Accounting Bulletin
Sea Robin................................  Sea Robin Pipeline Company
SEC......................................  U.S. Securities and Exchange Commission
Securitization...........................  A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility.
Senior Credit Facility...................  $1 billion one-year revolving credit facility maturing in June 2001
SFAS.....................................  Statement of Financial Accounting Standards
SIPS.....................................  State Implementation Plans
SOP......................................  Statement of Position
Stranded Costs...........................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund................................  Comprehensive Environmental Response, Compensation and Liability Act

TBtu.....................................  Trillion british thermal unit
Transition Costs.........................  Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline................................  Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line Company
Trunkline LNG............................  Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line Company
Trust Preferred Securities...............  Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union....................................  Utility Workers of America, AFL-CIO

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 2000 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This report and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2000 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's outlook. This report also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                                                      In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                              2001        2000(a)      Change
------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                   $ 109        $  75       $   34
Earnings Per Average Common Share:
        Basic                                                               .87          .66          .21
        Diluted                                                             .85          .65          .20
============================================================================================================

(a) Includes the cumulative effect of an accounting change for crude oil inventories, which decreased net income by $5 million, or $.04 per basic and diluted share.

For the three months ended March 31, 2001, the increase in consolidated net income as compared to the same period in 2000 resulted from increased earnings from CMS Energy's utility and diversified energy businesses.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

                                     CMS-1

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME: For the three months ended March 31, 2001, electric utility pretax operating income increased $20 million from the comparable period in 2000. The earnings increase primarily reflects reduced power costs in part from increased internal generation that reduced the need for higher cost purchased power and increased sales to the company's higher-margin customers. Partially offsetting the increased operating income benefit was higher operations and maintenance costs. The following table quantifies these impacts on pretax operating income:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2001 vs 2000
----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                                                          $ 3
Power supply costs and related revenue                                                                         3
Intersystem sales                                                                                             26
Rate decrease                                                                                                (13)
Non-commodity revenue                                                                                          5
Operation and maintenance expense                                                                            (26)
General taxes and depreciation expense                                                                        22
                                                                                                         -------

Total change                                                                                                $ 20
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended March 31, 2001, electric deliveries were 10.0 billion kWh, an increase of 0.3 billion kWh or 3.1 percent compared to the first quarter of 2000. Total electric deliveries increased to residential and commercial customers and intersystem sales, partially offset by reduced industrial usage reflecting the economic slowdown impacting the automotive business.

POWER SUPPLY COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                  2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 301             $ 301          $  -
================================================================================================================


For the three months ended March 31, 2001, power supply costs remained unchanged compared to the first quarter of 2000. Increased internal generation reduced the need for higher cost purchased power.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME: For the three months ended March 31, 2001, gas pretax operating income increased $1 million from the comparable period in 2000. The earnings increase primarily reflects increased revenue from higher deliveries to residential and commercial customers due to colder temperatures in 2001. See Note 2, Uncertainties, for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.

                                      CMS-2

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2001 vs 2000
----------------------------------------------------------------------------------------------------------------

Gas deliveries                                                                                              $ 10
Gas commodity costs and related revenue                                                                       (3)
Gas wholesale and retail services                                                                              3
Operation and maintenance expense                                                                             (5)
General taxes and depreciation expense                                                                        (4)
                                                                                                           ------

Total change                                                                                               $   1
================================================================================================================


GAS DELIVERIES: For the three months ended March 31, 2001, gas system deliveries to ultimate customers were 114 bcf, an increase of 9 bcf compared to the first quarter of 2000. Total deliveries including miscellaneous transportation, totaled 160 bcf, a decrease of 1 bcf or 1 percent compared to the first quarter of 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2001              2000           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                      $ 349             $ 295             $ 54
================================================================================================================

For the three months ended March 31, 2001, the cost of gas sold increased by $54 million from the comparable period in 2000 due to higher gas prices and increased gas sales to our ultimate customers due to colder temperatures during the first quarter of 2001 compared to the first quarter of 2000.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended March 31, 2001, pretax operating income increased $15 million (19 percent) from the comparable period in 2000. The increase reflects earnings associated with a 200 percent increase in LNG shipments compared to 2000 (15 shipments compared to 5 shipments). Additional increases resulted from domestic gas gathering and processing operations due to higher natural gas liquid prices. These increases were partially offset by higher operating expenses and lower transportation revenues.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended March 31, 2001, pretax operating income increased $7 million (41 percent) from the comparable period in 2000. The increase reflects the earnings benefits from the expansion of the Jorf Lasfar facility, the operation of additional units at the Takoradi facility in Africa, increased earnings from the MCV Facility, and the absence of operating losses in 2001 from the investment in Loy Yang, which was written off in the fourth quarter of 2000. These increases were partially offset by decreased earnings from domestic plants due to the sale of a cogeneration plant and a hydro plant in 2000, and construction delays at the Dearborn Industrial Generation plant which led to increased costs for steam generation.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended March 31, 2001, pretax operating income increased $9 million (225 percent) from the comparable period in 2000. The increase reflects higher realized commodity prices and lower operating expenses due to the sales in 2000 of gas and oil producing properties in Michigan


                                     CMS-3
and Ecuador. This increase was partially offset by increased general and administrative and exploration expenses and reduced production due to the sale of the Michigan and Ecuador properties.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended March 31, 2001, pretax operating income increased $4 million (133 percent) from the comparable period in 2000. The increase reflects additional earnings from wholesale gas trading and increased LNG sales. The physical volumes of marketed and managed natural gas and power traded increased 17 percent and 1,383 percent, respectively, due largely to significantly increased lower-margin energy marketing and trading transactions.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended March 31, 2001, pretax operating income decreased $4 million (67 percent) from the comparable period in 2000. The decrease primarily reflects the reduced ownership interest in an Argentine electric distribution utility.

MARKET RISK INFORMATION

CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity security prices. CMS Energy's derivative activities are subject to the direction of the Executive Oversight Committee, consisting of certain members of CMS Energy's senior management, and its Risk Committee, consisting of CMS Energy business unit managers. The goal of the risk management policy is to measure and limit CMS Energy's overall energy commodity risk by implementing an enterprise-wide policy across all CMS Energy business units. This allows CMS Energy to maximize the use of hedges among its business units before utilizing derivatives with external parties. The role of the Risk Committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged risk. For further information on CMS Energy's use of derivative instruments to manage risks, see Note 5, Risk Management Activities and Financial Instruments, incorporated by reference herein.

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal and natural gas liquids. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price.) The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the remainder of 2001 would increase or decrease by $21 million and $18 million, respectively. These hypothetical 10 percent shifts in quoted


                                     CMS-4
commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of March 31, 2001. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

Consumers enters into, for purposes other than trading, electricity and gas call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

At March 31, 2001 the fair value based on quoted future market prices of electricity-related option and swap contracts was $97 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $14 million. As of March 31, 2001, Consumers had an asset of $104 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including that associated with trust preferred securities, and from interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. At March 31, 2001, the carrying amounts of long-term debt and trust preferred securities were $7.1 billion and $1.1 billion, respectively, with corresponding fair values of $7.0 billion and $1.0 billion, respectively. The fair value of CMS Energy's interest rate swaps at March 31, 2001, with a notional amount of $1.069 billion, was $15 million, representing the amount CMS Energy would pay upon settlement. Based on a sensitivity analysis at March 31, 2001, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would not have a material impact on CMS Energy's consolidated financial position or cash flows. In addition, based on a 10 percent adverse shift in market rates, CMS Energy would have an exposure of approximately $388 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance its fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of March 31, 2001.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk that arises from net investments in foreign operations as well as various international projects that CMS Energy has an equity interest in that have debt denominated in the US dollar. CMS Energy uses forward exchange and option contracts to hedge these currency exchange risks. At March 31, 2001, CMS Energy's primary currency exchange rate exposures were the Brazilian real, the Argentine peso and the Australian dollar. The impact of the hedges of the net investments in foreign operations is reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the first quarter of 2001, the adjustment for hedging was immaterial even though the net foreign currency translation adjustment was $(30) million. Due to favorable exchange rates, CMS Energy recognized approximately $4 million in earnings as a result of hedges for US dollar denominated debt that do not qualify as net investment hedges, and consequently, are marked-to-market through earnings currently. This gain appears on the Consolidated Statements of Income in Other Income (Deductions).

Based on a sensitivity analysis at March 31, 2001, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of March 31, 2001, but would result in a net cash settlement of approximately $2 million. The estimated fair value of the foreign exchange and option contracts at March 31, 2001 was $4 million, representing the amount CMS Energy would receive upon settlement.



                                     CMS-5

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 2001.

For a discussion of accounting policies related to derivative transactions, see
Note 5, Risk Management Activities and Financial Instruments, incorporated by reference herein.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first quarter of 2001, Consumers paid $66 million in common dividends and Enterprises paid $78 million in common dividends and other distributions to CMS Energy. In April 2001, Consumers declared a $30 million common dividend to CMS Energy, payable in May 2001. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For the first three months of 2001 and 2000, consolidated cash from operations totaled $361 million and $114 million, respectively. The $247 million increase resulted primarily from an increase in cash earnings and the timing of cash receipts and payments related to working capital items. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: For the first three months of 2001 and 2000, CMS Energy's consolidated net cash used in investing activities totaled $332 million and $26 million, respectively. The increase of $306 million primarily reflects a $305 million decrease in proceeds from the sales of assets in 2000. CMS Energy's expenditures (excluding acquisitions) during the first three months of 2001 for its utility and diversified energy businesses were $195 million and $121 million, respectively, compared to $120 million and $131 million, respectively, during the comparable period in 2000.

FINANCING ACTIVITIES: For the first three months of 2001, CMS Energy's net cash provided by financing activities totaled $11 million, while net cash used in financing activities totaled $12 million for the first three months of 2000. The increase of $23 million resulted primarily from an increase in the issuance of common stock ($313 million) and a decrease in the repurchase of common stock ($102 million), partially offset by an increase in the retirement of bonds and other long-term debt ($223 million) and an increase in the retirement of notes payable ($191 million). The following table summarizes securities issued during the first three months of 2001:





                                     CMS-6

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount   Use of Proceeds
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY
GTNs Series F                       (1)          (1)            8.54%         $  61   General corporate purposes
Common Stock                   February          n/a      10.0 shares           296   Repay debt and general
                                                                                      corporate purposes
Senior Notes                      March         2011            8.50%           350   Repay debt and general
                                                                              -----   corporate purposes

Total                                                                         $ 707
                                                                              =====
===================================================================================================================

(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

In the first quarter of 2001, CMS Energy declared and paid $45 million in cash dividends to holders of CMS Energy Common Stock. In April 2001, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2001.

OTHER INVESTING AND FINANCING MATTERS: At March 31, 2001, the book value per share of CMS Energy Common Stock was $20.49.

At May 1, 2001, CMS Energy had an aggregate $1.6 billion in securities registered for future issuance.

CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. CMS Energy also has unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2001, the total amount available under the Senior Credit Facility and the unsecured lines of credit were $1 billion and $38 million, respectively. For detailed information, see Note 3, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about this source of funds, see Note 3, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

In 2000, an impairment loss of $329 million ($268 million after-tax) was realized on the carrying amount of the Loy Yang investment. This loss does not include cumulative net foreign currency losses of $164 million due to unfavorable changes in the exchange rates, which, in accordance with SFAS No. 52, Foreign Currency Translation, will not be realized until there has been a sale or full liquidation of CMS Energy's investment. CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

CMS Energy currently intends to sell assets resulting in cash proceeds and associated reduction of consolidated project debt in the total amount of approximately $450 million, as more fully discussed in the Outlook - Financial Improvement Plan section below.


                                     CMS-7

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $3.9 billion during 2001 through 2003. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2001 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ending December 31                                                  2001              2002               2003
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                  $   555           $   555          $     355
Consumers gas operations (a)                                               145               145                135
Natural gas transmission                                                   220               215                280
Independent power production                                                65               150                240
Oil and gas exploration and production                                     200               235                245
Marketing, services and trading                                              5                 5                  5
International energy distribution                                           60                 5                  5
Other                                                                       35                25                  5
                                                                       --------------------------------------------

                                                                       $ 1,285           $ 1,335          $   1,270
===================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2, Uncertainties - Electric Environmental Matters.

CMS Energy currently plans investments in the years 2001 through 2003 in focused markets, which include: North and South America; the Middle East; and West Africa. Investments will be made in market segments which align with CMS Energy's varied business units' skills with a focus on optimization and integration of existing assets, as further discussed in Outlook section below.

OUTLOOK

FINANCIAL IMPROVEMENT PLAN

In October 2000, CMS Energy announced a plan to strengthen its balance sheet using proceeds from equity offerings and asset sales to repay debt. As a part of that plan, CMS Energy sold approximately $600 million of CMS Energy Common Stock through offerings in October 2000 and February 2001, and applied the proceeds to repay debt.

CMS Energy intends to enhance long-term growth through a portfolio management program that entails the ongoing sale of assets. Towards this goal, CMS Energy currently intends to sell assets, potentially including Consumers' electric transmission facilities, that it anticipates will result in cash proceeds and associated reduction of consolidated project debt in the total amount of approximately $450 million. There are no assurances that CMS Energy will achieve this level of asset sales and associated debt reduction in 2001 as planned. Also, CMS Energy is reviewing its options regarding assets performing below prior expectations, including certain assets in Argentina and Australia.



                                     CMS-8

GENERAL  OUTLOOK

CMS Energy's vision is to be an integrated energy company with a strong asset base, supplemented with an active marketing, services and trading capability. CMS Energy intends to integrate the skills and assets of its business units to obtain optimal returns and to provide expansion opportunities for its multiple existing businesses.

CMS Energy continues to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. As a result, CMS Energy's primary development focus shifted to North America, particularly in the United States' central corridor. In addition, CMS Energy will focus its international activities on select high-growth regions, particularly in the Middle East, Latin America and West Africa.

CMS Energy is currently evaluating longer-term growth initiatives, including: natural gas acquisitions and joint ventures in North America; marketing acquisitions; expanded and new North American LNG regasification terminals; and various corporate and financial repositioning options, including possible separation of its utility and non-utility businesses.

DIVERSIFIED ENERGY OUTLOOK

NATURAL GAS TRANSMISSION AND PANHANDLE OUTLOOK: CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products, and to build a 150-mile natural gas pipeline from Illinois to Wisconsin to meet the needs of those significantly growing markets. CMS Energy seeks to capitalize on its West Africa oil and gas reserves by using the gas from an onshore processing facility in a methanol-producing plant in West Africa in which the natural gas transmission business has an ownership interest.

INDEPENDENT POWER PRODUCTION OUTLOOK: CMS Energy's independent power production business plans to continue its growth by addressing the increasing demand for electricity in selected markets, primarily in the United States and the Middle East. These plans include commencing operations of projects that are at or near the end of construction, such as a 407 MW facility in the United Arab Emirates, a 710 MW project in Michigan, and the expansion of a facility in Morocco from 660 MW to 1,356 MW.

OIL AND GAS EXPLORATION AND PRODUCTION OUTLOOK: CMS Energy seeks to accelerate natural gas exploration, development and production in North America through the significant natural gas potential in its existing properties in West Texas, Wyoming and Montana. CMS Energy also seeks to explore for or acquire natural gas reserves in North America where integrated development opportunities exist with other CMS businesses involved in gathering, processing and pipeline activities. Another important part of the CMS Energy growth plan is to continue an accelerated development program to increase gas/condensate production in Equatorial Guinea. Finally, CMS Energy plans to further develop its oil and gas assets in the Republic of Congo, Tunisia, Cameroon, Colombia and Venezuela.

MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on wholesale customers such as municipals, cooperatives and large industrial customers in




                                     CMS-9
the central United States where CMS Energy's existing assets are concentrated. CMS Energy's marketing, services and trading business also intends to contract for use of significant gas transportation and storage assets in the central United States to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue developing importing and marketing opportunities for LNG. CMS Energy plans to capitalize on favorable market conditions for energy performance contracting through expanding its services business in selected markets.

INTERNATIONAL ENERGY DISTRIBUTION OUTLOOK: Through its international energy distribution business, CMS Energy will continue focusing on areas of high growth and opportunity to expand the range of energy-related services, including commercial and technical service. At its existing distribution facilities in Venezuela and Brazil, CMS Energy intends to continue operational improvements to improve their financial results.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the ability to sell assets and achieve balance sheet and credit improvement in accordance with our financial plan; 2) the international monetary fluctuations, particularly in Argentina, Brazil and Australia, 3) changes in foreign governmental and regulatory policies that may significantly reduce the tariffs charged and revenues recognized by certain foreign projects; 4) the imposition of stamp taxes on certain South American contracts that may significantly increase project expenses; 5) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle, and 6) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility in LNG terminalling revenues.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric system deliveries to grow an average of approximately two percent per year based primarily on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows all customers to choose their electricity supplier beginning January 1, 2002, or of changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act, passed by the Michigan Legislature, as a result of repeated efforts to enact electric utility restructuring legislation, became effective June 2000.

The intent of the Customer Choice Act is to move the retail electric businesses in Michigan to competition. Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. CMS Energy cannot predict the ultimate financial impact of changes related to these power supply contracts.

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

In part because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In



                                     CMS-10

January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. Consumers transferred the transmission facilities to Michigan Transco on April 1, 2001. This represents a major step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

CMS Energy cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

RATE MATTERS: Prior to the enactment of the Customer Choice Act, there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of this legislation, the MPSC dismissed certain rate proceedings and a complaint filed by ABATE seeking a reduction in rates. ABATE filed a petition for rehearing with the MPSC.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation - Utility Matters, and Note 2, Uncertainties - Consumers' Electric Utility Rate Matters, incorporated by reference herein.

NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties - Nuclear Matters, incorporated by reference herein.

UNCERTAINTIES: Several electric business trends or uncertainties may affect CMS Energy's financial results and condition. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) obtaining a resolution of the pending appeal by the Attorney General that allows a successful sale of Securitization bonds on a timely basis; d) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; e) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; and f) the effect of the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

During the spring and summer months of 2001, Consumers will purchase natural gas for inventory to meet anticipated future customer needs during the winter heating season. Consumers anticipates that it will incur financing costs on these natural gas purchases that are higher than are being recovered in current rates.


                                     CMS-11

UNCERTAINTIES: Several gas business trends or uncertainties may affect CMS Energy's financial results and conditions. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program; 4) reintroduction of the GCR clause and any initiatives undertaken to protect against gas price increases; and 5) market and regulation responses to increases in gas costs. For detailed information about these uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

CONSUMERS' OTHER OUTLOOK

Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

OTHER MATTERS

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. During the first quarter of 2001, the change in the foreign currency translation adjustment decreased equity by $30 million, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $824 million at March 31, 2001, which includes $21 million, $25 million and $778 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at March 31, 2001 was $4 million, representing the amount CMS Energy would receive upon settlement.


                                     CMS-12

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
MARCH 31                                                                                  2001             2000
-----------------------------------------------------------------------------------------------------------------
                                                                            In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                      $     665       $     640
  Gas utility                                                                                 540             475
  Natural gas transmission                                                                    386             178
  Independent power production                                                                108              81
  Oil and gas exploration and production                                                       41              33
  Marketing, services and trading                                                           2,344             351
  International energy distribution                                                            37              62
  Other                                                                                         5               8
                                                                                        -------------------------
                                                                                            4,126           1,828
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                               83              78
    Purchased and interchange power - Marketing, services and trading                       1,444              40
    Purchased and interchange power                                                           134             128
    Purchased power - related parties                                                         118             146
    Cost of gas sold - Marketing, services and trading                                        782             291
    Cost of gas sold                                                                          580             300
    Other operating expenses                                                                  359             230
                                                                                        -------------------------
                                                                                            3,500           1,213
  Maintenance                                                                                  66              76
  Depreciation, depletion and amortization                                                    153             176
  General taxes                                                                                76              71
                                                                                        -------------------------
                                                                                            3,795           1,536
-----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                                            135             115
  Gas utility                                                                                  65              64
  Natural gas transmission                                                                     93              78
  Independent power production                                                                 24              17
  Oil and gas exploration and production                                                       13               4
  Marketing, services and trading                                                               7               3
  International energy distribution                                                             2               6
  Other                                                                                        (8)              5
                                                                                        -------------------------
                                                                                              331             292
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                                              -               1
  Accretion expense                                                                            (9)             (9)
  Gain on asset sales, net of foreign currency translation losses of $25 in 2000                -               8
  Other, net                                                                                   13               2
                                                                                        -------------------------
                                                                                                4               2
-----------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                                  145             148
  Other interest                                                                               12               -
  Capitalized interest                                                                        (14)            (10)
  Preferred securities distributions                                                           23              23
                                                                                        -------------------------
                                                                                              166             161
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                             169             133

INCOME TAXES                                                                                   59              52

MINORITY INTERESTS                                                                              1               1
                                                                                        -------------------------
CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            109              80

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR TREATMENT OF INVENTORY,
  NET OF TAX BENEFIT OF $(2)                                                                    -              (5)
                                                                                        -------------------------
CONSOLIDATED NET INCOME                                                                 $     109       $      75
=================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                                             125             113
=================================================================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE                                                 $     .87       $     .66
=================================================================================================================

DILUTED EARNINGS PER AVERAGE COMMON SHARE                                               $     .85       $     .65
=================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                                                     $    .365       $    .365
=================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-13

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
MARCH 31                                                                             2001            2000
----------------------------------------------------------------------------------------------------------
                                                                                         In millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                            $ 109           $  75
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $10 and $10, respectively)                                153             176
        Deferred income taxes and investment tax credit                                 31             (68)
        Capital lease and debt discount amortization                                     9               7
        Accretion expense                                                                9               9
        Accretion income - abandoned Midland project                                     -              (1)
        MCV power purchases                                                             (3)            (14)
        Undistributed earnings of related parties                                      (32)            (28)
        Cumulative effect of accounting change                                           -               7
        Gain on the sale od assets, net of foreign currency translation losses           -              (8)
        Changes in other assets and liabilities:
            Decrease (increase) in accounts receivable                                (678)             34
            Decrease in inventories                                                    125             154
            Increase (decrease) in accounts payable and accrued expenses               687            (175)
            Regulatory obligation - gas choice                                         (16)              -
            Changes in other assets and liabilities                                    (33)            (54)
                                                                                     ---------------------

          Net cash provided by operating activities                                    361             114
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                   (273)           (209)
  Acquisition of companies, net of cash acquired                                         -             (74)
  Investments in partnerships and unconsolidated subsidiaries                          (31)            (31)
  Cost to retire property, net                                                         (26)            (21)
  Proceeds from sale of property                                                         -             305
  Other                                                                                 (2)              4
                                                                                     ---------------------

          Net cash (used in) investing activities                                     (332)            (26)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                 373             343
  Issuance of common stock                                                             316               3
  Retirement of bonds and other long-term debt                                        (389)           (166)
  Repurchase of common stock                                                             -            (102)
  Decrease in notes payable, net                                                      (233)            (42)
  Payment of common stock dividends                                                    (45)            (42)
  Payment of capital lease obligations                                                  (8)             (6)
  Other financing                                                                       (3)              -
                                                                                     ---------------------

          Net cash provided by (used in) financing activities                           11             (12)
----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                     40              76

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                               182             132
                                                                                     ---------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                   $ 222           $ 208
==========================================================================================================



                                     CMS-14

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:

CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                  $   166       $  162
  Income taxes paid (net of refunds)                               (6)           -
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                     $     2       $    2
  Other assets placed under capital leases                          7            3
==================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-15

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                        MARCH 31                           MARCH 31
                                                                                  2001        DECEMBER 31            2000
                                                                            (UNAUDITED)              2000      (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

PLANT AND PROPERTY (AT COST)
  Electric utility                                                           $  7,298           $ 7,241          $   7,026
  Gas utility                                                                   2,524             2,503              2,478
  Natural gas transmission                                                      2,193             2,191              2,066
  Oil and gas properties (successful efforts method)                              660               630                606
  Independent power production                                                    395               398                976
  International energy distribution                                               229               258                481
  Other                                                                           105               105                 77
                                                                             ---------------------------------------------
                                                                               13,404            13,326             13,710
  Less accumulated depreciation, depletion and amortization                     6,317             6,252              6,246
                                                                             ---------------------------------------------
                                                                                7,087             7,074              7,464
  Construction work-in-progress                                                   905               761                717
                                                                             ---------------------------------------------
                                                                                7,992             7,835              8,181
--------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                  1,002               924                965
  Natural gas transmission                                                        457               436                357
  International energy distribution                                                29                63                 40
  Midland Cogeneration Venture Limited Partnership                                302               290                253
  First Midland Limited Partnership                                               248               245                243
  Other                                                                            46                58                 52
                                                                             ---------------------------------------------
                                                                                2,084             2,016              1,910
--------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market          222               182                208
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $20, $18 and $19, respectively                                2,109             1,440                937
  Inventories at average cost
    Gas in underground storage                                                    150               297                 78
    Materials and supplies                                                        142               124                141
    Generating plant fuel stock                                                    50                46                 47
  Deferred income taxes                                                            41                39                 25
  Prepayments and other                                                           290               321                220
                                                                             ---------------------------------------------
                                                                                3,004             2,449              1,656
--------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs                                                         709               709                  -
     Postretirement benefits                                                      226               232                333
     Abandoned Midland project                                                     15                22                 41
     Unamortized nuclear costs                                                      -                 6                504
     Other                                                                         84                87                123
  Goodwill, net                                                                   880               891                913
  Nuclear decommissioning trust funds                                             585               611                615
  Notes receivable - related parties                                              161               155                254
  Notes receivable                                                                151               150                 41
  Other                                                                           733               688                696
                                                                             ---------------------------------------------
                                                                                3,544             3,551              3,520
                                                                             ---------------------------------------------
TOTAL ASSETS                                                                 $ 16,624           $15,851          $  15,267
==========================================================================================================================


                                     CMS-16

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                     MARCH 31                          MARCH 31
                                                                                 2001       DECEMBER 31            2000
                                                                           (UNAUDITED)             2000      (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION
  Common stockholders' equity                                              $   2,703         $   2,361         $   2,369
  Preferred stock of subsidiary                                                   44                44                44
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                      100               100               100
    Consumers Energy Company Financing II (a)                                    120               120               120
    Consumers Energy Company Financing III (a)                                   175               175               175
  Company-obligated convertible Trust Preferred Securities of:
    CMS Energy Trust I (a)                                                       173               173               173
    CMS Energy Trust II (a)                                                      301               301               301
    CMS Energy Trust III (a)                                                     220               220                 -
  Company-obligated Trust Preferred Securities of CMS RHINOS Trust (a)             -                 -               250
  Long-term debt                                                               7,150             6,770             6,533
  Non-current portion of capital leases                                           58                54                88
                                                                           ---------------------------------------------
                                                                              11,044            10,318            10,153
------------------------------------------------------------------------------------------------------------------------



MINORITY INTERESTS                                                                86                88               222
------------------------------------------------------------------------------------------------------------------------



CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                           302               707             1,182
  Notes payable                                                                  170               403               188
  Accounts payable                                                             1,747             1,024               673
  Accrued taxes                                                                  288               309               337
  Accrued interest                                                               133               159               119
  Accounts payable - related parties                                              69                70                68
  Other                                                                          560               530               370
                                                                           ---------------------------------------------
                                                                               3,269             3,202             2,937
------------------------------------------------------------------------------------------------------------------------



NON-CURRENT LIABILITIES
  Deferred income taxes                                                          758               749               615
  Postretirement benefits                                                        404               437               476
  Deferred investment tax credit                                                 108               110               123
  Regulatory liabilities for income taxes, net                                   260               246                75
  Other                                                                          695               701               666
                                                                           ---------------------------------------------
                                                                               2,225             2,243             1,955
------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                             $  16,624         $  15,851         $  15,267
========================================================================================================================

(a) For further discussion, see Note 3 of the Condensed Notes to Consolidated Financial Statements.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-17

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
MARCH 31                                                                                                  2001           2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           In Millions
COMMON STOCK
  At beginning and end of period                                                                     $       1     $        1
-----------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                                 2,936          2,749
  Common stock repurchased                                                                                   -           (102)
  Common stock reissued                                                                                      -              3
  Common stock issued                                                                                      316              3
                                                                                                     ------------------------
      At end of period                                                                                   3,252          2,653
-----------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                                                                  (2)             3
    Unrealized gain (loss) on investments (a)                                                               (1)             -
                                                                                                     ------------------------
      At end of period                                                                                      (3)             3
                                                                                                     ------------------------

  Derivative Instruments
    At beginning of period (b)                                                                              13              -
    Unrealized gain (loss) on derivative instruments (a)                                                   (14)             -
    Reclassification adjustments included in consolidated net income (a)                                    (6)             -
                                                                                                     ------------------------
      At end of period                                                                                      (7)             -
-----------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                                  (254)          (108)
  Change in foreign currency translation realized from asset sale (a)                                        -             25
  Change in foreign currency translation (a)                                                               (30)           (49)
                                                                                                     ------------------------
      At end of period                                                                                    (284)          (132)
-----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                                  (320)          (189)
  Consolidated net income (a)                                                                              109             75
  Common stock dividends declared                                                                          (45)           (42)
                                                                                                     ------------------------
      At end of period                                                                                    (256)          (156)
                                                                                                     ------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                                    $   2,703     $    2,369
=============================================================================================================================

(a)  Disclosure of Consolidated Comprehensive Income:
       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
             $- and $-, respectively                                                                 $      (1)    $        -
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $10 and $-, respectively                                                        (14)             -
           Reclassification adjustments included in consolidated net income,
             net of tax of $4 and $-, respectively                                                          (6)             -
       Foreign currency translation, net                                                                   (30)           (24)
       Consolidated net income                                                                             109             75
                                                                                                     ------------------------

       Total Consolidated Comprehensive Income                                                       $      58     $       51
                                                                                                     ========================


(b) Cumulative effect of change in accounting principle, net of $(11) tax
(Note 5)

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-18

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These interim Consolidated Financial Statements have been prepared by CMS Energy and reviewed by the independent public accountant in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2000, which includes the Reports of Independent Public Accountants. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three months ended March 31, 2001 and March 31, 2000, undistributed equity earnings were $32 million and $28 million, respectively. Intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. During the first quarter of 2001, the



                                     CMS-19
change in the foreign currency translation adjustment decreased equity by $30 million, net of after-tax hedging proceeds.

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

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of March 31, 2001, Consumers had a net investment in energy supply facilities of $1.218 billion included in electric plant and property. See Note 2, Uncertainties.

2:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and NOx and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects.

1997 EPA Revised NOx and Small Particulate Emissions Standards - In 1997, the EPA revised these standards to impose further limitations on NOx and small particulate-related emissions. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA's implementation plan was not lawful. While this case has been pending in federal courts, and while continuing through the lower federal courts as ordered by the Supreme Court, the EPA suspended the 1997 standards and reinstated the pre-1997 standards.



                                     CMS-20

1998 EPA Plan for NOx Emissions - In 1998, based in part upon the 1997 standards, the EPA issued final regulations requiring the State of Michigan to further limit NOx emissions. Consumers anticipates a reduction in NOx emissions by 2004 to only 32 percent of levels allowed for the year 2000.

Section 126 Petitions - In December 1999, the EPA issued a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the 1998 plan for NOx emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance - To meet the EPA's 1998 rule and/or the
Section 126 NOx emission rules, the estimated cost to Consumers will be between $450 million and $500 million. Consumers anticipates that it will incur these capital expenditures between 2000 and either 2003 or 2004 depending upon whether the EPA prevails in the Section 126 litigation. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an additional amount of between $290 million and $500 million of capital expenditures to comply with the new small particulate standards sometime after 2004.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2001, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of March 31, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation



                                     CMS-21
known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of December 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC-approved RTO or to an independent transmission owner.

In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Securitization of approximately $470 million in qualified costs, which were primarily regulatory assets plus recovery of the expenses of the Securitization. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset substantially all of the revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

In January 2001, Consumers accepted the MPSC's final financing order. The final financing order has been appealed by the Attorney General of Michigan. Consumers cannot predict the outcome of the appeal or its effect on the schedule for issuance of Securitization bonds. Beginning January 1, 2001, and continuing during the appeal period, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. The amortization will be reestablished later, after the Securitization bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of



                                     CMS-22

Securitization bonds will be required to offset substantially all of the revenue impact of the rate reduction over the term of the bonds.

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

In a pending case before the Court of Appeals, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of April 2001, alternative electric service providers are providing service to 73 MW of retail open access requirements.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing future electricity call option contracts for the physical delivery of electricity during the months of June through September. As of March 31, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2005, at a recognized cost of $104 million, of which $60 million pertains to 2001.

In 1996, as a result of efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC. Detroit Edison and Consumers negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the financial impact of terminating these joint merchant operations.



                                     CMS-23

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003. Therefore, changes in power supply costs as a result of fluctuating energy prices will not be reflected in rates during the rate freeze period.

TRANSMISSION ASSETS: In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC-approved RTO. As the FERC has not made a final disposition of the Alliance RTO, Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in the Alliance RTO.

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. Consumers transferred the transmission facilities to Michigan Transco on April 1, 2001. This represents a major step in Consumers' plan to either divest its transmission business to a third party or to transfer control of or to sell it to an RTO. In either event, Consumers' current plan is to remain in the business of generating and distributing electric power to retail customers. In addition, in response to an application that Consumers filed with the MPSC, the MPSC issued an order that stated in part that, if Consumers sells its transmission facilities in the manner described in its application, it would be in compliance with applicable requirements of the Customer Choice Act.

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

In March 2000 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $31 million and $25 million, incurred in 1999 and 2000, respectively. Consumers expects a final order for the 1999 costs in the first half of 2001 and for the 2000 cost in early 2002. Consumers believes these costs are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.





                                     CMS-24

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March  31                                                                                      2001           2000
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                         $13             $9
Income taxes and other                                                                            4              3
------------------------------------------------------------------------------------------------------------------

Net income                                                                                       $9             $6
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

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At March 31, 2001 and March 31, 2000, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $43 million and $71 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2001        2002       2003       2004     2005
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                 $38         $38        $37        $36      $35
==================================================================================================================

Consumers continually evaluates the adequacy of the PPA liability. These evaluations consider management's



                                     CMS-25
assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Should future results differ from management's assessments, Consumers may have to make additional charges for a given year of up to $33 million, after tax. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Utility Rate Matters" in this Note.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of March 31, 2001, Consumers has a recorded liability to the DOE of $132 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with another utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of such settlement. Consumers is evaluating this matter further. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is evaluating those rulings and their applicability to its contracts with the DOE.

NUCLEAR MATTERS: In March 2000, Palisades received its annual performance review in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. In November 2000, Palisades received its mid-refueling cycle performance review and inspection plan in which the NRC noted that plant performance for the third quarter of 2000 included one performance criteria requiring regulatory response. At the end of 2000, this one performance criteria returned to a condition requiring no regulatory response. Except for one supplemental inspection, the NRC plans to conduct only routine baseline inspections at Palisades.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. If certain covered losses occur at its own or other



                                     CMS-26
nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $12.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria for reactor vessel embrittlement at Palisades will not be reached until 2014. On December 14, 2000, the NRC issued an amendment revising the operating license for Palisades extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC is expected by July 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees will become NMC employees by mid-year 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact is uncertain.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of March 31, 2001, Consumers has an accrued liability of $55 million, (net of expenditures incurred to date and net of any insurance recoveries), and a regulatory asset of $62 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental cleanup costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS RESTRUCTURING: On April 1, 1998, Consumers began an experimental gas customer choice pilot program that ended March 31, 2001. Under this program, gas distribution rates were frozen through March 31, 2001. On April 1, 2001 a permanent gas customer choice program commenced and under this program Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities.



                                     CMS-27

PANHANDLE MATTERS

REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 29, 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. On April 12, 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline will reduce its maximum rates and make refunds. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At March 31, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $60 million and $59 million, respectively, due from natural gas producers, and Other Current Liabilities included $60 million and $59 million, respectively, for related obligations.

On March 28, 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for Centennnial Pipeline to convert the line from natural gas transmission service to a refined products pipeline by January 2002. Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. As of March 31, 2001, Panhandle had made a $8 million cash investment in the Centennial project, which was reimbursed by Centennial on May 4, 2001 upon the closing of Centennial's construction financing.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these cleanup programs to continue through 2001. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

OTHER UNCERTAINTIES

CMS GENERATION-OXFORD TIRE RECYCLING: In a 1999 administrative order, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the



                                     CMS-28
cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In April 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The complaint alleges $20 million of cleanup costs to be shared among all the potentially responsible parties. CMS Generation and all relevant State agencies have reached a settlement.

Also in connection with this same fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation believes these cases are without merit and intends to vigorously defend against them. CMS Generation's primary insurance carrier has agreed to pay a portion of the cleanup costs and legal fees under an existing policy.

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

OTHER: CMS Energy and Enterprises have guaranteed repayment of debt, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $418 million as of March 31, 2001.

Additionally, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST in the maximum amount of $741 million at March 31, 2001, which contain certain schedule and performance requirements. As of March 31, 2001, the actual amount of financial exposure covered by these guarantees was $452 million. These amounts exclude the guarantees associated with CMS MST's natural gas sales arrangements totaling $339 million, which are recorded as liabilities on the Consolidated Balance Sheet at March 31, 2001. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas



                                     CMS-29
transportation transactions. Although these claims total approximately $75 million, the affiliates and CMS Energy believe the claims are without merit and will vigorously contest them.

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

In addition to the matters disclosed in this Note, Consumers, Panhandle and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.285 billion for 2001, $1.335 billion for 2002 and $1.270 billion for 2003. For further information, see Capital Resources and Liquidity-Capital Expenditures in the MD&A.

3:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's Senior Credit Facility consists of a $1 billion one-year revolving credit facility maturing in June 2001. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $38 million. As of March 31, 2001, no amounts were outstanding under the Senior Credit Facility or the unsecured lines of credit.

At March 31, 2001, CMS Energy had $110 million of Series A GTNs, $106 million of Series B GTNs, $127 million of Series C GTNs, $183 million Series D GTNs, $397 million Series E GTNs and $72 million of Series F GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.1 percent, 7.9 percent,
7.0 percent, 7.8 percent and 8.5 percent, respectively.

In February 2001, CMS Energy sold 10 million shares of CMS Energy Common Stock. CMS Energy used the net proceeds of approximately $296 million to repay borrowings under the Senior Credit Facility.

In March 2001, CMS Energy sold $350 million aggregate principal amount of 8.50 percent senior notes due 2011. Net proceeds from the sale were approximately $337 million. CMS Energy used the net proceeds to reduce borrowings under the Senior Credit Facility and for general corporate purposes.



                                     CMS-30

MANDATORILY REDEEMABLE PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing Trust Preferred Securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the Trust Preferred Security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:


CMS Energy Trust and Securities                                                                            In Millions
----------------------------------------------------------------------------------------------------------------------
                                                                                Amount
                                                                             Outstanding                      Earliest
March 31                                                     Rate            2001     2000       Maturity   Redemption
----------------------------------------------------------------------------------------------------------------------

CMS Energy Trust I, Convertible,
 Quarterly Income Preferred Securities (a)                   7.75%           $173     $173         2027           2001
CMS Energy Trust II, Adjustable Convertible
 Preferred Securities                                        8.75%(b)         301      301         2004              -
CMS Energy Trust III, Premium Equity
 Participating Security Units (c)                            7.25%            220        -         2004              -
CMS RHINOS Trust                                     LIBOR + 1.75%              -      250            -             (d)


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

(d) Redeemed in August 2000.

Consumers Energy Trust and Securities                                                              In Millions
--------------------------------------------------------------------------------------------------------------
                                                                          Amount
                                                                        Outstanding                   Earliest
March 31                                                Rate          2001      2000      Maturity  Redemption
--------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                 8.36%         $100      $100        2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                 8.20%          120       120        2027          2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                 9.25%          175       175        2029          2004
--------------------------------------------------------------------------------------------------------------

CONSUMERS: At March 31, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers



                                     CMS-31
had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $170 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2001, a total of $170 million was outstanding at a weighted average interest rate of 6.0 percent, compared with $151 million outstanding at March 31, 2000, at a weighted average interest rate of 7.1 percent.

Consumers currently has in place a $500 million trade receivables sale program, up from $325 million at March 31, 2000. At March 31, 2001 and 2000, receivables sold under the program totaled $432 million and $325 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the provisions of its Articles of Incorporation, Consumers had $405 million of unrestricted retained earnings available to pay common dividends at March 31, 2001. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001 and in April 2001, Consumers declared a $30 million common dividend payable in May 2001.

CMS OIL AND GAS: CMS Oil and Gas has a $225 million floating rate revolving credit facility that matures in May 2002. At March 31, 2001, the amount utilized under the credit facility was $95 million.

4:   EARNINGS PER SHARE AND DIVIDENDS

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

COMPUTATION OF EARNINGS PER SHARE:


                                                             In Millions, Except Per Share Amounts
--------------------------------------------------------------------------------------------------
Three Months Ended March 31                                         2001                   2000(a)
--------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                            $ 109                     $  75
                                                              ====================================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                $ 109                     $  75
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                               2                         2
                                                              ------------------------------------

 CMS Energy - Diluted                                              $ 111                     $  77
                                                              ====================================




                                     CMS-32

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                          125.4                     113.5
   Add conversion of 7.75% Trust
       Preferred Securities                                          4.2                       4.2
   Options-Treasury Shares                                            .3                        .2
                                                              ------------------------------------

   Average Shares - Diluted                                        129.9                     117.9
                                                              ====================================


EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                       $ .87                     $ .66
       Diluted                                                     $ .85                     $ .65
==================================================================================================


(a) Includes the cumulative effect of an accounting change for inventories, which decreased net income by $5 million, or $.04 per basic and diluted share.

In February 2001, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In April 2001, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2001.

5:   RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

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

IMPLEMENTATION OF SFAS NO. 133: Effective January 1, 2001, CMS Energy adopted SFAS No. 133. CMS Energy reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income. CMS Energy will reclassify the gains and losses on the derivative instruments that are reported in accumulated other comprehensive income as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges will be recognized in current period earnings. CMS Energy determines fair market value based upon mathematical models using current and historical pricing data.




                                     CMS-33

CMS Energy believes that the majority of its non-trading derivative contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. CMS Energy does, however, use certain derivative instruments to limit its exposures to commodity price risk, interest rate risk, and currency exchange risk. The interest rate and foreign exchange contracts meet the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in accumulated other comprehensive income on the balance sheet.

The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                     In Millions
--------------------------------------------------------------------------------
Fair value of derivative assets                                             $35
Fair value of derivative liabilities                                         14
Increase in accumulated other comprehensive income, net of tax               13
--------------------------------------------------------------------------------

Upon initial adoption of the standard, CMS Energy recorded a $13 million, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $11 million as a reduction to cost of gas and CMS Energy recorded $1 million as additional interest expense during the first quarter of 2001. Consumers expects to record $2 million as a reduction to cost of power, if the fair value of the related derivative asset is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

Derivative and hedge accounting, however, for certain utility industry contracts, particularly electric call option contracts and option-like contracts and contracts subject to bookouts remains uncertain. Consumers is currently accounting for these types of contracts as derivatives that qualify for the normal purchase exception of SFAS No. 133, and has, therefore, not recorded these contracts on the balance sheet at fair value. The ultimate initial financial statement impact of adopting SFAS No. 133 depends upon resolution of these industry-specific issues with the FASB and could be materially different than stated above. Additionally, if Consumers is required to record such contracts at fair value on the balance sheet, any changes in fair value could potentially be required to be reported directly in earnings, and could cause earnings volatility.

COMMODITY DERIVATIVES (NON-TRADING): CMS Energy accounts for its non-trading activities as cash flow hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement currently. At March 31, 2001, these commodity derivatives extended for periods up to 5 years.

CMS Energy had unrealized net losses of $7 million at March 31, 2001, related to non-trading activities. The determination of unrealized net gains and losses represents management's best estimate of prices including the use of exchange and other third party quotes, time value and volatility factors in estimating fair



                                     CMS-34
value. Accordingly, the unrealized net gains (losses) at March 31, 2001 are not necessarily indicative of the amounts CMS Energy could realize in the current market.

Consumers uses purchased call option contracts to purchase electric power and gas fuel for generation, and uses commodity price swap agreements, to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

Consumers' electric business purchases electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. While management intends to take delivery of the commodity, if Consumers' daily capacity exceeds its needs, in rare instances, the options, if marketable, are sold. Consumers believes that these contracts currently qualify for the normal purchase and sales exception of SFAS No. 133; therefore, Consumers has not recorded the fair value of these contracts on the balance sheet. At January 1, 2001 and March 31, 2001, Consumers had a deferred asset of $86 million and $104 million, respectively, associated with premiums for these contracts. As of January 1, 2001 and March 31, 2001, these contracts had a fair value of $123 million and $95 million, respectively, and expire between 2001 and 2005.

Consumers' electric business also purchases gas call option contracts and uses gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of March 31, 2001. At March 31, 2001, Consumers had a derivative asset with a fair value of $2 million, which includes $1 million of premiums paid for these contracts. These contracts expire in 2001, and Consumers expects to reclassify the $1 million increase in fair value to earnings as a reduction of power costs in 2001, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

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

CMS MST's trading activities are accounted for in accordance with EITF 98-10 that calls for energy trading contracts to be marked-to-market. Under the mark-to-market method of accounting, transactions are recorded at market value, net of estimated future transactional reserves, and changes in these positions are recognized as gains and losses in the Consolidated Statement of Income. Changes result from cash settlement of existing positions, new positions and the change in value of the outstanding positions.

INTEREST RATE DERIVATIVES: CMS Energy and its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payments to fixed rate interest payments without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. Notional amounts reflect the volume of transactions but do not represent the amount



                                     CMS-35
exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement. As of March 31, 2001, the weighted average interest rate associated with outstanding swaps was approximately 6.4 percent.

                                                                                               In Millions
-----------------------------------------------------------------------------------------------------------
                                                 Notional          Maturity         Fair        Unrealized
Interest Rate Swaps                               Amount             Date           Value       Gain (Loss)
-----------------------------------------------------------------------------------------------------------
March 31, 2001                                    $1,069           2001 - 06        $ (15)          $  (7)
March 31, 2000                                    $2,143           2000 - 08        $  (5)          $  (5)


FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at March 31, 2001 and 2000 was $4 million and $(30) million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement. The impacts of the hedges of the net investments in foreign operations are reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the first quarter of 2001, the adjustment for hedging was immaterial even though the net foreign currency translation adjustment was $(30) million. Due to favorable exchange rates, CMS Energy recognized approximately $4 million in earnings as a result of hedges for US dollar denominated debt that do not qualify as net investment hedges, and consequently, are marked-to-market through earnings currently. This gain appears on the Consolidated Statements of Income in Other Income (Deductions).

Foreign exchange contracts outstanding as of March 31, 2001 had a total notional amount of $824 million. Of this amount, $778 million was related to CMS Energy's investment in Argentina. The Argentine contracts have a weighted average rate of
1.042 and mature at various times during 2001 and 2002. In addition, $25 million of the foreign exchange contracts are related to investments in Brazil. The Brazilian contracts mature in June 2001 with a transaction rate of 1.995. The contracts for the Australian investments have a notional amount of $21 million, maturing in July 2001, and have transaction rates that range from .520 to .538.

The notional amount of the outstanding foreign exchange contracts at March 31, 2000 was $1.714 billion consisting of $369 million, $200 million and $1.145 billion for Australian, Brazilian and Argentine, respectively.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of March 31, 2001 and 2000 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except as shown below, approximate fair value.




                                     CMS-36

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
As of March 31                                        2001                                      2000
------------------------------------------------------------------------------------------------------------------
                                        Carrying    Fair        Unrealized     Carrying    Fair        Unrealized
                                          Cost      Value        Gain(Loss)      Cost      Value       Gain (Loss)
------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                       $7,150     $7,016         $(134)       $7,118     $6,831           $(287)
Preferred Stock and
  Trust Preferred Securities             $1,133     $1,075          $(58)       $1,163     $1,051           $(112)


(a) Settlement of long-term debt is generally not expected until maturity.

6:   REPORTABLE SEGMENTS

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



                                     CMS-37

                    Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and common stockholders' equity for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CMS Energy Corporation and subsidiaries as of December 31, 2000, and, in our report dated February 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Arthur Andersen LLP


Detroit, Michigan,
     April 27, 2001.





                                     CMS-38

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

This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however discuss certain risk factors, uncertainties and assumptions in this Management's Discussion and Analysis in the section entitled "CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors" in Consumers' 2000 Form 10-K Item 1 and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' outlook. This Form 10-Q also describes material contingencies in Consumers Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.


RESULTS OF OPERATIONS

Consumers Consolidated Earnings

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2001              2000           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 98              $ 85             $ 13
================================================================================================================

For the three months ended March 31, 2001, net income available to the common stockholder increased by $13 million over the 2000 level. The earnings increase primarily reflects increased revenue from higher gas deliveries to ultimate customers due to colder temperatures during the first quarter of 2001 and lower electric power costs compared to the first quarter of 2000. For further information, see the Electric and Gas Utility Results of Operations sections and
Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2001              2000           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                      $ 135             $ 115             $ 20
================================================================================================================

For the three months ended March 31, 2001, electric utility pretax operating income increased $20 million from the comparable period in 2000. The earnings increase primarily reflects reduced power costs in part from increased internal generation that reduced the need for higher cost purchased power and increased sales to Consumers' higher-margin customers. Partially offsetting the increased operating income benefit was higher operations and maintenance costs. The following table quantifies these impacts on pretax operating income:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months
                                                                                                  Ended March 31
Change Compared to Prior Year                                                                       2001 vs 2000
----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                                                          $ 3
Power supply costs and related revenue                                                                         3
Intersystem sales                                                                                             26
Rate decrease                                                                                                (13)
Non-commodity revenue                                                                                          5
Operation and maintenance expense                                                                            (26)
General taxes and depreciation expense                                                                        22
                                                                                                         -------

Total change                                                                                                $ 20
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended March 31, 2001, electric deliveries were 10.0 billion kWh, an increase of 0.3 billion kWh or 3.1 percent compared to the first quarter of 2000. Total electric deliveries increased to residential and commercial customers and intersystem sales, partially offset by reduced industrial usage reflecting the economic slowdown impacting the automotive business.

POWER SUPPLY COSTS:


                                                                                     In Millions
------------------------------------------------------------------------------------------------
March 31                                              2001               2000            Change
------------------------------------------------------------------------------------------------

Three months ended                                    $ 301              $ 301            $ -
================================================================================================


For the three months ended March 31, 2001, power supply costs remained unchanged compared to the first quarter of 2000. Increased internal generation reduced the need for higher cost purchased power.

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2001              2000           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 65              $ 64              $ 1
================================================================================================================

For the three months ended March 31, 2001, gas pretax operating income increased $1 million from the comparable period in 2000. The earnings increase primarily reflects increased revenue from higher deliveries to residential and commercial customers due to colder temperatures in 2001. See Note 2, Uncertainties, "Gas Rate Matters - Gas Restructuring", for more detailed information on this matter. The following table quantifies these impacts on Pretax Operating Income.


                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                                                                                     Three Months
                                                                                                   Ended March 31
CHANGE COMPARED TO PRIOR YEAR                                                                        2001 VS 2000
-----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                                               $ 10
Gas commodity costs and related revenue                                                                        (3)
Gas wholesale and retail services                                                                               3
Operation and maintenance expense                                                                              (5)
General taxes and depreciation expense                                                                         (4)
                                                                                                             ----
Total change                                                                                                 $  1
=================================================================================================================

GAS DELIVERIES: For the three months ended March 31, 2001, gas system deliveries to ultimate customers were 114 bcf, an increase of 9 bcf compared to the first quarter of 2000. Total deliveries including miscellaneous transportation, totaled 160 bcf, a decrease of 1 bcf or 1 percent compared to the first quarter of 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2001              2000           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                      $ 349             $ 295             $ 54
================================================================================================================

For the three months ended March 31, 2001, the cost of gas sold increased by $54 million from the comparable period in 2000 due to higher gas prices and increased gas sales to our ultimate customers due to colder temperatures during the first quarter of 2001 compared to the first quarter of 2000.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operating activities involving the sale and transportation of natural gas and the generation, transmission, distribution and sale of electricity. Cash from operations totaled $479 million and $293 million for the first three months of 2001 and 2000, respectively. The $186 million increase resulted primarily from a $200 million increase in cash collected from customer sales offset by $21 million of additional expenditures for inventories. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used for investing activities totaled $204 million and $138 million for the first three months of 2001 and 2000, respectively. The change of $66 million is primarily the result of a $74 million increase in capital expenditures offset by an $8 million decrease in the investment in nuclear decommissioning trust fund.

FINANCING ACTIVITIES: Cash used in financing activities totaled $286 million and $158 million for the first three months of 2001 and 2000, respectively. The change of $128 million is primarily the result of a $139 million net decrease in notes payable and the reduction of $13 million in the payment of common stock dividends.

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

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2001         2002         2003
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $653         $650         $466
Nuclear fuel lease                                                                  16           26            -
Capital leases other than nuclear fuel                                              31           24           24
                                                                                 -------------------------------

                                                                                  $700         $700         $490
================================================================================================================

Electric utility operations (a)(b)                                                $555         $555         $355
Gas utility operations (a)                                                         145          145          135
                                                                                 -------------------------------

                                                                                  $700         $700          490
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

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric system deliveries to grow an average of approximately two percent per year based primarily on a steadily growing customer base. This growth rate does not take into account the impact of electric industry restructuring, including the impact of the Customer Choice Act that allows all customers to choose their electricity supplier beginning January 1, 2002, or of changing regulation. Abnormal weather, changing economic conditions or the developing competitive market for electricity may affect actual electric deliveries by Consumers in future periods.

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act, passed by the Michigan Legislature, as a result of repeated efforts to enact electric utility restructuring legislation, became effective June 2000.

The intent of the Customer Choice Act is to move the retail electric businesses in Michigan to competition. Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts.

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

In part because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. Consumers transferred the transmission facilities to Michigan Transco on April 1, 2001. This represents a major step in Consumers' plan to transfer control of or to divest itself of ownership, operation and control of its transmission assets.

Consumers cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

RATE MATTERS: Prior to the enactment of the Customer Choice Act, there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of this legislation, the MPSC dismissed certain rate proceedings and a complaint filed by ABATE seeking a reduction in rates. ABATE filed a petition for rehearing with the MPSC.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings," incorporated by reference herein.

NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) obtaining a resolution of the pending appeal by the Attorney General that allows a successful sale of Securitization bonds on a timely basis; d) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; e) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; and f) the effect of the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

During the spring and summer months of 2001, Consumers will purchase natural gas for inventory to meet anticipated future customer needs during the winter heating season. Consumers anticipates that it will incur financing costs on these natural gas purchases that are higher than are being recovered in current rates.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program; 4) reintroduction of the GCR clause and any initiatives undertaken to protect against gas price increases; and 5) market and regulation responses to increases in gas costs. For detailed information about these uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Consumers determines fair value based upon mathematical models using current and historical pricing data. Management does not believe that sensitivity analyses alone provides an accurate or reliable method for monitoring and controlling risks. Therefore, Consumers relies on the experience and judgment of senior management and traders to revise strategies and adjust positions, as they deem necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the ten percent shift used for the analyses.

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At March 31, 2001 and 2000 a hypothetical 10 percent adverse change in market price would have resulted in a $10 million and $8 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of March 31, 2001 and 2000 Consumers had outstanding $719 million and $891 million of variable-rate debt, respectively. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers exposure to earnings, before tax, would be $4 million and $6 million at March 31, 2001 and 2000, respectively. As of March 31, 2001 Consumers had entered into floating-to-fixed interest rate swap agreements for a total notional amount of $300 million. These swaps exchange variable-rate interest payment obligations to fixed-rate obligations to minimize the impact of potential adverse interest rate changes. As of March 31, 2001 and 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.583 billion and $2.062 billion, respectively, with a fair value of $2.531 billion and $1.928 billion, respectively. As of March 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $131 million to the fair value of these instruments, each year, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or, cash flows. For further discussion Note 3, Short-Term Financings and Capitalization, "Derivative Activities"

COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

At March 31, 2001 the fair value based on quoted future market prices of electricity-related option and swap contracts was $97 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $14 million. As of March 31, 2001, Consumers had an asset of $104 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid. For further discussion on commodity derivatives see "Derivative Activities" under
Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

                       (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
MARCH 31                                                                                      2001        2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                                                   $  665      $   640
  Gas                                                                                           540          475
  Other                                                                                          14           11
                                                                                            --------------------
                                                                                              1,219        1,126
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                 71           62
    Purchased power - related parties                                                           118          146
    Purchased and interchange power                                                             112           93
    Cost of gas sold                                                                            349          295
    Other                                                                                       141          117
                                                                                             -------------------
                                                                                                791          713
  Maintenance                                                                                    55           48
  Depreciation, depletion and amortization                                                      105          123
  General taxes                                                                                  55           55
                                                                                             -------------------
                                                                                              1,006          939
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                                                      135          115
  Gas                                                                                            65           64
  Other                                                                                          13            8
                                                                                            --------------------
                                                                                                213          187
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                                          2            2
  Accretion income                                                                                -            1
  Accretion expense                                                                              (2)          (2)
  Other, net                                                                                      2            1
                                                                                             -------------------
                                                                                                  2            2
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                                     38           34
  Other interest                                                                                 10            8
  Capitalized interest                                                                           (1)           -
                                                                                             -------------------
                                                                                                 47           42
----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                                                  168          147
INCOME TAXES                                                                                     61           53
                                                                                             -------------------

NET INCOME                                                                                      107           94
PREFERRED STOCK DIVIDENDS                                                                         -            -
PREFERRED SECURITIES DISTRIBUTIONS                                                                9            9
                                                                                            --------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                   $   98      $    85
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
MARCH 31                                                                                      2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $ 107        $  94
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $10 respectively)                                           105          123
        Accounts receivable                                                                     223           23
        Inventories                                                                             123          144
        Deferred income taxes and investment tax credit                                          13           (7)
        Capital Lease and other amortization                                                      8            7
        Accretion expense                                                                         2            2
        Accretion income - abandoned Midland project                                              -           (1)
        MCV power purchases                                                                      (3)         (14)
        Undistributed earnings of related parties                                               (13)          (9)
        Regulatory liability - gas choice                                                       (16)           -
        Changes in other assets and liabilities                                                 (70)         (69)
                                                                                               ------------------
          Net cash provided by operating activities                                             479          293
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                            (183)        (109)
  Cost to retire property, net                                                                  (26)         (21)
  Investment in Electric Restructuring Implementation Plan                                       (3)          (6)
  Investments in nuclear decommissioning trust funds                                             (2)         (10)
  Proceeds from nuclear decommissioning trust funds                                              10            8
                                                                                               ------------------

          Net cash used in investing activities                                                (204)        (138)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                                                    (203)         (64)
  Payment of common stock dividends                                                             (66)         (79)
  Preferred securities distributions                                                             (9)          (9)
  Payment of capital lease obligations                                                           (8)          (6)
                                                                                              -------------------

          Net cash provided by (used in) financing activities                                  (286)        (158)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                  (11)          (3)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                         21           18
                                                                                              ------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                            $  10        $  15
================================================================================================================

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                                                  $  47        $  45
  Income taxes paid (net of refunds)                                                              -            -
Non-cash transactions
  Nuclear fuel placed under capital lease                                                     $   2        $   2
  Other assets placed under capital leases                                                        7            3
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

The accompanying condensed notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2001     DECEMBER 31            2000
                                                                     (UNAUDITED)            2000     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,298          $7,241          $7,026
  Gas                                                                      2,524           2,503           2,478
  Other                                                                       21              23              24
                                                                        ----------------------------------------
                                                                           9,843           9,767           9,528
  Less accumulated depreciation, depletion and amortization                5,802           5,768           5,733
                                                                         ---------------------------------------
                                                                           4,041           3,999           3,795
  Construction work-in-progress                                              391             279             245
                                                                        ----------------------------------------
                                                                           4,432           4,278           4,040
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         80              86             100
  First Midland Limited Partnership                                          248             245             243
  Midland Cogeneration Venture Limited Partnership                           302             290             253
                                                                         ---------------------------------------
                                                                             630             621             596
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      10              21              15
  Accounts receivable and accrued revenue, less allowances
    of $3, $3 and $4, respectively                                            46             225              77
  Accounts receivable - related parties                                       66             111              65
  Inventories at average cost
    Gas in underground storage                                               143             271              71
    Materials and supplies                                                    67              66              61
    Generating plant fuel stock                                               50              46              47
  Prepaid property taxes                                                     113             136              99
  Regulatory assets                                                           19              19              30
  Deferred income taxes                                                        -               2               4
  Other                                                                       24              13              11
                                                                         ---------------------------------------
                                                                             538             910             480
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                     709             709               -
    Postretirement benefits                                                  226             232             333
    Abandoned Midland Project                                                 15              22              41
    Unamortized nuclear costs                                                  -               6             504
    Other                                                                     84              87             123
  Nuclear decommissioning trust funds                                        585             611             615
  Other                                                                      297             297             205
                                                                        ----------------------------------------
                                                                           1,916           1,964           1,821
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $7,516          $7,773          $6,937
================================================================================================================


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            2001     DECEMBER 31            2000
                                                                     (UNAUDITED)            2000     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          646             646             645
    Revaluation capital                                                       29              33              12
    Retained earnings since December 31, 1992                                538             506             491
                                                                        ----------------------------------------
                                                                           2,054           2,026           1,989
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                  100             100             100
    Consumers Energy Company Financing II (a)                                120             120             120
    Consumers Energy Company Financing III (a)                               175             175             175
  Long-term debt                                                           2,097           2,110           2,007
  Non-current portion of capital leases                                       51              49              86
                                                                        ----------------------------------------
                                                                           4,641           4,624           4,521
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       243             231              88
  Notes payable                                                              200             403             151
  Accounts payable                                                           242             254             160
  Accrued taxes                                                              216             247             207
  Accounts payable - related parties                                          69              67              83
  Other                                                                      235             253             210
                                                                         ---------------------------------------
                                                                           1,205           1,455             899
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      713             716             667
  Postretirement benefits                                                    354             366             411
  Regulatory liabilities for income taxes, net                               260             246              75
  Deferred investment tax credit                                             107             109             123
  Other                                                                      236             257             241
                                                                         ---------------------------------------
                                                                           1,670           1,694           1,517
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $ 7,516         $ 7,773         $ 6,937
================================================================================================================

(a) See Note 3, Short-Term Financings and Capitalization.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period (a)                                                        $   841      $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning and end of period                                                                646          645
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                                                       33           37
    Unrealized gain (loss) on investments (b)                                                    (5)         (25)
                                                                                           ---------------------
    At end of period                                                                             28           12
                                                                                           ---------------------

  Derivative Instruments
    At beginning of period (c)                                                                   21            -
    Unrealized gain (loss) on derivative instruments (b)                                        (13)           -
    Reclassification adjustments included in net income (b)                                      (7)           -
                                                                                           ---------------------
    At end of period                                                                              1            -
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                                                        506          485
  Net income (b)                                                                                107           94
  Cash dividends declared- Common Stock                                                         (66)         (79)
  Cash dividends declared- Preferred Stock                                                        -            -
  Preferred securities distributions                                                             (9)          (9)
                                                                                          ----------------------
    At end of period                                                                            538          491
----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                           $ 2,054      $ 1,989
================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Revaluation capital
       Investments
         Unrealized gain (loss) on investments, net of tax of
           $3 and $13, respectively                                                         $    (5)     $   (25)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $7  and $- , respectively                                              (13)           -
         Reclassification adjustments included in net income,
           net of tax of $4  and $- , respectively                                               (7)           -
     Net income                                                                                 107           94
                                                                                            --------------------

     Total Comprehensive Income                                                             $    82      $    69
                                                                                            ====================

(c)  Cumulative effect of change in accounting principle, net of $(11) tax (Note 1)


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers and reviewed by the independent public accountant in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers Form 10-K for the year ended December 31, 2000, which includes the Reports of Independent Public Accountants. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of March 31, 2001, Consumers had a net investment in energy supply facilities of $1.218 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2000 Form 10-K. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment.

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

Consumers uses purchased call option contracts to purchase electric power and gas fuel for generation, and uses commodity price swap agreements, to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs. For further discussion on commodity derivatives see "Derivative Activities" under
Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Effective January 1, 2001, Consumers adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted. SFAS No. 133 requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument, on the balance sheet as either assets or liabilities. This standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon mathematical models using current and historical pricing data.

Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception under the standard and are, therefore, not subject to derivative accounting. Consumers does, however, use certain contracts that qualify as derivative instruments to limit its exposure to gas commodity price risk and interest rate risk.

Upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $11 million as a reduction to cost of gas during the first quarter of 2001, and expects to record $2 million as a reduction to cost of power, if the fair value of the related derivative asset is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

Derivative and hedge accounting, however, for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to bookouts remains uncertain. Consumers is currently accounting for these types of contracts as derivatives that qualify for the normal purchase exception of SFAS No. 133, and has, therefore, not recorded these contracts on the balance sheet at fair value. The ultimate initial financial statement impact of adopting SFAS No. 133 depends upon resolution of these industry-specific issues with the FASB and could be materially different than stated above. Additionally, if Consumers is required to record such contracts at fair value on the balance sheet, any changes in fair value could potentially be required to be reported directly in earnings, and could cause earnings volatility.

For further discussion of derivative activities, see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financings and Capitalization.

2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: The Clean Air Act limits emissions of sulfur dioxide and NOx and requires emissions and air quality monitoring. Consumers currently operates within these limits and meets current emission requirements. The Clean Air Act requires the EPA to review periodically the effectiveness of the national air quality standards in preventing adverse health effects.

1997 EPA Revised NOx and Small Particulate Emissions Standards - In 1997, the EPA revised these standards to impose further limitations on NOx and small particulate-related emissions. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA's implementation plan was not lawful. While this case has been pending in federal courts, and while continuing through the lower federal courts as ordered by the Supreme Court, the EPA suspended the 1997 standards and reinstated the pre-1997 standards.

1998 EPA Plan for NOx Emissions - In 1998, based in part upon the 1997 standards, the EPA issued final regulations requiring the State of Michigan to further limit NOx emissions. Consumers anticipates a reduction in NOx emissions by 2004 to only 32 percent of levels allowed for the year 2000.

Section 126 Petitions - In December 1999, the EPA issued a revised final rule under Section 126 of the Clean Air Act. The rule requires some electric utility generators, including some of Consumers' electric generating facilities, to achieve the same emission rate as that required by the 1998 plan for NOx emissions. Under the revised Section 126 rule, the emission rate will become effective on May 1, 2003 and apply for the ozone season in 2003 and during each subsequent year. Various parties' petitions challenging the EPA's rule have been filed.

Until all air quality targets are conclusively established, the estimated cost of compliance discussed below is subject to revision.

Cost of Environmental Law Compliance - To meet the EPA's 1998 rule and/or the
Section 126 NOx emission rules, the estimated cost to Consumers will be between $450 million and $500 million. Consumers anticipates that it will incur these capital expenditures between 2000 and either 2003 or 2004 depending upon whether the EPA prevails in the Section 126 litigation. In addition, Consumers expects to incur cost of removal related to this effort, but is unable to predict the amount at this time.

Consumers may need an additional amount of between $290 million and $500 million of capital expenditures to comply with the new small particulate standards sometime after 2004.

Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits. Beginning in 1992 and continuing into 2001, Consumers incurred capital expenditures totaling $72 million to install equipment at certain generating units to comply with the acid rain provisions of the Clean Air Act. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of March 31, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction;
5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance);
6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5 of 2002; 8)allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of December 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC-approved RTO or to an independent transmission owner.

In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC to begin the Securitization process. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Securitization of approximately $470 million in qualified costs, which were primarily regulatory assets plus recovery of the expenses of the Securitization. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset the majority of the revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary that will issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

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

In a pending case before the Court of Appeals, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. Consumers believes that the Customer Choice Act has rendered the issue moot, but cannot predict how the Court of Appeals will resolve the issue.

POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of April

2001, alternative electric service providers are providing service to 73 MW of retail open access requirements.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing future electricity call option contracts for the physical delivery of electricity during the months of June through September. As of March 31, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2005, at a recognized cost of $104 million, of which $60 million pertains to 2001.

In 1996, as a result of efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC. Detroit Edison and Consumers negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison will open Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the financial impact of terminating these joint merchant operations.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel, interchange power and purchased power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003. Therefore, changes in power supply costs as a result of fluctuating energy prices will not be reflected in rates during the rate freeze period.

TRANSMISSION ASSETS: In 1999, the FERC issued Order No. 2000, which describes the characteristics the FERC would find acceptable in a model RTO. In this order, the FERC declined to mandate that utilities join RTOs, but did order utilities to make filings in October 2000 and January 2001 declaring their intentions with respect to RTO membership.

In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC-approved RTO. As the FERC has not made a final disposition of the Alliance RTO, Consumers is uncertain about the outcome of the Alliance matter before the FERC and its continued participation in the Alliance RTO.

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, Michigan Transco. Consumers transferred the transmission facilities to Michigan Transco on April 1, 2001. This represents a major step in Consumers' plan to either divest its transmission business to a third party or to transfer control of or to sell it to an RTO. In either event, Consumers' current plan is to remain in the business of generating and distributing electric power to retail customers. In addition, in response to an application that Consumers filed with the MPSC, the MPSC issued an order that stated in part that, if Consumers sells its transmission facilities in the manner described in its application, it would be in compliance with applicable requirements of the Customer Choice Act.

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

In March 2000 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $31 million and $25 million, incurred in 1999 and 2000, respectively. Consumers expects a final order for the 1999 costs in the first half of 2001 and for the 2000 cost in early 2002. Consumers believes these costs are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March  31                                                                                       2001          2000
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                         $13             $9
Income taxes and other                                                                            4              3
------------------------------------------------------------------------------------------------------------------

Net income                                                                                       $9             $6
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

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At March 31, 2001 and March 31, 2000, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $43 million and $71 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2001        2002       2003       2004     2005
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                 $38         $38        $37        $36      $35
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

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of March 31, 2001, Consumers has a recorded liability to the DOE of $132 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with another utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of such settlement. Consumers is evaluating this matter further. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is evaluating those rulings and their applicability to its contracts with the DOE.

NUCLEAR MATTERS: In March 2000, Palisades received its annual performance review in which the NRC stated that no significant performance issues existed during the assessment period in the reactor safety, radiation safety, and safeguards strategic performance areas. In November 2000, Palisades received its mid-refueling cycle performance review and inspection plan in which the NRC noted that plant performance for the third quarter of 2000 included one performance criteria requiring regulatory response. At the end of 2000, this one performance criteria returned to a condition requiring no regulatory response. Except for one supplemental inspection, the NRC plans to conduct only routine baseline inspections at Palisades.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

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

In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC is expected by July 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees will become NMC employees by mid-year 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC will have responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact is uncertain.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $555 million for 2001, $555 million for 2002, and $355 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. While management intends to take delivery of the commodity, if Consumers' daily capacity exceeds its needs, in rare instances, the options, if marketable, are sold. Consumers believes that these contracts currently qualify for the normal purchase and sales exception of SFAS No. 133; therefore, Consumers has not recorded the fair value of these contracts on the balance sheet. At January 1, 2001 and March 31, 2001, Consumers had a deferred asset of $86 million and $104 million, respectively, associated with premiums for these contracts. As of January 1, 2001 and March 31, 2001, these contracts had a fair value of $123 million and $95 million, respectively, and expire between 2001 and 2005.

Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of March 31, 2001. At March 31, 2001, Consumers had a derivative asset with a fair value of $2 million, which includes $1 million of premiums paid for these contracts. These contracts expire in 2001, and Consumers expects to reclassify the $1 million increase in fair value to earnings as a reduction of power costs in 2001, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the costs to be between $66 million and $118 million. These estimates are based on undiscounted 1999 costs. As of March 31, 2001, Consumers has an accrued liability of $55 million, (net of expenditures incurred to date and net of any insurance recoveries), and a regulatory asset of $62 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually.

GAS RATE MATTERS

GAS RESTRUCTURING: On April 1, 1998, Consumers began an experimental gas customer choice pilot program that ended March 31, 2001. Under this program, gas distribution rates were frozen through March 31, 2001. On April 1, 2001 a permanent gas customer choice program commenced and under this program Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities.

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

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At March 31, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $170 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2001, a total of $170 million was outstanding at a weighted average interest rate of 6.0 percent, compared with $151 million outstanding at March 31, 2000, at a weighted average interest rate of 7.1 percent.

Consumers currently has in place a $500 million trade receivables sale program, up from $325 million at March 31, 2000. At March 31, 2001 and 2000, receivables sold under the program totaled $432 million and $325 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                           Amount                         Earliest
Trust and Securities                                       Rate         Outstanding       Maturity      Redemption
------------------------------------------------------------------------------------------------------------------
                                                                      2000      1999
------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                    8.36%      $100      $100        2015              2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                    8.20%      $120      $120        2027              2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                    9.25%      $175      $175        2029              2004
------------------------------------------------------------------------------------------------------------------


OTHER: Under the provisions of its Articles of Incorporation, Consumers had $405 million of unrestricted retained earnings available to pay common dividends at March 31, 2001. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001 and in April 2001, Consumers declared a $30 million common dividend payable in May 2001.

DERIVATIVE ACTIVITIES: Consumers uses interest-rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as a cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. These swaps fix the interest rate on $300 million of variable rate debt, and expire at varying times from June through December 2001. As of March 31, 2001, these interest rate swaps had a negative fair value of $4 million.

                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and common stockholder's equity for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Consumers Energy Company and subsidiaries as of December 31, 2000, and, in our report dated February 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Arthur Andersen LLP


Detroit, Michigan,
      April 27, 2001.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns a LNG regasification plant and related facilities. The rates and conditions of service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Panhandle's 2000 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements made by Panhandle from time to time contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are intended to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors, which could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factor affects the information contained in such statements. Panhandle does, however discuss certain risk factors, uncertainties and assumptions in this MD&A and particularly in the section entitled "CMS Energy, Consumers, and Panhandle Forward-Looking Statements Cautionary Factors" in CMS Energy's 2000 Form 10-K, Item 1 and periodically in various public filings it makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties which is by no means comprehensive, to highlight important factors that may impact Panhandle's outlook. This report also describes material contingencies in the Condensed Notes to Consolidated Financial Statements and the readers are encouraged to read such Notes.

The following information is provided to facilitate increased understanding of the consolidated financial statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies.


RESULTS OF OPERATIONS

NET INCOME:
                                                                                                      IN MILLIONS
-----------------------------------------------------------------------------------------------------------------
March 31                                                               2001              2000             Change
-----------------------------------------------------------------------------------------------------------------
Three Months Ended                                                      $37                $32                 $5
=================================================================================================================

For the three months ended March 31, 2001, net income was $37 million, up $5 million from the same period in 2000. Total natural gas transportation volumes delivered for the three months ended March 31, 2001 increased 8 percent from 2000 primarily due to the addition of Sea Robin.

Revenues for the three months ended March 31, 2001 increased $19 million from the corresponding period in 2000 due primarily to increased LNG terminalling revenues and commodity revenues, partially offset by lower reservation revenues in 2001.

Operating expenses for the three months ended March 31, 2001 increased $9 million from the corresponding period in 2000 due primarily to increased expenses for a full quarter in 2001 for Sea Robin versus one month in 2000 and higher fuel costs and general taxes.

Interest on long-term debt for the three months ended March 31, 2001 increased $2 million from the corresponding period in 2000 primarily due to interest on the additional debt incurred by Panhandle at the end of the first quarter of 2000.


PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months
                                                                                                     Ended March 31
Change Compared to Prior Year                                                                          2001 vs 2000
-------------------------------------------------------------------------------------------------------------------
Reservation revenue                                                                                           $(11)
LNG terminalling revenue                                                                                         25
Commodity revenue                                                                                                 6
Other revenue                                                                                                   (1)
Operation and maintenance                                                                                       (6)
Depreciation and amortization                                                                                   (1)
General taxes                                                                                                   (2)
                                                                --------------------------------------------------

Total Change                                                                                                  $ 10
==================================================================================================================


OUTLOOK

CMS Energy intends to build on Panhandle's position as a leading United States interstate gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. The growth strategy around Panhandle includes enhancing the opportunities for other CMS Energy businesses involved in electric power generation and distribution, mid-stream activities (gathering and processing), and exploration and production. By providing additional transportation, storage and other asset-based value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy also plans to convert certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products. For further information, see Note 2, Regulatory Matters, incorporated by reference herein. Panhandle continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers.

In March 2000, Trunkline refiled its abandonment application with the FERC regarding its 26-inch pipeline with a planned conversion of the line from natural gas service to a refined products pipeline. Panhandle owns a one-third interest in the Centennial Pipeline venture. FERC approved the abandonment of the 26-inch pipeline in March 2001. In April 2001, Trunkline removed the 26-inch pipeline from service representing approximately 255,000 mcf per day of natural gas transmission capacity which had been generating revenue, but at the most heavily discounted rates for Trunkline's capacity. The Centennial Pipeline is planned to go into service in January 2002 at which time Panhandle expects to begin realizing earnings from the joint venture. For further information, see
Note 2, Regulatory Matters, incorporated by reference herein.

In February 2001, Trunkline LNG received responses to an open season for long-term LNG terminalling capacity which reflected significant customer interest.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cashflows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be shorter duration, which may increase revenue volatility; 3) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility for LNG terminalling revenues; 4) the impact of future rate cases, if any, for any of Panhandle's regulated operations; 5) current initiatives for additional federal rules and legislation regarding pipeline safety; 6) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues;
and 7) construction and market risks associated with Panhandle's investment in the liquids pipeline business via the Centennial Pipeline venture.


OTHER MATTERS

ENVIRONMENTAL MATTERS

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. For further information, see Note 4, Commitments and Contingencies - Environmental Matters, incorporated by reference herein.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. For further information, see Note 4, Commitments and Contingencies - Air Quality Control, incorporated by reference herein.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                    Three Months Ended March 31
                                                         2001         2000
                                                         ----         ----
OPERATING REVENUE
      Transportation and storage of natural gas          $120          $125
      LNG terminalling revenue                             28             3
      Other                                                 7             8
                                                         ----          ----
                     Total operating revenue              155           136
                                                         ----          ----

OPERATING EXPENSES
      Operation and maintenance                            50            44
      Depreciation and amortization                        17            16
      General taxes                                         8             6
                                                         ----          ----
                     Total operating expenses              75            66
                                                         ----          ----


PRETAX OPERATING INCOME                                    80            70

OTHER INCOME, NET                                           2             1

INTEREST CHARGES
      Interest on Long-term debt                           21            19
                                                         ----          ----

NET INCOME BEFORE INCOME TAXES                             61            52

INCOME TAXES                                               24            20
                                                         ----          ----

CONSOLIDATED NET INCOME                                  $ 37          $ 32
                                                         ====          ====



   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                       Three Months Ended March 31
                                                                            2001         2000
                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $ 37           $ 32
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             17             16
    Deferred income taxes                                                     15             13
    Changes in current assets and liabilities                                (43)           (29)
    Other, net                                                                (3)             -
                                                                            ----          -----
        Net cash provided by operating activities                             23             32
                                                                            ----          -----

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital and investment expenditures                                      (18)           (77)
                                                                            ----          -----
        Net cash used in investing activities                                (18)           (77)
                                                                            ----          -----

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from senior notes                                                 -             99
    Net (increase)/decrease in note receivable - CMS Capital                  24            (24)
    Dividends paid                                                           (29)           (30)
                                                                            ----          -----
        Net cash provided by/(used by) financing activities                   (5)            45
                                                                            ----          -----

    Net Increase (Decrease) in Cash and Temporary Cash Investments             -              -

    CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                   -              -
                                                                            ----          -----
    CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                      $  -          $   -
                                                                            ====          =====


OTHER CASH FLOW ACTIVITIES WERE:
    Interest paid (net of amounts capitalized)                              $ 38           $ 38
    Income taxes paid (net of refunds)                                         -              -





   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                         March 31,
                                                                           2001         December 31,
                                                                        (Unaudited)         2000
                                                                        -----------     ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                     $1,680          $1,679
  Less accumulated depreciation and amortization                              111              99
                                                                           ------          ------
      Sub-total                                                             1,569           1,580
  Construction work-in-progress                                                18              20
                                                                           ------          ------
      Net property, plant and equipment                                     1,587           1,600
                                                                           ------          ------


INVESTMENTS                                                                    10               7
                                                                           ------          ------

CURRENT ASSETS
  Accounts Receivable, less allowances of $2 as of March 31, 2001             155             140
      and $1 as of Dec. 31, 2000
  Gas Imbalances - Receivable                                                  63              71
  Inventory and supplies                                                       32              21
  Deferred income taxes                                                        16              12
  Note receivable - CMS Capital                                               138             162
  Other                                                                        18              21
                                                                           ------          ------
      Total current assets                                                    422             427
                                                                           ------          ------

NON-CURRENT ASSETS
  Goodwill, net                                                               749             753
  Debt issuance cost                                                           11              11
  Other                                                                        10               8
                                                                           ------          ------
      Total non-current assets                                                770             772
                                                                           ------          ------

  TOTAL ASSETS                                                             $2,789          $2,806
                                                                           ======          ======












   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                  March 31,
                                                                                    2001           December 31,
                                                                                 (Unaudited)            2000
                                                                                 -----------       ------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
    Common stockholder's equity
      Common stock, no par, 1,000 shares authorized, issued and outstanding          $     1          $     1
      Paid-in capital                                                                  1,127            1,127
      Retained earnings                                                                    2               (6)
                                                                                     -------          -------
            Total common stockholder's equity                                          1,130            1,122
    Long-term debt                                                                     1,193            1,193
                                                                                     -------          -------
            Total capitalization                                                       2,323            2,315
                                                                                     -------          -------

CURRENT LIABILITIES
    Accounts payable                                                                      40               32
    Gas Imbalances - Payable                                                              44               56
    Accrued taxes                                                                          9                3
    Accrued interest                                                                      15               31
    Accrued liabilities                                                                   23               45
    Other                                                                                 98              104
                                                                                     -------          -------
            Total current liabilities                                                    229              271
                                                                                     -------          -------

NON-CURRENT LIABILITIES
    Deferred income taxes                                                                152              134
    Other                                                                                 85               86
                                                                                     -------          -------
            Total non-current liabilities                                                237              220
                                                                                     -------          -------

    TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                $ 2,789          $ 2,806
                                                                                     =======          =======



   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)





                                          March 31,         March 31,
                                            2001              2000
                                          ---------         ---------
COMMON STOCK
At beginning and end of period             $     1           $     1
                                           -------           -------


ADDITIONAL PAID-IN CAPITAL
At beginning and end of period               1,127             1,127

RETAINED EARNINGS
At beginning of period                          (6)                -
Net income                                      37                32
Common stock dividends                         (29)              (30)
                                           -------           -------
      At end of period                           2                 2
                                           -------           -------

TOTAL COMMON STOCKHOLDER'S EQUITY          $ 1,130           $ 1,130
                                           =======           =======




















   The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim Consolidated Financial Statements have been prepared by Panhandle and reviewed by the independent public accountant in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements contained within should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Panhandle's Form 10-K for the year ended December 31, 2000, which includes the Reports of Independent Public Accountants. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1.  CORPORATE STRUCTURE

Panhandle is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, and is subject to the rules and regulations of the FERC.

In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other consideration. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico.


2.  REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. On September 16, 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 1, 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. On January 29, 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. On April 12, 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline will reduce its maximum rates and make refunds. Management believes that reserves for refund established are adequate and there will not be a material adverse effect on consolidated results of operations or financial position.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. At March 31, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $60 million and $59 million, respectively, due from natural gas producers, and Other Current Liabilities included $60 million and $59 million, respectively, for related obligations.

 On March 28, 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for Centennnial Pipeline to convert the line from natural gas transmission service to a refined products pipeline by January 2002. Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. As of March 31, 2001, Panhandle had made a $8 million cash investment in the Centennial project, which was reimbursed by Centennial on May 4, 2001 upon the closing of Centennial's construction financing.


3.  RELATED PARTY TRANSACTIONS

Other income includes $2 million for the three months ended March 31, 2001 for interest on Note Receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                           In Millions
-----------------------------------------------------------------------
                                         March 31,         December 31,
                                             2001                 2000
                              -------------------- --------------------
Receivables                                   $53                 $ 48
Accounts payable                               26                   27
----------------------------- -------------------- --------------------



4.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including allowance for funds used during construction, to be $83 million in 2001 and $70 million in both 2002 and 2003. Panhandle prepared these estimates for planning purposes and they are subject to revision. Panhandle satisfies capital expenditures using cash from operations.

LITIGATION: Under the terms of the sale of Panhandle to CMS Energy, subsidiaries of Duke Energy indemnified CMS Energy and its affiliates from losses resulting from certain legal and tax liabilities of Panhandle, including the matter specifically discussed below.

In May 1997, Anadarko filed suits against Panhandle and prior PanEnergy Corp affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes that are due from purchasers of gas from Anadarko, retroactive to 1983. In October 1998 and January 1999, the FERC issued orders on ad valorem tax issues, finding that first sellers of gas were primarily liable for refunds; Panhandle was not a first seller of gas. The FERC also noted that claims for indemnity or reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. Panhandle believes the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue through 2001. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2001 and expects the future costs to range from $13 million to $29 million for capital improvements to comply.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact that are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $10 million through October 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

In conjunction with the Centennial Pipeline project, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets (See
Note 2).

5.  IMPLEMENTATION OF SFAS NO. 133

Panhandle adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, effective January 1, 2001. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities on the Balance Sheet and to measure those instruments at fair value.

As of March 31, 2001 Panhandle believes its contracts qualify for the normal purchase and sales exception of SFAS No. 133, and therefore no impact has been reflected in the financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 2000, and, in our report dated March 6, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Arthur Andersen LLP

Houston, Texas
May 3, 2001

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 2000. Reference is made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 2 - Uncertainties for CMS Energy and Consumers, and Note 8 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

(a)   LIST OF EXHIBITS

 (12)     -   CMS Energy:   Statements regarding computation of Ratio of
                            Earnings to Fixed Charges

 (15)(a)  -   CMS Energy:   Letter of Independent Public Accountant

 (15)(b)  -   Consumers:    Letter of Independent Public Accountant

(b)      REPORTS ON FORM 8-K

CMS ENERGY

Current Report filed February 23, 2001 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

Current Report filed February 23, 2001 covering matters pursuant to ITEM 5. OTHER EVENTS.

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



                                                CMS ENERGY CORPORATION
                                  ----------------------------------------------
                                                               (Registrant)


Dated: May 11, 2001               By:          /s/ A.M. Wright
                                     -------------------------------------------
                                                   Alan M. Wright
                                              Executive Vice President
                                             Chief Financial Officer and
                                            Chief Administrative Officer



                                            CONSUMERS ENERGY COMPANY
                                  ----------------------------------------------
                                                             (Registrant)


Dated: May 11, 2001               By:          /s/  A.M. Wright
                                     -------------------------------------------
                                                 Alan M. Wright
                                            Executive Vice President
                                           Chief Financial Officer and
                                          Chief Administrative Officer



                                       PANHANDLE EASTERN PIPE LINE COMPANY
                                  ----------------------------------------------
                                                               (Registrant)


Dated: May 11, 2001               By:          /s/  A.M. Wright
                                     -------------------------------------------
                                                    Alan M. Wright
                                                Senior Vice President,
                                         Chief Financial Officer and Treasurer

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             CMS ENERGY CORPORATION,

                            CONSUMERS ENERGY COMPANY

                                       AND

                       PANHANDLE EASTERN PIPE LINE COMPANY


                                    FORM 10-Q

                                    EXHIBITS



                        FOR QUARTER ENDED MARCH 31, 2001

Exhibit
Number                             Description
----------------------------------------------------------------------------------------------------------

(12)     -        CMS Energy:       Statements regarding computation of Ratio of Earnings to Fixed Charges

(15)(a)  -        CMS Energy:       Letter of Independent Public Accountant

(15)(b)  -        Consumers:        Letter of Independent Public Accountant
