Form 10-Q
period 2001-06-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2001-08-14
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to
                                                --------    --------

   Commission                          Registrant; State of Incorporation;                        IRS Employer
   File Number                            Address; and Telephone Number                        Identification No.
-----------------------------------------------------------------------------------------------------------------
     1-9513                                  CMS ENERGY CORPORATION                                38-2726431
                                            (A Michigan Corporation)
                                        Fairlane Plaza South, Suite 1100
                                330 Town Center Drive, Dearborn, Michigan 48126
                                                 (313)436-9200

     1-5611                                 CONSUMERS ENERGY COMPANY                               38-0442310
                                            (A Michigan Corporation)
                               212 West Michigan Avenue, Jackson, Michigan 49201
                                                 (517)788-0550

     1-2921                            PANHANDLE EASTERN PIPE LINE COMPANY                         44-0382470
                                            (A Delaware Corporation)
                         5444 Westheimer Road, P.O. Box 4967, Houston, Texas  77210-4967
                                                 (713)989-7000

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ----

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 2001:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                              132,418,057
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                                    84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                                                    1,000


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2001

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


                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Glossary..................................................................................................        4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Results of Operations.........................................................................   CMS -  1
          Market Risk Information......................................................................... CMS -  5
          Capital Resources and Liquidity................................................................. CMS -  7
          Outlook......................................................................................... CMS - 10
          Other Matters................................................................................... CMS - 14
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CMS - 16
          Consolidated Statements of Cash Flows........................................................... CMS - 17
          Consolidated Balance Sheets..................................................................... CMS - 19
          Consolidated Statements of Common Stockholders' Equity.......................................... CMS - 21
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Basis of Presentation.............................................. CMS - 22
          2.   Uncertainties.............................................................................. CMS - 23
          3.   Short-Term and Long-Term Financings, and Capitalization.................................... CMS - 34
          4.   Earnings Per Share and Dividends........................................................... CMS - 36
          5.   Risk Management Activities and Financial Instruments....................................... CMS - 37
          6.   Reportable Segments........................................................................ CMS - 42
          7.   Leases..................................................................................... CMS - 42
     Report of Independent Public Accountants............................................................. CMS - 45

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                             Page
                                                                                                             ----
Consumers Energy Company
     Management's Discussion and Analysis
          Results of Operations........................................................................... CE - 1
          Capital Resources and Liquidity................................................................. CE - 4
          Outlook......................................................................................... CE - 4
          Other Matters................................................................................... CE - 7
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CE - 10
          Consolidated Statements of Cash Flows........................................................... CE - 11
          Consolidated Balance Sheets..................................................................... CE - 12
          Consolidated Statements of Common Stockholder's Equity.......................................... CE - 14
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies......................... CE - 15
          2.   Uncertainties.............................................................................. CE - 17
          3.   Short-Term Financings and Capitalization................................................... CE - 26
          4.   Leases .................................................................................... CE - 27
     Report of Independent Public Accountants............................................................. CE - 29

Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis
          Results of Operations........................................................................... PE - 1
          Outlook........................................................................................  PE - 2
          Other Matters................................................................................... PE - 3
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... PE - 5
          Consolidated Statements of Cash Flows........................................................... PE - 6
          Consolidated Balance Sheets..................................................................... PE - 7
          Consolidated Statements of Common Stockholder's Equity.......................................... PE - 9
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure........................................................................ PE - 10
          2.   Regulatory Matters......................................................................... PE - 10
          3.   Related Party Transactions................................................................. PE - 11
          4.   Commitments and Contingencies.............................................................. PE - 11
          5.   Implementation of SFAS No. 133............................................................. PE - 13
          6.   System Gas ................................................................................ PE - 13
     Report of Independent Public Accountants............................................................. PE - 14

Quantitative and Qualitative Disclosures about Market Risk................................................ CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................ CO - 1
     Item 4. Submission of Matters to a Vote of Security Holders.......................................... CO - 2
     Item 5. Other Information............................................................................ CO - 2
     Item 6. Exhibits and Reports on Form 8-K............................................................. CO - 3

Signatures................................................................................................ CO - 4

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE..................................... Association of Businesses Advocating Tariff Equity
ALJ....................................... Administrative Law Judge
APB....................................... Accounting Principles Board
Alliance.................................. Alliance Regional Transmission Organization
Anadarko.................................. Anadarko Petroleum Corporation, a non-affiliated company
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Btu....................................... British thermal unit

Clean Air Act............................. Federal Clean Air Act, as amended
CMS Capital............................... CMS Capital Corporation, a subsidiary of Enterprises
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and
                                           Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Company, a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of
                                           Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding .................... CMS Panhandle Holding Company, a subsidiary of CMS Gas
                                           Transmission
Common Stock.............................. All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers Campus Holdings................. Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of
                                           Consumers
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group....................... The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals.......................... Michigan Court of Appeals
Customer Choice Act....................... Customer Choice and Electricity Reliability Act, a Michigan
                                           statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers no later than January 1,
                                           2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison............................ The Detroit Edison Company, a non-affiliated company
DIG....................................... Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of CMS Generation

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

INGAA..................................... Interstate Natural Gas Association of America

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

mcf........................................Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which
                                           Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
MEPCC..................................... Michigan Electric Power Coordination Center
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
Michigan Transco.......................... Michigan Electric Transmission Company, a subsidiary of
                                           Consumers Energy
MMBtu..................................... Million British thermal unit
MPSC...................................... Michigan Public Service Commission
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies

NMC........................................Nuclear Management Company, a Wisconsin company, formed in
                                           1999 by Northern States Power Company (now Xcel Energy Inc.),
                                           Alliant Energy, Wisconsin Electric Power Company, and
                                           Wisconsin Public Service Company to operate and manage
                                           nuclear capacity owned by the four utilities.
NOx........................................Nitrogen Oxide
NRC....................................... Nuclear Regulatory Commission
NYMEX......................................New York Mercantile Exchange

Palisades..................................Palisades nuclear power plant, owned by Consumers
Pan Gas Storage........................... Pan Gas Storage Company, a subsidiary of Panhandle Eastern
                                           Pipe Line Company
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries
                                           Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline
                                           LNG. Panhandle is a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle
                                           Eastern Pipe Line Company
PCBs...................................... Poly chlorinated biphenyls
Powder River.............................. CMS Oil & Gas owns a significant interest in 13 coal bed methane fields or projects developed within the Powder River
                                           Basin which spans the border between Wyoming and Montana.
PPA....................................... The Power Purchase Agreement between Consumers and the
                                           MCV Partnership with a 35-year term commencing in March
                                           1990
PSCR...................................... Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935

RTO....................................... Regional Transmission Organization

SAB....................................... Staff Accounting Bulletin
Sea Robin................................. Sea Robin Pipeline Company
SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility.
Senior Credit Facilities.................. $450 million one-year revolving credit facility, maturing in June
                                           2002 and a $300 million three-year revolving credit facility, maturing in June 2004
SFAS...................................... Statement of Financial Accounting Standards
SIPS...................................... State Implementation Plans
SOP....................................... Statement of Position

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

Union..................................... Utility Workers of America, AFL-CIO

                                                          CMS Energy Corporation


                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

                                                                            In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                   2001           2000(a)      Change
------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $  53          $  79        $ (26)
Earnings Per Average Common Share:
        Basic                                                                  .40            .72         (.32)
        Diluted                                                                .40            .71         (.31)
==================================================================================================================

(a) For the three months ended June 30, 2000, the accounting change for crude oil inventories decreased net income by $2 million, or $.01 per basic and diluted share.








                                     CMS-1

                                                          CMS Energy Corporation

                                                                            In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                     2001           2000(b)      Change
------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $ 162          $ 154         $  8
Earnings Per Average Common Share:
        Basic                                                                 1.27           1.38         (.11)
        Diluted                                                               1.25           1.36         (.11)
==================================================================================================================

(b) For the six months ended June 30, 2000, the accounting change decreased net income by $7 million, or $.06 per basic and diluted share.

The decrease in consolidated net income for the second quarter 2001 over the comparable period in 2000 resulted primarily from the timing of asset sales gains which totaled 5 cents per share in the second quarter 2001 compared to 43 cents per share in 2000. Partially offsetting the lower asset sales gains were the increased earnings from CMS Energy's diversified energy businesses, particularly the marketing, services and trading and oil and gas exploration and production businesses, and improved earnings from CMS Energy's utility.

The increase in consolidated net income for the six months ended June 30, 2001 over the comparable period in 2000 was due primarily to increased earnings from CMS Energy's utility and from the marketing, services and trading, oil and gas exploration and production, and natural gas transmission diversified energy businesses. Partially offsetting these increases was the timing of asset sales gain.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                  2001              2000             Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 83             $ 109              $ (26)
Six months ended                                                          218               224                 (6)
===================================================================================================================

For the three months ended June 30, 2001, electric pretax operating income decreased $26 million from the comparable period in 2000. The earnings decrease is the result of increased replacement power costs from scheduled plant outages and reduced electric deliveries resulting from the economic slowdown. For the six months ended June 30, 2001, electric pretax operating income decreased $6 million from the comparable period in 2000. The earnings decrease also reflects the impact of increased costs of replacement purchased power from plant outages and reduced electric deliveries resulting from the economic slowdown. The following table quantifies these impacts on pretax operating income:




                                     CMS-2

                                                          CMS Energy Corporation

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                Three Months             Six Months
                                                                               Ended June 30          Ended June 30
Change Compared to Prior Year                                                   2001 vs 2000           2001 vs 2000
-------------------------------------------------------------------------------------------------------------------
Electric system deliveries                                                              $ (2)                   $ 1
Power supply costs and related production revenue                                        (31)                    (2)
Rate decrease                                                                             (6)                   (19)
Non-commodity revenue                                                                      4                     10
Other operating expenses                                                                   9                      4
                                                                                       ----------------------------

Total change                                                                           $ (26)                  $ (6)
===================================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2001, electric deliveries including intersystem volumes were 9.3 billion kWh, a decrease of 0.8 billion kWh or 8.0 percent compared to the second quarter of 2000. Total electric deliveries decreased primarily due to lower industrial usage and lower intersystem sales caused by plant outages which reduced the opportunity to sell excess capacity. For the six months ended June 30, 2001, electric deliveries were 19.3 billion kWh, a slight decrease from the corresponding 2000 period. Total electric deliveries decreased due to lower intersystem sales and less usage by industrial and special contract customers.

POWER SUPPLY COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 305             $ 294            $ 11
Six months ended                                                           606               594              12
================================================================================================================

For the three and six months ended June 30, 2001, power supply costs increased $11 million and $12 million, respectively, from the comparable period in 2000, primarily due to higher interchange power purchases.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                           In Millions
----------------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000                Change
----------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $ 17             $ (28)                 $ 45
Six months ended                                                            82                35                    47
======================================================================================================================

For the three months ended June 30, 2001, gas pretax operating income increased by $45 million. The earnings increase is primarily the result of the absence of a $45 million regulatory obligation related to gas prices recorded in the second quarter of 2000. For the six months ended June 30, 2001, gas pretax operating income increased by $47 million, primarily the result of the regulatory obligation discussed for the second quarter above and increased gross margins. The improvement in gross margin reflects higher deliveries to sales customers due to colder temperatures during the heating season, partially offset by lower transport deliveries due to economic conditions. The following table quantifies these impacts on pretax operating income.







                                     CMS-3

                                                          CMS Energy Corporation

                                                                                                     In Millions
                                                                             Three Months             Six Months
                                                                            Ended June 30          Ended June 30
Change Compared to Prior Year                                                2001 vs 2000           2001 vs 2000
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                     $   (2)                $   8
Gas commodity costs and related revenue                                                44                    42
Gas wholesale and retail services                                                       2                     5
Other operating expenses                                                                1                    (8)
                                                                                   ------                ------

Total change                                                                       $   45                $   47
================================================================================================================

GAS DELIVERIES: For the three months ended June 30, 2001, gas system deliveries, including miscellaneous transportation volumes totaled 57 bcf, a decrease of 9 bcf or 14.1 percent compared with 2000. During the second quarter of 2001, the decreased deliveries reflect warmer temperatures, and a reduction in demand due to economic factors. For the six months ended June 30, 2001, gas system deliveries, including miscellaneous transportation totaled 217 bcf, a decrease of 10 bcf or 4.8 percent compared with 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 141             $  95           $  46
Six months ended                                                           490               390             100
================================================================================================================

For the three months ended June 30, 2001, the cost of gas sold increased due to higher gas prices. During the second quarter of 2001, these higher gas costs were partially offset by decreased sales from warmer than normal temperatures. For the six months ended June 30, 2001, higher gas prices through the first two quarters and colder than normal temperatures contributed to the increased cost of gas sold.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended June 30, 2001, pretax operating income decreased $2 million (4 percent) from the comparable period in 2000. The decrease primarily reflects lower earnings from international investments largely offset by a 57 percent increase in LNG shipments compared to 2000 (22 shipments compared to 14), and improved gas gathering and processing results of operations. For the six months ended June 30, 2001 pretax operating income increased, $14 million (11 percent) from the comparable period in 2000. The increase primarily reflects a 95 percent increase in LNG shipments compared to 2000 (37 shipments compared to 19), and improved gas gathering and processing results of operations.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended June 30, 2001, pretax operating income decreased $39 million (57 percent) from the comparable period in 2000. The decrease reflects decreased earnings from domestic plants due to the sale of a cogeneration plant and a hydro plant in 2000, reduced earnings from the MCV Facility, construction delays at the DIG plant which led to increased steam generation costs, and a gain recorded in 2000 reflecting the restructuring of a power supply contract. These decreases were partially offset by the earnings benefits from the expansion of the Jorf Lasfar facility and the operation of additional units at the Takoradi facility in Africa.




                                     CMS-4

                                                          CMS Energy Corporation

For the six months ended June 30, 2001, pretax operating income decreased $32 million (38 percent) from the comparable period in 2000. The decrease reflects decreased earnings from domestic plants due to the sale of power plants in 2000, construction delays at the DIG plant which led to increased costs for steam generation, and a gain recorded in 2000 reflecting the restructuring of a power supply contract. These decreases were partially offset by the earnings benefits from the expansion of the Jorf Lasfar facility, the operation of additional units at the Takoradi facility and the absence of operating losses in 2001 from the investment in Loy Yang, which was written off in the fourth quarter of 2000.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended June 30, 2001, pretax operating income increased $27 million (1,350 percent) from the comparable period in 2000 as a result of higher oil and natural gas liquids prices and increased production from operations in Equatorial Guinea and the Powder River properties. Partially offsetting these increases were higher operating, and general and administrative costs. For the six months ended June 30, 2001, pretax operating income increased $36 million (600 percent) as a result of higher commodity prices, and increased production from operations in Equatorial Guinea and the Powder River properties.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three months ended June 30, 2001, pretax operating income increased $51 million from the comparable period in 2000. The increase reflects increased long-term power sales, wholesale gas trading activity and mark-to-market revenues, net of reserves, primarily from long-term power sales and wholesale gas trading. For the six months ended June 30, 2001, pretax operating income increased $54 million from the comparable period in 2000. The increase reflects the execution of long-term power sales contracts, increased wholesale gas trading and mark-to-market revenues, net of reserves, primarily from long-term power sales and wholesale gas trading. Due to the variable and competitive nature of energy trading, results for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

PRETAX OPERATING INCOME: For the three and six months periods ended June 30, 2001, pretax operating income decreased $4 million and $8 million from the three and six months periods ended June 30, 2000, respectively. The decreases primarily reflect decreased earnings from operations due to the sale of CMS Energy's ownership interest in an Argentine electric distribution utility.

MARKET RISK INFORMATION

CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity security prices. CMS Energy's derivative activities are subject to the direction of the Executive Oversight Committee, which is comprised of certain members of CMS Energy's senior management, and its Risk Committee, which is comprised of CMS Energy business unit managers. The purpose of the risk management policy is to measure and limit CMS Energy's overall energy commodity risk by implementing an enterprise-wide policy across all CMS Energy business units. This allows CMS Energy to maximize the use of hedges among its business units before utilizing derivatives with external parties. The role of the Risk Committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged risk. For further information on CMS Energy's use



                                     CMS-5

                                                          CMS Energy Corporation

of derivative instruments to manage risks, see Note 5, Risk Management Activities and Financial Instruments, incorporated by reference herein.

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal and natural gas liquids. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price.) The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the remainder of 2001 would increase or decrease by $7.8 million and $7.9 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of June 30, 2001. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

Consumers enters into, for purposes other than trading, electricity and gas fuel call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

At June 30, 2001, the fair value based on quoted future market prices of electricity-related option and swap contracts was $33 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $6 million. As of June 30, 2001, Consumers had an asset of $122 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including that associated with trust preferred securities, and from interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. At June 30, 2001, the carrying amounts of long-term debt and trust preferred securities were $7.2 billion and $1.3 billion, respectively, with corresponding fair values of $7.0 billion and $1.2 billion, respectively. Based on a sensitivity analysis at June 30, 2001, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would not have a material impact on CMS Energy's consolidated financial position or cash flows. In addition, based on a 10 percent adverse shift in market rates, CMS Energy would have an exposure of approximately $403 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance its fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of June 30, 2001.



                                     CMS-6

                                                          CMS Energy Corporation

The fair value of CMS Energy's floating to fixed interest rate swaps at June 30, 2001, with a notional amount of $819 million, was $16 million, which represents the amount CMS Energy would pay upon settlement. The swaps mature at various times through 2002 and are designated as cash flow hedges for accounting purposes.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk that arises from net investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and have debt denominated in the US dollar. CMS Energy uses forward exchange and option contracts to hedge these currency exchange risks. At June 30, 2001, CMS Energy's primary currency exchange rate exposures were the Brazilian real, the Argentine peso and the Australian dollar. The impact of the hedges of the net investments in foreign operations is reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the second quarter of 2001, the adjustment for hedging was $6 million of the total net foreign currency translation adjustment of $(17) million. As a result of exchange rate variations, CMS Energy recognized approximately $3 million in earnings during the second quarter of 2001 as a result of hedges for US dollar denominated debt that did not qualify as net investment hedges, and consequently, were marked-to-market through earnings. This gain appears on the Consolidated Statements of Income in Other Income (Deductions).

Based on a sensitivity analysis at June 30, 2001, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of June 30, 2001, but would result in a net cash settlement of approximately $11 million. The estimated fair value of the foreign exchange hedges at June 30, 2001 was $13 million, which represents the amount CMS Energy would receive upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of June 30, 2001.

For a discussion of accounting policies related to derivative transactions, see
Note 5, Risk Management Activities and Financial Instruments, incorporated by reference herein.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first six months of 2001, Consumers paid $96 million in common dividends and Enterprises paid $276 million in common dividends and other distributions to CMS Energy. In July 2001, Consumers declared a $39 million common dividend to CMS Energy, payable in August 2001. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For the first six months of 2001 and 2000, consolidated cash from operations totaled $328 million and $181 million, respectively. The $147 million increase resulted primarily from an increase in cash earnings, an increase in distributions from related parties, and the timing of cash receipts and payments related to working capital items. CMS Energy uses its cash derived from operating



                                     CMS-7

                                                          CMS Energy Corporation

activities primarily to maintain and expand its international and domestic businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: For the first six months of 2001 and 2000, CMS Energy's consolidated net cash used in investing activities totaled $659 million and $37 million, respectively. The increased use of cash of $622 million primarily reflects $475 million of reduced proceeds from the sales of assets in 2001 compared to 2000. CMS Energy's expenditures (excluding acquisitions) during the first six months of 2001 for its utility and diversified energy businesses were $373 million and $355 million, respectively, compared to $243 million and $279 million, respectively, during the comparable period in 2000.

FINANCING ACTIVITIES: For the first six months of 2001, CMS Energy's net cash provided by financing activities totaled $325 million, while net cash used in financing activities totaled $36 million for the first six months of 2000. The increase of $361 million resulted primarily from an increase in the proceeds from notes, bonds, and other long term debt ($113 million), as well as increased proceeds from Trust Preferred Securities ($121 million), an increase in the issuance of common stock ($325 million) and a decrease in the repurchase of common stock ($129 million), partially offset by an increase in the retirement of bonds and other long-term debt ($167 million) and an increase in the retirement of notes payable ($148 million). The following table summarizes securities issued during the first six months of 2001:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                        Distribution/     Principal
                           Month Issued     Maturity    Interest Rate        Amount     Use of Proceeds
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY
GTNs Series F                       (1)          (1)            8.58%         $ 130     General corporate purposes
Common Stock                   February          n/a      10.0 shares           296     Repay debt and general
                                                                                        corporate purposes
Common Stock                        (2)          n/a       1.2 shares            32     General corporate purposes
Senior Notes                      March         2011            8.50%           350     Repay debt and general
                                                                              -----     corporate purposes

Total                                                                         $ 808
                                                                              =====

===================================================================================================================

(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) Common Stock is issued from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

In the first six months of 2001, CMS Energy declared and paid $94 million in cash dividends to holders of CMS Energy Common Stock. In July 2001, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in August 2001.

OTHER INVESTING AND FINANCING MATTERS: At June 30, 2001, the book value per share of CMS Energy Common Stock was $20.28.

At August 1, 2001, CMS Energy had an aggregate $1.2 billion in securities registered for future issuance.

CMS Energy has $750 million of senior credit facilities consisting of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004 (Senior Credit Facilities). CMS Energy also has unsecured lines of credit as anticipated sources of funds to




                                     CMS-8

                                                          CMS Energy Corporation

finance working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2001, the total amount available under the Senior Credit Facilities and the unsecured lines of credit were $750 million and $22 million, respectively. For detailed information, see Note 3, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about this source of funds, see Note 3, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

In July 2001, CMS Energy sold $269 million aggregate principal amount of 8.9 percent senior notes due 2008. Net proceeds from the sale of approximately $262 million were used to repay the $250 million aggregate principal amount of 8.0 percent Reset Put Securities due 2011, which were called at par by Banc of America Securities LLC, and to pay the related call option of approximately $12 million.

In July 2001, CMS Energy called $240 million of GTNs at interest rates ranging from 7.75% to 8.375% using funds available under CMS Energy's Senior Credit Facilities at a lower borrowing cost.

CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

CMS Energy currently intends to sell assets resulting in cash proceeds and associated reduction of consolidated project debt in the total amount of approximately $450 million, as more fully discussed in the Outlook section below.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $3.6 billion during 2001 through 2003. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2001 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ending December 31                                                  2001             2002                2003
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                   $  550           $   535             $  460
Consumers gas operations (a)                                               145               175                165
Natural gas transmission                                                   218               185                140
Independent power production                                                98                40                 35
Oil and gas exploration and production                                     195               250                225
Marketing, services and trading                                              3                15                 15
International energy distribution                                           53                10                  5
Other                                                                       43                15                 10
                                                                      ---------------------------------------------

                                                                       $1,305             $1,225             $1,055
===================================================================================================================

                                     CMS-9

                                                          CMS Energy Corporation

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

For further explanation of CMS Energy's planned investments for the years 2001 through 2003, see the Outlook section below.


OUTLOOK

CMS Energy intends to enhance long-term growth through an asset optimization program that includes the ongoing sale or refinancing of assets or businesses performing below prior expectations or no longer within CMS Energy's strategic plan. In 2001, CMS Energy intends to sell assets that it anticipates will result in cash proceeds and associated reduction of consolidated project debt in the total amount of approximately $450 million. There are no assurances that CMS Energy will achieve this level of asset sales or refinancing and associated debt reduction in 2001 as planned. Also, CMS Energy is reviewing its options regarding assets performing below prior expectations, including certain assets in Argentina and Australia. The ultimate financial impact of these transactions is still uncertain at this time.

GENERAL OUTLOOK

CMS Energy's vision is to be an integrated energy company with a strong asset base, supplemented with an active marketing, services and trading capability. CMS Energy intends to integrate the skills and assets of its business units to obtain optimal returns and to provide expansion opportunities for its multiple existing businesses.

CMS Energy continues to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. As a result, CMS Energy's primary development focus shifted to North America, particularly in the United States' central corridor. In addition, CMS Energy will focus its international activities on select high-growth regions, particularly in the Middle East and West Africa.

CMS Energy is currently evaluating longer-term growth initiatives, including: natural gas acquisitions and joint ventures in North America; marketing acquisitions; expanded and new North American LNG regasification terminals; and various corporate and financial repositioning options, including possible separation of its utility and non-utility businesses.

DIVERSIFIED ENERGY OUTLOOK

NATURAL GAS TRANSMISSION AND PANHANDLE OUTLOOK: CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. In addition, CMS Energy is pursuing structured financings of several of its assets, including its Lake Charles, Louisiana, LNG receiving facility. By providing additional transportation, storage and other asset-based, value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy is in the process of converting certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products, such as gasoline and is participating in a 150-mile natural gas pipeline venture from


                                     CMS-10

                                                          CMS Energy Corporation

Illinois to Wisconsin to meet the needs of those significantly growing markets. Panhandle continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers. In May 2001, Trunkline LNG signed an agreement with BG Group of the United Kingdom which provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at Trunkline LNG's facility.

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

OIL AND GAS EXPLORATION AND PRODUCTION OUTLOOK: CMS Energy seeks to accelerate natural gas exploration, development and production in North America through the significant natural gas potential in its existing properties in West Texas, Wyoming and Montana. CMS Energy also seeks to explore for, or acquire, natural gas reserves in North America where integrated development opportunities exist with other CMS Energy businesses involved in gathering, processing and pipeline activities. CMS Energy seeks to capitalize on its West Africa oil and gas reserves by using the gas from an onshore processing facility in a methanol-producing plant in West Africa in which the natural gas transmission business has an ownership interest. Another important part of the CMS Energy growth plan is to continue an accelerated development program to increase gas/condensate production in Equatorial Guinea. Accordingly, CMS Energy expects to bring in a strategic partner to share in the accelerated development of its investments in Equatorial Guinea. Finally, CMS Energy plans to further develop its oil and gas assets in the Republic of Congo, Tunisia, Cameroon, Colombia and Venezuela.

MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on wholesale customers such as municipals, cooperatives and large industrial customers in the central United States where CMS Energy's existing assets are concentrated. CMS Energy's marketing, services and trading business also intends to contract for use of significant gas transportation and storage assets in the central United States to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue developing importing and marketing opportunities for LNG. CMS Energy plans to capitalize on favorable market conditions for energy performance contracting through expanding its services business in selected markets.

INTERNATIONAL ENERGY DISTRIBUTION OUTLOOK: Through its international energy distribution business, CMS Energy will continue focusing on areas of high growth and opportunity to expand the range of energy-related services, including commercial and technical service. At its existing distribution facilities in Venezuela and Brazil, CMS Energy intends to continue operational improvements to incrementally grow the business and enhance the facilities' value.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the ability to sell or refinance assets or businesses and achieve balance sheet and credit improvement in accordance with our financial plan; 2) the international monetary fluctuations, particularly in Argentina, Brazil and Australia, 3) changes in foreign governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign projects; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle, and
6) the expected increase in competition for LNG terminalling services, and the



                                     CMS-11

                                                          CMS Energy Corporation

volatility in natural gas prices, creating volatility in LNG terminalling revenues.

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

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry, and the House of Representatives passed a bill in the current session of Congress. These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

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

NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. In June 2001, an unplanned outage began at Palisades that will affect power costs. The plant is expected to be restarted in the fourth quarter. Until it completes an inspection of Palisades' control rod drive system piping and determines a definitive plan for repair or replacement of any flaws, however, Consumers cannot make any assurances as to factors that may affect the date on which the plant will return to service. For further information and



                                     CMS-12

                                                          CMS Energy Corporation

material changes relating to nuclear matters, see Note 2, Uncertainties - Nuclear Matters, incorporated by reference herein.

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; d) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; e) the effect of the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO; f) the MPSC adoption of proposed electric distribution performance standards requiring customer credits for prolonged outages; and g) the power outage at Palisades and the incremental cost of replacement power and maintenance. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program for all gas retail customers; 4) any initiatives undertaken to protect customers against gas price increases; and 5) market and regulatory responses to increases in gas costs. For detailed information about these uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

CONSUMERS' OTHER OUTLOOK

Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.




                                     CMS-13

                                                          CMS Energy Corporation

In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separated from future rates and the services could be provided by an approved third party. Consumers was directed to make this filing in connection with its June, 2001 request for a gas service rate increase.

OTHER MATTERS

FOREIGN CURRENCY TRANSLATION

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. The adjustment is primarily due to the exchange rate fluctuations between the United States dollar and each of the Australian dollar, Brazilian real and Argentine peso. During the first six months of 2001, the change in the foreign currency translation adjustment decreased equity by $47 million, of which $17 million was recognized during the second quarter, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy hedges its exposure to the Australian dollar, the Brazilian real and the Argentine peso. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $469 million at June 30, 2001, which includes $21 million, $50 million and $398 million for Australian, Brazilian and Argentine foreign exchange contracts, respectively. The estimated fair value of the foreign exchange and option contracts at June 30, 2001 was $13 million, which represents the amount CMS Energy would receive upon settlement.

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

NEW ACCOUNTING RULES

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 effective July 1, 2001 will result in CMS Energy accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the standard. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. CMS Energy is currently studying the effects of the new standard.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially




                                     CMS-14

                                                          CMS Energy Corporation

recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. CMS Energy is currently studying the effects of the new standard.





























                                     CMS-15

                                                          CMS Energy Corporation

                                  CMS ENERGY CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
June 30                                                                                      2001       2000       2001      2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                         $   624    $   647    $ 1,289    $ 1,287
  Gas utility                                                                                  239        148        779        623
  Natural gas transmission                                                                     263        179        649        357
  Independent power production                                                                 108        131        216        212
  Oil and gas exploration and production                                                        55         30         96         63
  Marketing, services and trading                                                            3,089        391      5,433        742
  International energy distribution                                                             35         65         72        127
  Other                                                                                          8          5         13         13
                                                                                           -----------------------------------------
                                                                                             4,421      1,596      8,547      3,424
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                88        104        171        182
    Purchased and interchange power - Marketing, services and trading                        1,555         71      2,999        111
    Purchased and interchange power                                                            122         92        256        220
    Purchased power - related parties                                                          126        151        244        297
    Cost of gas sold - Marketing, services and trading                                       1,360        303      2,142        594
    Cost of gas sold                                                                           291        127        871        427
    Other                                                                                      384        262        743        492
                                                                                           -----------------------------------------
                                                                                             3,926      1,110      7,426      2,323
  Maintenance                                                                                   65         72        131        148
  Depreciation, depletion and amortization                                                     116        142        269        318
  General taxes                                                                                 59         70        135        141
                                                                                           -----------------------------------------
                                                                                             4,166      1,394      7,961      2,930
------------------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                                              83        109        218        224
  Gas utility                                                                                   17        (28)        82         35
  Natural gas transmission                                                                      45         47        138        124
  Independent power production                                                                  29         68         53         85
  Oil and gas exploration and production                                                        29          2         42          6
  Marketing, services and trading                                                               51         --         58          4
  International energy distribution                                                             --          4          2         10
  Other                                                                                          1         --         (7)         6
                                                                                           -----------------------------------------
                                                                                               255        202        586        494
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                                              --          1         --          1
  Accretion expense                                                                             (8)        (8)       (17)       (17)
  Gain on asset sales, net of foreign currency translation losses of $25 in 2000                10         61         10         69
  Other, net                                                                                    (2)         7         11         10
                                                                                           -----------------------------------------
                                                                                                --         61          4         63
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                             255        263        590        557
------------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                                   142        144        287        291
  Other interest                                                                                17         12         29         12
  Capitalized interest                                                                         (13)       (11)       (27)       (21)
  Preferred dividends                                                                           --         --          1          1
  Preferred securities distributions                                                            24         24         46         47
                                                                                           -----------------------------------------
                                                                                               170        169        336        330
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                               85         94        254        227

INCOME TAXES                                                                                    31         14         90         66

MINORITY INTERESTS                                                                               1          1          2          2
                                                                                           -----------------------------------------

CONSOLIDATED NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              53         79        162        159

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR TREATMENT OF INVENTORY,

  NET OF TAX BENEFIT OF $(2)                                                                    --         --         --         (5)
                                                                                           -----------------------------------------
CONSOLIDATED NET INCOME                                                                    $    53    $    79    $   162    $   154
====================================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                                              132        110        129        112
====================================================================================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE                                                    $   .40    $   .72    $  1.27    $  1.38
====================================================================================================================================

DILUTED EARNINGS PER AVERAGE COMMON SHARE                                                  $   .40    $   .71    $  1.25    $  1.36
====================================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                                                        $  .365    $  .365    $   .73    $   .73
====================================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-16

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
June 30                                                                                       2001            2000
-------------------------------------------------------------------------------------------------------------------
                                                                                                        In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                                   $   162          $ 154
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $19, respectively)                                          269            318
        Capital lease and debt discount amortization                                             16             16
        Accretion expense                                                                        17             17
        Accretion income - abandoned Midland project                                           --               (1)
        MCV power purchases                                                                      (7)           (28)
        Distributions from related parties in excess of (less than) earnings                     26           (101)
        Cumulative effect of an accounting change                                              --                7
        Gain on the sale of assets, net of foreign currency translation losses                  (10)           (69)
        Changes in other assets and liabilities:
           Increase in accounts receivable and accrued revenues                              (2,526)           (88)
           Decrease (increase) in inventories                                                  (103)            17
           Increase (decrease) in accounts payable and accrued expenses                       2,490            (27)
           Increase (decrease) in deferred income taxes and investment tax credit                99            (37)
           Regulatory obligation - gas choice                                                   (16)            45
           Increase in currency translation adjustment                                          (47)           (65)
           Increase in derivative/hedging capital                                               (24)          --
           Change in postretirement benefits, net                                               (76)          --
           Changes in other assets and liabilities                                               58             23
                                                                                            -----------------------
          Net cash provided by operating activities                                             328            181
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                            (554)          (488)
  Acquisition of companies, net of cash acquired                                               --              (74)
  Investments in partnerships and unconsolidated subsidiaries                                  (146)           (24)
  Cost to retire property, net                                                                  (47)           (53)
  Proceeds from sale of property                                                                 99            574
  Other                                                                                         (11)            28
                                                                                            -----------------------
          Net cash (used in) investing activities                                              (659)           (37)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                          457            344
  Proceeds from trust preferred securities                                                      121           --
  Issuance of common stock                                                                      328              3
  Retirement of bonds and other long-term debt                                                 (401)          (234)
  Repurchase of common stock                                                                   --             (129)
  Payment of common stock dividends                                                             (94)           (82)
  Increase (decrease) in notes payable, net                                                     (74)            74
  Payment of capital lease obligations                                                          (13)           (14)
  Other financing                                                                                 1              2
                                                                                            -----------------------
          Net cash provided by (used in) financing activities                                   325            (36)
-------------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                   (6)           108

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                        182            132
                                                                                            -----------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                          $   176          $ 240
===================================================================================================================




                                     CMS-17

                                                          CMS Energy Corporation

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                                   $ 238            $258
  Income taxes paid (net of refunds)                                                                              (6)             24
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                                      $  12            $  3
  Other assets placed under capital leases                                                                        10               7
====================================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-18

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             June 30                       June 30
                                                                                      2001    December 31           2000
                                                                               (Unaudited)           2000    (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                                             In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                             $     7,482    $     7,241    $     7,073
  Gas utility                                                                        2,539          2,503          2,497
  Natural gas transmission                                                           2,158          2,191          2,078
  Oil and gas properties (successful efforts method)                                   708            630            531
  Independent power production                                                         395            398            734
  International energy distribution                                                    224            258            446
  Other                                                                                 97            101             91
                                                                               -----------------------------------------
                                                                                    13,603         13,322         13,450
  Less accumulated depreciation, depletion and amortization                          6,398          6,252          6,207
                                                                               -----------------------------------------
                                                                                     7,205          7,070          7,243
  Construction work-in-progress                                                        934            761            854
                                                                               -----------------------------------------
                                                                                     8,139          7,831          8,097
------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                         943            924            957
  Natural gas transmission                                                             538            436            382
  Midland Cogeneration Venture Limited Partnership                                     295            290            261
  First Midland Limited Partnership                                                    253            245            246
  Other                                                                                 50            121             83
                                                                               -----------------------------------------
                                                                                     2,079          2,016          1,929
------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market               176            182            240
  Accounts receivable - Marketing, services and trading                              3,209            526            356
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $20, $18 and $20, respectively                                       714            914            674
  Inventories at average cost
    Gas in underground storage                                                         389            297            166
    Materials and supplies                                                             133            124            185
    Generating plant fuel stock                                                         48             46             47
  Deferred income taxes                                                                 --             39             16
  Prepayments and other                                                                304            325            251
                                                                               -----------------------------------------
                                                                                     4,973          2,453          1,935
------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitization costs                                                               710            709             --
    Postretirement benefits                                                            220            232            325
    Abandoned Midland Project                                                           12             22             35
    Unamortized nuclear costs                                                           --              6            490
    Other                                                                               91             87            119
  Goodwill, net                                                                        849            891            915
  Nuclear decommissioning trust funds                                                  594            611            612
  Notes receivable - related party                                                     166            155            223
  Notes receivable                                                                     143            150             35
  Other                                                                                845            688            595
                                                                               -----------------------------------------
                                                                                     3,630          3,551          3,349
                                                                               -----------------------------------------

TOTAL ASSETS                                                                   $    18,821    $    15,851    $    15,310
========================================================================================================================



                                     CMS-19

                                                          CMS Energy Corporation

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                            JUNE 30                         JUNE 30
                                                                                       2001     December 31            2000
                                                                                (Unaudited)            2000     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                In Millions
CAPITALIZATION
  Common stockholders' equity                                                   $     2,684     $     2,361     $     2,338
  Preferred stock of subsidiary                                                          44              44              44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                                 694             694             724
  Company-obligated mandatorily redeemable preferred securities
    of Consumer's subsidiaries (a)                                                      520             395             395
  Long-term debt                                                                      7,193           6,770           6,918
  Non-current portion of capital leases                                                  55              54              86
                                                                                -------------------------------------------
                                                                                     11,190          10,318          10,505
---------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                       89              88             212
---------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                  341             707             547
  Notes payable                                                                         328             403             278
  Accounts payable - Marketing, services and trading                                  2,953             410             223
  Accounts payable                                                                      629             614             601
  Accrued taxes                                                                         222             309             309
  Accrued interest                                                                      177             159             163
  Accounts payable - related parties                                                     72              70              65
  Deferred income taxes                                                                  21              --              --
  Other                                                                                 625             530             422
                                                                                -------------------------------------------
                                                                                      5,368           3,202           2,608
---------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                                 772             749             608
  Postretirement benefits                                                               350             437             469
  Deferred investment tax credit                                                        107             110             122
  Regulatory liabilities for income taxes, net                                          264             246              82
  Gas supply contract obligations                                                       292             304             284
  Other                                                                                 389             397             420
                                                                                -------------------------------------------
                                                                                      2,174           2,243           1,985
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  $    18,821     $    15,851     $    15,310
===========================================================================================================================

(a) For further discussion, see Note 3 of the Condensed Notes to Consolidated Financial Statements.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-20

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
June 30                                                                                   2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         In Millions
COMMON STOCK
  At beginning and end of period                                                        $     1     $     1     $     1     $     1
------------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                  3,252       2,653       2,936       2,749
  Common stock repurchased                                                                   --         (27)         --        (129)
  Common stock reissued                                                                      --          --          --           3
  Common stock issued                                                                        12          --         328           3
                                                                                        --------------------------------------------
      At end of period                                                                    3,264       2,626       3,264       2,626
------------------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                                                   (3)          3          (2)          3
    Unrealized gain (loss) on investments (a)                                                (1)         (2)         (2)         (2)
                                                                                        --------------------------------------------
      At end of period                                                                       (4)          1          (4)          1
                                                                                        --------------------------------------------

  Derivative Instruments
    At beginning of period (b)                                                               (7)         --          13          --
    Unrealized gain (loss) on derivative instruments (a)                                    (15)         --         (29)         --
    Reclassification adjustments included in consolidated net income (a)                     (2)         --          (8)         --
                                                                                        --------------------------------------------
      At end of period                                                                      (24)         --         (24)         --
------------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                   (284)       (132)       (254)       (108)
  Change in foreign currency translation realized from asset sale (a)                        --          --          --          25
  Change in foreign currency translation (a)                                                (17)        (41)        (47)        (90)
                                                                                        --------------------------------------------
      At end of period                                                                     (301)       (173)       (301)       (173)
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                   (256)       (156)       (320)       (189)
  Consolidated net income (a)                                                                53          79         162         154
  Common stock dividends declared                                                           (49)        (40)        (94)        (82)
                                                                                        --------------------------------------------
      At end of period                                                                     (252)       (117)       (252)       (117)
                                                                                        --------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                       $ 2,684     $ 2,338     $ 2,684     $ 2,338
====================================================================================================================================

(a)  Disclosure of Comprehensive Income:
       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
             $-, $-, $- and $-, respectively                                            $    (1)    $    (2)    $    (2)    $    (2)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $5, $-, $13 and $-, respectively                                 (15)         --         (29)         --
           Reclassification adjustments included in consolidated net income,
             net of tax of $-, $-, $4 and $-, respectively                                   (2)         --          (8)         --
       Foreign currency translation, net                                                    (17)        (41)        (47)        (65)
       Consolidated net income                                                               53          79         162         154
                                                                                        --------------------------------------------

       Total Consolidated Comprehensive Income                                          $    18     $    36     $    76     $    87
                                                                                        ============================================



(b) Six months ended June 30, 2001 reflects the cumulative effect of change in accounting principle, net of $(8) tax (Note 5)





THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-21

                                                          CMS Energy Corporation



                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

1: CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CORPORATE STRUCTURE AND BASIS OF PRESENTATION

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving Michigan's Lower Peninsula, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; energy marketing, services and trading; and international energy distribution.

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

The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three and six months ended June 30, 2001, distributions in excess of equity earnings were $58 million and $26 million, respectively compared to undistributed equity earnings of $73 million and $101 million for the three and six months ended June 30, 2000, respectively. Intercompany transactions and balances have been eliminated.

CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional




                                     CMS-22

                                                          CMS Energy Corporation


currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. During the first six months of 2001, the change in the foreign currency translation adjustment decreased equity by $47 million, net of after-tax hedging proceeds.

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

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of June 30, 2001, Consumers had a net investment in energy supply facilities of $1.277 billion included in electric plant and property. See Note 2, Uncertainties.

2: UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

In 1997, the EPA introduced new regulations regarding nitrogen oxide and particulate-related emissions that were the subject of litigation. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures. The



                                     CMS-23

                                                          CMS Energy Corporation

estimated cost to Consumers would be between $470 million and $560 million, calculated in year 2001 dollars. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004.

Consumers may need an additional amount of between $300 million and $520 million of capital expenditures to comply with the new mercury and small particulate standards sometime after 2004 if those standards become effective.

Beginning January 2004, an annual return of and on these capital expenditures above depreciation levels are expected to be recoverable, subject to an MPSC prudence hearing, in future rates.

These and other required environmental expenditures may have a material adverse effect upon our financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of June 30, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8)allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of December 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC-approved RTO or to an independent transmission owner.





                                     CMS-24

                                                          CMS Energy Corporation

In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Consumers to securitize approximately $470 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset substantially all of the revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary formed to issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

In January 2001, Consumers accepted the MPSC's final financing order. The MPSC's decisions were appealed by the Attorney General of Michigan. In July 2001, the Michigan Court of Appeals issued a unanimous opinion that affirmed the MPSC order. Although Consumers cannot make any assurances, Consumers does not believe that the Attorney General will appeal the decision of the Michigan Court of Appeals to the Michigan Supreme Court.

Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. The amortization will be reestablished later, after the Securitization bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required to offset the majority of the revenue impact of the rate reduction over the term of the bonds.

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

In a pending case before the Court of Appeals, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. The Court of Appeals, based upon the voluntary mutual agreement of the parties, has dismissed this appeal. This matter is now closed.



                                     CMS-25

                                                          CMS Energy Corporation



POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of June 2001, alternative electric service providers are providing service to 75 MW of retail open access requirements. In June 2001, an unscheduled plant outage commenced at Palisades that will affect future power costs. Consumers has secured additional power and expects to have sufficient power to meet its customers needs. For further information, refer to the "Nuclear Matters" section of this note.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. As of June 30, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2008, at a recognized cost of $134 million, of which $61 million pertains to 2001.

In 1996, as a result of efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC. Detroit Edison and Consumers negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long term financial impact of terminating these joint merchant operations with Detroit Edison.

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



                                     CMS-26

                                                          CMS Energy Corporation


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

In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and Michigan Transco in a Michigan circuit court. The suit seeks to prevent the sale or transfer of transmission assets without first binding a successor to honor the municipal agencies' ownership interests and contractual rights that preceded the transfer of the transmission assets to Michigan Transco. Consumers and Michigan Transco believe the lawsuit is without merit and intend to vigorously defend against it.

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

In March 2000 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $30 million and $25 million, incurred in 1999 and 2000, respectively. In July 2001, Consumers received a final order that granted recovery of $25 million of restructuring implementation costs for 1999. The MPSC disallowed recovery of $5 million, based upon a conclusion that this amount did not represent incremental costs. The MPSC also ruled that it reserved the right to undertake another review of the total 1999 restructuring implementation costs depending upon the progress and success of the retail open access program. In addition, the MPSC ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. Consumers expects to receive a final order for the 2000 cost in early 2002. Consumers believes these costs are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

Also in July 2001, Consumers received an order from the MPSC that proposed electric distribution performance standards applicable to electric distribution companies operating in Michigan. The proposed performance standards would establish standards related to outage restoration, safety, and customer relations. Failure to meet the proposed performance standards would result in customer credits. Consumers in is the process of reviewing the order and preparing comments for submission to the MPSC. Consumers cannot predict the outcome of the proposed performance standards.



                                     CMS-27

                                                          CMS Energy Corporation


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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
June 30                                                                                        2001           2000
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                         $21            $20
Income taxes and other                                                                            7              6
------------------------------------------------------------------------------------------------------------------

Net income                                                                                      $14            $14
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

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At June 30, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $41 million and $63 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

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




                                     CMS-28

                                                          CMS Energy Corporation



MCV related costs that are included in Consumers' frozen retail rates. Should future results differ from management's assessments, Consumers may have to make additional charges for a given year of up to $33 million, after tax. Management believes that the PPA liability is adequate at this time. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and ordered the case against the MPSC dismissed. The 6th Circuit found that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the 6th Circuit's order.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2001, Consumers has a recorded liability to the DOE of $133 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, is currently conducting supplemental inspections to oversee the Palisades unplanned outage, which is discussed in more detail below.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order



                                     CMS-29

                                                          CMS Energy Corporation


to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The nature of the current Palisades outage, however, is not likely to be an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $12.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria for reactor vessel embrittlement at Palisades will not be reached until 2014. On December 14, 2000, the NRC issued an amendment revising the operating license for Palisades extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC took place in May 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact of Consumers' participation in NMC is uncertain.

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. Consumers expanded its inspection to include all similar control rod drive system piping, and is still in the process of completing the expanded inspection. As of early August 2001, Consumers had identified some additional small flaws. At the completion of the inspection process, Consumers will implement the appropriate repairs or replacements. The plant is not expected to return to service until the fourth quarter. Until it completes the inspection and determines a definitive plan for repair or replacement, however, Consumers cannot make any assurances as to factors that may affect the date on which the plant will return to service. The incremental cost of replacement power and maintenance is currently estimated to be approximately $.40 per share of CMS Energy Common Stock if the Palisades' restart date occurs in mid-November 2001, with further incremental costs of approximately $.06 to $.07 per share for each month thereafter. Consumers expects to have sufficient power at all times to meet its load requirements from its other plants or purchase arrangements.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the total costs to be between $82 million and $113 million. These estimates are based on discounted 2001 costs. As of June 30, 2001, Consumers has an accrued liability of $62 million, (net of expenditures incurred to date and net



                                     CMS-30

                                                          CMS Energy Corporation



of any insurance recoveries), and a regulatory asset of $71 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental cleanup costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually.

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

In June 2001, Consumers filed an application with the MPSC seeking its first gas service rate increase in 17 years. If approved, the request would add about $6.50 per month, or about 10%, to the typical residential customer's average monthly bill. Consumers is seeking a 12.25% authorized return on equity along with a $140 million gas service rate increase. Contemporaneously with this filing, Consumers has requested partial and immediate relief in the amount of $34.5 million.

As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to exceed a ceiling price of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook since Consumers charges customers what it pays for natural gas in the reconciliation process. Consumers initiated the negotiations in December 2000, requesting a ceiling price of $5.69 per mcf. The settlement reflects the decreasing prices in the natural gas market. The settlement does not affect Consumers' June 2001 request to the MPSC for the gas service rate increase. The MPSC also approved a methodology to adjust for market price increases quarterly without returning to the MPSC for approval.

PANHANDLE MATTERS

REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. In September 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. In January 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. In April 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline reduced its maximum rates in May 2001 and made the remaining refunds totaling approximately $8 million in June 2001.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement with the FERC which is supported by most of the customers and affected producers; this settlement is awaiting commission approval. At June 30, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $62 million and $59 million, respectively, due from natural gas producers, and Other Current Liabilities included $62 million and $59 million, respectively, for related obligations. The settlement, if approved, provides for some reductions in these balances due


                                     CMS-31

                                                          CMS Energy Corporation



from producers and corresponding obligations to customers.

In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline by January 2002. Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these cleanup programs to continue through 2001. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

OTHER UNCERTAINTIES

CMS GENERATION-OXFORD TIRE RECYCLING: In a 1999 administrative order, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In April 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The complaint alleges $20 million of cleanup costs to be shared among all the potentially responsible parties. CMS Generation and all relevant State agencies have reached a settlement.

Also in connection with this same fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation believes these cases are without merit and intends to vigorously defend against them. CMS Generation's primary insurance carrier has agreed to defend and indemnify CMS Generation for a portion of defense costs up to the policy limits.

DEARBORN INDUSTRIAL GENERATION: Duke/Fluor Daniel (DFD) has asserted change order claims against DIG, a wholly-owned subsidiary of CMS Generation, in excess of $65 million for additional time and cost relating to the construction by DFD of the DIG electrical generation facility in Dearborn, Michigan. DIG rejected the



                                     CMS-32

                                                          CMS Energy Corporation



change orders, tendered change orders indicating cost deductions to DFD relating to work that DIG was required to take over from DFD, and assessed DFD schedule liquidated damages. In July 2001, DIG drew down three letters of credit obtained by DFD, totaling $30 million, in connection with claims against DFD. Neither DFD nor DIG have initiated a formal dispute resolution regarding this matter yet, and construction of the electrical generation facility continues.

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

OTHER: CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $760 million as of June 30, 2001.

Additionally, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST which contain certain schedule and performance requirements. As of June 30, 2001, the actual amount of financial exposure covered by these guarantees was $720 million. These amounts exclude the guarantees associated with CMS MST's natural gas sales arrangements totaling $292 million, which are recorded as liabilities on the Consolidated Balance Sheet at June 30, 2001. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $75 million, the affiliates and CMS Energy believe the claims are without merit and will vigorously contest them.

In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty, implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy filed a response denying all the claims made by the plaintiffs and asserting several counterclaims. Arbitration on this matter was completed in July 2001. The parties must submit post-hearing briefs to the Arbitrator in September 2001. CMS Energy believes the claims are without merit and will vigorously defend against them, but cannot predict the outcome of this matter.

CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current U.S. environmental regulatory standards.

In addition to the matters disclosed in this Note, Consumers, Panhandle and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental





                                     CMS-33

                                                          CMS Energy Corporation



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

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.305 billion for 2001, $1.225 billion for 2002 and $1.055 billion for 2003.


3: SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's $750 million Senior Credit Facilities consist of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004 (Senior Credit Facilities). Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $22 million. As of June 30, 2001, no amounts were outstanding under the Senior Credit Facilities or the unsecured lines of credit.

At June 30, 2001, CMS Energy had $110 million of Series A GTNs, $107 million of Series B GTNs, $127 million of Series C GTNs, $177 million Series D GTNs, $396 million Series E GTNs and $141 million of Series F GTNs issued and outstanding with weighted average interest rates of 7.9 percent, 8.1 percent, 7.9 percent,
7.0 percent, 7.8 percent and 8.6 percent, respectively.

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






                                     CMS-34

                                                          CMS Energy Corporation



CMS Energy Trust and Securities                                                                         In Millions
-------------------------------------------------------------------------------------------------------------------
                                                              Amount Outstanding
-------------------------------------------------------------------------------------------------------------------
                                                    June 30      December 31       June 30                 Earliest
                                       Rate(%)         2001         2000            2000     Maturity    Redemption
-------------------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                  7.75           $ 173        $ 173           $ 173      2027        2001
CMS Energy Trust II (b)                 8.75             301          301             301      2004          --
CMS Energy Trust III (c)                7.25             220          220              --      2004          --
CMS RHINOS Trust                LIBOR + 1.75              --           --             250        --          (d)
-------------------------------------------------------------------------------------------------------------------
Total Amount Outstanding                               $ 694        $ 694           $ 724
                                                       ==================================

(a) Represents Quarterly Income Preferred Securities that are convertible into
1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). CMS Energy may cause conversion rights to expire on or after July 2001.
(b) Represents Adjustable Convertible Preferred Securities which include 0.125 percent annual contract payments for the stock purchase contract that obligates the holder to purchase not more than 1.2121 and not less than .7830 shares of CMS Energy Common Stock in July 2002.
(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by August 2003.
(d) Redeemed in August 2000.

CMS Energy Trust and Securities                                                                         In Millions
-------------------------------------------------------------------------------------------------------------------
                                                              Amount Outstanding
-------------------------------------------------------------------------------------------------------------------
                                                          June 30      December 31   June 30               Earliest
                                               Rate(%)      2001          2000        2000    Maturity   Redemption
-------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%     $100          $100        $100      2015        2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%      120           120         120      2027        2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%      175           175         175      2029        2004
Consumers Energy Company Financing IV,
  Trust Originated Preferred Securities           9.00%      125            --          --      2031        2006
------------------------------------------------------------------------------------------------------------------
Total Amount Outstanding                                    $520          $395        $395
                                                            ==============================

CONSUMERS: At June 30, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2001, a total of $328 million was outstanding at a weighted average interest rate of 4.6 percent, compared with $275 million outstanding at June 30, 2000, at a weighted average interest rate of 7.8 percent.





                                     CMS-35

                                                          CMS Energy Corporation


Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2001 and 2000, receivables sold under the program totaled $299 million and $283 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the provisions of its Articles of Incorporation, Consumers had $408 million of unrestricted retained earnings available to pay common dividends at June 30, 2001. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001, in April 2001, Consumers declared a $30 million common dividend paid in May 2001, and in July 2001, Consumers declared a $39 million common dividend payable in August 2001.

CMS OIL AND GAS: CMS Oil and Gas has a $225 million floating rate revolving credit facility that matures in May 2002. At June 30, 2001, the amount utilized under the credit facility was $110 million.

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

COMPUTATION OF EARNINGS PER SHARE:

                                                                        In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                                     2001              2000(a)
-------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                        $   53             $   79
                                                                          ===================================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                            $   53             $   79
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                                            2                  2
                                                                          -----------------------------------
 CMS Energy - Diluted                                                          $   55             $   81
                                                                          ===================================
AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                                       132.1               10.1
   Add conversion of 7.75% Trust
       Preferred Securities                                                       4.2                4.2
   Options-Treasury Shares                                                         .3                 .1
                                                                          -----------------------------------

   Average Shares - Diluted                                                     136.6              114.4
                                                                          ===================================

EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                                   $  .40             $  .72
       Diluted                                                                 $  .40             $  .71
=============================================================================================================




                                     CMS-36

                                                          CMS Energy Corporation



(a) For the three months ended June 30, 2000, the accounting change for crude oil inventories decreased net income by $2 million, or $.01 per basic and diluted share.

                                                                     In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                              2001                    2000(b)
----------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                   $  162              $ 154
                                                                     =====================================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                       $  162              $ 154
 Add conversion of 7.75% Trust                                                 4                  4
       Preferred Securities (net of tax)
                                                                     -------------------------------------
 CMS Energy - Diluted                                                     $  166              $ 158
                                                                     =====================================
AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                                  128.8              111.8
   Add conversion of 7.75% Trust
       Preferred Securities                                                  4.2                4.2
   Options-Treasury Shares                                                    .3                 .1
                                                                     -------------------------------------

   Average Shares - Diluted                                                133.3              116.1
                                                                      ====================================

EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                              $ 1.27             $ 1.38
       Diluted                                                            $ 1.25             $ 1.36
==========================================================================================================

(b) For the six months ended June 30, 2000, the accounting change for crude oil inventories decreased net income by $7 million, or $.06 per basic and diluted share.

In February and May 2001, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In July 2001, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in August 2001.

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






                                     CMS-37

                                                          CMS Energy Corporation



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

CMS Energy believes that the majority of its non-trading derivative contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and therefore, would not be recognized at fair value on the balance sheet. CMS Energy does, however, use certain derivative instruments to limit its exposures to commodity price risk, interest rate risk, and currency exchange risk. The interest rate and foreign exchange contracts meet the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in accumulated other comprehensive income on the balance sheet.

The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                                                     In Millions
-----------------------------------------------------------------------------------------------------------------------
Fair value of derivative assets                                                                           $35
Fair value of derivative liabilities                                                                       14
Increase in accumulated other comprehensive income, net of tax                                             13
-----------------------------------------------------------------------------------------------------------------------

Upon initial adoption of the standard, CMS Energy recorded a $13 million, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $12 million as a reduction to cost of gas for the six months ended June 30, 2001. CMS Energy recorded $4 million as additional interest expense during the first six months of 2001, $3 million was recognized during the second quarter.

Upon initial adoption of the standard, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to bookouts remained uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133, and therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved most of these matters as of July 1, 2001. Consumers is in the process of evaluating all of its option and option-like contracts in order to determine if derivative accounting is required. Consumers expects the majority of these contracts will qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts will be required to be accounted for as derivatives. Upon initial adoption of the standard for these contracts requiring derivative accounting, Consumers will record the difference between the current fair value of the contract and the recorded book value of the contract as a cumulative effect type adjustment to either accumulated other comprehensive income or to earnings depending on certain criteria. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133, and therefore, Consumers will record any change in fair




                                     CMS-38

                                                          CMS Energy Corporation


value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The preliminary estimated financial statement impact of recording the SFAS No. 133 transition adjustment associated with these derivatives on July 1, 2001 is immaterial.

In addition, as of July 1, 2001, derivative accounting for certain fuel supply contracts with quantity variability remained unclear. Consumers believes that its contracts qualify for the normal purchase exception of SFAS No. 133 and has therefore not recorded these contracts on the balance sheet at fair value. The ultimate financial statement impact of adopting SFAS No. 133 depends upon clarification of this issue with the FASB and could be materially different than stated above.

COMMODITY DERIVATIVES (NON-TRADING): CMS Energy accounts for its non-trading activities as cash flow hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement. At June 30, 2001, these commodity derivatives extended for periods up to 5 years.

CMS Energy had unrealized net losses of $64 million at June 30, 2001, related to non-trading activities. The determination of unrealized net gains and losses represents management's best estimate of prices including the use of exchange and other third party quotes, time value and volatility factors in estimating fair value. Accordingly, the unrealized net losses at June 30, 2001 are not necessarily indicative of the amounts CMS Energy could realize in the current market.

Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. Upon initial adoption of SFAS No. 133, accounting for these contracts was uncertain. Consumers has accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133, and has therefore not recorded the fair value of these contracts on the balance sheet. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers is in the process of evaluating all of its option and option-like contracts in order to determine if derivative accounting is required. Consumers expects the majority of these contracts will qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts will be required to be accounted for as derivatives. Upon initial adoption of the standard for these contracts requiring derivative accounting, Consumers will record the difference between the current fair value of the contract and the recorded book value of the contract as a cumulative effect type adjustment to either accumulated other comprehensive income or to earnings depending on certain criteria. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133, and therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The preliminary estimated financial statement impact of recording the SFAS No. 133 transition adjustment associated with these derivatives on July 1, 2001 is immaterial.

Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and




                                     CMS-39

                                                          CMS Energy Corporation


recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of June 30, 2001. At June 30, 2001, Consumers had a derivative liability with a fair value of $1 million, which includes $.5 million of premiums paid for these contracts. These contracts expire in 2001, and Consumers expects to reclassify a $1 million decrease in fair value to earnings as an increase to power costs in 2001, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

COMMODITY DERIVATIVES (TRADING): CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines which limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. CMS MST's trading activities are accounted for under the mark-to-market method of accounting. Under mark-to-market accounting, energy trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains certain reserves for a number of risks associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties, CMS Energy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When applicable, CMS Energy employs standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

At June 30, 2001, CMS MST has recorded an asset of $60 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For the three and six months ended June 30, 2001, CMS MST reflected $45 million and $44 million, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.




                                     CMS-40

                                                          CMS Energy Corporation



INTEREST RATE DERIVATIVES: CMS Energy and its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payments to fixed rate interest payments without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. As of June 30, 2001, the weighted average interest rate associated with outstanding swaps was approximately 6.4 percent.

                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
Floating to Fixed                                         Notional        Maturity          Fair       Unrealized
Interest Rate Swaps                                         Amount           Date           Value     Gain (Loss)
------------------------------------------------------------------------------------------------------------------
June 30, 2001                                          $       819          2001-06          $ (16)      $ (1)
June 30, 2000                                          $     1,880          2000-06          $  (1)      $ (1)

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at June 30, 2001 and 2000 was $13 million and $(18) million, respectively; which represents the amount CMS Energy would receive or (pay) upon settlement. The impacts of the hedges of the net investments in foreign operations are reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the first six months of 2001, the adjustment for hedging was $6 million of the total net foreign currency translation adjustment of $(47) million. As a result of exchange rate variations, CMS Energy recognized approximately $3 million in earnings during the second quarter of 2001 as a result of hedges for US dollar denominated debt that did not qualify as net investment hedges, and consequently, were marked-to-market through earnings. This gain appears on the Consolidated Statements of Income in Other Income (Deductions).

Foreign exchange contracts outstanding as of June 30, 2001 had a total notional amount of $469 million. Of this amount, $398 million was related to CMS Energy's investment in Argentina. The Argentine contracts mature at various times during 2001 and 2002. In addition, $50 million of the foreign exchange contracts are related to investments in Brazil and mature in July 2001. The contracts for the Australian investments have a notional amount of $21 million maturing in July 2001.

The notional amount of the outstanding foreign exchange contracts at June 30, 2000 was $370 million consisting of $25 million, $150 million and $195 million for Australian, Brazilian and Argentine, respectively.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of June 30, 2001 and 2000 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except as shown below, approximate fair value.


                                     CMS-41

                                                          CMS Energy Corporation


                                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
As of June 30                                         2001                                  2000
------------------------------------------------------------------------------------------------------------------
                                       Carrying       Fair      Unrealized     Carrying     Fair       Unrealized
                                          Cost       Value      Gain (Loss)       Cost      Value      Gain (Loss)
------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                       $7,193     $7,011        $ (182)       $6,918     $6,521         $(397)
Preferred Stock and
  Trust Preferred Securities             $1,258     $1,209        $  (49)       $1,163     $1,065         $ (98)


(a) Settlement of long-term debt is generally not expected until maturity.

6: REPORTABLE SEGMENTS

CMS Energy operates principally in the following seven reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission; marketing, services and trading; and international energy distribution.

CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the pretax operating income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. The oil and gas exploration and production segment conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Powder River Basin in Wyoming and in the countries of Cameroon, Congo, Colombia, Equatorial Guinea, Tunisia and Venezuela. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. International energy distribution is involved in purchasing, investing in and operating gas and electric distribution systems worldwide. Revenues from a land development business fall below the quantitative thresholds for reporting and have never met any of the quantitative thresholds for determining reportable segments.

The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies contained in CMS Energy's 2000 Form 10-K. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated pretax operating income by segment. There have not been any material changes in assets during the first six months of 2001 at any of the segments.

7: LEASES

On April 23, 2001 Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building.



                                     CMS-42

                                                          CMS Energy Corporation



The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at inception of the lease, under this non-cancelable operating lease would be approximately be $5 million each year from 2003 through 2007 and $52 million thereafter. Actual lease payments will depend upon final total construction costs and LIBOR rates.




                                     CMS-43

                                                          CMS Energy Corporation




                      (This page intentionally left blank)





                                     CMS-44

                    Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income and common stockholders' equity for the three-month and six-month periods then ended and related consolidated statements of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/ Arthur Andersen LLP

Detroit, Michigan,
     July 31, 2001.



                                     CMS-45

                                                    Consumers Energy Corporation


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

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                  2001              2000           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 33              $ 24              $ 9
Six months ended                                                          131               109               22
================================================================================================================

For the three months ended June 30, 2001, net income available to the common stockholder increased $9 million from the 2000 level. The earnings increase is primarily the result of the absence of a $45 million regulatory obligation related to gas prices recorded in the second quarter of 2000, partially offset by higher current year replacement power costs from scheduled generating plant outages and reduced electric deliveries reflecting the economic slowdown. The Palisades generating plant began an unscheduled outage at the end of the second quarter. While this outage did not materially affect second quarter results, it is anticipated that the plant will not be returned to service until the fourth quarter and that the continuing outage will have a material effect on third quarter results. For the six months ended June 30, 2001, net income increased $22 million from the comparable period in 2000 also the result of the $45 million gas regulatory obligation referenced above, partially offset by scheduled electric generating plant outages and reduced economic related electric deliveries. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

                                                    Consumers Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
June 30                                                                  2001              2000             Change
------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 83             $ 109              $ (26)
Six months ended                                                          218               224                 (6)
==================================================================================================================

For the three months ended June 30, 2001, electric pretax operating income decreased $26 million from the comparable period in 2000. The earnings decrease is the result of increased replacement power costs from scheduled plant outages and reduced electric deliveries resulting from the economic slowdown. For the six months ended June 30, 2001, electric pretax operating income decreased $6 million from the comparable period in 2000. The earnings decrease also reflects the impact of increased costs of replacement purchased power from plant outages and reduced electric deliveries resulting from the economic slowdown. The following table quantifies these impacts on pretax operating income:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                             Three Months             Six Months
                                                                            Ended June 30          Ended June 30
Change Compared to Prior Year                                                2001 vs 2000           2001 vs 2000
----------------------------------------------------------------------------------------------------------------
Electric system deliveries                                                           $ (2)                   $ 1
Power supply costs and related production revenue                                     (31)                    (2)
Rate decrease                                                                          (6)                   (19)
Non-commodity revenue                                                                   4                     10
Other operating expenses                                                                9                      4
                                                                                    ----------------------------

Total change                                                                        $ (26)                  $ (6)
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2001, electric deliveries including intersystem volumes were 9.3 billion kWh, a decrease of 0.8 billion kWh or 8.0 percent compared to the second quarter of 2000. Total electric deliveries decreased primarily due to lower industrial usage and lower intersystem sales caused by plant outages which reduced the opportunity to sell excess capacity. For the six months ended June 30, 2001, electric deliveries were 19.3 billion kWh, a slight decrease from the corresponding 2000 period. Total electric deliveries decreased due to lower intersystem sales and less usage by industrial and special contract customers.

POWER SUPPLY COSTS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 305             $ 294            $ 11
Six months ended                                                           606               594              12
================================================================================================================

For the three and six months ended June 30, 2001, power supply costs increased $11 million and $12 million, respectively, from the comparable period in 2000, primarily due to higher interchange power purchases.

                                                    Consumers Energy Corporation

GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 17             $ (28)            $ 45
Six months ended                                                           82                35               47
================================================================================================================

For the three months ended June 30, 2001, gas pretax operating income increased by $45 million. The earnings increase is primarily the result of the absence of a $45 million regulatory obligation related to gas prices recorded in the second quarter of 2000. For the six months ended June 30, 2001, gas pretax operating income increased by $47 million, primarily the result of the regulatory obligation discussed for the second quarter above and increased gross margins. The improvement in gross margin reflects higher deliveries to sales customers due to colder temperatures during the heating season, partially offset by lower transport deliveries due to economic conditions. The following table quantifies these impacts on pretax operating income.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                             Three Months             Six Months
                                                                            Ended June 30          Ended June 30
Change Compared to Prior Year                                                2001 vs 2000           2001 vs 2000
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                      $  (2)                 $   8
Gas commodity costs and related revenue                                                44                     42
Gas wholesale and retail services                                                       2                      5
Other operating expenses                                                                1                     (8)
                                                                                    -----                  -----

Total change                                                                        $  45                  $  47
================================================================================================================

GAS DELIVERIES: For the three months ended June 30, 2001, gas system deliveries, including miscellaneous transportation volumes totaled 57 bcf, a decrease of 9 bcf or 14.1 percent compared with 2000. During the second quarter of 2001, the decreased deliveries reflect warmer temperatures, and a reduction in demand due to economic factors. For the six months ended June 30, 2001, gas system deliveries, including miscellaneous transportation totaled 217 bcf, a decrease of 10 bcf or 4.8 percent compared with 2000.

COST OF GAS SOLD:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
June 30                                                                   2001              2000          Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 141            $  95            $  46
Six months ended                                                           490              390              100
================================================================================================================

For the three months ended June 30, 2001, the cost of gas sold increased due to higher gas prices. During the second quarter of 2001, these higher gas costs were partially offset by decreased sales from warmer than normal temperatures. For the six months ended June 30, 2001, higher gas prices through the first two quarters and colder than normal temperatures contributed to the increased cost of gas sold.

                                                    Consumers Energy Corporation

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers derives cash from operating activities involving the sale and transportation of natural gas and the generation, transmission, distribution and sale of electricity. For the first six months of 2001 and 2000, cash from operations totaled $379 million and $367 million, respectively. The $12 million increase resulted primarily from a $141 million increase in cash collected from customers and by a net $24 million of other temporary changes in working capital items due to timing of cash receipts and payments, offset by a $153 million use of cash to increase natural gas inventories. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

INVESTING ACTIVITIES: Cash used for investing activities totaled $395 million and $293 million for the first six months of 2001 and 2000, respectively. The change of $102 million is primarily the result of a $112 million increase in capital expenditures, primarily to comply with the Clean Air Act, offset by a $16 million decrease in the investment in nuclear decommissioning trust fund.

FINANCING ACTIVITIES: Cash provided by financing activities totaled $9 million for the first six months of 2001 compared to $82 million used in the first six months of 2000. The change of $91 million is primarily the result of $121 million net proceeds from the sale of Trust Originated Preferred Securities, a decrease of $13 million in the payment of common stock dividends, offset by a $44 million net decrease in notes payable.

OTHER: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about these source of funds, see Note 3, Short-Term Financing and Capitalization.

On April 23, 2001, Consumers Campus Holdings, LLC, a wholly owned subsidiary of Consumers, entered into a $70 million operating lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. The seven-year agreement, with payments commencing upon completion of construction, includes options to renew the lease, purchase the property under the lease, or return the property at the end of the lease term and assist the lessor in remarketing the building. Lease payments will be determined based on LIBOR rates and the total cost of the construction, which is projected to be completed on or before March 2003. For further information on the lease agreement, see Note 4, Leases.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments over the next three years. Consumers prepares these estimates for planning purposes and may revise them.

                                                    Consumers Energy Corporation


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2001         2002         2003
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $653         $656         $600
Nuclear fuel lease                                                                  16           27            0
Capital leases other than nuclear fuel                                              26           27           25
                                                                                 -------------------------------

                                                                                  $695         $710         $625
================================================================================================================

Electric utility operations (a)(b)                                                $550         $535         $460
Gas utility operations (a)                                                         145          175          165
                                                                                 -------------------------------

                                                                                  $695         $710         $625
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

Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry, and the House of Representatives passed a bill in the current session of Congress.
These federal bills could potentially affect or supercede state regulation; however, none have been enacted.

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

NUCLEAR MATTERS: There are a number of issues related to nuclear matters that may affect Consumers' business. In June 2001, an unplanned outage began at Palisades that will affect power costs. The plant is expected to be restarted in the fourth quarter. Until it completes an inspection of Palisades' control rod drive system piping and determines a definitive plan for repair or replacement of any flaws, however, Consumers cannot make any assurances as to factors that may affect the date on which the plant will return to service. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of NMC; and 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; d) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; e) the effect of the transfer of Consumers transmission facilities to Michigan Transco and its successful disposition or integration into an RTO; f) the MPSC adoption of proposed electric distribution performance standards requiring customer credits for prolonged outages; and g) the power outage at Palisades and the incremental cost of replacement power and maintenance. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

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

                                                    Consumers Energy Corporation

incur financing costs on these natural gas purchases that are higher than are being recovered in current rates.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program for all gas retail customers; 4) any initiatives undertaken to protect customers against gas price increases; and 5) market and regulatory responses to increases in gas costs. For detailed information about these uncertainties, see Note 2, Uncertainties, incorporated by reference herein.

OTHER OUTLOOK

Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separated from future rates and the services could be provided by an approved third party. Consumers was directed to make this filing in connection with its June, 2001 request for a gas service rate increase.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in Consumers accounting for any future business combinations under the purchase method of accounting, but not change the method of accounting used in previous business combinations.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the standard. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. Upon adoption, Consumers will no longer amortize its existing goodwill. Consumers does not expect that the provisions of SFAS No. 142 will have a material impact on Consumers' consolidated results of operations of financial position.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the

                                                    Consumers Energy Corporation

related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices in which Consumers holds less than a 20 percent interest. Consumers' derivative activities are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that an opposite movement of the value of the hedged risk would offset any losses incurred on derivative instruments used to hedge that risk. Consumers enters into all derivative financial instruments for purposes other than trading.

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

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At June 30, 2001 and 2000, a hypothetical 10 percent adverse change in market price would have resulted in a $10 million and $9 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of June 30, 2001 and 2000, Consumers had outstanding $995 million and $975 million of variable-rate debt, respectively. Assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings, before tax, would be $4 million and $7 million at June 30, 2001 and 2000, respectively. As of June 30, 2001, Consumers had entered into floating-to-fixed interest rate swap agreements for a total notional amount of $225 million. These swaps exchange variable-rate interest payment obligations to fixed-rate obligations to minimize the impact of potential adverse interest rate changes. As of June 30, 2001 and 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.283 billion and $2.061 billion,

                                                    Consumers Energy Corporation

respectively, with a fair value of $2.456 billion and $1.934 billion, respectively. As of June 30, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $124 million and $130 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows. For further discussion, see Note 3, Short-Term Financings and Capitalization, "Derivative Activities".

COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas fuel call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

At June 30, 2001, the fair value based on quoted future market prices of electricity-related option and swap contracts was $33 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $6 million. As of June 30, 2001, Consumers had an asset of $122 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid. For further discussion on commodity derivatives see "Derivative Activities" under
Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
JUNE 30                                                            2001         2000           2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                      $   624      $   647         $1,289       $1,287
  Gas                                                               239          148            779          623
  Other                                                              10           13             24           24
                                                              --------------------------------------------------
                                                                    873          808          2,092        1,934
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     77           85            148          146
    Purchased power - related parties                               126          143            244          290
    Purchased and interchange power                                 102           66            214          158
    Cost of gas sold                                                141           95            490          390
    Other                                                           159          146            300          264
                                                                ------------------------------------------------
                                                                    605          535          1,396        1,248
  Maintenance                                                        50           44            106           92
  Depreciation, depletion and amortization                           67           93            171          216
  General taxes                                                      43           44             98           99
                                                               -------------------------------------------------
                                                                    765          716          1,771        1,655
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                                           83          109            218          224
  Gas                                                                17          (28)            82           35
  Other                                                               8           11             21           20
                                                               -------------------------------------------------
                                                                    108           92            321          279
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                              2            2              4            5
  Accretion income                                                    -            1             --            1
  Accretion expense                                                  (2)          (2)            (4)          (4)
  Other, net                                                          1            1              2            3
                                                               -------------------------------------------------
                                                                      1            2              2            5
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                         37           35             76           69
  Other interest                                                     12           10             20           18
  Capitalized interest                                               (2)          --             (4)          --
                                                               -------------------------------------------------
                                                                     47           45             92           87
----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                       62           49            231          197
INCOME TAXES                                                         19           16             81           69
                                                               -------------------------------------------------

NET INCOME                                                           43           33            150          128
PREFERRED STOCK DIVIDENDS                                            --           --              1            1
PREFERRED SECURITIES DISTRIBUTIONS                                   10            9             18           18
                                                               -------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                      $    33      $    24        $   131      $   109
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                SIX MONTHS ENDED
JUNE 30                                                                                    2001             2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $   150            $ 128
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $19 respectively)                                       171              216
        Accounts Receivable                                                                 200               59
        Deferred income taxes and investment tax credit                                      29              (22)
        Capital lease and other amortization                                                 14               15
        Regulatory obligation - gas choice                                                  (16)              45
        Undistributed earnings of related parties                                           (23)             (21)
        Inventories                                                                         (95)              58
        Changes in other assets and liabilities                                             (51)            (111)
                                                                                        ------------------------

          Net cash provided by operating activities                                         379              367
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (345)            (233)
  Cost to retire property, net                                                              (55)             (45)
  Investment in Electric Restructuring Implementation Plan                                   (6)             (13)
  Investments in nuclear decommissioning trust funds                                         (3)             (19)
  Proceeds from nuclear decommissioning trust funds                                          14               17
                                                                                        ------------------------

          Net cash used in investing activities                                            (395)            (293)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of common stock dividends                                                         (96)            (109)
  Preferred securities distributions                                                        (18)             (18)
  Payment of capital lease obligations                                                      (13)             (14)
  Payment of preferred stock dividends                                                       (1)              (1)
  Retirement of bonds and other long-term debt                                               (1)              (1)
  Increase (decrease) in notes payable, net                                                  17               61
  Proceeds from preferred securities                                                        121               --
                                                                                        ------------------------

          Net cash provided by (used in) financing activities                                 9              (82)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               (7)              (8)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     21               18
                                                                                        ------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                      $    14           $   10
================================================================================================================

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                                            $    76           $   78
  Income taxes paid (net of refunds)                                                         36               76
Non-cash transactions
  Nuclear fuel placed under capital lease                                               $    12           $    3
  Other assets placed under capital leases                                                   10                7
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
The accompanying condensed notes are an integral part of these statements.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                        JUNE 30                         JUNE 30
                                                                                 2001     DECEMBER 31            2000
                                                                          (UNAUDITED)            2000     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                                          In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                     $7,482          $7,241          $7,073
  Gas                                                                           2,539           2,503           2,497
  Other                                                                            17              23              25
                                                                             ----------------------------------------
                                                                               10,038           9,767           9,595
  Less accumulated depreciation, depletion and amortization                     5,847           5,768           5,776
                                                                             ----------------------------------------
                                                                                4,191           3,999           3,819
  Construction work-in-progress                                                   344             279             297
                                                                             ----------------------------------------
                                                                                4,535           4,278           4,116
---------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                              76              86             111
  First Midland Limited Partnership                                               253             245             246
  Midland Cogeneration Venture Limited Partnership                                295             290             261
                                                                             ----------------------------------------
                                                                                  624             621             618
---------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market           14              21              10
  Accounts receivable and accrued revenue, less allowances
    of $3, $3 and $3, respectively                                                 74             225              36
  Accounts receivable - related parties                                            63             111              70
  Inventories at average cost
    Gas in underground storage                                                    359             271             153
    Materials and supplies                                                         71              66              64
    Generating plant fuel stock                                                    48              46              48
  Prepaid property taxes                                                          101             136              99
  Regulatory assets                                                                19              19              30
  Deferred income taxes                                                            --               2              --
  Other                                                                             5              13               8
                                                                             ----------------------------------------
                                                                                  754             910             518
---------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                          710             709              --
    Postretirement benefits                                                       220             232             325
    Abandoned Midland Project                                                      12              22              35
    Unamortized nuclear costs                                                      --               6             490
    Other                                                                          91              87             119
  Nuclear decommissioning trust funds                                             594             611             612
  Other                                                                           315             297             205
                                                                              ---------------------------------------
                                                                                1,942           1,964           1,786
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $7,855          $7,773          $7,038
=====================================================================================================================

                                                        Consumers Energy Company

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 JUNE 30                         JUNE 30
                                                                            2001     DECEMBER 31            2000
                                                                     (UNAUDITED)            2000     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          646             646             645
    Revaluation capital                                                       16              33              19
    Retained earnings since December 31, 1992                                541             506             485
                                                                        ----------------------------------------
                                                                           2,044           2,026           1,990
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      520             395             395
  Long-term debt                                                           2,098           2,110           2,008
  Non-current portion of capital leases                                       51              49              85
                                                                        ----------------------------------------
                                                                           4,757           4,624           4,522
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       251             231              86
  Notes payable                                                              328             403             275
  Accounts payable                                                           274             254             175
  Accrued taxes                                                              179             247             161
  Notes payable - related parties                                             92               -               -
  Accounts payable - related parties                                          71              67              69
  Deferred income taxes                                                       20               -               1
  Other                                                                      263             253             214
                                                                         ---------------------------------------
                                                                           1,478           1,455             981
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      704             716             646
  Postretirement benefits                                                    307             366             402
  Regulatory liabilities for income taxes, net                               264             246              82
  Deferred investment tax credit                                             106             109             121
  Other                                                                      239             257             284
                                                                         ---------------------------------------
                                                                           1,620           1,694           1,535
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $7,855          $7,773          $7,038
================================================================================================================

(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
JUNE 30                                                            2001         2000           2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period (a)                            $   841      $   841        $   841      $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning and end of period                                    646          645            646          645
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                           28           12             33           37
    Unrealized gain (loss) on investments (b)                        (2)           7             (7)         (18)
                                                              ---------------------------------------------------
    At end of period                                                 26           19             26           19

  Derivative Instruments
    At beginning of period (c)                                        1           --             21           --
    Unrealized gain (loss) on derivative instruments (b)            (11)          --            (24)          --
    Reclassification adjustments included in net income (b)          --           --             (7)          --
                                                            ----------------------------------------------------
    At end of period                                                (10)          --            (10)          --
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            538          491            506          485
  Net income                                                         43           33            150          128
  Cash dividends declared- Common Stock                             (30)         (30)           (96)        (109)
  Cash dividends declared- Preferred Stock                            -            -             (1)          (1)
  Preferred securities distributions                                (10)          (9)           (18)         (18)
                                                                ------------------------------------------------
    At end of period                                                541          485            541          485
----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                $2,044       $1,990         $2,044       $1,990
================================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:

     Revaluation capital
       Investments
         Unrealized gain (loss) on investments, net of tax of
           $1, $(4), $4 and $10, respectively                    $   (2)      $    7         $   (7)      $  (18)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $6, $- , $13 and $-, respectively          (11)          --            (24)          --
         Reclassification adjustments included in net income,
           net of tax of $-, $-, $4  and $- , respectively           --           --             (7)          --

     Net income                                                      43           33            150          128
                                                                ------------------------------------------------

     Total Comprehensive Income                                 $    30      $    40        $   112      $   110
                                                                ================================================

(c) Six Months Ended 2001 is the cumulative effect of change in accounting principle, net of $(11) tax (Note 1)

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                    Consumers Energy Corporation

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

In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of June 30, 2001, Consumers had a net investment in energy supply facilities of $1.277 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

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

                                                    Consumers Energy Corporation

RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS: Consumers' derivative activities are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate debt or commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Consumers and its subsidiaries use derivative instruments, including swaps and options, as hedges to manage exposure to variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. To qualify for hedge accounting, the hedging relationship must be formally documented, be highly effective in achieving offsetting cash flows of the hedged risk, and the forecasted transaction must be probable. If a derivative instrument is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. Consumers considers the risk of nonperformance by the counterparties remote. For further discussion see "Derivative Activities" under
Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financing and Capitalization, "Derivative Activities".

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Effective January 1, 2001, Consumers adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted. SFAS No. 133 requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. This standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon mathematical models using current and historical pricing data.

Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception under the standard, and therefore, are not subject to derivative accounting. Consumers does, however, use certain contracts that qualify as derivative instruments to limit its exposure to electricity and gas commodity price risk and interest rate risk.

Upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, cumulative effect adjustment as an increase to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue, respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $12 million as a reduction to cost of gas for the six months ended June 30, 2001.

Upon initial adoption of the standard, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to bookouts remained uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133, and therefore, did not record these contracts on the balance sheet at fair

                                                    Consumers Energy Corporation

value. In June 2001, the FASB issued guidance that effectively resolved most of these matters as of July 1, 2001. Consumers is in the process of evaluating all of its option and option-like contracts in order to determine if derivative accounting is required. Consumers expects the majority of these contracts will qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts will be required to be accounted for as derivatives. Upon initial adoption of the standard for these contracts requiring derivative accounting, Consumers will record the difference between the current fair value of the contract and the recorded book value of the contract as a cumulative effect type adjustment to either accumulated other comprehensive income or to earnings depending on certain criteria. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133, and therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The preliminary estimated financial statement impact of recording the SFAS No. 133 transition adjustment associated with these derivatives on July 1, 2001 is immaterial.

In addition, as of July 1, 2001, derivative accounting for certain fuel supply contracts with quantity variability remained unclear. Consumers believes that its contracts qualify for the normal purchase exception of SFAS No. 133 and has therefore not recorded these contracts on the balance sheet at fair value. The ultimate financial statement impact of adopting SFAS No. 133 depends upon clarification of this issue with the FASB and could be materially different than stated above.

For further discussion of derivative activities, see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financings and Capitalization.

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

In 1997, the EPA introduced new regulations regarding nitrogen oxide and particulate-related emissions that were the subject of litigation. The United States Supreme Court recently found that the EPA has power to revise the standards but found that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures. The estimated cost to Consumers would be between $470 million and $560 million, calculated in year 2001 dollars. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004.

Consumers may need an additional amount of between $300 million and $520 million of capital expenditures to comply with the new mercury and small particulate standards sometime after 2004 if those standards become effective.

Beginning January 2004, an annual return of and on these capital expenditures above depreciation levels are expected to be recoverable, subject to an MPSC prudence hearing, in future rates.

These and other required environmental expenditures may have a material adverse effect upon our financial condition and results of operations.

                                                    Consumers Energy Corporation

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of June 30, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test which may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8)allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of December 2000, Consumers spent $13 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $24 million in 2001 and 2002, unless Consumers transfers its transmission facilities to a FERC-approved RTO or to an independent transmission owner.

In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final order, respectively, authorizing Consumers to securitize approximately $470 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Cost savings from Securitization depend upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. These savings will only be determined once the Securitization bonds are issued and will offset the majority of the revenue impact of the five percent residential rate reduction, $51 million on an annual basis, that Consumers was required to implement by the Customer Choice Act. The order directs Consumers to apply any cost savings in excess of the five percent residential

                                                    Consumers Energy Corporation

rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. In a subsequent order, the MPSC confirmed that Consumers could recover the five percent residential rate reduction's effect on revenues lost from the date of the financing order. Consumers estimates that the disallowed portion of revenue recovery relating to the year 2000 five percent residential rate reduction reduced its operating earnings by $22 million in 2000. Consumers, and its special purpose subsidiary formed to issue the bonds, will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a Securitization charge and a tax charge. These charges are subject to an annual true-up until one year prior to the last expected maturity date of the Securitization bonds and no more than quarterly thereafter. The MPSC's order will not increase current electric rates for any of Consumers' tariff customers.

In January 2001, Consumers accepted the MPSC's final financing order. The MPSC's decisions were appealed by the Attorney General of Michigan. In July 2001, the Michigan Court of Appeals issued a unanimous opinion that affirmed the MPSC order. Although Consumers cannot make any assurances, Consumers does not believe that the Attorney General will appeal the decision of the Michigan Court of Appeals to the Michigan Supreme Court.

Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. The amortization will be reestablished later, after the Securitization bond sale, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. Ultimately, sale of Securitization bonds will be required to offset the majority of the revenue impact of the rate reduction over the term of the bonds.

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

In a pending case before the Court of Appeals, ABATE and the Attorney General each appealed an August 1999 order in which the MPSC found that it had jurisdiction to approve rates, terms and conditions for electric retail wheeling, also known as electric customer choice, if a utility voluntarily chooses to offer that service. The Court of Appeals, based upon the voluntary mutual agreement of the parties, has dismissed this appeal. This matter is now closed.

POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2001, 2002, and 2003, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of June

                                                    Consumers Energy Corporation

2001, alternative electric service providers are providing service to 75 MW of retail open access requirements. In June 2001, an unscheduled plant outage commenced at Palisades that will affect future power costs. Consumers has secured additional power and expects to have sufficient power to meet its customers needs. For further information, refer to the "Nuclear Matters" section of this note.

To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. As of June 30, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts covering the estimated reserve margin requirements for summer 2001, and partially covering the estimated reserve margin requirements for summers 2002 through 2008, at a recognized cost of $134 million, of which $61 million pertains to 2001.

In 1996, as a result of efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies jointly operate the MEPCC. Detroit Edison and Consumers negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long term financial impact of terminating these joint merchant operations with Detroit Edison.

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

                                                    Consumers Energy Corporation

In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and Michigan Transco in a Michigan circuit court. The suit seeks to prevent the sale or transfer of transmission assets without first binding a successor to honor the municipal agencies' ownership interests and, contractual rights that preceded the transfer of the transmission assets to Michigan Transco. Consumers and Michigan Transco believe the lawsuit is without merit and intend to vigorously defend against it.

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

In March 2000 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $30 million and $25 million, incurred in 1999 and 2000, respectively. In July 2001, Consumers received a final order that granted recovery of $25 million of restructuring implementation costs for 1999. The MPSC disallowed recovery of $5 million, based upon a conclusion that this amount did not represent incremental costs. The MPSC also ruled that it reserved the right to undertake another review of the total 1999 restructuring implementation costs depending upon the progress and success of the retail open access program. In addition, the MPSC ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. Consumers expects to receive a final order for the 2000 cost in early 2002. Consumers believes these costs are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

Also in July 2001, Consumers received an order from the MPSC that proposed electric distribution performance standards applicable to electric distribution companies operating in Michigan. The proposed performance standards would establish standards related to outage restoration, safety, and customer relations. Failure to meet the proposed performance standards would result in customer credits. Consumers in is the process of reviewing the order and preparing comments for submission to the MPSC. Consumers cannot predict the outcome of the proposed performance standards.

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

                                                    Consumers Energy Corporation

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
June 30                                                                                        2001           2000
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                         $21            $20
Income taxes and other                                                                            7              6
------------------------------------------------------------------------------------------------------------------

Net income                                                                                      $14            $14
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

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. At June 30, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the 1992 loss totaled $41 million and $63 million, respectively. In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

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

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court

                                                    Consumers Energy Corporation

granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and ordered the case against the MPSC dismissed. The 6th Circuit found that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the 6th Circuit's order.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2001, Consumers has a recorded liability to the DOE of $133 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, is currently conducting supplemental inspections to oversee the Palisades unplanned outage which is discussed in more detail below.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The nature of the current Palisades outage, however, is not likely to be an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $12.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection

                                                    Consumers Energy Corporation

program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's screening criteria for reactor vessel embrittlement at Palisades will not be reached until 2014. On December 14, 2000, the NRC issued an amendment revising the operating license for Palisades extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC took place in May 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. The ultimate financial impact of Consumers' participation in NMC is uncertain.

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. Consumers expanded its inspection to include all similar control rod drive system piping, and is still in the process of completing the expanded inspection. As of early August 2001, Consumers had identified some additional small flaws. At the completion of the inspection process, Consumers will implement the appropriate repairs or replacements. The plant is not expected to return to service until the fourth quarter. Until it completes the inspection and determines a definitive plan for repair or replacement, however, Consumers cannot make any assurances as to factors that may affect the date on which the plant will return to service. The incremental cost of replacement power and maintenance is currently estimated to be approximately $80 million if the Palisades' restart date occurs in mid-November 2001, with further incremental costs of approximately $12 million to $15 million for each month thereafter. Consumers expects to have sufficient power at all times to meet its load requirements from its other plants or purchase arrangements.

CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $550 million for 2001, $535 million for 2002, and $460 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. Upon initial adoption of SFAS No. 133, accounting for these contracts was uncertain. Consumers has accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133, and has therefore not recorded the fair value of these contracts on the balance sheet. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers is in the process of evaluating all of its option and option-like contracts in order to determine if derivative accounting is required. Consumers expects the majority of these contracts will qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts will be required to be accounted for as derivatives. Upon initial adoption of the standard for these contracts requiring derivative accounting, Consumers will record the difference between the current fair value of the contract and the recorded book value of the contract as a cumulative effect type adjustment to either accumulated other comprehensive income or to earnings depending on certain criteria. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133, and therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The preliminary estimated financial statement impact of recording the SFAS No. 133 transition adjustment associated with these derivatives on July 1, 2001 is immaterial.

Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price

                                                    Consumers Energy Corporation

risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges, and therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of June 30, 2001. At June 30, 2001, Consumers had a derivative liability with a fair value of $1 million, which includes $.5 million of premiums paid for these contracts. These contracts expire in 2001, and Consumers expects to reclassify a $1 million decrease in fair value to earnings as an increase to power costs in 2001, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the total costs to be between $82 million and $113 million. These estimates are based on discounted 2001 costs. As of June 30, 2001, Consumers has an accrued liability of $62 million, (net of expenditures incurred to date and net of any insurance recoveries), and a regulatory asset of $71 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. Consumers defers and amortizes, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. The MPSC allows Consumers to recover $1 million annually.

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

In June 2001, Consumers filed an application with the MPSC seeking its first gas service rate increase in 17 years. If approved, the request would add about $6.50 per month, or about 10%, to the typical residential customer's average monthly bill. Consumers is seeking a 12.25% authorized return on equity along with a $140 million gas service rate increase. Contemporaneously with this filing, Consumers has requested partial and immediate relief in the amount of $34.5 million.

As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to exceed a ceiling price of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook since Consumers charges customers what it

                                                    Consumers Energy Corporation

pays for natural gas in the reconciliation process. Consumers initiated the negotiations in December 2000, requesting a ceiling price of $5.69 per mcf. The settlement reflects the decreasing prices in the natural gas market. The settlement does not affect Consumers' June 2001 request to the MPSC for the gas service rate increase. The MPSC also approved a methodology to adjust for market price increases quarterly without returning to the MPSC for approval.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: Consumers estimates gas capital expenditures, including new lease commitments, of $145 million for 2001, $175 million for 2002, and $165 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

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

3: SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At June 30, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $25 million and $800 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively. Additionally, Consumers had remaining FERC authorization to issue $275 million of first mortgage bonds to be issued solely as security for the long-term securities mentioned above.

SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2001, a total of $328 million was outstanding at a weighted average interest rate of 4.6 percent, compared with $275 million outstanding at June 30, 2000, at a weighted average interest rate of 7.8 percent.

Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2001 and 2000, receivables sold under the program totaled $299 million and $283 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

                                                    Consumers Energy Corporation

the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                          Earliest
Trust and Securities                              Rate          Amount Outstanding      Maturity        Redemption
------------------------------------------------------------------------------------------------------------------
                                                         June 30      December 31   June 30
                                                            2001             2000     2000
------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%     $100             $100     $100    2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%      120              120      120    2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%      175              175      175    2029            2004
Consumers Energy Company Financing IV,
  Trust Originated Preferred Securities           9.00%      125               --       --    2031            2006
                                                            ------------------------------

Total                                                       $520             $395     $395
==================================================================================================================

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $408 million of unrestricted retained earnings available to pay common dividends at June 30, 2001. In January 2001, Consumers declared a $66 million common dividend that was paid in February 2001, in April 2001, Consumers declared a $30 million common dividend paid in May 2001, and in July 2001, Consumers declared a $39 million common dividend payable in August 2001.

DERIVATIVE ACTIVITIES: Consumers uses interest-rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. These swaps fix the interest rate on $225 million of variable rate debt, and expire at varying times from June through December 2002. As of June 30, 2001, these interest rate swaps had a negative fair value of $4 million.

4: LEASES

On April 23, 2001 Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at inception of the lease, under this non-cancelable operating lease would be

                                                    Consumers Energy Corporation

approximately be $5 million each year from 2003 through 2007 and $52 million thereafter. Actual lease payments will depend upon final total construction costs and LIBOR rates.

                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income and common stockholder's equity for the three-month and six-month periods then ended and related consolidated statements of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/ Arthur Andersen LLP

Detroit, Michigan,
   July 31, 2001.

                                             Panhandle Eastern Pipe Line Company





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


RESULTS OF OPERATIONS


NET INCOME:
                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
June 30                                                                  2001               2000             Change
--------------------------------------------------------------------------------------------------------------------

Three Months Ended                                                        $11                 $9                 $2
Six Months Ended                                                          $48                $41                 $7

====================================================================================================================

For the three months ended June 30, 2001, net income was $11 million, up $2 million from the same period in 2000. Total natural gas transportation volumes delivered for the three months ended June 30, 2001 decreased 2 percent from 2000 primarily due to decreased transportation volumes for Panhandle Eastern Pipe Line. For the six months ended June 30, 2001, net income was $48 million, up $7 million from the same period in 2000. Total natural gas transportation volumes delivered for the six months

                                             Panhandle Eastern Pipe Line Company

ended June 30, 2001 increased 3 percent from 2000 primarily due to the addition of Sea Robin in March 2000, see Note 1, Corporate Structure.

Revenues for the three month and six month periods ended June 30, 2001 increased $10 million and $29 million, respectively, from the corresponding periods in 2000 due primarily to increased LNG terminalling revenues.

Operating expenses for the three months ended June 30, 2001 increased $6 million from the corresponding period in 2000 due primarily to higher fuel costs, including a $3 million lower of cost or market adjustment to the company's current system gas inventory. Operating expenses for the six months ended June 30, 2001 increased $15 million from the corresponding period in 2000 due primarily to higher fuel costs, and increased expenses for six months in 2001 for Sea Robin versus four months in 2000 (see Note 1, Corporate Structure), and general taxes.

Interest charges for the three months ended June 30, 2001 decreased $1 million from the corresponding period in 2000 primarily due to capitalized interest. Interest charges for the six months ended June 30, 2001 increased $1 million from the corresponding period in 2000 primarily due to interest on the additional debt incurred by Panhandle at the end of the first quarter of 2000 to finance the acquisition of Sea Robin.



PRETAX OPERATING INCOME:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                            Three Months                  Six Months
                                                                           Ended June 30               Ended June 30
Change Compared to Prior Year                                               2001 Vs 2000                2001 Vs 2000
--------------------------------------------------------------------------------------------------------------------

Reservation revenue                                                                 $ (1)                     $ (12)
LNG terminalling revenue                                                              12                         36
Commodity revenue                                                                      1                          7
Other revenue                                                                         (2)                        (2)
Operation and maintenance                                                             (6)                       (12)
Depreciation and amortization                                                          -                         (1)
General taxes                                                                          -                         (2)
                                                                ----------------------------------------------------

Total Change                                                                        $  4                      $  14
====================================================================================================================


OUTLOOK

CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. In addition, CMS Energy is pursuing structured financings of several of its assets, including its Lake Charles, Louisiana, LNG receiving facility. By providing additional transportation, storage and other asset-based, value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy is in the process of converting certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products, such as gasoline and is participating in a 150-mile natural gas pipeline venture from Illinois

                                             Panhandle Eastern Pipe Line Company


to Wisconsin to meet the needs of those significantly growing markets. Panhandle continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers. In May 2001, Trunkline LNG signed an agreement with BG Group of the United Kingdom which provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at Trunkline LNG's facility.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cashflows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be shorter duration, which may increase revenue volatility; 3) the impact of future rate cases, if any, for any of Panhandle's regulated operations; 4) current initiatives for additional federal rules and legislation regarding pipeline safety; 5) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; and
6) construction and market risks associated with Panhandle's investment in the liquids pipeline business through the Centennial Pipeline venture.

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

NEW ACCOUNTING RULES

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 effective July 1, 2001 will result in Panhandle accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the standard. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. Panhandle is currently studying the effects of the new standard. At June 30, 2001 goodwill was approximately $723 million and goodwill amortization was approximately $5 million and $10 million for the three months and six months ended June 30, 2001, respectively.

                                             Panhandle Eastern Pipe Line Company



In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Panhandle is currently studying the new standard but has yet to quantify the effects of the new standard.

                                             Panhandle Eastern Pipe Line Company

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)





                                                             Three Months Ended June 30             Six Months Ended June 30
                                                               2001              2000               2001               2000
                                                         -----------------  ----------------   ----------------   ----------------
OPERATING REVENUE
        Transportation and storage of natural gas                    $ 92              $ 92              $ 212              $ 217
        LNG terminalling revenue                                       21                 9                 49                 13
        Other                                                           2                 4                  9                 11
                                                         -----------------  ----------------   ----------------   ----------------
            Total operating revenue                                   115               105                270                241
                                                         -----------------  ----------------   ----------------   ----------------

OPERATING EXPENSES
        Operation and maintenance                                      55                49                105                 93
        Depreciation and amortization                                  16                16                 33                 32
        General taxes                                                   6                 6                 14                 12
                                                         -----------------  ----------------   ----------------   ----------------
            Total operating expenses                                   77                71                152                137
                                                         -----------------  ----------------   ----------------   ----------------


PRETAX OPERATING INCOME                                                38                34                118                104

OTHER INCOME, NET                                                       2                 2                  4                  3

INTEREST CHARGES
        Interest on Long-term debt                                     22                22                 43                 40
        Other Interest                                                 (1)               --                 (1)                 1
                                                         -----------------  ----------------   ----------------   ----------------
            Total Interest Charges                                     21                22                 42                 41

NET INCOME BEFORE INCOME TAXES                                         19                14                 80                 66

INCOME TAXES                                                            8                 5                 32                 25
                                                         -----------------  ----------------   ----------------   ----------------

CONSOLIDATED NET INCOME                                              $ 11              $  9              $  48              $  41
                                                         =================  ================   ================   ================

















   The accompanying condensed notes are an integral part of these statements.

                                             Panhandle Eastern Pipe Line Company


                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                           Six Months Ended June 30
                                                                                         2001                   2000
                                                                                  -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                  $               48     $                41
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               33                      32
      Deferred income taxes                                                                       36                      26
      Changes in current assets and liabilities                                                  (48)                    (23)
      Other, net                                                                                  (2)                      4
                                                                                  -------------------    --------------------
          Net cash provided by operating activities                                               67                      80
                                                                                  -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                        (30)                    (89)
                                                                                  -------------------    --------------------
          Net cash used in investing activities                                                  (30)                    (89)
                                                                                  -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                                   150                      --
      Proceeds from senior notes                                                                  --                      99
      Net (increase)/decrease in note receivable - CMS Capital                                  (148)                    (36)
      Dividends paid                                                                             (39)                    (39)
                                                                                  -------------------    --------------------
          Net cash provided by/(used by) financing activities                                    (37)                     24
                                                                                  -------------------    --------------------

      Net Increase (Decrease) in Cash and Temporary Cash Investments                              --                      15

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                    --                      --
                                                                                  -------------------    --------------------
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                          $               --     $                15
                                                                                  ===================    ====================


OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                                  $               42     $                38
      Income taxes paid (net of refunds)                                                           7                       5













   The accompanying condensed notes are an integral part of these statements.

                                             Panhandle Eastern Pipe Line Company


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                      June 30,
                                                                                        2001               December 31,
                                                                                     (Unaudited)               2000
                                                                                  ------------------     ------------------

ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                        $           1,642      $           1,679
      Less accumulated depreciation and amortization                                            120                     99
                                                                                  ------------------     ------------------
          Sub-total                                                                           1,522                  1,580
      Construction work-in-progress                                                              32                     20
                                                                                  ------------------     ------------------
          Net property, plant and equipment                                                   1,554                  1,600
                                                                                  ------------------     ------------------


INVESTMENTS                                                                                      63                      7
                                                                                  ------------------     ------------------

CURRENT ASSETS
      Accounts Receivable, less allowances of $2 as of June 30, 2001                            171                    140
          and $1 as of Dec. 31, 2000
      Gas Imbalances - Receivable                                                                58                     71
      Inventory and supplies                                                                     20                     21
      Deferred income taxes                                                                       8                     12
      Note receivable - CMS Capital                                                             310                    162
      Other                                                                                      20                     21
                                                                                  ------------------     ------------------
          Total current assets                                                                  587                    427
                                                                                  ------------------     ------------------

NON-CURRENT ASSETS
      Goodwill, net                                                                             723                    753
      Debt issuance cost                                                                         10                     11
      Other                                                                                      73                      8
                                                                                  ------------------     ------------------
          Total non-current assets                                                              806                    772
                                                                                  ------------------     ------------------

      TOTAL ASSETS                                                                $           3,010      $           2,806
                                                                                  ==================     ==================













   The accompanying condensed notes are an integral part of these statements.

                                             Panhandle Eastern Pipe Line Company


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                         June 30,
                                                                                           2001               December 31,
                                                                                       (Unaudited)                2000
                                                                                    -------------------    -------------------

COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding       $                1     $                1
        Paid-in capital                                                                          1,277                  1,127
        Retained earnings                                                                            3                     (6)
                                                                                    -------------------    -------------------
           Total common stockholder's equity                                                     1,281                  1,122
      Long-term debt                                                                             1,192                  1,193
                                                                                    -------------------    -------------------
           Total capitalization                                                                  2,473                  2,315
                                                                                    -------------------    -------------------

CURRENT LIABILITIES
      Accounts payable                                                                              42                     32
      Gas Imbalances - Payable                                                                      89                     56
      Accrued taxes                                                                                  6                      3
      Accrued interest                                                                              31                     31
      Accrued liabilities                                                                           23                     45
      Other                                                                                         91                    104
                                                                                    -------------------    -------------------
           Total current liabilities                                                               282                    271
                                                                                    -------------------    -------------------

NON-CURRENT LIABILITIES
      Deferred income taxes                                                                        166                    134
      Other                                                                                         89                     86
                                                                                    -------------------    -------------------
           Total non-current liabilities                                                           255                    220
                                                                                    -------------------    -------------------

      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                             $            3,010     $            2,806
                                                                                    ===================    ===================




















   The accompanying condensed notes are an integral part of these statements.

                                             Panhandle Eastern Pipe Line Company


                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                 Six Months Ended           Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                       2001                       2000
                                                                              -----------------------    ------------------------
COMMON STOCK
At beginning and end of period                                                $                    1     $                     1
                                                                              -----------------------    ------------------------

ADDITIONAL PAID-IN CAPITAL
At beginning of period                                                                         1,127                       1,127
Contribution from parent                                                                         150                          --
                                                                              -----------------------    ------------------------
At end of period                                                                               1,277                       1,127
                                                                              -----------------------    ------------------------

RETAINED EARNINGS
At beginning of period                                                                            (6)                         --
Net income                                                                                        48                          41
Common stock dividends                                                                           (39)                        (39)
                                                                              -----------------------    ------------------------
At end of period                                                                                   3                           2
                                                                              -----------------------    ------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                             $                1,281     $                 1,130
                                                                              =======================    ========================





   The accompanying condensed notes are an integral part of these statements.

                                             Panhandle Eastern Pipe Line Company




                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

1.  CORPORATE STRUCTURE

Panhandle is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, including LNG terminalling, and is subject to the rules and regulations of the FERC.

In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other consideration. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico. Year to date results for 2001 include six months of Sea Robin activity; whereas results for 2000 only include four months.

2.  REGULATORY MATTERS

Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. In September 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement February 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. In January 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. In April 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline reduced its maximum rates in May 2001 and made the remaining refunds totaling approximately $8 million in June 2001.

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement with the FERC which is supported by most of the customers and affected producers; this settlement is awaiting commission approval. At June 30, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $62 million and $59 million, respectively, due from natural gas producers, and Other

                                             Panhandle Eastern Pipe Line Company


Current Liabilities included $62 million and $59 million, respectively, for related obligations. The settlement, if approved, provides for some reductions in these balances due from producers and corresponding obligations to customers.

In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline by January 2002. Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

3.  RELATED PARTY TRANSACTIONS

Other income includes $2 million for the six months ended June 30, 2001 for interest on Note Receivable from CMS Capital. In June 2001, Panhandle Eastern Pipe Line received a $150 million capital contribution from CMS Gas Transmission. Panhandle also loaned CMS Capital $150 million in June 2001.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:



                                                           In Millions
-----------------------------------------------------------------------
                                         June 30,         December 31,
                                             2001                 2000
                              -------------------- --------------------
Notes receivable                             $310                 $162
Accounts receivable                            77                   48
Accounts payable                               26                   27
-----------------------------------------------------------------------


4.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including interest costs capitalized, to be $83 million in 2001, $84 million in 2002 and $70 million in 2003. The amounts for 2002 and 2003 exclude expenditures associated with a potential LNG terminal expansion. Panhandle prepared these estimates for planning purposes and they are subject to revision. Panhandle satisfies capital expenditures using cash from operations.

LITIGATION: Under the terms of the sale of Panhandle to CMS Energy, subsidiaries of Duke Energy indemnified CMS Energy and its affiliates from losses resulting from certain legal and tax liabilities of Panhandle, including the matter specifically discussed below.

In May 1997, Anadarko filed suits against Panhandle and prior PanEnergy Corp affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Pursuing only the federal court claim, Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes that are due from purchasers of gas from Anadarko, retroactive to 1983. In October 1998 and January 1999, the FERC issued orders on ad valorem tax issues, finding that first sellers of gas were primarily liable for refunds; Panhandle was not a first seller of gas. The FERC also noted that claims for indemnity or

                                             Panhandle Eastern Pipe Line Company


reimbursement among the parties would be better addressed by the United States District Court for the Southern District of Texas. In June 2001, the parties executed a settlement agreement which resolves most of the issues in this case. Panhandle believes the resolution of this matter will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

Panhandle is also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

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

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact that are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

                                             Panhandle Eastern Pipe Line Company



Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $5 million through October 2001. Management believes the probability that Panhandle will be required to perform under this guarantee is remote.

In conjunction with the Centennial Pipeline project, Panhandle has provided a guaranty related to project financing for a maximum of $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets, see
Note 2, Regulatory Matters.

5.  IMPLEMENTATION OF SFAS NO. 133

Panhandle adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, effective January 1, 2001. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities on the Balance Sheet and to measure those instruments at fair value.

As of June 30, 2001, Panhandle believes its contracts qualify for the normal purchase and sales exception of SFAS No. 133, and therefore no impact has been reflected in the financial statements.

6.  SYSTEM GAS

Panhandle recorded a lower of cost or market adjustment of approximately $3 million in the second quarter of 2001, reducing its current gas inventory to market value. Panhandle classifies its non-current system gas in Other Non-Current Assets and they are recorded at cost of $58 million and $1 million at June 30, 2001 and December 31, 2000, respectively.

                    Report of Independent Public Accountants



To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

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


Houston, Texas
July 27, 2001

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 2000, and in their Form 10-Q for the quarter ended March 31, 2000. Reference is made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 2 - Uncertainties for CMS Energy and Consumers, and Note 8 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CONSUMERS

ANTITRUST LITIGATION: In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited partnership, independent power producers, filed a lawsuit against Consumers and CMS Energy in the United States District Court for the Eastern District of Michigan. The suit alleged antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claimed damages of $100 million (which could be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complained were regulated by and subject to the jurisdiction of the MPSC. In September 1998, the United States District Court for the Eastern District of Michigan granted CMS Energy's motion to dismiss the complaint for failure to state a claim upon which relief may be granted. In March 1999, the Court issued an opinion and order granting Consumers' motion for summary judgment, resulting in dismissal of the case. The 6th Circuit Court of Appeals upheld the dismissal and in December 2000 denied an independent power producer's petition for rehearing. Indeck then filed a certiorari petition with the U.S. Supreme Court, which the U.S. Supreme Court denied in June 2001. This matter is now closed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 25, 2001, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy for the year ended December 31, 2001. The vote was 111,240,574 shares in favor and 535,826 against, with 655,098 abstaining. The CMS Energy shareholders also elected all ten nominees for the office of director. The votes for individual nominees were as follows:

CMS ENERGY CORPORATION



       Number of Votes:                                   For            Against                    Total
       ------------------------------------------------------------------------------------------------------

       William T. McCormick, Jr.                      108,435,514        3,995,984               112,431,498
       John M. Deutch                                 108,486,480        3,945,018               112,431,498
       James J. Duderstadt                            108,589,736        3,841,762               112,431,498
       Kathleen R. Flaherty                           108,672,987        3,758,511               112,431,498
       Earl D. Holton                                 108,658,088        3,773,410               112,431,498
       William U. Parfet                              108,678,006        3,753,492               112,431,498
       Percy A. Pierre                                108,608,410        3,823,088               112,431,498
       Kenneth L. Way                                 108,690,795        3,740,703               112,431,498
       Kenneth Whipple                                108,663,728        3,767,770               112,431,498
       John B. Yasinsky                               108,682,521        3,748,977               112,431,498



Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 25, 2001 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of re-electing the above-named individuals as directors of Consumers and in favor of ratifying the appointment of Arthur Andersen LLP as independent auditors of Consumers for the year ended December 31, 2001. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

A shareholder who intends to submit a proposal for a vote at CMS Energy's 2002 Annual Meeting of Shareholders but which will not be included in CMS Energy's 2002 proxy statement must send the proposal to reach CMS Energy on or before March 10, 2002. The proposals should be addressed to: Mr. Thomas A. McNish, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. Failure to timely submit the proposal will allow management to use discretionary voting authority when the proposal is raised at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      LIST OF EXHIBITS

(3)(a)   -        Amended and Restated Bylaws of CMS Energy dated as of May 25,
                  2001.

(12)     -        CMS Energy: Statements regarding computation of Ratio of
                  Earnings to Fixed Charges

(15)(a)  -        CMS Energy: Letter of Independent Public Accountant

(15)(b)  -        Consumers:  Letter of Independent Public Accountant

(B)      REPORTS ON FORM 8-K

CMS ENERGY

Current Reports filed May 17, 2001, June 22, 2001 and July 12, 2001 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

Current Reports filed June 22, 2001 and July 12, 2001 covering matters pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

Current Report filed May 17, 2001 covering matters pursuant to ITEM 5. OTHER EVENTS.

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



                                          CMS ENERGY CORPORATION
                                ----------------------------------------------
                                                         (Registrant)


Dated: August 13, 2001          By:         /s/    A.M. Wright
                                   -------------------------------------------
                                                    Alan M. Wright
                                               Executive Vice President
                                              Chief Financial Officer and
                                             Chief Administrative Officer



                                          CONSUMERS ENERGY COMPANY
                                ----------------------------------------------
                                                         (Registrant)


Dated: August 13, 2001          By:         /s/    A.M. Wright
                                   -------------------------------------------
                                                    Alan M. Wright
                                               Executive Vice President
                                              Chief Financial Officer and
                                             Chief Administrative Officer



                                     PANHANDLE EASTERN PIPE LINE COMPANY
                                ----------------------------------------------
                                                         (Registrant)


Dated: August 13, 2001          By:         /s/   A.M. Wright
                                   -------------------------------------------
                                                   Alan M. Wright
                                              Senior Vice President,
                                         Chief Financial Officer and Treasurer

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             CMS ENERGY CORPORATION,

                            CONSUMERS ENERGY COMPANY

                                       AND

                       PANHANDLE EASTERN PIPE LINE COMPANY


                                    FORM 10-Q

                                    EXHIBITS



                         FOR QUARTER ENDED JUNE 30, 2001

Exhibit
Number                                      Description
--------------------------------------------------------------------------------

(3)(a)   -   Amended and Restated Bylaws of CMS Energy dated as of May 25, 2001.

(12)     -   CMS Energy:   Statements regarding computation of Ratio of Earnings
             to Fixed Charges

(15)(a)  -   CMS Energy:   Letter of Independent Public Accountant

(15)(b)  -   Consumers:    Letter of Independent Public Accountant