Form 10-Q
period 2001-09-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2001-11-14
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to
                                                  --------


COMMISSION               REGISTRANT; STATE OF INCORPORATION;                       IRS EMPLOYER
FILE NUMBER                ADDRESS; AND TELEPHONE NUMBER                          IDENTIFICATION NO.
-----------    --------------------------------------------------------------     ------------------
1-9513                           CMS ENERGY CORPORATION                              38-2726431
                                (A Michigan Corporation)
                             Fairlane Plaza South, Suite 1100
                      330 Town Center Drive, Dearborn, Michigan 48126
                                      (313)436-9200

1-5611                          CONSUMERS ENERGY COMPANY                             38-0442310
                                (A Michigan Corporation)
                     212 West Michigan Avenue, Jackson, Michigan 49201
                                      (517)788-0550

1-2921                      PANHANDLE EASTERN PIPE LINE COMPANY                      44-0382470
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

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 2001:

CMS ENERGY CORPORATION:
  CMS Energy Common Stock, $.01 par value                                         132,980,247
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy              84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value, indirectly privately
 held by CMS Energy                                                                     1,000

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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


                                TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------
Glossary                                                                  4

PART I: FINANCIAL INFORMATION
CMS Energy Corporation
  Management's Discussion and Analysis
    Results of Operations                                            CMS-1
    Market Risk Information                                          CMS-7
    Capital Resources and Liquidity                                  CMS-9
    Outlook                                                          CMS-12
    Other Matters                                                    CMS-17

  Consolidated Financial Statements
    Consolidated Statements of Income                                CMS-20
    Consolidated Statements of Cash Flows                            CMS-22
    Consolidated Balance Sheets                                      CMS-24
    Consolidated Statements of Common Stockholders' Equity           CMS-26
    Condensed Notes to Consolidated Financial Statements:
      1. Corporate Structure and Basis of Presentation               CMS-27
      2. Discontinued Operations                                     CMS-28
      3. Loss Contracts and Reduced Asset Valuations                 CMS-29
      4. Uncertainties                                               CMS-32
      5. Short-Term and Long-Term Financings, and Capitalization     CMS-44
      6. Earnings Per Share and Dividends                            CMS-47
      7. Risk Management Activities and Financial Instruments        CMS-48
      8. Reportable Segments                                         CMS-54
      9. Leases                                                      CMS-55

  Report of Independent Public Accountants                           CMS-56


                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                     PAGE
                                                                     ----

Consumers Energy Company
  Management's Discussion and Analysis
    Results of Operations                                            CE-1
    Capital Resources and Liquidity                                  CE-4
    Outlook                                                          CE-5
    Other Matters                                                    CE-8

  Consolidated Financial Statements
    Consolidated Statements of Income                                CE-12
    Consolidated Statements of Cash Flows                            CE-13
    Consolidated Balance Sheets                                      CE-14
    Consolidated Statements of Common Stockholder's Equity           CE-16
    Condensed Notes to Consolidated Financial Statements:
      1. Corporate Structure and Summary of Significant
          Accounting Policies                                        CE-17
      2. Uncertainties                                               CE-20
      3. Short-Term Financings and Capitalization                    CE-30
      4. Leases                                                      CE-32
  Report of Independent Public Accountants                           CE-33

Panhandle Eastern Pipe Line Company
  Management's Discussion and Analysis
    Results of Operations                                            PE-1
    Outlook                                                          PE-2
    Other Matters                                                    PE-3

Consolidated Financial Statements
    Consolidated Statements of Income                                PE-5
    Consolidated Statements of Cash Flows                            PE-6
    Consolidated Balance Sheets                                      PE-7
    Consolidated Statements of Common Stockholder's Equity           PE-9
    Condensed Notes to Consolidated Financial Statements:
      1. Corporate Structure                                         PE-10
      2. Regulatory Matters                                          PE-10
      3. Related Party Transactions                                  PE-11
      4. Commitments and Contingencies                               PE-11
      5. Implementation of SFAS No. 133                              PE-13
      6. System Gas                                                  PE-13
      7. Trunkline LNG Financing                                     PE-13
  Report of Independent Public Accountants                           PE-14

Quantitative and Qualitative Disclosures about Market Risk           CO-1

PART II: OTHER INFORMATION
  Item 1. Legal Proceedings                                          CO-1
  Item 4. Submission of Matters to a Vote of Security Holders        CO-2
  Item 5. Other Information                                          CO-2
  Item 6. Exhibits and Reports on Form 8-K                           CO-2

Signatures                                                           CO-4

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE                                      Association of Businesses Advocating Tariff Equity
ALJ                                        Administrative Law Judge
APB                                        Accounting Principles Board
Alliance                                   Alliance Regional Transmission Organization
Anadarko                                   Anadarko Petroleum Corporation, a non-affiliated company
Articles                                   Articles of Incorporation
Attorney General                           Michigan Attorney General

bcf                                        Billion cubic feet
BG LNG Services                            BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom
Big Rock                                   Big Rock Point nuclear power plant, owned by Consumers
Board of Directors                         Board of Directors of CMS Energy
Bookouts                                   Unplanned netting of transactions from multiple contracts
Btu                                        British thermal unit

Clean Air Act                              Federal Clean Air Act, as amended
CMS Capital                                CMS Capital Corporation, a subsidiary of Enterprises
CMS Electric and Gas                       CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy                                 CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock                    Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission                       CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation                             CMS Generation Company, a subsidiary of Enterprises
CMS Holdings                               CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland                                CMS Midland Inc., a subsidiary of Consumers
CMS MST                                    CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas                            CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holding                      CMS Panhandle Holding Company, a subsidiary of CMS Gas Transmission
Common Stock                               All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive
                                           Stock Plan
Consumers Campus Holdings                  Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of Consumers
Consumers                                  Consumers Energy Company, a subsidiary of CMS Energy
Court of Appeals                           Michigan Court of Appeals
Customer Choice Act                        Customer Choice and Electricity Reliability Act, a Michigan statute enacted in
                                           June 2000 that allows all retail customers choice of alternative electric suppliers no later than January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison                             The Detroit Edison Company, a non-affiliated company
DIG                                        Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of CMS Generation
DOE                                        U.S. Department of Energy

Dow                                        The Dow Chemical Company, a non-affiliated company
Duke Energy                                Duke Energy Corporation, a non-affiliated company

EITF                                       Emerging Issues Task Force
Enterprises                                CMS Enterprises Company, a subsidiary of CMS Energy
EPA                                        U.S. Environmental Protection Agency
EPS                                        Earnings per share

FASB                                       Financial Accounting Standards Board
FERC                                       Federal Energy Regulatory Commission
FMLP                                       First Midland Limited Partnership, a partnership which holds a lessor interest in the MCV facility
FTC                                        Federal Trade Commission

GCR                                        Gas cost recovery
GTNs                                       CMS Energy General Term Notes(R), $250 million Series A, $125 million Series B,
                                           $150 million Series C, $200 million Series D, $400 million Series E and $300 million
                                           Series F

INGAA                                      Interstate Natural Gas Association of America

Jorf Lasfar                                The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh                                        Kilowatt-hour

LIBOR                                      London Inter-Bank Offered Rate
Loy Yang                                   The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest
LNG                                        Liquefied natural gas
Ludington                                  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf                                        Thousand cubic feet
MCV Facility                               A natural gas-fueled, combined-cycle cogeneration facility operated by the
                                           MCV Partnership
MCV Partnership                            Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A                                       Management's Discussion and Analysis
MEPCC                                      Michigan Electric Power Coordination Center
METC                                       Michigan Electric Transmission Company, a subsidiary of Consumers Energy
Michigan Gas Storage                       Michigan Gas Storage Company, a subsidiary of Consumers
MMBtu                                      Million British thermal unit
MPSC                                       Michigan Public Service Commission
MTH                                        Michigan Transco Holdings, Limited Partnership
MW                                         Megawatts

NEIL                                       Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies

NMC                                        Nuclear Management Company, a Wisconsin company, formed in 1999 by Northern States
                                           Power Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                           Company, and Wisconsin Public Service Company to operate and manage nuclear capacity owned by the four utilities.
NOx                                        Nitrogen Oxide
NRC                                        Nuclear Regulatory Commission
NYMEX                                      New York Mercantile Exchange

OATT                                       Open Access Transmission Tariff

Palisades                                  Palisades nuclear power plant, owned by Consumers
Pan Gas Storage                            Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company
Panhandle                                  Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas
                                           Storage, Panhandle Storage, and Trunkline LNG.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line                Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage                          CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe Line Company
PCB                                        Poly chlorinated biphenyl
PFD                                        Proposal For Decision
Powder River                               CMS Oil & Gas owns a significant interest in 13 coal bed methane fields or projects developed within the Powder River Basin which spans the border between Wyoming and Montana.
PPA                                        The Power Purchase Agreement between Consumers and the MCV Partnership with a
                                           35-year term commencing in March 1990
PSCR                                       Power supply cost recovery
PUHCA                                      Public Utility Holding Company Act of 1935

RTO                                        Regional Transmission Organization

SAB                                        Staff Accounting Bulletin
Sea Robin                                  Sea Robin Pipeline Company
SEC                                        U.S. Securities and Exchange Commission
Securitization                             A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility.
Senior Credit Facilities                   $450 million one-year revolving credit facility, maturing in June 2002 and a
                                           $300 million three-year revolving credit facility, maturing in June 2004
SFAS                                       Statement of Financial Accounting Standards
SIPS                                       State Implementation Plans
SOP                                        Statement of Position
Stranded Costs                             Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                           These

Superfund                                  costs could include owned and purchased generation and regulatory assets. Comprehensive
                                           Environmental Response, Compensation and Liability Act

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

                      (This page intentionally left blank)

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; and energy marketing, services and trading.

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


RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

     In October 2001, CMS Energy announced a plan to make significant changes in its business strategy to strengthen its balance sheet, provide more transparent and predictable future earnings and lower its business risk by focusing future business growth primarily in North America. In connection with the change in business strategy and associated plans to sell non-strategic assets CMS Energy recorded a $613 million after-tax write-down in recognition of planned divestitures, reduced asset valuations and loss contracts. Included were: a $183 million charge related to discontinuation of the Company's South American energy distribution unit; a $218 million charge related to energy development projects and international investments in recognition of the net recoverable value of these investments; a $130 million charge related to the Dearborn Industrial Generation plant power supply contract with the Ford/Rouge complex, due to higher than expected fuel and operating costs; and an $82 million charge related to revised estimates of Consumers Energy's payments to the Midland Cogeneration Venture for purchased power. For CMS Energy's business units, the after-tax write-down is comprised of: $32 million for the oil and gas exploration unit, $28 million for the gas pipeline and processing business, $268 million for independent power production, $93 million for Consumers Energy and $9 million for other areas. For further information regarding the write-downs, see Note 2, Discontinued Operations and Note 3, Loss Contracts and Reduced Asset Valuations, incorporated by reference herein.

                                     CMS-1

     The following tables depict CMS Energy's Results of Operations before and after the effects of reconciling items.

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                         ------------------
                                                           2001        2000
                                                         ------       -----
                                                 In millions, Except Per Share Amounts
Net Income Before Reconciling Items                      $   46       $  46
  Effects of Loss Contracts                                (212)          -
  Effects of Reduced Asset Valuations                      (218)          -
  Asset Sales                                                -            5
  Loss on Disposal of Discontinued Operations              (183)          -
  Income (Loss) from Discontinued Operations                 (2)          2
                                                         ------       -----
    Consolidated Net Income (Loss)                       $ (569)      $  53
                                                         ======       =====

Basic Earnings Per Average Common Share:
  Earnings Per Share Before Reconciling Items            $ 0.35       $0.43
    Effects of Loss Contracts                             (1.60)          -
    Effects of Reduced Asset Valuations                   (1.64)          -
    Asset Sales                                               -        0.04
    Loss on Disposal of Discontinued Operations           (1.38)          -
    Income (Loss) from Discontinued Operations            (0.02)       0.02
                                                         ------       -----
      Earnings Per Share After Reconciling Items         $(4.29)      $0.49
                                                         ======       =====

Diluted Earnings Per Average Common Share:
  Earnings Per Share Before Reconciling Items            $ 0.35       $0.43
    Effects of Loss Contracts                             (1.60)          -
    Effects of Reduced Asset Valuations                   (1.64)          -
    Asset Sales                                               -        0.04
    Loss on Disposal of Discontinued Operations           (1.38)          -
    Income (Loss) from Discontinued Operations            (0.02)       0.02
                                                         ------       -----
      Earnings Per Share After Reconciling Items         $(4.29)      $0.49
                                                         ======       =====

     For the three months ended September 30, 2001, consolidated net income before reconciling items compared to the comparable period in 2000 before reconciling items, reflects increased earnings from CMS Energy's diversified energy businesses offset by lower earnings at the utility due primarily to increased power supply costs resulting from an unplanned outage at Consumers Palisades nuclear plant.

                                     CMS-2

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      -------------------
                                                                        2001         2000
                                                                      ------       ------
                                                               In millions, Except Per Share Amounts
Net Income Before Reconciling Items                                   $  202       $  152
  Effects of Loss Contracts                                             (212)           -
  Effects of Reduced Asset Valuations                                   (218)           -
  Asset Sales                                                              6           56
  Cumulative Effects of Change in Accounting for Inventories               -           (5)
  Loss on Disposal of Discontinued Operations                           (183)           -
  Income (Loss) from Discontinued Operations                              (2)           4
                                                                      ------       ------
    Consolidated Net Income (Loss)                                    $ (407)      $  207
                                                                      ======       ======

Basic Earnings Per Average Common Share:
  Earnings Per Share Before Reconciling Items                         $ 1.55       $ 1.40
    Effects of Loss Contracts                                          (1.63)           -
    Effects of Reduced Asset Valuations                                (1.68)           -
    Asset Sales                                                         0.05         0.47
    Cumulative Effect of Change in Accounting for Inventories              -        (0.04)
    Loss on Disposal of Discontinued Operations                        (1.41)           -
    Income (Loss) from Discontinued Operations                         (0.01)        0.03
                                                                      ------       ------
      Earnings Per Share After Reconciling Items                      $(3.13)      $ 1.86
                                                                      ======       ======

Diluted Earnings Per Average Common Share:
  Earnings Per Share Before Reconciling Items                         $ 1.55       $ 1.39
    Effects of Loss Contracts                                          (1.63)           -
    Effects of Reduced Asset Valuations                                (1.68)           -
    Asset Sales                                                         0.05         0.47
    Cumulative Effect of Change in Accounting for Inventories              -        (0.04)
    Loss on Disposal of Discontinued Operations                        (1.41)           -
    Income (Loss) from Discontinued Operations                         (0.01)        0.03
                                                                      ------       ------
      Earnings Per Share After Reconciling Items                      $(3.13)      $ 1.85
                                                                      ======       ======

     For the nine months ended September 30, 2001, consolidated net income before reconciling items increased over the comparable period in 2000 before reconciling items primarily due to increased earnings from CMS Energy's diversified energy businesses and improved earnings from Consumers Gas Utility business segment, reflecting a $29 million after-tax regulatory obligation related to gas prices recorded in the second quarter of 2000. The increase was partially offset by lower earnings at Consumers Electric Utility as a result of increased power supply costs associated with the unplanned outage at Consumers Palisades nuclear plant.

     For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

                                     CMS-3

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                              SEPTEMBER 30
                        -------------------------
                        2001      2000     CHANGE
                        ----      ----     ------
                             IN MILLIONS
Three months ended      $(62)     $118     $(180)
Nine months ended        157       342      (185)
                        ====      ====     =====

     For the three months ended September 30, 2001, electric pretax operating income decreased $180 million from the comparable period in 2000. The earnings decrease reflects a $126 million loss related to Consumers' Power Purchase Agreement with the MCV and increased replacement power costs, discussed in the consolidated earnings section, partially offset by higher electric deliveries to higher margin customers. For the nine months ended September 30, 2001, electric pretax operating income decreased $185 million from the comparable period in 2000. The earnings decrease reflects the above referenced loss related to the MCV along with the increase in power costs, also partially offset by higher electric deliveries to higher margin customers. The following table quantifies these impacts on pretax operating income:


                                                           THREE MONTHS           NINE MONTHS
                                                     ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
CHANGE COMPARED TO PRIOR YEAR                              2001 vs 2000          2001 vs 2000
-----------------------------                        ------------------    ------------------
                                                                  IN MILLIONS
Electric deliveries                                       $  19                  $  21
Power supply costs and related production revenue           (68)                   (71)
Rate decrease                                                 0                    (17)
Non-commodity revenue                                       (13)                    (4)
Other operating expenses                                      8                     12
Loss on MCV Power Purchases                                (126)                  (126)
                                                          -----                  -----
      Total change                                        $(180)                 $(185)
                                                          =====                  =====

     ELECTRIC DELIVERIES: For the three months ended September 30, 2001, electric deliveries including intersystem volumes were 11.0 billion kWh, an increase of 0.3 billion kWh or 3.0 percent from the comparable period in 2000. Total electric deliveries increased primarily due to higher residential and commercial usage. For the nine months ended September 30, 2001, electric deliveries were 30.2 billion kWh, which is a slight decrease from the comparable period in 2000. Although total deliveries were below the 2000 level, current year increased deliveries to the higher margin residential and commercial sectors more than offset the impact of reductions to the lower margin industrial sector.


POWER SUPPLY COSTS:

                             SEPTEMBER 30
                       -------------------------
                        2001      2000    CHANGE
                       ------     ----    ------
                              IN MILLIONS
Three months ended     $  444     $355     $ 89
Nine months ended       1,050      949      101
                       ======     ====     ====

     For the three and nine months ended September 30, 2001, power supply costs increased $89 million and $101 million, respectively, from the comparable period in 2000, primarily due to higher interchange power

                                     CMS-4
purchases. Consumers had to purchase greater quantities of higher-priced external power primarily because of decreased internal generation resulting from unscheduled outages. Further, the continuing unscheduled outage at Palisades materially affected third quarter results because of the necessity to utilize higher cost internal generation and purchase replacement power.


CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                              SEPTEMBER 30
                        -----------------------
                        2001     2000    CHANGE
                        ----     ----    ------
                              IN MILLIONS
Three months ended      $(1)     $ 9     $(10)
Nine months ended        81       44       37
                        ===      ===     ====

     For the three months ended September 30, 2001, gas pretax operating income decreased by $10 million. The earnings decrease is primarily the result of higher operation and maintenance costs and lower gas deliveries due to the economic slowdown. For the nine months ended September 30, 2001, gas pretax operating income increased by $37 million, primarily the result of the recording of a $45 million regulatory obligation related to gas prices in the second quarter of 2000. The following table quantifies these impacts on pretax operating income.


                                                   THREE MONTHS           NINE MONTHS
                                             ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
CHANGE COMPARED TO PRIOR YEAR                      2001 VS 2000          2001 VS 2000
-----------------------------                ------------------    ------------------
                                                           IN MILLIONS
Gas deliveries                                             $ (1)                 $  7
Gas commodity costs and related revenue                      (3)                   38
Gas wholesale and retail services                             1                     7
Operation and maintenance expense                            (8)                  (15)
General taxes and depreciation expense                        1                     0
                                                           ----                  ----
      Total change                                         $(10)                 $ 37
                                                           ====                  ====

     GAS DELIVERIES: For the three months ended September 30, 2001, gas system deliveries, including miscellaneous transportation volumes totaled 42 bcf, a decrease of 3 bcf or 7 percent from the comparable period in 2000. During the third quarter of 2001, the decreased deliveries reflect a reduction in demand due to decelerated economic activity. For the nine months ended September 30, 2001, gas system deliveries, including miscellaneous transportation totaled 258 bcf, a decrease of 15 bcf or 5.2 percent from the comparable period in 2000. Although deliveries were below the 2000 level, year to date deliveries to the higher margin residential and commercial sectors more than offset the impact of reductions to the lower margin industrial sector.


COST OF GAS SOLD:

                            SEPTEMBER 30
                       -----------------------
                       2001     2000    CHANGE
                       ----     ----    ------
                            IN MILLIONS
Three months ended     $ 72     $ 60      $ 12
Nine months ended       562      450       112
                       ====     ====      ====

                                     CMS-5

     For the three months ended September 30, 2001, the cost of gas sold increased due to higher gas prices. During the third quarter of 2001, these higher gas costs were partially offset by decreased sales due to reduced economic demand. For the nine months ended September 30, 2001, higher gas prices through the first three quarters contributed to the increased cost of gas sold.


NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the three months ended September 30, 2001, pretax operating income excluding the effects of write-downs increased $3 million (6 percent) from the comparable period in 2000. The increase reflects increased earnings from the GasAtacama project and lower operating expenses. For the nine months ended September 30, 2001, pretax operating income, excluding the effects of write-downs increased $17 million (10 percent) from the comparable period in 2000 primarily reflecting a 43 percent increase in LNG shipments (57 shipments compared to 40), and improved gas gathering and processing results of operations.


INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the three months ended September 30, 2001, pretax operating income, excluding the effects of the investment write-downs, the write-offs of unsuccessful development costs, and the recognition of the DIG loss contract reserve, was unchanged from the comparable period in 2000, reflecting decreased earnings from domestic plants due to reduced earnings from the MCV facility, construction delays at the DIG plant that led to increased steam generation costs and decreased international plant earnings primarily from investments in Argentina offset by the earnings benefits from the expansion of the Jorf Lasfar facility in Africa in late 2000 and early 2001. For the nine months ended September 30, 2001, pretax operating income excluding the effects of the write-downs, decreased $32 million (23 percent) from the comparable period in 2000. The decrease reflects decreased earnings from domestic plants due to the sale of power plants in 2000, construction delays at the DIG plant that led to increased costs for steam generation, and a gain recorded in 2000 reflecting the restructuring of a power supply contract. These decreases were partially offset by the earnings benefits from the expansion of the Jorf Lasfar facility, the operation of additional units at the Takoradi facility and the absence of operating losses in 2001 from the investment in Loy Yang, which was written off in the fourth quarter of 2000.


OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: Pretax operating income, excluding write-downs, for the three months ended September 30, 2001, increased $14 million (147 percent) from the comparable period in 2000 as a result of higher realized oil and natural gas prices and increased production from Equatorial Guinea and Powder River properties. Partially offsetting these increases were higher operating, exploration costs and general and administrative costs. Pretax operating income, excluding write-downs, for the nine months ended September 30, 2001, increased $49 million (304 percent) as a result of higher oil and natural gas commodity prices and increased production from Equatorial Guinea and Powder River properties. Partially offsetting these increases were lower production due to selling our Michigan and Ecuador properties and higher operating, exploration costs and general and administrative costs.


MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the three months ended September 30, 2001, pretax operating income increased $22 million from the comparable period in 2000. The increase reflects higher gas (159 bcf vs 119

                                     CMS-6

bcf) and electric (21.4 billion kWh vs 12.6 billion kWh) volumes and improved margins, the increased net value of long-term power contracts and wholesale power trading activity, net of reserves. For the nine months ended September 30, 2001, pretax operating income increased $76 million from the comparable period in 2000. The increase reflects higher gas (657 bcf vs 355 bcf) and electric (69.9 billion kWh vs 15.6 kWh) volumes and gas margins, partially offset by lower electric margins, the execution of long-term power sales contracts and increased wholesale gas and power trading, net of reserves. Due to the variable and competitive nature of energy trading, results for interim periods are not necessarily indicative of results to be achieved for the fiscal year.


INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

     In the third quarter of 2001, CMS Energy discontinued the operations of International Energy Distribution. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.


MARKET RISK INFORMATION

     CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity security prices. CMS Energy's derivative activities are subject to the direction of the Executive Oversight Committee, which is comprised of certain members of CMS Energy's senior management, and its Risk Committee, which is comprised of CMS Energy business unit managers. The purpose of the risk management policy is to measure and limit CMS Energy's overall energy commodity risk by implementing an enterprise-wide policy across all CMS Energy business units. This allows CMS Energy to maximize the use of hedges among its business units before utilizing derivatives with external parties. The role of the Risk Committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. Management believes that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement of the value of the hedged risk. For further information on CMS Energy's use of derivative instruments to manage risks, see Note 7, Risk Management Activities and Financial Instruments, incorporated by reference herein.

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

     COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal and natural gas liquids. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price.) The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the remainder of 2001 would increase or decrease by $1.9 million and $2.0 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or

                                     CMS-7
cash flows as of September 30, 2001. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

     Consumers enters into, for purposes other than trading, electricity and gas fuel call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

     As of September 30, 2001, the fair value based on quoted future market prices of electricity-related option and swap contracts was $14 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $4 million. As of September 30, 2001, Consumers had an asset of $73 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid.

     INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including that associated with trust preferred securities, and from interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. At September 30, 2001, the carrying amounts of long-term debt and trust preferred securities were $7.8 billion and $1.3 billion, respectively, with corresponding fair values of $7.7 billion and $1.2 billion, respectively. Based on a sensitivity analysis at September 30, 2001, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would not have a material impact on CMS Energy's consolidated financial position or cash flows. In addition, based on a 10 percent adverse shift in market rates, CMS Energy would have an exposure of approximately $429 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance its fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of September 30, 2001.

     The fair value of CMS Energy's floating to fixed interest rate swaps at September 30, 2001, with a notional amount of $569 million, was $15 million, which represents the amount CMS Energy would pay upon settlement. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

     The fair value of CMS Energy's fixed to floating interest rate swaps at September 30, 2001, with a notional amount of $850 million, was $1 million, which represents the amount CMS Energy would receive upon settlement. The swaps mature at various times through 2006 and are designated as fair value hedges for accounting purposes.

     CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk that arises from net investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and have debt denominated in the US dollar. CMS Energy uses forward exchange and option contracts to hedge these currency exchange risks. At September 30, 2001, CMS Energy's primary currency exchange rate exposure was the Argentine peso. The impact of the hedges of the net investments in foreign operations is reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the third quarter of 2001, the adjustment for hedging was $5 million of the total net foreign currency translation adjustment of $(17) million. CMS Energy did not incur any significant gain or loss as a result of exchange rate

                                     CMS-8
fluctuations during the third quarter of 2001 related to hedges of US dollar denominated debt that did not qualify as net investment hedges, and consequently, were marked-to-market through earnings.

     Based on a sensitivity analysis at September 30, 2001, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of September 30, 2001, but would result in a net cash settlement of approximately $16 million. The estimated fair value of the foreign exchange hedges at September 30, 2001 was $18 million, which represents the amount CMS Energy would receive upon settlement.

     EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity security prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 2001.

     For a discussion of accounting policies related to derivative transactions, see Note 7, Risk Management Activities and Financial Instruments, incorporated by reference herein.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first nine months of 2001, Consumers paid $134 million in common dividends and Enterprises paid $413 million in common dividends and other distributions to CMS Energy. In September 2001, Consumers declared a $55 million common dividend to CMS Energy, payable in November 2001. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

     OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For the first nine months of 2001 and 2000, consolidated cash from operations totaled $246 million and $163 million, respectively. The $83 million increase resulted primarily from an increase in cash earnings, excluding the effects of asset revaluations and discontinued operations, an increase in distributions from related parties, and the timing of cash receipts and payments related to working capital items. CMS Energy uses its cash derived from operating activities primarily to maintain and expand its diversified energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

     INVESTING ACTIVITIES: For the first nine months of 2001 and 2000, CMS Energy's consolidated net cash used in investing activities totaled $994 million and $372 million, respectively. In 2001 the increased use of cash of $622 million primarily reflects $474 million of reduced proceeds from the sales of assets compared to 2000. CMS Energy's expenditures (excluding acquisitions) during the first nine months of 2001 for its utility and diversified energy businesses were $532 million and $530 million, respectively, compared to $377 million and $436 million, respectively, during the comparable period in 2000.

     FINANCING ACTIVITIES: For the first nine months of 2001 and 2000, CMS Energy's net cash provided by financing activities totaled $779 million and $358 million, respectively. The increase of $421 million resulted primarily from an increase in the proceeds from notes, bonds, and other long term debt ($886 million), an increase in the issuance of common stock ($331 million), a decrease in the retirement of trust preferred

                                     CMS-9
securities ($250 million) and a decrease in the repurchase of common stock ($124 million), partially offset by an increase in the retirement of bonds and other long-term debt ($595 million), an increase in the retirement of notes payable ($478 million) and a decrease in proceeds from trust preferred securities ($99 million). The following table summarizes securities issued during the first nine months of 2001:

                                                        DISTRIBUTION/   PRINCIPAL
                           MONTH ISSUED     MATURITY    INTEREST RATE     AMOUNT          USE OF PROCEEDS
                           ------------     --------    -------------   ---------    --------------------------
                                                                 IN MILLIONS
CMS ENERGY
GTNs Series F                       (1)         (1)            8.28%      $  221     General corporate purposes

Common Stock                  February         n/a      10.0 shares          296     Repay debt and general
                                                                                     corporate purposes

Common Stock                        (2)        n/a       1.4 shares           41     General corporate purposes

Senior Notes                     March        2011             8.50%         350     Repay debt and general
                                                                                     corporate purposes

Senior Notes                      July        2008             8.90%         269     Repay debt and general
                                                                          ------     corporate purposes
Subtotal                                                                  $1,177
                                                                          ------
CONSUMERS
Senior Notes                 September        2006             6.25%      $  350     General corporate purposes

Trust Preferred
 Securities                        May        2031             9.00%         121     General corporate purposes
                                                                          ------
                                                                          $  471
                                                                          ------
      Total                                                               $1,648
                                                                          ======

------------
(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) Common Stock is issued from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

     In the first nine months of 2001, CMS Energy paid $135 million in cash dividends to holders of CMS Energy Common Stock. In September 2001, the Board of Directors declared a quarterly dividend of $.365 per share, or $54 million on CMS Energy Common Stock, payable in November 2001.

     OTHER INVESTING AND FINANCING MATTERS: At September 30, 2001, the book value per share of CMS Energy Common Stock was $14.98.

     At November 1, 2001, CMS Energy had an aggregate $1.2 billion in securities registered for future issuance.

     CMS Energy has $750 million of senior credit facilities consisting of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004 (Senior Credit Facilities). CMS Energy also has unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At

                                     CMS-10

September 30, 2001, the total amount available under the Senior Credit Facilities and the unsecured lines of credit were $325 million and $12 million, respectively. For detailed information, see Note 5, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

     Pursuant to the outstanding authorization by the Board of Directors to repurchase shares of CMS Energy Common Stock from time to time, in open market or private transactions, as of September 30,2001, CMS Energy has repurchased approximately 232,000 shares for $5 million.

     In September 2001, CMS Energy made cash infusions to Consumers in the amount of $150 million. The proceeds are reflected as a financing activity on the Consumers Consolidated Statement of Cash Flows.

     CMS Energy intends to sell assets in 2001 and 2002 resulting in approximately $2.4 billion in cash proceeds.

     In November 2001, Consumers Funding LLC, a special purpose subsidiary of Consumers, issued $469 million of Securitization bonds. For further information, see Note 4, Uncertainties, Consumers' Electric Utility Rate Matters, incorporated by reference herein.

     Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about this source of funds, see Note 5, Short-Term and Long-Term Financings and Capitalization, incorporated by reference herein.

     In April 2001, Consumers Campus Holdings, a wholly owned subsidiary of Consumers, entered into a $70 million operating lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. The seven-year agreement, with payments commencing upon completion of construction, includes options to renew the lease, purchase the property under the lease, or return the property at the end of the lease term and assist the lessor in remarketing the building. Lease payments will be determined based on LIBOR rates and the total cost of the construction, which is projected to be completed on or before March 2003. For further information on the lease agreement, see Note 9, Leases, incorporated by reference herein.


CAPITAL EXPENDITURES

     CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $3.3 billion during 2001 through 2003. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2001 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                     CMS-11

                                            YEARS ENDING DECEMBER 31
                                           --------------------------
                                            2001        2002     2003
                                           -----      ------     ----
                                                  IN MILLIONS
Consumers electric operations(a)(b)        $  590     $  480     $405
Consumers gas operations(a)                   145        175      165
Natural gas transmission                      218        185      140
Independent power production                  140         30       25
Oil and gas exploration and production        195        125      170
Marketing, services and trading                 3         15       15
International energy distribution              30          -        -
Other                                          44         15       10
                                           ------     ------     ----
                                           $1,365     $1,025     $930
                                           ======     ======     ====

------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 4, Uncertainties - Electric Environmental Matters.

(c) The amounts for 2002 and 2003 exclude expenditures associated with a potential LNG terminal expansion. The expansion expenditures, estimated at $25 million in 2002 and $90 million in 2003, are currently expected to be funded through a joint venture via loans or equity contributions from Panhandle or equity investors or by third party financings acceptable to the lenders of the joint venture.

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

     To achieve this vision, CMS Energy announced in October 2001, significant changes in its business strategy in order to strengthen its balance sheet, provide more transparent and predictable future earnings, and lower its business risk by focusing its future business growth primarily in North America. Specifically, the Company plans to sell non-strategic international assets, discontinue its international energy distribution business and sell its entire interest in its Equatorial Guinea oil and gas production and reserves and methanol plant. CMS Energy has entered into a definitive agreement to sell with Marathon Oil Company. CMS Energy also plans to discontinue all new development outside North America, which includes closing all non-U.S. development offices, except for exploration and production projects and prior commitments in the Middle East. CMS Energy is pursuing the sale of these non-strategic and non-performing assets, including those that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different than the remaining book value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances, that these asset sales will occur.

     Consistent with changes in its business strategy, CMS Energy will continue to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. As a result, CMS Energy's focus will be in North America, particularly in the United States' central corridor and in existing operations including commitments in the Middle East. At the plan's completion, approximately 90% of CMS Energy's assets are expected to be in North America.

                                     CMS-12

     CMS Energy is currently evaluating longer-term growth initiatives, including: acquisitions and joint ventures in CMS Energy's North American diversified energy businesses, and expanded and new North American LNG regasification terminals.


DIVERSIFIED ENERGY OUTLOOK

     NATURAL GAS TRANSMISSION OUTLOOK: CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. In October 2001 CMS Trunkline LNG Company announced the expansion of its Lake Charles, Louisiana facility to approximately 1.2 billion cubic feet per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 billion cubic feet from its current storage capacity of 6.3 billion cubic feet. With FERC approval, the expanded facility is planned to be in operation in early 2005. In addition, CMS Energy is pursuing financings and monetizations of several of its assets, including the value created by contracts for capacity at its Lake Charles, Louisiana, LNG receiving facility. By providing additional transportation, storage and other asset-based, value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy is in the process of converting certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products, such as gasoline. CMS Energy is also participating in the Guardian Pipeline project, a 150-mile natural gas pipeline venture from Illinois to Wisconsin to meet the needs of significantly growing markets. In November 2001, Guardian Pipeline closed project financing in the amount of $180 million for construction of the pipeline. Completion and operation of the Guardian Pipeline is expected by November 2002. Panhandle continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers. In May 2001, Trunkline LNG signed an agreement with BG Group of the United Kingdom that provides for a 22-year contract, beginning January 2002, for all the existing uncommitted capacity at Trunkline LNG's facility. CMS Energy and Sempra Energy announced an agreement in October 2001 to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and Southern California. The plant will be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. It will have a send out capacity of approximately 1 billion cubic feet per day of natural gas via a new 40-mile pipeline between the terminal and existing pipelines in the region. Commercial operation of the LNG terminal is expected to begin in late 2005.

     INDEPENDENT POWER PRODUCTION OUTLOOK: CMS Energy's independent power production business plans to complete the restructuring of its operations during 2002 by narrowing the scope of its existing operations and commitments from four regions to two regions: the U.S. and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are non-performing, non-region focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to strive to improve the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants. CMS Energy is currently negotiating a definitive agreement for the sale of its interest in the Loy Yang Power facility in Australia. Even though a deadline has not been established, and the sale cannot be assured, management anticipates that the transaction will close early in 2002.

     OIL AND GAS EXPLORATION AND PRODUCTION OUTLOOK: CMS Energy seeks to accelerate natural gas exploration, development and production in North America by exploiting the significant natural gas potential in its existing properties in West Texas, Wyoming and Montana. CMS Energy also seeks to explore for, or acquire, natural gas reserves in North America where integrated development opportunities exist with other CMS Energy

                                     CMS-13
businesses involved in gathering, processing and pipeline activities. CMS Energy plans to further explore and develop its oil and gas assets in the Republic of Congo, Eritrea, Tunisia, Cameroon, Colombia and Venezuela. In November 2001, CMS Energy announced that it has signed a definitive agreement with Marathon Oil Company for the sale of all of CMS's ownership interests in Equatorial Guinea, West Africa, for approximately $1 billion. Included in the sale are all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The transaction is expected to close in January 2002 and is subject to approval by the Government of Equatorial Guinea.

     MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on wholesale customers such as municipals, cooperative utilities and large industrial customers in the central United States where CMS Energy's existing assets are concentrated. CMS Energy's marketing, services and trading business also intends to contract for use of significant gas transportation and storage assets in the central United States to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue developing importing and marketing opportunities for LNG. CMS Energy plans to capitalize on favorable market conditions for energy performance contracting by expanding its services business in selected markets.

     Recent events related to very large market makers in the energy trading market have raised concerns about the liquidity in this market. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but believes the markets will be stable and grow over the long-term.

     UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the ability to sell or refinance assets or businesses and achieve balance sheet and credit improvement in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, Brazil and Australia; 3) the changes in foreign governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign projects; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the ability to resolve alleged environmental violations at an independent power plant; 6) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; and 7) the expected increase in competition for LNG terminalling services, and the volatility in natural gas prices, creating volatility in LNG terminalling revenues.

     Since the September 11, 2001 terrorists attack in the United States,
CMS Energy has increased security at substantially all facilities and infrastructure, and will continue to evaluate security on an ongoing basis. CMS Energy may be required to comply with potential federal and state regulatory security measures. As a result, CMS Energy anticipates increased operating costs related to security after September 11, 2001 that could be significant. CMS Energy cannot quantify these costs at this time. Additionally, it is not certain that these additional costs will be recovered in Consumers' or Panhandle's rates.

     CMS Energy has become aware that Rouge Steel Company (Rouge), with whom DIG has contracted to provide steam for industrial use and to supply DIG with blast furnace gas at prices significantly less than the cost of natural gas, is pursuing a significant capital investment for their operations which may result in Rouge altering certain of its operational processes as early as 2004. These alterations could have an adverse operational and financial impact on DIG by resulting in Rouge requiring significantly less steam from DIG and not being in a position to provide economical blast furnace gas for DIG's use in the production of steam and electricity. However, these alterations may result in additional electric sales to Rouge that DIG may be able to supply. CMS Energy is currently assessing these potential operational and financial impacts and DIG is evaluating alternatives to its current contractual arrangements with Rouge but CMS Energy cannot predict the ultimate outcome of these matters at this time.


CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric system deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternate energy supplier) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions or changes in economic conditions including utilization and expansion of manufacturing facilities.

                                     CMS-14

     COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' market share and can reduce profit margins.

     Consumers has in the last several years experienced and expects to continue to experience a significant increase in competition for generation services with the introduction of retail direct access in the State of Michigan. Under Michigan's Customer Choice Act, effective in June 2000, all electric customers will have the choice of electric generation suppliers by January 1, 2002.

     The Customer Choice Act imposes certain rate caps that could result in Consumers being unable to collect customer rates sufficient to fully recover its cost of conducting business. Some of these costs may be wholly or partially beyond Consumers' ability to control. In particular, if Consumers needs to purchase power from wholesale suppliers at market-based prices during the period when retail rates are frozen or capped, the rate caps imposed by the Customer Choice Act may make it difficult for Consumers to purchase the power at prices that it could recover in the rates it charges its customers. As a result, it is not certain that Consumers can maintain its profit margins in its electric utility business during the rate freeze.

     In December 2000, as a result of electric restructuring, the MPSC issued a new code of conduct that applies to electric utilities and alternative energy suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services as well as between a utility and its affiliates. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates and could restrict the level of business between Consumers and other CMS Energy subsidiaries or adversely affect the terms on which that business is conducted. The new code of conduct was recently reaffirmed after hearing without substantial modification, and is scheduled to be effective at the end of 2001. Consumers anticipates that it will appeal MPSC orders related to the code of conduct and seek a stay of its effective date. In addition, Consumers anticipates that it will seek waivers to the code of conduct with respect to utility activities that may be prohibited by the new code of conduct, and CMS Energy non-utility subsidiaries may seek waivers for certain of their activities that may be prohibited by the new code of conduct. The full impact of the new code of conduct on CMS Energy's businesses will remain uncertain until the MPSC or appellate courts issue definitive rulings in regard to the implementation issues.

     Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. As of September 2001, neither Consumers nor any of its industrial customers have terminated or restructured any of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts.

     Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry, and recently the House of Representatives passed a bill that is currently before the Senate. If the federal government enacts legislation restructuring the electric industry, then that legislation could potentially affect or even supercede state regulation.

     In part because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, METC. On April 1, 2001, Consumers transferred the transmission facilities to METC. In October 2001, Consumers announced an agreement to sell METC to MTH, an independent limited partnership whose general partner is a subsidiary of Trans-Elect Inc. METC will continue to own and operate the system until the companies meet all conditions of closing, including approval of the

                                     CMS-15
transaction from the FERC. Regulatory approvals and operational transfer are expected to take place in the second quarter of 2002; however, Consumers can make no assurances as to when or if the transaction will be completed. For further information, see Note 4, Uncertainties, Consumers' Electric Utility Rate Matters, incorporated by reference herein.

     CMS Energy cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

     RATE MATTERS: Prior to the enactment of the Customer Choice Act, there were several pending rate issues that could have affected Consumers' electric business. As a result of the passage of this legislation, the MPSC dismissed certain rate proceedings and a complaint filed by ABATE seeking a reduction in rates. ABATE filed a petition for rehearing with the MPSC, which was denied in October 2001.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, Utility Matters, and Note 4, Uncertainties, Consumers' Electric Utility Rate Matters, incorporated by reference herein.

     NUCLEAR MATTERS: In June 2001, an unplanned outage began at Palisades that negatively affected, and will continue to negatively affect, power costs through fourth quarter 2001. On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components immediately, as opposed to partially repairing the components now followed eventually by complete replacement during a future outage. The Company adopted this approach because it provides more certainty of schedule for return to service, greater regulatory acceptability, and avoids future plant outage time and associated replacement power costs. Installation of the new components is expected to be completed in December 2001, with the plant expected to return to service in January 2002. Consumers cannot, however, make any assurances as to the date on which the new components will be installed or the plant will return to service. For further information and material changes relating to nuclear matters, see
Note 4, Uncertainties, Nuclear Matters, incorporated by reference herein.

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC; 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; d) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; e) the ability to sell wholesale power at market based rates; f) the effect of the transfer of Consumers transmission facilities to METC and its successful disposition or integration into an RTO; and g) the MPSC adoption of proposed electric distribution performance standards requiring customer credits for prolonged outages; 5) the power outage at Palisades and the incremental cost of replacement power and maintenance; and 6) the effects of derivative accounting and

                                     CMS-16
potential earnings volatility. For detailed information about these trends or uncertainties, see Note 4, Uncertainties, incorporated by reference herein.


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

     During the spring and summer months of 2001, Consumers purchased natural gas for inventory to meet anticipated future customer needs during the winter heating season. Consumers anticipates that it will incur financing costs on these natural gas purchases that are higher than the costs recovered in current rates.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) implementation of the permanent gas customer choice program for all gas retail customers; 4) any initiatives undertaken to protect customers against gas price increases; and 5) market and regulatory responses to increases in gas costs. For detailed information about these uncertainties, see Note 4, Uncertainties, incorporated by reference herein.


CONSUMERS' OTHER OUTLOOK

     Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

     In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separated from future rates and the services could be provided by an approved third party. Consumers was directed to make this filing in connection with its June 2001 request for a gas service rate increase and Consumers has complied with this request.


OTHER MATTERS

FOREIGN CURRENCY TRANSLATION

     CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. During the first nine months of 2001, the change in the

                                     CMS-17
foreign currency translation adjustment decreased equity by $64 million, of which $17 million was recognized during the third quarter, net of after-tax hedging proceeds. Although management currently believes that the currency exchange rate fluctuations over the long term will not have a material adverse affect on CMS Energy's financial position, liquidity or results of operations, CMS Energy hedges its exposure to the Argentine peso. Previous hedges for the Australian dollar and the Brazilian real expired during the third quarter. CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts on the Argentine peso was $223 million at September 30, 2001. The estimated fair value of the foreign exchange and option contracts at September 30, 2001 was $18 million, which represents the amount CMS Energy would receive upon settlement.

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


NEW ACCOUNTING RULES

     During July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 effective July 1, 2001 will result in CMS Energy accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the standard. At September 30, 2001 the amount of unamortized goodwill was $824 million. Goodwill amortization was approximately $6 million and $18 million, excluding the effects of write-downs, for the three months and nine months ended September 30, 2001, respectively. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. CMS Energy is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets upon adoption.

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

     FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001 that supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.

                                     CMS-18

     SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in CMS Energy accounting for any future impairments or disposals of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting principles used in previous asset impairments or disposals.

     In October 2001, the FASB also issued clarifying guidance for Derivative Implementation Issue No. C15, Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity, and final guidance for Derivative Implementation Issue No. C16, Scope
Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts That Combine a Forward Contract and a Purchased Option Contract. These issues could have a significant impact upon the implementation of derivative accounting for certain contracts, and are effective January 1, 2002 and April 1, 2002, respectively.

                                     CMS-19

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                     SEPEMBER 30                   SEPEMBER 30
                                                                               ---------------------          ---------------------
                                                                                 2001           2000             2001          2000
                                                                               ------         ------          -------       -------
                                                                                        IN MILLIONS, EXCEPT PER SHARE AMOUNTS
OPERATING REVENUE
  Electric utility                                                             $  738         $  715          $ 2,027        $2,002
  Gas utility                                                                     149            142              928           765
  Natural gas transmission                                                        205            247              854           604
  Independent power production                                                     97            144              314           357
  Oil and gas exploration and production                                           62             33              158            96
  Marketing, services and trading                                               1,743          1,034            7,176         1,776
  Other                                                                             2              8               15            20
                                                                               ------         ------          -------        ------
                                                                                2,996          2,323           11,472         5,620
                                                                               ------         ------          -------        ------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                   94            104              265           286
    Purchased and interchange power - Marketing, services and trading           1,283            574            4,282           685
    Purchased and interchange power                                               190            140              416           311
    Purchased power - related parties                                             155            141              399           438
    Cost of gas sold - Marketing, services and trading                            377            471            2,519         1,065
    Cost of gas sold                                                              120            133              991           560
    Other                                                                         336            254            1,060           717
                                                                               ------         ------          -------        ------
                                                                                2,555          1,817            9,932         4,062
  Maintenance                                                                      60             67              190           214
  Depreciation, depletion and amortization                                        125            145              388           446
  General taxes                                                                    54             57              177           178
  Loss contracts and reduced asset valuations (Note 3)                            603              -              603             -
                                                                               ------         ------          -------        ------
                                                                                3,397          2,086           11,290         4,900
                                                                               ------         ------          -------        ------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                                (62)           118              157           342
  Gas utility                                                                      (1)             9               81            44
  Natural gas transmission                                                          8             48              146           172
  Independent power production                                                   (327)            51             (273)          137
  Oil and gas exploration and production                                          (25)            10               16            16
  Marketing, services and trading                                                  20             (2)              78             2
  Other                                                                           (14)             3              (23)            7
                                                                               ------         ------          -------        ------
                                                                                 (401)           237              182           720
                                                                               ------         ------          -------        ------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                                  -              -                -             2
  Accretion expense                                                                (9)            (8)             (26)          (25)
  Gain on asset sales, net of foreign currency translation losses of $25
   in 2000                                                                          -              7               10            76
  Other, net                                                                        6              4               17            12
                                                                               ------         ------          -------        ------
                                                                                   (3)             3                1            65
                                                                               ------         ------          -------        ------
EARNINGS (LOSS) BEFORE INTEREST AND TAXES                                        (404)           240              183           785
                                                                               ------         ------          -------       -------
FIXED CHARGES
  Interest on long-term debt                                                      139            152              426           443
  Other interest                                                                   18             10               46            17
  Capitalized interest                                                             (7)           (14)             (34)          (34)
  Preferred dividends                                                               -              -                1             1
  Preferred securities distributions                                               25             24               71            71
                                                                               ------         ------          -------        ------
                                                                                  175            172              510           498
                                                                               ------         ------          -------        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
 MINORITY INTERESTS                                                              (579)            68             (327)          287

INCOME TAXES (BENEFITS)                                                          (196)            17             (108)           78
MINORITY INTERESTS                                                                  1              -                3             1
                                                                               ------         ------          -------        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                         (384)            51             (222)          208

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $20 (NOTE 2)                      (185)             2             (185)            4
                                                                               ------         ------          -------        ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         (569)            53             (407)          212

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR TREATMENT OF INVENTORY,
 NET OF TAX BENEFIT OF $(2)                                                         -              -                -            (5)
                                                                               ------         ------          -------        ------
CONSOLIDATED NET INCOME (LOSS)                                                 $ (569)        $   53          $  (407)       $  207
                                                                               ======         ======          =======        ======


                                     CMS-20

                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                    SEPEMBER 30                   SEPEMBER 30
                                                                               ---------------------          ---------------------
                                                                                 2001           2000             2001          2000
                                                                               ------         ------          -------        ------
AVERAGE COMMON SHARES OUTSTANDING                                                 133            110              130           111
                                                                               ======         ======          =======        ======
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE:
  CONTINUING OPERATIONS                                                        $(2.89)        $  .47          $ (1.71)       $ 1.83
  DISCONTINUED OPERATIONS                                                      $(1.40)        $  .02          $ (1.42)       $  .03
                                                                               ------         ------          -------        ------
                                                                               $(4.29)        $  .49          $ (3.13)       $ 1.86
                                                                               ======         ======          =======        ======
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE:
  CONTINUING OPERATIONS                                                        $(2.89)        $  .47          $ (1.71)       $ 1.82
  DISCONTINUED OPERATIONS                                                      $(1.40)        $  .02          $ (1.42)       $  .03
                                                                               ------         ------          -------        ------
                                                                               $(4.29)        $  .49          $ (3.13)       $ 1.85
                                                                               ======         ======          =======        ======
DIVIDENDS DECLARED PER COMMON SHARE                                            $ .365         $ .365          $ 1.095        $1.095
                                                                               ======         ======          =======        ======

   The accompanying condensed notes are an integral part of these statements.

                                     CMS-21

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                           ----------------------
                                                                                             2001            2000
                                                                                           ------          ------
                                                                                                 IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                                  $ (407)         $  207
    Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation, depletion and amortization (includes nuclear
       decommissioning of $5 and $29, respectively)                                           388             446
      Contract losses and asset revaluations (Note 3)                                         628               -
      Discontinued operations (Note 2)                                                        185              (4)
      Capital lease and debt discount amortization                                             17              25
      Accretion expense                                                                        26              25
      Accretion income - abandoned Midland project                                              -              (2)
      MCV power purchases                                                                      (9)            (42)
      Undistributed earnings from related parties                                              (2)           (125)
      Cumulative effect of an accounting change                                                 -               7
      Gain on the sale of assets, net of foreign currency translation losses                  (10)            (76)
      Changes in other assets and liabilities:
        Decrease (increase) in accounts receivable and accrued revenues                       180            (592)
        Increase in inventories                                                              (365)           (143)
        Increase (decrease) in accounts payable and accrued expenses                         (334)            454
        Decrease in deferred income taxes and investment tax credit                           (30)             (2)
        Regulatory obligation - gas choice                                                    (16)             27
        Changes in other assets and liabilities                                                (5)            (42)
                                                                                           ------          ------
       Net cash provided by operating activities                                              246             163
                                                                                           ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                          (862)           (732)
  Acquisition of companies, net of cash acquired                                                -             (74)
  Investments in partnerships and unconsolidated subsidiaries                                (163)            (48)
  Cost to retire property, net                                                                (73)            (78)
  Proceeds from sale of property                                                              109             583
  Other                                                                                        (5)            (23)
                                                                                           ------          ------
       Net cash used in investing activities                                                 (994)           (372)
                                                                                           ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                      1,644             758
  Proceeds from trust preferred securities                                                    121             220
  Issuance of common stock                                                                    334               3
  Retirement of bonds and other long-term debt                                               (923)           (328)
  Retirement of trust preferred securities                                                      -            (250)
  Repurchase of common stock                                                                   (5)           (129)
  Payment of common stock dividends                                                          (135)           (122)
  Increase (decrease) in notes payable, net                                                  (250)            228
  Payment of capital lease obligations                                                        (17)            (22)
  Other financing                                                                              10               -
                                                                                           ------          ------
       Net cash provided by financing activities                                              779             358
                                                                                           ------          ------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                            31             149

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                      182             132
                                                                                           ------          ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                         $  213          $  281
                                                                                           ======          ======

                                     CMS-22

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                        -----------------------
                                                                                           2001            2000
                                                                                        -------          ------
                                                                                               IN MILLIONS

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                            $   450          $  423
  Income taxes paid (net of refunds)                                                         (6)             24
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                               $    13          $    3
  Other assets placed under capital leases                                                   15              10
                                                                                        =======          ======

     All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

   The accompanying condensed notes are an integral part of these statements.

                                     CMS-23

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30           DECEMBER 31       SEPTEMBER 30
                                                                                   2001                  2000               2000
                                                                           ------------           -----------        -----------
                                                                            (UNAUDITED)                              (UNAUDITED)
                                                                                                  IN MILLIONS

ASSETS
PLANT AND PROPERTY (AT COST)
  Electric utility                                                              $ 7,513               $ 7,241            $ 7,146
  Gas utility                                                                     2,566                 2,503              2,529
  Natural gas transmission                                                        2,207                 2,191              2,119
  Independent power production                                                      888                   398                736
  Oil and gas properties (successful efforts method)                                783                   630                577
  International energy distribution                                                 215                   258                460
  Other                                                                              91                   101                 96
                                                                                -------               -------            -------
                                                                                 14,263                13,322             13,663
  Less accumulated depreciation, depletion and amortization                       6,735                 6,252              6,315
                                                                                -------               -------            -------
                                                                                  7,528                 7,070              7,348
  Construction work-in-progress                                                     567                   761                817
                                                                                -------               -------            -------
                                                                                  8,095                 7,831              8,165
                                                                                -------               -------            -------
INVESTMENTS
  Independent power production                                                      781                   924                959
  Natural gas transmission                                                          540                   436                410
  Midland Cogeneration Venture Limited Partnership                                  296                   290                273
  First Midland Limited Partnership                                                 249                   245                241
  Other                                                                              93                   121                 69
                                                                                -------               -------            -------
                                                                                  1,959                 2,016              1,952
                                                                                -------               -------            -------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market            213                   182                281
  Accounts receivable - Marketing, services and trading, less
   allowances of $4, $3 and $2, respectively                                        634                   526                837
  Accounts receivable, notes receivable and accrued revenue, less
   allowances of $16, $15 and $20, respectively                                     585                   914                741
  Inventories at average cost
    Gas in underground storage                                                      630                   297                334
    Materials and supplies                                                          145                   124                172
    Generating plant fuel stock                                                      50                    46                 48
  Deferred income taxes                                                               -                    39                 28
  Prepayments and other                                                             295                   325                241
                                                                                -------               -------            -------
                                                                                  2,552                 2,453              2,682
                                                                                -------               -------            -------
NON-CURRENT ASSETS
  Regulatory Assets
    Securitization costs                                                            710                   709                  -
    Postretirement benefits                                                         214                   232                317
    Abandoned Midland Project                                                        12                    22                 28
    Unamortized nuclear costs                                                         -                     6                476
    Other                                                                            89                    87                116
  Goodwill, net                                                                     824                   891                903
  Nuclear decommissioning trust funds                                               568                   611                617
  Notes receivable - related party                                                  163                   155                180
  Notes receivable                                                                  142                   150                148
  Other                                                                             761                   688                657
                                                                                -------               -------            -------
                                                                                  3,483                 3,551              3,442
                                                                                -------               -------            -------
TOTAL ASSETS                                                                    $16,089               $15,851            $16,241
                                                                                =======               =======            =======

                                     CMS-24

                                                                   SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                                           2001           2000            2000
                                                                   ------------   ------------    ------------
                                                                   (UNAUDITED)                    (UNAUDITED)
                                                                                  IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholders' equity                                          $ 1,987     $ 2,361        $ 2,300
  Preferred stock of subsidiary                                             44          44             44
  Company-obligated convertible Trust Preferred Securities
   of subsidiaries(a)                                                      694         694            694
  Company-obligated mandatorily redeemable preferred securities
   of Consumer's subsidiaries(a)                                           520         395            395
  Long-term debt                                                         7,402       6,770          7,246
  Non-current portion of capital leases                                     57          54             81
                                                                       -------     -------        -------
                                                                        10,704      10,318         10,760
                                                                       -------     -------        -------
MINORITY INTERESTS                                                          82          88            221
                                                                       -------     -------        -------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     802         707            542
  Notes payable                                                            153         403            432
  Accounts payable                                                         593         614            620
  Accounts payable - Marketing, services and trading                       392         410            735
  Accrued interest                                                         155         159            145
  Accrued taxes                                                             72         309            276
  Accounts payable - related parties                                        68          70             67
  Deferred income taxes                                                      9           -              -
  Other                                                                    657         530            515
                                                                       -------     -------        -------
                                                                         2,901       3,202          3,332
                                                                       -------     -------        -------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                    646         749            639
  Postretirement benefits                                                  347         437            450
  Deferred investment tax credit                                           104         110            119
  Regulatory liabilities for income taxes, net                             270         246             86
  Power loss contract reserves                                             365          54             37
  Gas supply contract obligations                                          291         304            283
  Other                                                                    379         343            314
                                                                       -------     -------        -------
                                                                         2,402       2,243          1,928
                                                                       -------     -------        -------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 4)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                         $16,089     $15,851        $16,241
                                                                       =======     =======        =======

------------
(a) For further discussion, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

   The accompanying condensed notes are an integral part of these statements.

                                     CMS-25

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                    SEPEMBER 30                     SEPEMBER 30
                                                                               ---------------------           --------------------
                                                                                 2001           2000             2001          2000
                                                                               ------         ------           ------        ------
                                                                                                   IN MILLIONS
COMMON STOCK
  At beginning and end of period                                               $    1         $    1           $    1        $    1

OTHER PAID-IN CAPITAL
  At beginning of period                                                        3,264          2,626            2,936         2,749
  Common stock repurchased                                                         (5)             -               (5)         (129)
  Common stock reacquired                                                           -            (14)               -           (14)
  Common stock reissued                                                             -              8                -            11
  Common stock issued                                                               6              3              334             6
                                                                               ------         ------           ------        ------
      At end of period                                                          3,265          2,623            3,265         2,623
                                                                               ------         ------           ------        ------
REVALUATION CAPITAL
  Investments
    At beginning of period                                                         (4)             1               (2)            3
    Unrealized gain (loss) on investments (a)                                      (1)             -               (3)           (2)
                                                                               ------         ------           ------        ------
      At end of period                                                             (5)             1               (5)            1
                                                                               ------         ------           ------        ------
  Derivative Instruments
    At beginning of period (b)                                                    (24)             -               13             -
    Unrealized gain (loss) on derivative instruments (a)                          (15)             -              (44)            -
    Reclassification adjustments included in consolidated net income (a)            -              -               (8)            -
                                                                               ------         ------           ------        ------
      At end of period                                                            (39)             -              (39)            -
                                                                               ------         ------           ------        ------
FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                         (301)          (173)            (254)         (108)
  Change in foreign currency translation realized from asset sale (a)               -              -                -            25
  Change in foreign currency translation (a)                                      (17)           (48)             (64)         (138)
                                                                               ------         ------           ------        ------
      At end of period                                                           (318)          (221)            (318)         (221)
                                                                               ------         ------           ------        ------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                         (252)          (117)            (320)         (189)
  Consolidated net income (a)                                                    (569)            53             (407)          207
  Common stock dividends declared                                                 (96)           (40)            (190)         (122)
                                                                               ------         ------           ------        ------
      At end of period                                                           (917)          (104)            (917)         (104)
                                                                               ------         ------           ------        ------
TOTAL COMMON STOCKHOLDERS' EQUITY                                              $1,987         $2,300           $1,987        $2,300
                                                                               ======         ======           ======        ======

------------

(a)  Disclosure of Comprehensive Income:

       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
            $1, $-, $1 and $1, respectively                                    $  (1)         $   -            $  (3)        $  (2)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
            net of tax of $2, $-, $13 and $-, respectively                       (15)             -              (44)            -
           Reclassification adjustments included in consolidated net income,
            net of tax of $-, $-, $4 and $-, respectively                          _              -               (8)            -
       Foreign currency translation, net                                         (17)           (48)             (64)         (113)
       Consolidated net income                                                  (569)            53             (407)          207
                                                                               -----         ------            -----         -----
       Total Consolidated Comprehensive Income                                 $(602)         $   5            $(526)        $  92
                                                                               =====         ======            =====         =====

(b) Nine months ended September 30, 2001 reflects the cumulative effect of change in accounting principle, net of $(8) tax (Note 7)

The accompanying condensed notes are an integral part of these statements.

                                     CMS-26

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


1: CORPORATE STRUCTURE AND BASIS OF PRESENTATION


CORPORATE STRUCTURE AND BASIS OF PRESENTATION

     CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving Michigan's Lower Peninsula, is a subsidiary of CMS Energy. Enterprises, through subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; oil and gas exploration and production; and energy marketing, services and trading.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three and nine months ended September 30, 2001, undistributed equity earnings were $28 million and $2 million, respectively, compared to $24 million and $125 million for the three and nine months ended September 30, 2000, respectively. Intercompany transactions and balances have been eliminated.

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

                                     CMS-27

     For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. During the first nine months of 2001, the change in the foreign currency translation adjustment decreased equity by $64 million, net of after-tax hedging proceeds.


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

     In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount, which is now included as a component of securitization assets. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of September 30, 2001, Consumers had a net investment in energy supply facilities of $1.284 billion included in electric plant and property. See Note 4, Uncertainties.


2: DISCONTINUED OPERATIONS

     In September 2001, management recommended and the Board of Directors approved, a plan to discontinue the operations of the International Energy Distribution segment. Incorporated in 1996, CMS Electric and Gas had been formed to purchase, invest in and operate gas and electric distribution systems worldwide and currently, has significant ownership interests in electric distribution companies located in Brazil and Venezuela. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur within one year.

                                     CMS-28

The following summarizes the balance sheet information of the discontinued operations:


                                                                        September 30
                                                                   ------------------------
                                                                   2001            2000(a)
                                                                   ----            -------
                                                                         In millions

Assets
 Accounts receivable, net                                           $11                $75
 Materials and supplies                                               8                 14
 Property, plant and equipment, net                                  10                454
 Goodwill                                                            34                 54
 Deferred taxes                                                      26                 27
 Other                                                               30                 54
                                                                   ----               ----
                                                                   $119               $678
                                                                   ----               ----

Liabilities
 Accounts payable                                                   $13                $31
 Current and long-term debt                                           3                 85
 Accrued taxes                                                       --                 27
 Minority interest                                                   47                151
 Other                                                               20                 34
                                                                   ----               ----
                                                                   $ 83               $328
                                                                   ----               ----

-----------

(a) For the nine months ended September 30, 2000, total assets included assets of EDEERSA, which was subsequently sold, of $289 million. Total liabilities included debt and other liabilities of EDEERSA of $77 million and $34 million, respectively.

     Revenues from such operations were $105 million and $196 million for the nine months ended September 30, 2001 and 2000, respectively. In accordance with APB Opinion No. 30, the net losses of the operation are included in the consolidated statements of income under "discontinued operations". The pre-tax loss recorded for the period ended September 30, 2001 on the anticipated sale of the operation was $203 million, which included a reduction in asset values, a provision for anticipated closing costs and operating losses until disposal, and a portion of CMS Energy's interest expense. Interest expense was allocated to the operation based on its ratio of total capital to that of CMS Energy. See table below for income statement components of the discontinued operations.

                                                                                   Nine months ended
                                                                                     September 30
                                                                                ----------------------
                                                                                 2001             2000
                                                                                -----             ----
                                                                                      In millions

Discontinued operations:
 Income (loss) from discontinued operations, net of taxes of $1                   $(2)              $4
 Loss on disposal of discontinued operations, including provision of $1 for operating losses during phase-out period, net of
  tax benefit of $21                                                             (183)              --
                                                                                -----               --
                  Total                                                         $(185)              $4
                                                                                -----               --


3: LOSS CONTRACTS AND REDUCED ASSET VALUATIONS

     DEARBORN INDUSTRIAL GENERATION LOSS CONTRACT: In 1998, DIG, which operates the Dearborn Industrial Generation complex, a 710 MW combined cycle facility constructed primarily to fulfill the contract requirements, executed Electric Sales Agreements with Ford Motor Company, Rouge Industries and certain other Ford and Rouge affiliates that require DIG to deliver up to 300 MWs of electricity at pre-determined prices for a fifteen year term beginning in June 2000. As a result of continued plant construction delays, the majority of the DIG project did not achieve commercial operation until the third quarter of 2001. At that time,

                                     CMS-29

     DIG entered into long-term natural gas fuel contracts that fixed portions of the anticipated fuel requirements related to the electricity contracts and defined an operational model that reasonably reflects the expected economics of the project and the contracts involved. Based on this operational model, CMS Energy determined the estimated costs to perform under the electric contracts using an incremental-cost (net of revenues) approach. Using this approach, CMS Energy estimated that the incremental costs to provide electricity under the Electric Sales Agreements exceeded the anticipated revenues to be earned over the life of the contracts by $200 million. Accordingly, in the third quarter, CMS Energy recorded a reserve for the loss on these contracts of $200 million ($130 million after-tax, or $.98 per basic and diluted share) in "Loss contracts and reduced asset valuations" on the Consolidated Statements of Income.

     MIDLAND COGENERATION VENTURE LOSS CONTRACT: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. Management's assumptions of these factors have changed significantly enough that the expectation of the level of future underrecoveries has increased. As a result, in September 2001, Consumers increased the PPA liability by $126 million ($82 million, after-tax, or $.62 per basic and diluted share), which appears on the Consolidated Statements of Income in the caption "Loss contracts and reduced asset valuations". Management believes that, following this increase, the liability adequately reflects the PPA's future effect on Consumers. At September 30, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $122 million and $55 million, respectively. For further discussion on the impact of the frozen PSCR, see Note 4, Uncertainties - Electric Rate Matters.

     PLANNED DIVESTITURES AND REDUCED ASSET VALUATIONS: Implementing a new strategic direction of CMS Energy has resulted in assets and development projects that have been identified by the business units as non-strategic or non-performing. These assets include, both domestic and international, electric power plants, gas processing facilities, exploration and production assets and certain equity method and other investments. CMS Energy has written off the carrying value of the development projects that will no longer be pursued. In addition, management evaluated the operating assets for impairment in accordance with the provisions of SFAS No. 121 for asset projects and APB Opinion No. 18 for equity investments. Based on this evaluation, certain of these assets were determined to be impaired. Reductions in asset valuations related to these write-downs were recognized in the third quarter in the amount of $277 million ($203 million, after tax, or $1.53 per basic and diluted share) to reflect the excess of the carrying value of these assets over their fair value. The charges are reflected in the Consolidated Statements of Income under the caption "Loss contracts and reduced asset valuations".

     CMS Energy is pursuing the sale of all of these non-strategic and non-performing assets, including those that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different than the remaining book value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that these asset sales will occur.

     OTHER CHARGES: The total of other charges recognized in the third quarter were $25 million ($15 million, after tax, or $.11 per basic and diluted share) that consisted of the following items:

     In 1996, Consumers filed with the FERC and self-implemented OATT transmission rates. Certain intervenors contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been

                                     CMS-30
reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, the company believed that certain issues would be decided in Consumers' favor, and that a relatively quick order would be issue by the FERC regarding this matter. However, due to changes in regulatory interpretations Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will also be in compliance with the PFD until an order from the FERC is received.

     In 1996, Consumers and its wholesale customers entered into five-year contracts that fixed the portion of nuclear decommissioning costs that were expected to end in 2001 associated with these customers. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs attributed to wholesale customers. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

     Panhandle recorded a lower of cost or market adjustment of $7 million in the third quarter of 2001, reducing its current gas inventory to market value.

     Loss contracts, reduced asset valuations and other charges recognized by CMS Energy business segments during the third quarter of 2001 are as follows:



Business Segment                                    Pre-tax impact             After-tax impact
----------------                                    --------------             ----------------
                                                                    In millions
Valuation Losses:
  Natural Gas Transmission                                    $ 36                         $ 24
  Independent Power Production                                 178                          138
  Oil and Gas Exploration & Production                          49                           32
  Corporate                                                     14                            9
                                                              ----                         ----
Total Valuation Losses                                         277                          203
                                                              ----                         ----
Loss Contracts:
  Consumers Electric Utility                                   126                           82
  Independent Power Production                                 200                          130
                                                              ----                         ----
Total Loss Contracts                                           326                          212
                                                              ----                         ----
Subtotal:                                                      603                          415
                                                              ----                         ----
Other Charges:
  Consumers Electric Utility                                    18                           11
  Panhandle                                                      7                            4
                                                              ----                         ----
Grand Total                                                   $628                         $430
                                                              ----                         ----

                                     CMS-31

4: UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

     ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $470 million and $560 million, calculated in year 2001 dollars. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004. As of September 2001, Consumers has incurred $251 million in capital expenditures to comply with these regulations.

     At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined.

     Beginning January 2004, an annual return of and on these capital expenditures above depreciation levels are expected to be recoverable, subject to an MPSC prudence hearing, in future rates.

     These and other required environmental expenditures may have a material adverse effect upon our financial condition and results of operations.

     Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers does, however, believe that these costs are recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of September 30, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

                                     CMS-32

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

     ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of September 30, 2001, Consumers spent $25 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $13 million in 2001 and 2002, until Consumers sells METC to MTH, as discussed below under "Transmission Business".

     In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final financing order, respectively. In January 2001, Consumers accepted the MPSC's final financing order. Although the Michigan Attorney General appealed the financing order after Consumers accepted the order, the Attorney General did not appeal the order to the Michigan Supreme Court after the Michigan Court of Appeals unanimously affirmed the MPSC's order in July 2001.

     The orders authorize Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in offsetting substantially all of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter, that Consumers was required to implement by the Customer Choice Act. Actual cost savings from Securitization depends upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $13 million annually.

     In November 2001, Consumers Funding LLC, a special purpose subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years and have an average interest rate of 5.3 percent.

     Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a securitization charge and a tax charge beginning in December

                                     CMS-33

2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, October 20, 2015, and no more than quarterly thereafter. Current electric rates will not increase for most of Consumers' electric customers under the MPSC's order. Funds collected will be remitted to the trustee for the Securitization bonds and are not available to Consumers' creditors.

     Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred, which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. In December 2001, the amortization will be reestablished based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. The amortization amount is expected to be approximately $31 million in 2002 and the securitized assets will be fully amortized by the end of 2015.

     In September 1999, Consumers began implementing a plan for electric retail customer open access. In 1998, Consumers submitted this plan to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

     POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. As it has in previous summers, Consumers is planning for a reserve margin of 15 percent for the summers 2002 and 2003. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of October 2001, alternative electric service providers are providing service to 223 MW of retail open access requirements. In June 2001, an unscheduled plant outage commenced at Palisades that will affect future power costs. Consumers has secured additional power and expects to have sufficient power to meet its customers' needs. For further information, refer to the "Nuclear Matters" section of this note.

     To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2001 was approximately $61 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of September 30, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts partially covering the estimated reserve margin requirements for summers 2002 through 2008, at a recognized cost of $73 million, of which $27 million pertains to 2002.

     In 1996, as a result of efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the

                                     CMS-34
companies jointly operate the MEPCC. Detroit Edison and Consumers negotiated to restructure and continue certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long term financial impact of terminating these joint merchant operations with Detroit Edison.

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

     Consumers is authorized by the FERC to sell power at wholesale prices that are either 1) no greater than its cost-based rates or 2) at market price. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a market dominance analysis in October 2001. In September 2001, the FERC staff issued a report suggesting that the FERC may reconsider the method it currently uses to evaluate market power assessments for electric generators. If the FERC determines that this method is not sufficient, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale power at market-based prices and may be limited to charging prices no greater than its cost-based rates. A decision on reliance of the current assessment method is not expected for several months.

     TRANSMISSION BUSINESS: In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company by December 31, 2001.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC-approved RTO. In October 2000, Consumers filed a request with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, METC. This request was granted in January 2001. In December 2000, the MPSC issued an order authorizing an anticipated sale or ownership transfer of Consumers' transmission facilities. On April 1, 2001, the transfer of the electric transmission facilities to METC took place.

     In October 2001, in compliance with Michigan's Customer Choice Act, and in conformance with FERC Order No. 2000, Consumers executed an agreement to sell METC for approximately $290 million to MTH, an independent limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. MTH and Consumers are currently seeking to satisfy the conditions of closing including approval of the transaction from the FERC. Consumers will continue to own and operate the system until all approvals are received and the sale is final. Regulatory

                                     CMS-35
approvals and operational transfer are expected to take place in the second quarter of 2002; however, Consumers can make no assurances as to when or if the transaction will be completed. METC will continue to maintain the system under a long-term contract with MTH.

     Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset which it can not control. As a result of the sale of its transmission facilities, Consumers anticipates that after tax earnings will be reduced by approximately $6 million and $14 million in 2002 and 2003, respectively. Through 2005, Consumers' total revenues should not be materially affected from the sale of METC due to frozen retail rates.

     Under the agreement with MTH, transmission rates charged to Consumers' bundled electric customers will be frozen at current levels until December 31, 2005 and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import power into Michigan, as required by the Customer Choice Act.

     In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the sale or transfer of transmission facilities without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights that preceded the transfer of the transmission facilities to METC. In August 2001, the parties reached two settlements that would either fully or partially resolve this litigation. The settlements were approved by the Michigan circuit court and are contingent upon the approval by the FERC and certain other contingencies. The circuit court has retained jurisdiction over the matter.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC, which was denied in October 2001.

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

     Also, in July 2001, Consumers received an order from the MPSC that proposed electric distribution performance standards applicable to electric distribution companies operating in Michigan. The proposed performance standards would establish standards related to outage restoration, safety, and customer relations. Failure to meet the proposed performance standards would result in customer credits. Consumers has submitted comments to the MPSC. Consumers cannot predict the outcome of the proposed performance standards.

                                     CMS-36

     In 1996, Consumers filed with the FERC and self-implemented OATT transmission rates. Certain intervenors contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, the company believed that certain issues would be decided in Consumers' favor, and that a relatively quick order would be issue by the FERC regarding this matter. However, due to changes in regulatory interpretations Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will also be in compliance with the initial decision until an order from the FERC is received.


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

     Summarized Statements of Income for CMS Midland and CMS Holdings


                                                                                                Nine Months Ended
                                                                                                    September 30
                                                                                               -------------------
                                                                                               2001           2000
                                                                                               ----           ----
                                                                                                   In Millions
Pretax operating income                                                                         $31            $35
Income taxes and other                                                                            9             11
                                                                                                ---            ---
Net income                                                                                      $22            $24
                                                                                                ---            ---

     Power Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power

                                     CMS-37
costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' strategic planning process, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the PPA's future affect on Consumers. At September 30, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $122 million and $55 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:



                                                                   2001        2002       2003       2004     2005
                                                                   ----        ----       ----       ----     ----
                                                                                       In Million
Estimated cash underrecoveries at 98.5%, net of tax                 $37         $38        $37        $36      $35


     In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the appellate court's order.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2001, Consumers has a recorded liability to the DOE of $135 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

                                     CMS-38

     In July 2000, the DOE reached a settlement agreement with another utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement xagreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of such settlement. Consumers is evaluating this matter further. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. Consumers is evaluating those rulings and their applicability to its contracts with the DOE.

     NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, is currently conducting an inspection to oversee the Palisades unplanned outage, which is discussed in more detail below.

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

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

     In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC took place in May 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to

                                     CMS-39
additional financial impacts.

     On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components immediately, as opposed to partially repairing the component followed eventually by complete replacement during a future outage. The Company adopted this approach because it provides more certainty of schedule for return to service, greater regulatory acceptability, and avoids future plant outage time and associated replacement power costs. Installation of the new components is expected to be completed in December 2001, with the plant expected to return to service in January 2002. Consumers cannot, however, make any assurances as to the date on which the new components will be installed or the plant will return to service. Consumers estimates capital expenditures for the components and their installation to be approximately $25 to $30 million.

     From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power and maintenance costs associated with the outage is currently estimated to be approximately $.49 per share of CMS Energy Common Stock. An additional month of incremental replacement power and maintenance costs would impact net income by approximately an additional $.06 to $.07 per share of CMS Energy Common Stock. However, replacement power and maintenance costs in early 2002, if any, would be offset by the postponement of a previously scheduled refueling outage in 2002, which is now not needed until 2003. Consumers expects to have sufficient power at all times to meet its load requirements from its other plants or purchase arrangements.

     NUCLEAR DECOMMISSIONING: In 1996, Consumers and its wholesale customers entered into five-year contracts that fixed the portion of nuclear decommissioning costs that were expected to end in 2001 associated with these customers. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs attributed to wholesale customers. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

CONSUMERS' GAS UTILITY CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, including those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the total costs to be between $82 million and $113 million. These estimates are based on discounted 2001 costs. As of September 30, 2001, Consumers has an accrued liability of $60 million, (net of $22 million of expenditures incurred to date), and a regulatory asset of $71 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and

                                     CMS-40
amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers' current general gas rate case considers the prudence of manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002.

CONSUMERS' GAS UTILITY RATE MATTERS

     GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program which froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities.

     GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to exceed a ceiling price of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers charges customers the amount that it pays for natural gas in the reconciliation process. In December 2000, Consumers initiated the negotiations, requesting a ceiling price of $5.69 per mcf. The settlement reflects the decreasing prices in the natural gas market. The settlement does not affect Consumers' June 2001 request to the MPSC for the gas service rate increase. The MPSC also approved a methodology to adjust for market price increases quarterly without returning to the MPSC for approval.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a gas service rate increase. If the MPSC approves Consumers' request, then Consumers could bill an additional amount of approximately $6.50 per month, representing a 10% increase in the typical residential customer's average monthly bill. Consumers is seeking a 12.25% authorized return on equity. Contemporaneously with this filing, Consumers has requested partial and immediate relief in the amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates and actual earnings below the authorized return. In October 2001, Consumers revised its filing to reflect lower operating costs and is now requesting a $133 million gas service rate increase.

PANHANDLE MATTERS

     REGULATORY MATTERS: In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement with the FERC which is supported by most of the customers and affected producers. That settlement was approved by the Commission in October 2001. At September 30, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $63 million and $59 million, respectively, due from natural gas producers, and Other Current Liabilities included $63 million and $59 million, respectively, for related obligations. The settlement provides for a reduction in these balances resulting in an amount due from natural gas producers of $33 million and an amount due to jurisdictional customers of $29 million. These adjustments will be recorded in the fourth quarter.

     In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing is in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline by January 2002.

                                     CMS-41

Panhandle owns a one-third interest in the venture along with TEPPCO Partners L.P. and Marathon Ashland Petroleum L.L.C. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

     In July 2001, Panhandle filed a settlement with customers on Order 637 matters to resolve matters including capacity release and imbalance penalties, among others. On October 12, 2001 FERC issued an order approving the settlement, with modifications. This order is pending potential requests for rehearing. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

     In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement will take effect in January 2002. This will result in reduced revenues from 2001 levels but less volatility due to the 22-year contract with BG LNG Services.

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

OTHER UNCERTAINTIES

     CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. We have reached a settlement with the state, pursuant to which we must pay $6 million, $2 million of which we have already paid. The court has entered a Good Faith Settlement Order and we remitted payment.

     In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation believes these cases are without merit and intends to vigorously defend against them. CMS Generation's primary insurance carrier has agreed

                                     CMS-42
to defend and indemnify CMS Generation for a portion of defense costs up to the policy limits. We are currently in settlement negotiations regarding the private toxic tort lawsuit.

     DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on the three letters of credit totaling $30 million that it obtained from DFD, will be asserting additional claims against DFD. CMS Energy believes the claims are without merit and will continue to vigorously contest them, but any change order costs ultimately paid would be capitalized as a project construction cost.

     Ford Motor Company and Rouge Steel Company, the customers of the DIG facility, continue to be in discussion with DIG regarding several commercial issues that have arisen between the parties.

     CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pines Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells it had committed to drill. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pines. The jury then awarded Star Energy and White Pines $8 million in damages. Terra has filed an appeal. CMS Energy believes Terra has meritorious grounds for either reversal of the judgment or reduction of damages. CMS Energy has an indemnification obligation in favor of the purchaser of its Michigan properties with respect to this litigation.

     OTHER: CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $768 million as of September 30, 2001.

     Additionally, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of September 30, 2001, the actual amount of financial exposure covered by these guarantees was $726 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $291 million, which are recorded as liabilities on the Consolidated Balance Sheet at September 30, 2001. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

     Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $75 million, the affiliates and CMS Energy believe the claims are without merit and will continue to vigorously contest them.

     In March 2000, Adams Affiliates, Inc. and Cottonwood Partnership (prior majority owners of Continental Natural Gas) initiated arbitration proceedings through the American Arbitration Association against CMS

                                     CMS-43

Energy. The plaintiffs claim, in connection with an Agreement and Plan of Merger among CMS Energy, CMS Merging Corporation, Continental Natural Gas and the plaintiffs, damages for breach of warranty, implied duty of good faith, violation of the Michigan Uniform Securities Act, and common law fraud and negligent misrepresentation. The plaintiffs allege $13 million of compensatory damages and $26 million in exemplary damages. CMS Energy filed a response denying all the claims made by the plaintiffs and asserting several counterclaims. Arbitration on this matter was completed in July 2001. The parties submitted post-hearing briefs to the Arbitrator in September 2001. We expect, but cannot assure, that the Arbitrator will reach a decision during the fourth quarter of 2001. CMS Energy believes the claims are without merit and will continue to vigorously defend against them, but cannot predict the outcome of this matter.

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

     CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.365 billion for 2001, $1.025 billion for 2002 and $930 million for 2003. The amounts for 2002 and 2003 exclude expenditures associated with a potential LNG terminal expansion. The expansion expenditures, estimated at $25 million in 2002 and $90 million in 2003, are currently expected to be funded through a joint venture via loans or equity contributions from Panhandle or equity investors or by third party financings acceptable to the lenders of the joint venture.


5: SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

     CMS ENERGY: CMS Energy's $750 million Senior Credit Facilities consist of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004 (Senior Credit Facilities). Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $37 million. As of September 30, 2001, $430 million was outstanding under the Senior Credit Facilities, including $5 million letters of credit, and $25 million was outstanding under the unsecured lines of credit.

     At September 30, 2001, CMS Energy had $31 million Series A GTNs, $18 million Series B GTNs, $58 million Series C GTNs, $173 million Series D GTNs, $391 million Series E GTNs and $232 million Series F GTNs issued and outstanding with weighted average interest rates of 7.5 percent, 7.6 percent, 7.6 percent,
7.1 percent, 7.8 percent and 8.3 percent, respectively.

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

                                     CMS-44

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

     Pursuant to outstanding authorization by the Board of Directors to repurchase shares of CMS Energy Common Stock from time to time, in open market or private transactions, as of September 30, 2001, CMS Energy repurchased approximately 232 thousand shares for $5 million.

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


                                                              Amount Outstanding
                                                 ---------------------------------------------
                                                 September 30      December 31    September 30                  Earliest
                                      Rate(%)         2001             2000          2000         Maturity      Redemption
                                     --------    ------------      -----------    ------------    --------      ----------
                                                                   In Millions
CMS Energy Trust and Securities
CMS Energy Trust I (a)                   7.75            $173             $173            $173        2027            2001
CMS Energy Trust II (b)                  8.75             301              301             301        2004               -
CMS Energy Trust III (c)                 7.25             220              220             220        2004               -
                                         ----            ----             ----            ----        ----            ----
Total Amount Outstanding                                 $694             $694            $694
                                                         ----             ----            ----

------------
(a)  Represents Quarterly Income Preferred Securities that are convertible into
     1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). CMS Energy may cause conversion rights to expire on or after July 2001.

(b) Represents Adjustable Convertible Preferred Securities that include 0.125 percent annual contract payments for the stock purchase contract that obligates the holder to purchase not more than 1.2121 and not less than .7830 shares of CMS Energy Common Stock in July 2002.

(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by August 2003.

                                     CMS-45


                                                                     Amount Outstanding
                                                        ---------------------------------------------
                                                        September 30      December 31    September 30                Earliest
                                                Rate            2001             2000            2000    Maturity    Redemption
                                                ----    ------------      -----------    ------------    --------    ----------
                                                                          In Millions

Consumers Energy Trust and Securities
Consumers Power Company Financing I,
  Trust Originated Preferred Securities         8.36%           $100             $100            $100        2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities         8.20%            120              120             120        2027          2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities         9.25%            175              175             175        2029          2004
Consumers Energy Company Financing IV,
  Trust Originated Preferred Securities         9.00%            125                -               -        2031          2006
                                                ----            ----             ----            ----        ----          ----
Total Amount Outstanding                                        $520             $395            $395
                                                                ----             ----            ----


     CONSUMERS: At September 30, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $125 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively.

     In August 2001, Consumers filed an amendment with the FERC to request authorization of an additional $500 million of long-term securities for general corporate purposes and up to an additional $500 million of long term First Mortgage Bonds to be issued solely as security for the long-term securities. Further, in October 2001, FERC granted Consumers' August 2001 request for authorization of an additional $500 million of short-term debt so that $1.4 billion may be outstanding at any one time and up to $500 million in of First Mortgage Bonds to be issued as collateral for the outstanding short-term securities.

     Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2001, a total of $153 million was outstanding at a weighted average interest rate of 3.5 percent, compared with $430 million outstanding at September 30, 2000, at a weighted average interest rate of 7.4 percent.

     Consumers currently has in place a $325 million trade receivables sale program. At September 30, 2001 and 2000, receivables sold under the program totaled $325 million and $307 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

     In September 2001, Consumers sold $350 million aggregate principal amount of 6.25 percent senior notes, maturing in September 2006. Net proceeds from the sale were $347 million. Consumers used the net proceeds to reduce borrowings on various lines of credit and on a revolving credit facility.

     Under the provisions of its Articles of Incorporation, Consumers had $240 million of unrestricted retained earnings available to pay common dividends at September 30, 2001 and in September 2001, Consumers declared a $55 million common dividend payable in November 2001.

     CMS OIL AND GAS: CMS Oil and Gas has a $150 million floating rate revolving credit facility that matures in May 2002. At September 30, 2001, the amount utilized under the credit facility was $110 million.

                                     CMS-46

6: EARNINGS PER SHARE AND DIVIDENDS

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

COMPUTATION OF EARNINGS PER SHARE:

                                                                                           Three Months
                                                                                         Ended September 30
                                                                                     -------------------------
                                                                                     2001               2000(a)
                                                                                     ----               -------
                                                                               In Millions, Except Per Share Amounts
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                             $(569)                  $53
                                                                                    -----                   ---
Net Income Attributable to Common Stock:
  CMS Energy - Basic                                                                $(569)                  $53
  Add conversion of 7.75% Trust
   Preferred Securities (net of tax)                                                 - (c)                    2
                                                                                    -----                   ---
  CMS Energy - Diluted                                                              $(569)                  $55
                                                                                    -----                   ---

AVERAGE COMMON SHARES OUTSTANDING
APPLICABLE TO BASIC AND DILUTED EPS
CMS Energy:

  Average Shares - Basic                                                            132.6                 109.9
  Add conversion of 7.75% Trust
   Preferred Securities                                                              - (c)                  4.2
  Options-Treasury Shares                                                               -                    .3
                                                                                    -----                   ---
  Average Shares - Diluted                                                          132.6                 114.4
                                                                                    -----                   ---
EARNINGS PER AVERAGE COMMON SHARE

  Basic                                                                           $ (4.29)                $ .49
  Diluted                                                                         $ (4.29)                $ .49
                                                                                    -----                   ---


                                                                                            Nine Months
                                                                                         Ended September 30
                                                                                     -------------------------
                                                                                     2001               2000(b)
                                                                                     ----               -------
                                                                               In Millions, Except Per Share Amounts
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS

Consolidated Net Income                                                             $(407)                 $207
Net Income Attributable to Common Stock:
CMS Energy - Basic                                                                  $(407)                 $207
Add conversion of 7.75% Trust
 Preferred Securities (net of tax)                                                   - (c)                    7
CMS Energy - Diluted                                                                $(407)                 $214


                                     CMS-47

                                                                                            Nine Months
                                                                                         Ended September 30
                                                                                     -------------------------
                                                                                     2001               2000(b)
                                                                                     ----               -------
                                                                               In Millions, Except Per Share Amounts
AVERAGE COMMON SHARES OUTSTANDING
APPLICABLE TO BASIC AND DILUTED EPS
CMS Energy:

Average Shares - Basic                                                              130.0                 111.1
Add conversion of 7.75% Trust
  Preferred Securities                                                               - (c)                  4.2
Options-Treasury Shares                                                              -                       .2

Average Shares - Diluted                                                            130.0                 115.5

EARNINGS PER AVERAGE COMMON SHARE

  Basic                                                                            $(3.13)                $1.86
  Diluted                                                                          $(3.13)                $1.85

------------

(a) For the three months ended September 30, 2000, the accounting change for crude oil inventories decreased net income by $2 million, or $.02 per basic and diluted share.

(b) For the nine months ended September 30, 2000, the accounting change for crude oil inventories decreased net income by $9 million, or $.08 per basic and diluted share.

(c) The effects of converting the 7.75% Trust Preferred Securities were not included in the 2001 computation of diluted earnings per share because to do so would have been antidilutive.

     In February, May, and August 2001, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In September 2001, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in November 2001.


7: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

     The overall goal of the CMS Energy risk management policy is to analyze and manage individual business unit commodity exposures in order to take advantage of the presence of internal hedge opportunities within its diversified business units. CMS Energy and its subsidiaries, primarily through CMS MST, utilize a variety of derivative instruments (derivatives) for both trading and non-trading purposes. These derivatives include futures contracts, swaps, options and forward contracts with external parties to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. To qualify for hedge accounting, derivatives must meet the following criteria: i) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and
ii) the derivative reduces that exposure and is designated as a hedge.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. No material nonperformance is expected.

     IMPLEMENTATION OF SFAS NO. 133: Effective January 1, 2001, CMS Energy adopted SFAS No. 133. CMS Energy reflected the difference between the fair market value and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income. CMS Energy will reclassify the gains and losses on the derivative instruments that are reported in accumulated other comprehensive income as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion, if any, of all hedges will be recognized in current period earnings. CMS Energy determines fair market value based upon mathematical models using current and historical pricing data.

                                     CMS-48

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

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                                      In Millions
                                                                                      -----------
Fair value of derivative assets                                                           $35
Fair value of derivative liabilities                                                       14
Increase in accumulated other comprehensive income, net of tax                             13

     Upon initial adoption of the standard, CMS Energy recorded a $13 million, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power, and $2 million as an increase in interest expense for the nine months ended September 30, 2001. Consumers does not expect to reclassify any additional amounts from the cumulative effect adjustment to earnings that would affect the cost of gas, the cost of power, interest expense, or other operating revenue during the next 12 months. As of September 30, 2001, Consumers had a total of $9 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value is sustained. CMS Energy recorded $8 million as additional interest expense during the first nine months of 2001, $4 million was recognized during the third quarter.

     On January 1, 2001, upon initial adoption of the standard, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved most of these matters as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts are required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as a decrease to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and the recorded book value of these electricity option contracts. The adjustment to accumulated other comprehensive income relates to electricity option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial

                                     CMS-49
amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transaction occurs or the option expires. As of September 30, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

     In October 2001, the FASB issued further clarifying guidance regarding derivative accounting for electricity call option contracts and option-like contracts. The clarifying guidance amends the criteria to be used to determine if derivative accounting is required. Consumers is in the process of re-evaluating its electricity option and option-like contracts in order to determine if additional contracts will require derivative accounting. The effective date of this change is January 1, 2002. Consumers is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts but has yet to quantify these effects.

     In addition, in October 2001, the FASB issued final guidance regarding derivative accounting for certain fuel supply contracts with quantity variability. Under the final guidance, effective April 1, 2002, certain contracts would not qualify for the normal purchase exception of SFAS No. 133 and would require derivative accounting. Consumers initially believed that its fuel supply contracts qualified for the normal purchase exception of SFAS No. 133 and has not, therefore, recorded these contracts on the balance sheet at fair value. Consumers is in the process of reviewing its fuel supply contracts in accordance with the final guidance.

     COMMODITY DERIVATIVES (NON-TRADING): CMS Energy accounts for its non-trading activities as cash flow hedges and, as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a material lack of correlation between the changes in the market value of the commodity price contracts and the market price ultimately received for the hedged item, the open commodity price contracts would be marked-to-market and gains and losses would be recognized in the income statement. At September 30, 2001, these commodity derivatives extended for periods up to 5 years.

     CMS Energy had unrealized net losses of $32 million at September 30, 2001, related to non-trading activities. The determination of unrealized net gains and losses represents management's best estimate of prices including the use of exchange and other third party quotes, time value and volatility factors in estimating fair value. Accordingly, the unrealized net losses at September 30, 2001 are not necessarily indicative of the amounts CMS Energy could realize in the current market.

     Consumers' electric business uses purchased electricity call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, accounting for these contracts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record the fair value of these contracts on the balance sheet. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts are required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as a decrease to accumulated other comprehensive income, and an immaterial loss to earnings. This adjustment relates to the difference between the current fair value and the recorded book value of these electricity option contracts. The adjustment to accumulated other comprehensive income relates to electricity option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The majority of these contracts

                                     CMS-50
expired in the third quarter 2001 and the remaining contracts will expire in 2002. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transaction occurs or the option expires. As of September 30, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power. The remainder is expected to be reclassified to earnings in the third quarter 2002.

     In October 2001, the FASB issued further clarifying guidance regarding derivative accounting for electricity call option contracts and option-like contracts. The clarifying guidance amends the criteria to be used to determine if derivative accounting is required. CMS Energy is in the process of re-evaluating its electricity option and option-like contracts in order to determine if additional contracts will require derivative accounting. The effective date of this change is January 1, 2002. CMS Energy is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts but has yet to quantify these effects.

     In addition, in October 2001, the FASB issued final guidance regarding derivative accounting for certain fuel supply contracts with quantity variability. Under the final guidance, effective April 1, 2002, certain contracts would not qualify for the normal purchase exception of SFAS No. 133 and would require derivative accounting. CMS Energy initially believed that its fuel supply contracts qualified for the normal purchase exception of SFAS No. 133 and has not, therefore, recorded these contracts on the balance sheet at fair value. CMS Energy is in the process of reviewing its fuel supply contracts in accordance with the final guidance. CMS Energy is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts and has yet to quantify these effects.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $.4 million. These contracts expire in 2001, and Consumers expects to reclassify, in 2001, a $.7 million decrease in fair value to earnings as an increase to power costs, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.

     COMMODITY DERIVATIVES (TRADING): CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines that limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. CMS MST's trading activities are accounted for under the mark-to-market method of accounting. Under mark-to-market accounting, energy trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing

                                     CMS-51
liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

     At September 30, 2001, CMS MST has recorded an asset of $70 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For the three and nine months ended September 30, 2001, CMS MST reflected $10 million and $54 million, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.

     FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of September 30, 2001, the weighted average interest rate associated with outstanding swaps was approximately 6.5 percent.


Floating to Fixed                                         Notional       Maturity        Fair      Unrealized
Interest Rate Swaps                                        Amount          Date         Value      Gain (Loss)
-------------------                                       --------       --------       -----      -----------
                                                                                In Millions

September 30, 2001                                            $569        2001-06        $(15)              $2
September 30, 2000                                          $1,719        2000-06         $(4)             $(3)


     FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. Notional amounts reflect the volume of transactions but do not represent the amount exchanged

                                     CMS-52
by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of September 30, 2001, the weighted average interest rate associated with outstanding swaps was approximately 6.8 percent.


Floating to Fixed                                         Notional       Maturity        Fair      Unrealized
Interest Rate Swaps                                        Amount          Date         Value      Gain (Loss)
-------------------                                       --------       --------       -----      -----------
                                                                                In Millions
September 30, 2001                                            $850       2003-06           $1               $1
September 30, 2000                                              --            --           --               --

     FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at September 30, 2001 and 2000 was $18 million and $(24) million, respectively; which represents the amount CMS Energy would receive or (pay) upon settlement. The impacts of the hedges of the net investments in foreign operations are reflected in other comprehensive income as a component of the foreign currency translation adjustment. For the first nine months of 2001, the adjustment for hedging was $11 million of the total net foreign currency translation adjustment of $(64) million. CMS Energy did not incur any significant gain or loss as a result of exchange rate fluctuations during the third quarter of 2001 related to hedges of US dollar denominated debt that did not qualify as net investment hedges, and consequently, were marked-to-market through earnings.

     Foreign exchange contracts outstanding as of September 30, 2001 had a total notional amount of $223 million, which is related to CMS Energy's investments in Argentina. The Argentine contracts mature at various times during 2001 and 2002. The foreign exchange contracts related to Brazilian and Australian investments that were in place at the end of the second quarter, expired during the third quarter and were not replaced.

     The notional amount of the outstanding foreign exchange contracts at September 30, 2000 was $601 million consisting of $1 million, $150 million and $450 million for Australian, Brazilian and Argentine, respectively.

     FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of September 30, 2001 and 2000 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except as shown below, approximate fair value.

                                     CMS-53

                                                                    As of September 30
                                   ---------------------------------------------------------------------------
                                                   2001                                   2000
                                    -----------------------------------    -----------------------------------
                                    Carrying     Fair       Unrealized     Carrying     Fair       Unrealized
                                    Cost         Value      Gain (Loss)    Cost         Value      Gain (Loss)
                                    --------    -------     -----------    --------    -------     -----------
                                                                  In Millions
Long-Term Debt (a)                   $7,827     $7,720            $(107)     $7,246     $6,987           $(259)
Preferred Stock and
  Trust Preferred Securities         $1,257     $1,162             $(95)     $1,133     $1,025           $(108)


------------

(a)  Settlement of long-term debt is generally not expected until maturity.


8: REPORTABLE SEGMENTS

     CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission; and marketing, services and trading.

     CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the pretax operating income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. The oil and gas exploration and production segment conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Powder River Basin in Wyoming and in the countries of Cameroon, Colombia, Congo, Tunisia and Venezuela. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. Revenues from a land development business fall below the quantitative thresholds for reporting and have never met any of the quantitative thresholds for determining reportable segments.

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

     The only material changes in assets during the first nine months of 2001 is that management has decided to discontinue operation of the international energy distribution segment. For more detailed information, see Note 2, Discontinued Operations. Also, Consumers Energy announced the sale of their transmission facilities to Trans-Elect under the requirements of Michigan Public Act 141. FERC approval to complete the sale to Trans-Elect is expected in the first quarter of 2002.

                                     CMS-54

9: LEASES

     In April 2001, Consumers Campus Holdings, entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at inception of the lease, under this non-cancelable operating lease would be approximately $5 million each year from 2003 through 2007 and a total of $52 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

                                     CMS-55

                    Report of Independent Public Accountants


To CMS Energy Corporation:

     We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and common stockholders' equity for the three-month and nine-month periods then ended and related consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
October 31, 2001.

                                     CMS-56

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


RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                              SEPTEMBER 30
                                ---------------------------------------
                                2001              2000           CHANGE
                                ----              ----           ------
                                               IN MILLIONS
Three months ended              $(74)             $ 63            $(137)
Nine months ended                 57               172             (115)
                                ====              ====            =====

     For the three months ended September 30, 2001, net income available to the common stockholder decreased $137 million from the comparable period in 2000. The earnings decrease reflects an $82 million after tax loss related to Consumers' Power Purchase Agreement with the MCV. This loss reflects management's current assessment of increased operating levels at the MCV Facility after the current frozen PSCR factor expires. Additionally, energy payments to the MCV during the frozen PSCR period are now expected to be higher than originally anticipated. These factors required Consumers to recognize an additional loss related to the MCV PPA. The earnings decrease also reflects increased replacement power costs that cannot be recovered from customers during the frozen PSCR period. The increase in replacement power costs was due, in large part, to a continuing unscheduled outage at Palisades. The Palisades outage will continue through the fourth quarter, thereby, materially affecting the fourth quarter results. It is anticipated, however, that Palisades will return to service in January 2002. For the nine months ended September 30, 2001, net income decreased $115 million from the comparable period in

2000. The earnings decrease primarily reflects the losses and unrecoverable costs referenced above, partially offset by the recording of a $29 million, after tax, regulatory obligation related to gas prices in the second quarter of 2000. For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.


ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

                                             SEPTEMBER 30
                                ------------------------------------------
                                2001              2000              CHANGE
                                ----              ----              ------
                                              IN MILLIONS
Three months ended              $(62)             $118               $(180)
Nine months ended                157               342                (185)
                                ====              ====               =====

     For the three months ended September 30, 2001, electric pretax operating income decreased $180 million from the comparable period in 2000. The earnings decrease reflects a $126 million loss related to Consumers' Power Purchase Agreement with the MCV and increased replacement power costs, discussed in the consolidated earnings section, partially offset by higher electric deliveries to higher margin customers. For the nine months ended September 30, 2001, electric pretax operating income decreased $185 million from the comparable period in 2000. The earnings decrease reflects the above referenced loss related to the MCV along with the increase in power costs, also partially offset by higher electric deliveries to higher margin customers. The following table quantifies these impacts on pretax operating income:

                                                            THREE MONTHS              NINE MONTHS
                                                      ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
CHANGE COMPARED TO PRIOR YEAR                               2001 VS 2000             2001 VS 2000
-----------------------------                         ------------------       ------------------
                                                                      IN MILLIONS
Electric deliveries                                               $   19                    $  21
Power supply costs and related production revenue                    (68)                     (71)
Rate decrease                                                          0                      (17)
Non-commodity revenue                                                (13)                      (4)
Other operating expenses                                               8                       12
Loss on MCV Power Purchases                                         (126)                    (126)
                                                                   -----                    -----
Total change                                                       $(180)                   $(185)
                                                                   =====                    =====

     ELECTRIC DELIVERIES: For the three months ended September 30, 2001, electric deliveries including intersystem volumes were 11.0 billion kWh, an increase of 0.3 billion kWh or 3.0 percent from the comparable period in 2000. Total electric deliveries increased primarily due to higher residential and commercial usage. For the nine months ended September 30, 2001, electric deliveries were 30.2 billion kWh, which is a slight decrease from the comparable period in 2000. Although total deliveries were below the 2000 level, current year increased deliveries to the higher margin residential and commercial sectors more than offset the impact of reductions to the lower margin industrial sector.

POWER SUPPLY COSTS:

                                                SEPTEMBER 30
                                 ----------------------------------------
                                   2001              2000          CHANGE
                                 ------              ----          ------
                                                IN MILLIONS
Three months ended               $  444              $355            $ 89
Nine months ended                 1,050               949             101
                                 ======              ====            ====

     For the three and nine months ended September 30, 2001, power supply costs increased $89 million and $101 million, respectively, from the comparable period in 2000, primarily due to higher interchange power purchases. Consumers had to purchase greater quantities of higher-priced external power primarily because of decreased internal generation resulting from unscheduled outages. Further, the continuing unscheduled outage at Palisades materially affected third quarter results because of the necessity to utilize higher cost internal generation and purchase replacement power.


GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

                                           SEPTEMBER 30
                             --------------------------------------
                             2001              2000          CHANGE
                             ----              ----          ------
                                           IN MILLIONS
Three months ended            $(1)              $ 9            $(10)
Nine months ended              81                44              37
                              ===               ===            ====

     For the three months ended September 30, 2001, gas pretax operating income decreased by $10 million. The earnings decrease is primarily the result of higher operation and maintenance costs and lower gas deliveries due to the economic slowdown. For the nine months ended September 30, 2001, gas pretax operating income increased by $37 million, primarily the result of the recording of a $45 million regulatory obligation related to gas prices in the second quarter of 2000. The following table quantifies these impacts on pretax operating income.


                                                     THREE MONTHS           NINE MONTHS
                                               ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
CHANGE COMPARED TO PRIOR YEAR                        2001 VS 2000          2001 VS 2000
-----------------------------                  ------------------    ------------------
                                                             IN MILLIONS
Gas deliveries                                               $ (1)                 $  7
Gas commodity costs and related revenue                        (3)                   38
Gas wholesale and retail services                               1                     7
Operation and maintenance expense                              (8)                  (15)
General taxes and depreciation expense                          1                     0
                                                             ----                  ----
Total change                                                 $(10)                 $ 37
                                                             ====                  ====

     GAS DELIVERIES: For the three months ended September 30, 2001, gas system deliveries, including miscellaneous transportation volumes totaled 42 bcf, a decrease of 3 bcf or 7 percent from the comparable period in 2000. During the third quarter of 2001, the decreased deliveries reflect a reduction in demand due to decelerated economic activity. For the nine months ended September 30, 2001, gas system deliveries, including miscellaneous transportation totaled 258 bcf, a decrease of 15 bcf or 5.2 percent from the comparable period in 2000. Although deliveries were below the 2000 level, year to date deliveries to the higher margin residential and commercial sectors more than offset the impact of reductions to the lower margin industrial sector.


COST OF GAS SOLD:

                                         SEPTEMBER 30
                             --------------------------------------
                             2001              2000          CHANGE
                             ----              ----          ------
                                           IN MILLIONS
Three months ended           $ 72              $ 60            $ 12
Nine months ended             562               450             112
                             ====              ====            ====

     For the three months ended September 30, 2001, the cost of gas sold increased due to higher gas prices. During the third quarter of 2001, these higher gas costs were partially offset by decreased sales due to reduced economic demand. For the nine months ended September 30, 2001, higher gas prices through the first three quarters contributed to the increased cost of gas sold.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     OPERATING ACTIVITIES: Consumers derives cash from operating activities involving the sale and transportation of natural gas and the generation, transmission, distribution and sale of electricity. For the first nine months of 2001 and 2000, cash from operations totaled $321 million and $352 million, respectively. The $31 million decrease resulted primarily from a $250 million use of cash to increase natural gas inventories, offset by a $157 million increase in cash collected from customers and related parties and a $62 million of other temporary changes in working capital items due to timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

     INVESTING ACTIVITIES: For the first nine months of 2001 and 2000, cash used for investing activities totaled $511 million and $394 million, respectively. The change of $117 million is primarily the result of a $151 million increase in capital expenditures, primarily to comply with the Clean Air Act.

     FINANCING ACTIVITIES: For the first nine months of 2001 and 2000, cash provided by financing activities totaled $193 million and $33 million, respectively. The change of $160 million is primarily the result of $121 million net proceeds from the sale of Trust Originated Preferred Securities, $352 million net proceeds from Senior notes and $150 million cash infusion from CMS Energy, offset by a $463 million net decrease in notes payable.

     In November 2001, Consumers Funding LLC, a special purpose subsidiary of Consumers, issued $469 million of Securitization bonds. For further information, see Note 2, Uncertainties, Electric Rate Matters.

     OTHER: Consumers has credit facilities, lines of credit and a trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about this source of funds, see Note 3, Short-Term Financing and Capitalization.

     In April 2001, Consumers Campus Holdings, a wholly owned subsidiary of Consumers, entered into a $70 million operating lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. The seven-year agreement, with payments commencing upon completion of construction, includes options to renew the lease, purchase the property under the lease, or return the property at the end of the lease term and assist the lessor in remarketing the building. Lease payments will be determined based on LIBOR rates and the total cost of the construction, which is projected to be completed on or before March 2003. For further information on the lease agreement, see Note 4, Leases.


OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

     Over the next three years, Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments. Consumers prepares these estimates for planning purposes and may revise them.

                                               YEARS ENDED DECEMBER 31
                                            ------------------------------
                                            2001         2002         2003
                                            ----         ----         ----
                                                     IN MILLIONS
Construction                                $692         $601         $548
Nuclear fuel lease                            16           27            0
Capital leases other than nuclear fuel        27           27           22
                                            ----         ----         ----
                                            $735         $655         $570
                                            ====         ====         ====

Electric utility operations(a)(b)           $590         $480         $405
Gas utility operations(a)                    145          175          165
                                            ----         ----         ----
                                            $735         $655         $570
                                            ====         ====         ====

------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 2, Uncertainties.


ELECTRIC BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric system deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternate energy supplier) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including utilization and expansion of manufacturing facilities.

     COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' market share and can reduce profit margins.

     Consumers has in the last several years experienced and expects to continue to experience a significant increase in competition for generation services with the introduction of retail direct access in the State of Michigan. Under Michigan's Customer Choice Act, effective in June 2000, all electric customers will have the choice of electric generation suppliers by January 1, 2002.

     The Customer Choice Act imposes certain rate caps that could result in Consumers being unable to collect customer rates sufficient to fully recover its cost of conducting business. Some of these costs may be wholly or partially beyond Consumers' ability to control. In particular, if Consumers needs to purchase power from wholesale suppliers at market-based prices during the period when retail rates are frozen or capped, the rate caps imposed by the Customer Choice Act may make it difficult for Consumers to purchase the power at prices that it could recover in the rates it charges its customers. As a result, it is not certain that Consumers can maintain its profit margins in its electric utility business during the rate freeze.

     In December 2000, as a result of electric restructuring, the MPSC issued a new code of conduct that applies to electric utilities and alternative energy suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. The new code of conduct was recently reaffirmed after hearing without substantial modification, and is scheduled to be effective at the end of 2001. Consumers anticipates that it will appeal MPSC orders related to the code of conduct and seek a stay of its effective date. In addition, Consumers anticipates that it will seek waivers to the code of conduct with respect to utility activities that may be prohibited by the new code of conduct. The full impact of the new code of conduct on Consumers' business will remain uncertain until the MPSC or appellate courts issue definitive rulings in regard to the implementation issues.

     Several years prior to the enactment of the Customer Choice Act, in response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with some of its largest industrial customers to provide power to some of their facilities. The MPSC approved those contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. As of September 2001, neither Consumers nor any of its industrial customers have terminated or restructured any of these contracts. These contracts involve approximately 600 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts.

     Uncertainty exists with respect to the enactment of federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry, and recently the House of Representatives passed a bill that is currently before the Senate. If the federal government enacts legislation restructuring the electric industry, then that legislation could potentially affect or even supercede state regulation.

     In part because of certain policy pronouncements by the FERC, Consumers joined the Alliance RTO. In January 2001, the FERC granted Consumers' application to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, METC. On April 1, 2001, Consumers transferred the transmission facilities to METC. In October 2001, Consumers announced an agreement to sell METC to MTH, an independent limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. METC will continue to own and operate the system until the companies meet all conditions of closing, including approval of the transaction from the FERC. Regulatory approvals and operational transfer are expected to take place in the second quarter of 2002; however, Consumers can make no assurances as to when or if the transaction will be completed. For further information, see Note 2, Uncertainties, "Electric Rate Matters - Transmission Business", incorporated by reference herein.

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

ABATE filed a petition for rehearing with the MPSC, which was denied in October 2001.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings," incorporated by reference herein.

     NUCLEAR MATTERS: In June 2001, an unplanned outage began at Palisades that negatively affected, and will continue to negatively affect, power costs through fourth quarter 2001. On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components immediately, as opposed to partially repairing the components now followed eventually by complete replacement during a future outage. The Company adopted this approach because it provides more certainty of schedule for return to service, greater regulatory acceptability, and avoids future plant outage time and associated replacement power costs. Installation of the new components is expected to be completed in December 2001, with the plant expected to return to service in January 2002. Consumers cannot, however, make any assurances as to the date on which the new components will be installed or the plant will return to service. For further information and material changes relating to nuclear matters, see
Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) capital expenditures and increased operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC; 4) electric industry restructuring, including: a) how the MPSC ultimately calculates the amount of Stranded Costs and the related true-up adjustments and the manner in which the true-up operates; b) the ability to recover fully the cost of doing business under the rate caps; c) the ability to meet peak electric demand requirements at a reasonable cost and without market disruption and initiatives undertaken to reduce exposure to energy price increases; d) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; e) the ability to sell wholesale power at market based rates; f) the effect of the transfer of Consumers transmission facilities to METC and its successful disposition or integration into an RTO; and g) the MPSC adoption of proposed electric distribution performance standards requiring customer credits for prolonged outages; 5) the power outage at Palisades and the incremental cost of replacement power and maintenance; and 6) the effects of derivative accounting and potential earnings volatility. For detailed information about these trends or uncertainties, see Note 2, Uncertainties, incorporated by reference herein.


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

     During the spring and summer months of 2001, Consumers purchased natural gas for inventory to meet anticipated future customer needs during the winter heating season. Consumers anticipates that it will incur financing costs on these natural gas purchases that are higher than the costs recovered in current rates.

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


OTHER OUTLOOK

     Since the September 11, 2001 terrorists attack in the United States, Consumers has increased security at all facilities and infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with potential federal and state regulatory security measures. As a result, Consumers anticipates increased operating costs related to security after September 11, 2001 that could be significant. Consumers cannot quantify these costs at this time but would plan to seek recovery from its customers.

     Consumers offers a variety of energy-related services to electric and gas customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in energy-related services for Consumers' customers.

     In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separated from future rates and the services could be provided by an approved third party. Consumers was directed to make this filing in connection with its June 2001 request for a gas service rate increase and Consumers has complied with this request.


OTHER MATTERS

NEW ACCOUNTING STANDARDS

     In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that entities account for all business combinations initiated after June 30, 2001, under the purchase method and prohibits the use of the pooling-of-interests method. The adoption of SFAS No. 141, effective July 1, 2001, will result in Consumers accounting for any future business combinations under the purchase method of accounting, but not change the method of accounting used in previous business combinations.

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of January 1, 2002, the amortization of goodwill ceases upon adoption of the standard. The provisions of SFAS No. 142 require adoption for calendar year entities. Upon adoption, Consumers will no longer amortize its existing goodwill. Consumers does not expect that the provisions of SFAS No.

142 will have a material impact on Consumers' consolidated results of operations or financial position.

     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value while the capitalized cost is depreciated over the useful life of the related asset. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

     In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.

     SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

     SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting used for previous asset impairments or disposals.

     In October 2001, the FASB also issued clarifying guidance for Derivative Implementation Issue No. C15, Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity, and final guidance for Derivative Implementation Issue No. C16, Scope
Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts That Combine a Forward Contract and a Purchased Option Contract. These issues could have a significant impact upon the implementation of derivative accounting for certain contracts, and are effective January 1, 2002 and April 1, 2002, respectively. For further information about the potential effect, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards" and Note 2, Uncertainties, Other Electric Uncertainties, "Derivative Activities".


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

     In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Consumers determines fair value based upon mathematical models using current and historical pricing data. Management does not believe that sensitivity analyses alone provides an accurate or reliable method for monitoring and controlling risks. Therefore, Consumers relies on the experience and judgment of its senior management to revise strategies and adjust positions, as they deem necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the ten percent shift used for the analyses.

     EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At September 30, 2001 and 2000, a hypothetical 10 percent adverse change in market price would have resulted in an $8 million and $10 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

     INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of September 30, 2001, Consumers had entered into fixed-to-floating interest rate swap agreements for a notional amount of $400 million and floating-to-fixed interest rate swap agreements for a notional amount of $150 million. As of September 30, 2001 and 2000, Consumers had outstanding $1.373 billion and $851 million of variable-rate debt, including variable rate swaps, respectively. At September 30, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings, before tax on its variable rate debt, would be $4 million and $6 million, respectively. As of September 30, 2001 and 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.158 billion and $2.360 billion, respectively, with a fair value of $2.525 billion and $2.262 billion, respectively. As of September 30, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $143 million and $131 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows. For further discussion, see Note 3, Short-Term Financings and Capitalization, "Derivative Activities"

     COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas fuel call options and swap contracts to protect against risk due to fluctuations in the market price of these commodities and to ensure a reliable source of capacity to meet its customers' electric needs.

     As of September 30, 2001, the fair value based on quoted future market prices of electricity-related option and swap contracts was $14 million. Assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $4 million. As of September 30, 2001, Consumers had an asset of $73 million as a result of premiums incurred for electricity call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums paid. For further discussion on commodity derivatives see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties.

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                       ----------------------          ---------------------
                                                         2001            2000            2001            2000
                                                        -----           -----          ------          ------
                                                                            IN MILLIONS
OPERATING REVENUE
  Electric                                              $ 739           $ 715          $2,028          $2,002
  Gas                                                     149             142             928             765
  Other                                                    11              17              36              41
                                                        -----           -----          ------          ------
                                                          899             874           2,992           2,808
                                                        -----           -----          ------          ------

OPERATING EXPENSES
  Operation
    Fuel for electric generation                          102              94             250             240
    Purchased power - related parties                     155             127             399             417
    Purchased and interchange power                       187             134             401             292
    Cost of gas sold                                       72              60             562             450
    Loss on MCV power purchases                           126               -             126               -
    Other                                                 154             134             456             398
                                                        -----           -----          ------          ------
                                                          796             549           2,194           1,797
  Maintenance                                              41              38             146             130
  Depreciation, depletion and amortization                 71              96             242             312
  General taxes                                            44              49             142             148
                                                        -----           -----          ------          ------
                                                          952             732           2,724           2,387
                                                        -----           -----          ------          ------

PRETAX OPERATING INCOME (LOSS)
  Electric                                                (62)            118             157             342
  Gas                                                      (1)              9              81              44
  Other                                                    10              15              30              35
                                                        -----           -----          ------          ------
                                                          (53)            142             268             421
                                                        -----           -----          ------          ------

OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                    2               2               6               7
  Accretion income                                          -               -               -               2
  Accretion expense                                        (2)             (2)             (6)             (6)
  Other, net                                                -               1               2               3
                                                        -----           -----          ------          ------
                                                            -               1               2               6
                                                        -----           -----          ------          ------

INTEREST CHARGES
  Interest on long-term debt                               35              35             111             105
  Other interest                                           14              12              35              29
  Capitalized interest                                     (1)             (2)             (5)             (2)
                                                        -----           -----          ------          ------
                                                           48              45             141             132
                                                        -----           -----          ------          ------
NET INCOME (LOSS) BEFORE INCOME TAXES                    (101)             98             129             295
INCOME TAXES (BENEFITS)                                   (39)             26              41              96
                                                        -----           -----          ------          ------
NET INCOME (LOSS)                                         (62)             72              88             199
PREFERRED STOCK DIVIDENDS                                   -               -               1               1
PREFERRED SECURITIES DISTRIBUTIONS                         12               9              30              26
                                                        -----           -----          ------         -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER       $ (74)          $  63          $   57         $   172
                                                        =====           =====          ======         =======

The accompanying condensed notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                         ---------------------
                                                                                         2001             2000
                                                                                         ----            -----
                                                                                               IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $ 88            $ 199
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization (includes nuclear
        decommissioning of $5 and $29 respectively)                                       242              312
       Loss on MCV power purchases                                                        126                -
       Accounts receivable                                                                251               94
       Capital lease and other amortization                                                16               23
       Deferred income taxes and investment tax credit                                      1             (22)
       Regulatory obligation - gas choice                                                 (16)              27
       Undistributed earnings of related parties                                          (25)             (28)
       Inventories                                                                       (340)             (90)
       Changes in other assets and liabilities                                            (22)            (163)
                                                                                         ----             ----
       Net cash provided by operating activities                                          321              352
                                                                                         ----             ----

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                      (495)            (344)
  Cost to retire property, net                                                            (73)             (78)
  Investment in Electric Restructuring Implementation Plan                                 (9)             (20)
  Investments in nuclear decommissioning trust funds                                       (5)             (29)
  Proceeds from nuclear decommissioning trust funds                                        21               28
  Associated company preferred stock redemption                                            50               49
                                                                                         ----             ----
       Net cash used in investing activities                                             (511)            (394)
                                                                                         ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                                              (247)             216
  Payment of common stock dividends                                                      (134)            (126)
  Preferred securities distributions                                                      (30)             (26)
  Payment of capital lease obligations                                                    (17)             (23)
  Retirement of bonds and other long-term debt                                             (2)              (7)
  Payment of preferred stock dividends                                                      -               (1)
  Proceeds from senior notes & bank loans                                                 352                -
  Proceeds from CMS Energy cash infusion                                                  150                -
  Proceeds from preferred securities                                                      121                -
                                                                                         ----             ----
       Net cash provided by (used in) financing activities                                193               33
                                                                                         ----             ----

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                              3               (9)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                   21               18
                                                                                         ----             ----
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $ 24             $  9
                                                                                         ====             ====
Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                                             $129             $122
  Income taxes paid (net of refunds)                                                       36              110
Non-cash transactions
  Nuclear fuel placed under capital lease                                                $ 13             $  3
  Other assets placed under capital leases                                                 15               10
                                                                                         ====             ====

------------

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

The accompanying condensed notes are an integral part of these statements.

                                   CONSUMERS ENERGY COMPANY

                                  CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30     DECEMBER 31     SEPTEMBER 30
                                                                                         2001            2000             2000
                                                                                 ------------     -----------     ------------
                                                                                 (UNAUDITED)                       (UNAUDITED)
                                                                                                  IN MILLIONS
ASSETS
PLANT (AT ORIGINAL COST)
  Electric                                                                            $ 7,513          $7,241           $7,146
  Gas                                                                                   2,566           2,503            2,529
  Other                                                                                    16              23               25
                                                                                      -------          ------           ------
                                                                                       10,095           9,767            9,700
  Less accumulated depreciation, depletion and amortization                             5,873           5,768            5,818
                                                                                      -------          ------           ------
                                                                                        4,222           3,999            3,882
  Construction work-in-progress                                                           416             279              294
                                                                                      -------          ------           ------
                                                                                        4,638           4,278            4,176
                                                                                      -------          ------           ------
INVESTMENTS
  Stock of affiliates                                                                      54              86               73
  First Midland Limited Partnership                                                       249             245              241
  Midland Cogeneration Venture Limited Partnership                                        296             290              273
                                                                                      -------          ------           ------
                                                                                          599             621              587
                                                                                      -------          ------           ------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                   24              21                9
  Accounts receivable and accrued revenue, less allowances
    of $3, $3 and $3, respectively                                                         22             225                4
  Accounts receivable - related parties                                                    13             111               66
  Inventories at average cost
    Gas in underground storage                                                            603             271              301
    Materials and supplies                                                                 70              66               64
    Generating plant fuel stock                                                            50              46               48
  Prepaid property taxes                                                                   86             136               83
  Regulatory assets                                                                        19              19               25
  Deferred income taxes                                                                     -               2                2
  Other                                                                                    12              13               15
                                                                                      -------          ------           ------
                                                                                          899             910              617
                                                                                      -------          ------           ------
NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                                  710             709                -
    Postretirement benefits                                                               214             232              317
    Abandoned Midland Project                                                              12              22               28
    Unamortized nuclear costs                                                               -               6              476
    Other                                                                                  89              87              116
  Nuclear decommissioning trust funds                                                     568             611              617
  Other                                                                                   265             297              198
                                                                                        1,858           1,964            1,752
                                                                                      -------          ------           ------
TOTAL ASSETS                                                                          $ 7,994          $7,773           $7,132
                                                                                      =======          ======           ======



                                                                                 SEPTEMBER 30      DECEMBER 31     SEPTERMBER 30
                                                                                         2001             2000              2000
                                                                                 ------------      -----------     -------------
                                                                                 (UNAUDITED)                        (UNAUDITED)
                                                                                                  IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION
  Common stockholder's equity
    Common stock                                                                       $  841           $  841            $  841
    Paid-in capital                                                                       796              646               646
    Revaluation capital                                                                    (4)              33                26
    Retained earnings since December 31, 1992                                             373              506               531
                                                                                       ------           ------            ------
                                                                                        2,006            2,026             2,044
  Preferred stock                                                                          44               44                44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                                   520              395               395
  Long-term debt                                                                        2,452            2,110             2,009
  Non-current portion of capital leases                                                    53               49                81
                                                                                       ------           ------            ------
                                                                                        5,075            4,624             4,573
                                                                                       ------           ------            ------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                    251              231                80
  Notes payable                                                                           155              403               430
  Accounts payable                                                                        258              254               186
  Accrued taxes                                                                           115              247               106
  Accounts payable - related parties                                                       78               67                61
  Deferred income taxes                                                                    17                -                 -
  Other                                                                                   319              253               235
                                                                                       ------           ------            ------
                                                                                        1,193            1,455             1,098
                                                                                       ------           ------            ------
NON-CURRENT LIABILITIES
  Deferred income taxes                                                                   668              716               651
  Postretirement benefits                                                                 294              366               385
  Regulatory liabilities for income taxes, net                                            270              246                86
  Power purchases - MCV Partnership                                                       175               54                37
  Deferred investment tax credit                                                          104              109               119
  Other                                                                                   215              203               183
                                                                                       ------           ------            ------
                                                                                        1,726            1,694             1,461
                                                                                       ------           ------            ------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                         $7,994           $7,773            $7,132
                                                                                       ======           ======            ======

------------

(a)  See Note 3, Short-Term Financings and Capitalization

The accompanying condensed notes are an integral part of these balance sheets.

                                   CONSUMERS ENERGY COMPANY

                    CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                          (UNAUDITED)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                                   ---------------------         ---------------------
                                                                    2001           2000           2001           2000
                                                                   ------         ------         ------         ------
                                                                                IN MILLIONS
COMMON STOCK
  At beginning and end of period(a)                                $  841         $  841         $  841         $  841

OTHER PAID-IN CAPITAL
  At beginning of period                                              646            645            646            645
  Stockholder's contribution                                          150              -            150              -
  Miscellaneous                                                         -              1              -              1
                                                                   ------         ------         ------         ------
  At beginning of period                                              796            646            796            646
                                                                   ------         ------         ------         ------
REVALUATION CAPITAL
  Investments
    At beginning of period                                             26             19             33             37
    Unrealized gain (loss) on investments(b)                          (15)             7            (22)           (11)
                                                                   ------         ------         ------         ------
    At end of period                                                   11             26             11             26
                                                                   ------         ------         ------         ------
  Derivative Instruments
    At beginning of period(c)                                         (10)             -             18              -
    Unrealized gain (loss) on derivative instruments(b)                (9)             -            (30)             -
    Reclassification adjustments included in net income(b)              4              -             (3)             -
                                                                   ------         ------         ------         ------
    At end of period                                                  (15)             -            (15)             -
                                                                   ------         ------         ------         ------
RETAINED EARNINGS
  At beginning of period                                              541            485            506            485
  Net income                                                          (62)            72             88            199
  Cash dividends declared- Common Stock                               (94)           (17)          (190)          (126)
  Cash dividends declared- Preferred Stock                              -              -             (1)            (1)
  Preferred securities distributions                                  (12)            (9)           (30)           (26)
                                                                   ------         ------         ------         ------
    At end of period                                                  373            531            373            531
                                                                   ------         ------         ------         ------
TOTAL COMMON STOCKHOLDER'S EQUITY                                  $2,006         $2,044         $2,006         $2,044
                                                                   ======         ======         ======         ======

------------

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:

   Revaluation capital
      Investments

        Unrealized gain (loss) on investments, net of tax of
          $8, $(4), $12 and $6, respectively                          $(15)         $  7         $(22)         $(11)

      Derivative Instruments
        Unrealized gain (loss) on derivative instruments,
          net of tax of $4, $- , $15 and $-, respectively               (9)            -          (30)            -
        Reclassification adjustments included in net income,
          net of tax of $(2), $-, $2  and $- , respectively              4             -           (3)            -

    Net income                                                         (62)           72           88           199
                                                                      ----          ----         ----          ----
    Total Comprehensive Income                                        $(82)         $ 79         $ 33          $188
                                                                      ====          ====         ====          ====

(c) Nine Months Ended 2001 is the cumulative effect of change in accounting principle, as of 1/1/01 and 7/1/01, net of $(9) tax (Note 1)

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

     BASIS OF PRESENTATION: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders. Consistent with these orders, Consumers discontinued application of SFAS No. 71 for the energy supply portion of its business in the first quarter of 1999 because Consumers expected to implement retail open access for its electric customers in September 1999. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount, which is now included as a component of securitization assets. According to current accounting standards, Consumers can continue to carry its energy supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of September 30, 2001, Consumers had a net investment in energy supply facilities of $1.284 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

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

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. Consumers considers the risk of nonperformance by the counterparties remote. For further discussion see "Implementation of New Accounting Standards" below, "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financing and Capitalization, "Derivative Activities".

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

     Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception pursuant to SFAS No. 133 and, therefore, are not subject to derivative accounting. Consumers does, however, use certain contracts that qualify as derivative instruments to limit its exposure to electricity and gas commodity price risk and interest rate risk.

     On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, cumulative effect adjustment as an increase to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and recorded book value of contracts related to gas options, gas fuel swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. This amount will reduce, or be charged to cost of gas, cost of power, interest expense, or other operating revenue, respectively, when the related hedged transaction occurs. Based on the pretax amount recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers recorded $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power, and $2 million as an increase in interest expense for the nine months ended September 30, 2001. Consumers does not expect to reclassify any additional amounts from the cumulative effect adjustment to earnings that would affect the cost of gas, the cost of power, interest expense, or other operating revenue during the next 12 months.

     As of September 30, 2001, Consumers had a total of $9 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value is sustained.

     On January 1, 2001, upon initial adoption of the standard, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved most of these matters as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts are required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as a decrease to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and the recorded book value of these electricity option contracts. The adjustment to accumulated other comprehensive income relates to electricity option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transaction occurs or the option expires. As of September 30, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

     In October 2001, the FASB issued further clarifying guidance regarding derivative accounting for electricity call option contracts and option-like contracts. The clarifying guidance amends the criteria to be used to determine if derivative accounting is required. Consumers is in the process of re-evaluating its electricity option and option-like contracts in order to determine if additional contracts will require derivative accounting. The effective date of this change is January 1, 2002. Consumers is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts, but has yet to quantify these effects.

     In addition, in October 2001, the FASB issued final guidance regarding derivative accounting for certain fuel supply contracts with quantity variability. Under the final guidance, effective April 1, 2002, certain contracts would not qualify for the normal purchase exception of SFAS No. 133 and would require derivative accounting. Consumers initially believed that its fuel supply contracts qualified for the normal purchase exception of SFAS No. 133 and has not, therefore, recorded these contracts on the balance sheet at fair value. Consumers is in the process of reviewing its fuel supply contracts in accordance with the final guidance.

     The ultimate financial statement impact of adopting SFAS No. 133 depends upon clarification of the above issues. Consumers is currently studying the recent changes, but has yet to quantify these effects. For further discussion of derivative activities, see "Derivative Activities" under Note 2, Uncertainties, Other Electric Uncertainties and Other Gas Uncertainties and Note 3, Short-Term Financings and Capitalization.

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

     ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $470 million and $560 million, calculated in year 2001 dollars. Consumers anticipates that it will incur these capital expenditures between 2000 and 2004. As of September 2001, Consumers has incurred $251 million in capital expenditures to comply with these regulations.

     At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined.

     Beginning January 2004, an annual return of and on these capital expenditures above depreciation levels are expected to be recoverable, subject to an MPSC prudence hearing, in future rates.

     These and other required environmental expenditures may have a material adverse effect upon our financial condition and results of operations.

     Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers does, however, believe that these costs are recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of September 30, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage Facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

     ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction;
5) establishes a market power test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers is in compliance); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so would result in an extension of the rate caps to as late as December 31, 2013. As of September 30, 2001, Consumers spent $25 million on the required expansion of transmission capabilities. Consumers anticipates it will spend an additional $13 million in 2001 and 2002, until Consumers sells METC to MTH, as discussed below under "Transmission Business".

     In July 2000, in accordance with the Customer Choice Act, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. In October 2000 and January 2001, the MPSC issued a financing order and a final financing order, respectively. In January 2001, Consumers accepted the MPSC's final financing order. Although the Michigan Attorney General appealed the financing order after Consumers accepted the order, the Attorney General did not appeal the order to the Michigan Supreme Court after the Michigan Court of Appeals unanimously affirmed the MPSC's order in July 2001.

     The orders authorize Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in offsetting the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter, that Consumers was required to implement by the Customer Choice Act. Actual cost savings from Securitization depends upon the level of debt or equity securities ultimately retired, the amortization schedule for the securitized qualified costs and the interest rates of the retired debt securities and the Securitization bonds. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential and retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $13 million annually.

     In November 2001, Consumers Funding LLC, a special purpose subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years and have an average interest rate of 5.3 percent.

     Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a securitization charge and a tax charge beginning in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, October 20, 2015, and no more than quarterly thereafter. Current electric rates will not increase for most of Consumers' electric customers under the MPSC's order. Funds collected will be remitted to the trustee for the Securitization bonds and are not available to Consumers' creditors.

     Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs is being deferred, which effectively offsets the loss in revenue resulting from the five percent residential rate reduction. In December 2001, the amortization will be reestablished based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. The amortization amount is expected to be approximately $31 million in 2002 and the securitized assets will be fully amortized by the end of 2015.

     In September 1999, Consumers began implementing a plan for electric retail customer open access. In 1998, Consumers submitted this plan to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. The Customer Choice Act states that orders issued by the MPSC before the date of this act that 1) allow electric customers to choose their supplier, 2) authorize recovery of net stranded costs and implementation costs, and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. Consumers cannot predict how the MPSC will modify the tariff or enforce the existing restructuring orders.

     POWER COSTS: During periods when electric demand is high, the cost of purchasing energy on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power above its anticipated peak power demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. As it has in previous summers, Consumers is planning for a reserve margin of 15 percent for the summers 2002 and 2003. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. The existing retail open access plan allows other electric service providers with the opportunity to serve up to 750 MW of nominal retail open access requirements. As of October 2001, alternative electric service providers are providing service to 223 MW of retail open access requirements. In June 2001, an unscheduled plant outage commenced at Palisades that will affect future power costs. Consumers has secured additional power and expects to have sufficient power to meet its customers' needs. For further information, refer to the "Nuclear Matters" section of this note.

     To reduce the risk of high energy prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electricity call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electricity call option contracts for summer 2001 was approximately $61 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of September 30, 2001, Consumers had purchased or had commitments to purchase electricity call option contracts partially covering the estimated reserve margin requirements for summers 2002 through 2008, at a recognized cost of $73 million, of which $27 million pertains to 2002.

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

     Consumers is authorized by the FERC to sell power at wholesale prices that are either 1) no greater than its cost-based rates or 2) at market price. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a market dominance analysis in October 2001. In September 2001, the FERC staff issued a report suggesting that the FERC may reconsider the method it currently uses to evaluate market power assessments for electric generators. If the FERC determines that this method is not sufficient, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale power at market-based prices and may be limited to charging prices no greater than its cost-based rates. A decision on reliance of the current assessment method is not expected for several months.

     TRANSMISSION BUSINESS: In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company by December 31, 2001.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance Companies for the purpose of creating a FERC-approved RTO. In October 2000, Consumers filed a request with the FERC to transfer ownership and control of its transmission facilities to a wholly owned subsidiary, METC. This request was granted in January 2001. In December 2000, the MPSC issued an order authorizing an anticipated sale or ownership transfer of Consumers' transmission facilities. On April 1, 2001, the transfer of the electric transmission facilities to METC took place.

     In October 2001, in compliance with Michigan's Customer Choice Act, and in conformance with FERC Order No. 2000, Consumers executed an agreement to sell METC for approximately $290 million to MTH, an independent limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. MTH and Consumers are currently seeking to satisfy the conditions of closing including approval of the transaction from the FERC. Consumers will continue to own and operate the system until all approvals are received and the sale is final. Regulatory approvals and operational transfer are expected to take place in the second quarter of 2002; however, Consumers can make no assurances as to when or if the transaction will be completed. METC will continue to maintain the system under a long-term contract with MTH.

     Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset which it can not control. As a result of the sale of its transmission facilities, Consumers anticipates that after tax earnings will be reduced by approximately $6 million and $14 million in 2002 and 2003, respectively. Through 2005, Consumers' total revenues should not be materially affected from the sale of METC due to frozen retail rates.

     Under the agreement with MTH, transmission rates charged to Consumers' bundled electric customers will be frozen at current levels until December 31, 2005 and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import power into Michigan, as required by the Customer Choice Act.

     In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the sale or transfer of transmission facilities without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights that preceded the transfer of the transmission facilities to METC. In August 2001, the parties reached two settlements that would either fully or partially resolve this litigation. The settlements were approved by the Michigan circuit court and are contingent upon the approval by the FERC and certain other contingencies. The circuit court has retained jurisdiction over the matter.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC, which was denied in October 2001.

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

     Also, in July 2001, Consumers received an order from the MPSC that proposed electric distribution performance standards applicable to electric distribution companies operating in Michigan. The proposed performance standards would establish standards related to outage restoration, safety, and customer relations. Failure to meet the proposed performance standards would result in customer credits. Consumers has submitted comments to the MPSC. Consumers cannot predict the outcome of the proposed performance standards.

     In 1996, Consumers filed with the FERC and self-implemented OATT transmission rates. Certain intervenors contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, the company believed that certain issues would be decided in Consumers' favor, and that a relatively quick order would be issued by the FERC regarding this matter. However, due to changes in regulatory interpretations, Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will also be in compliance with the initial decision until an order from the FERC is received.

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

Summarized Statements of Income for CMS Midland and CMS Holdings


                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                             -------------------
                                                                                             2001           2000
                                                                                             ----           ----
                                                                                                 In Millions
Pretax operating income                                                                       $31            $35
Income taxes and other                                                                          9             11
                                                                                              ---            ---
Net income                                                                                    $22            $24
                                                                                              ---            ---

     Power Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' strategic planning process, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the PPA's future affect on Consumers. At September 30, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $122 million and $55 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:




                                                                   2001        2002       2003       2004     2005
                                                                   ----        ----       ----       ----     ----
                                                                                      In Millions
Estimated cash underrecoveries at 98.5%, net of tax                 $37         $38        $37        $36      $35



     In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the appellate court's order.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Consumers expenses interest on leased nuclear fuel as it is incurred. Under current federal law, as a federal court decision confirmed, the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2001, Consumers has a recorded liability to the DOE of $135 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, the DOE declared that it would not begin to accept spent nuclear fuel deliveries in 1998. Also in 1997, a federal court affirmed the DOE's duty to take delivery of spent fuel. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

     NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, is currently conducting an inspection to oversee the Palisades unplanned outage, which is discussed in more detail below.

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2001, Consumers had loaded 18 dry storage casks with spent nuclear fuel at Palisades. Palisades will need to load additional casks by 2004 in order to continue operation. Palisades currently has three additional empty storage-only casks on-site, with storage pad capacity for up to seven additional loaded casks. Consumers anticipates, however, that licensed transportable casks, for additional storage, will be available prior to 2004.

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

     In April 2001, Consumers received approval from the NRC to amend the license of the Palisades nuclear plant to transfer plant operating authority to NMC. The formal operating authority transfer from Consumers to NMC took place in May 2001. Consumers will retain ownership of Palisades, its 789 MW output, the spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under this agreement, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees will work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. Consumers will benefit by consolidating expertise and controlling costs and resources among all of the nuclear plants being operated on behalf of the five NMC member companies. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts.

     On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components immediately, as opposed to partially repairing the component followed eventually by complete replacement during a future outage. The Company adopted this approach because it provides more certainty of schedule for return to service, greater regulatory acceptability, and avoids future plant outage time and associated replacement power costs. Installation of the new components is expected to be completed in December 2001, with the plant expected to return to service in January 2002. Consumers cannot, however, make any assurances as to the date on which the new components will be installed or the plant will return to service. Consumers estimates capital expenditures for the components and their installation to be approximately $25 to $30 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power and maintenance costs associated with the outage is currently estimated to be approximately $65 million. An additional month of incremental replacement power and maintenance costs would impact net income by approximately an additional $8 to $10 million. However, replacement power and maintenance costs in early 2002, if any, would be offset by the postponement of a previously scheduled refueling outage in 2002, which is now not needed until 2003. Consumers expects to have sufficient power at all times to meet its load requirements from its other plants or purchase arrangements.

     NUCLEAR DECOMMISSIONING: In 1996, Consumers and its wholesale customers entered into five-year contracts that fixed the portion of nuclear decommissioning costs that were expected to end in 2001 associated with these customers. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs attributed to wholesale customers. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

     CAPITAL EXPENDITURES: Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $590 million for 2001, $480 million for 2002, and $405 million for 2003. For further information, see the Capital Expenditures Outlook section in the MD&A.

     DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electricity call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of energy to customers, and to manage energy cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, accounting for these contracts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record the fair value of these contracts on the balance sheet. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualify for the normal purchase exception of SFAS No. 133, however, certain electricity option contracts are required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as a decrease to accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and the recorded book value of these electricity option contracts. The adjustment to accumulated other comprehensive income relates to electricity option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transaction occurs or the option expires. As of September 30, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power. The remainder is expected to be reclassified to earnings in the third quarter 2002.

     In October 2001, the FASB issued further clarifying guidance regarding derivative accounting for electricity call option contracts and option-like contracts. The clarifying guidance amends the criteria to be used to determine if derivative accounting is required. Consumers is in the process of re-evaluating its electricity option and option-like contracts in order to determine if additional contracts will require derivative accounting. The effective date of this change is January 1, 2002. Consumers is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts, but has yet to quantify these effects.

     In addition, in October 2001, the FASB issued final guidance regarding derivative accounting for certain fuel supply contracts with quantity variability. Under the final guidance, certain contracts would not qualify for the normal purchase exception of SFAS No. 133 and would require derivative accounting. Consumers initially believed that its fuel supply contracts qualified for the normal purchase exception of SFAS No. 133 and has not, therefore, recorded these contracts on the balance sheet at fair value. Consumers is in the process of reviewing its fuel supply contracts in accordance with the final guidance. The effective date of this change is

April 1, 2002. Consumers is currently studying the financial effects of the adoption of SFAS No. 133 for these contracts, but has yet to quantify these effects.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurs, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $.4 million. These contracts expire in 2001, and Consumers expects to reclassify, in 2001, a $.7 million decrease in fair value to earnings as an increase to power costs, if this fair value is sustained. The ultimate fair value of these derivative assets is dependent upon market conditions related to the derivative instruments.


GAS CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 sites that formerly housed manufactured gas plant facilities, including those in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. Using this model, Consumers estimates the total costs to be between $82 million and $113 million. These estimates are based on discounted 2001 costs. As of September 30, 2001, Consumers has an accrued liability of $60 million, (net of $22 million of expenditures incurred to date), and a regulatory asset of $71 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudence review in a future general gas rate case. Consumers' current general gas rate case considers the prudence of manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002.


GAS RATE MATTERS

     GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program which froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities.

     GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to exceed a ceiling price of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers charges customers the amount that it pays for natural gas in the reconciliation process. In December 2000, Consumers initiated the negotiations, requesting a ceiling price of $5.69 per mcf. The settlement reflects the decreasing prices in the natural gas market. The settlement does not affect Consumers' June 2001 request to the MPSC for the gas service rate increase. The MPSC also approved a methodology to adjust for market price increases quarterly without returning to the MPSC for approval.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a gas service rate increase. If the MPSC approves Consumers' request, then Consumers could bill an additional amount of approximately $6.50 per month, representing a 10% increase in the typical residential customer's average monthly bill. Consumers is seeking a 12.25% authorized return on equity. Contemporaneously with this filing, Consumers has requested partial and immediate relief in the amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates and actual earnings below the authorized return. In October 2001, Consumers revised its filing to reflect lower operating costs and is now requesting a $133 million gas service rate increase.


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


3: SHORT-TERM FINANCINGS AND CAPITALIZATION

     AUTHORIZATION: At September 30, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $900 million of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $125 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively.

     In August 2001, Consumers filed an amendment with the FERC to request authorization of an additional $500 million of long term securities for general corporate purposes and up to an additional $500 million of long term First Mortgage Bonds to be issued solely as security for the long term securities. Further, in October 2001, FERC granted Consumers' August 2001 request for authorization of an additional $500 million of short-term debt so that $1.4 billion may be outstanding at any one time and up to $500 million in of First Mortgage Bonds to be issued as collateral for the outstanding short-term securities.

     SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30,

2001, a total of $153 million was outstanding at a weighted average interest rate of 3.5 percent, compared with $430 million outstanding at September 30, 2000, at a weighted average interest rate of 7.4 percent.

     Consumers currently has in place a $325 million trade receivables sale program. At September 30, 2001 and 2000, receivables sold under the program totaled $325 million and $307 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

     LONG-TERM FINANCINGS: In September 2001, Consumers sold $350 million aggregate principal amount of 6.25 percent senior notes, maturing in September 2006. Net proceeds from the sale were $347 million. Consumers used the net proceeds to reduce borrowings on various lines of credit and on a revolving credit facility.

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


Trust and Securities                                                       Amount Outstanding
--------------------                                           ---------------------------------------
                                                               September 30  December 31  September 30              Earliest
                                                       Rate            2001         2000          2000  Maturity   Redemption
                                                       -----   ------------  -----------  ------------  --------   ----------
                                                                        In Millions
Consumers Power Company Financing I,
 Trust Originated Preferred Securities                 8.36%           $100         $100          $100      2015         2000
Consumers Energy Company Financing II,
 Trust Originated Preferred Securities                 8.20%            120          120           120      2027         2002
Consumers Energy Company Financing III,
 Trust Originated Preferred Securities                 9.25%            175          175           175      2029         2004
Consumers Energy Company Financing IV,
 Trust Originated Preferred Securities                 9.00%            125            -             -      2031         2006
                                                                       ----         ----          ----
Total                                                                  $520          395          $395
                                                                       ====         ====          ====

     OTHER: Under the provisions of its Articles of Incorporation , Consumers had $240 million of unrestricted retained earnings available to pay common dividends at September 30, 2001 and in September 2001, Consumers declared a $55 million common dividend payable in November 2001.

     DERIVATIVE ACTIVITIES: Consumers uses interest-rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. These swaps fix the interest rate on $150 million of variable rate debt, and expire in December 2001 and 2002. As of September 30, 2001, these interest rate swaps had a negative fair value of $4 million. This amount, if sustained, will be reclassified to earnings when the swaps are settled on a monthly basis.

     In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that has been recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

     Consumers also uses interest-rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. As such, Consumers will record any change in the fair value of these contracts and the fair value of the debt directly in earnings. These hedges are considered to be fully effective, and as such changes in the fair value of the swaps offset changes in the fair value of the debt. These swaps hedge the fair value on $400 million of fixed rate debt, and expire in May 2003 and December 2006. As of September 30, 2001, these interest rate swaps had a fair value of $1 million. Subsequently in November 2001, these swaps were terminated and resulted in a $4 million gain that will be deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

     During the third quarter 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $250 million of debt. These swaps terminated in the third quarter 2001, and resulted in a $4 million gain that has been deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.


4: LEASES

     In April 2001, Consumers Campus Holdings, entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at inception of the lease, under this non-cancelable operating lease would be approximately $5 million each year from 2003 through 2007 and a total of $52 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

                    Report of Independent Public Accountants

To Consumers Energy Company:

     We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and common stockholder's equity for the three-month and nine-month periods then ended and related consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Arthur Andersen LLP



Detroit, Michigan,
October 31, 2001.

                       PANHANDLE EASTERN PIPE LINE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns a LNG regasification plant and related facilities. The rates and conditions for service of interstate natural gas transmission, storage and LNG operations of Panhandle are subject to the rules and regulations of the FERC.

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


RESULTS OF OPERATIONS

NET INCOME:

                                              September 30
                                           -------------------
                                           2001       2000        Change
                                           ----    -----------    ------
                                                    In Millions
Three Months Ended                          $ 8            $14       $(6)
Nine Months Ended                           $56            $55       $ 1


     For the three months ended September 30, 2001, net income was $8 million, down $6 million from the same period in 2000. Total natural gas transportation volumes delivered for the three months ended September 30, 2001 decreased
4 percent from 2000 primarily due to decreased transportation volumes for Panhandle Eastern Pipe Line. For the nine months ended September 30, 2001, net income was $56 million, up $1 million from the same period in 2000. Total natural gas transportation volumes delivered for the nine months ended September 30, 2001 increased 1 percent from 2000 primarily due to increased supply area transportation volumes for Trunkline and the addition of Sea Robin in March 2000 (see Note 1, Corporate Structure), partially offset by decreased transportation volumes for Panhandle Eastern Pipe Line.

     Revenues for the three month and nine month periods ended September 30, 2001 increased $6 million and $35 million, respectively, from the corresponding periods in 2000 due primarily to increased LNG terminalling revenues resulting from increased LNG demand due to extremely high gas prices in early 2001.

     Operating expenses for the three months ended September 30, 2001 increased $18 million from the corresponding period in 2000 due primarily to a $7 million lower of cost or market adjustment to Panhandle's current supply of system gas and higher corporate charges. Operating expenses for the nine months ended September 30, 2001 increased $33 million from the corresponding period in 2000 due primarily to $10 million of lower of cost or market adjustments to Panhandle's current supply of system gas, higher corporate charges and increased expenses for nine months in 2001 for Sea Robin versus seven months in 2000. For further information about the Sea Robin acquisition, see Note 1, Corporate Structure.


PRETAX OPERATING INCOME:

                                                    THREE MONTHS                NINE MONTHS
                                              ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
CHANGE COMPARED TO PRIOR YEAR                       2001 VS 2000               2001 VS 2000
-----------------------------                 ------------------         ------------------
                                                                IN MILLIONS
Reservation revenue                                         $ --                       ($13)
LNG terminalling revenue                                       5                         41
Commodity revenue                                              2                         10
Other revenue                                                 (1)                        (3)
Operation and maintenance                                    (14)                       (26)
Depreciation and amortization                                 (2)                        (3)
General taxes                                                 (2)                        (4)
                                                            ----                      -----
Total Change                                                $(12)                     $   2
                                                            ====                      =====


OUTLOOK

     CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. In October 2001 CMS Trunkline LNG Company announced the expansion of its Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 billion cubic feet. With FERC approval, the expanded facility is planned to be in operation in early 2005. In addition, CMS Energy is pursuing financings and monetization of several of its assets, including the value created by contracts for capacity at its Lake Charles, Louisiana, LNG receiving facility. For further information, see Note 7, Trunkline LNG Monetization. By providing additional transportation, storage and other asset-based, value-added services to customers such as new gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. CMS Energy is in the process of converting certain Panhandle pipeline facilities through a joint venture to permit the throughput of liquid products, such as gasoline and is participating in a 150-mile natural gas pipeline venture from Illinois to Wisconsin to meet the needs of those significantly growing markets. Panhandle continues to attempt to maximize revenues from existing assets and to advance acquisition opportunities and development projects that provide expanded services to meet the specific needs of customers. In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at Trunkline LNG's facility. Pursuant to a Trunkline LNG rate settlement approved by FERC in October 2001 (See Note 2, Regulatory Matters), most of Trunkline LNG's revenues received beginning January 2002 will be coming from reservation (capacity) charges and not subject to the volatility of the spot LNG market. This will result in Trunkline LNG's revenues in 2002 being more certain during a time period when competition from other terminals is increasing, but at a level approximately 30% below the revenues expected in 2001. In addition, the LNG monetization currently being pursued by CMS Energy will result in a reduced share of Trunkline LNG's income being received by Panhandle, partially offset by lower interest expense from debt retired with the proceeds from the transaction.

     UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cashflows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be shorter duration, which may increase revenue volatility; 3) the impact of potential future rate cases, for any of Panhandle's regulated operations; 4) current initiatives for additional federal rules and legislation regarding pipeline safety; 5) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; and
6) construction and market risks associated with Panhandle's investment in the liquids pipeline business through the Centennial Pipeline venture.


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

     In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. Panhandle expects a resolution of this penalty proceeding during the fourth quarter of 2001. For further information, see Note 4, Commitments and Contingencies - Air Quality Control, incorporated by reference herein.

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

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the standard. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. Panhandle is currently studying the effects of the new standard but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets upon adoption. At September 30, 2001 goodwill was approximately $718 million and goodwill amortization was approximately $5 million and $15 million for the three months and nine months ended September 30, 2001, respectively.

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

     In October 2001 FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that supersedes SFAS NO. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Panhandle accounting for any future impairments or disposals of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting principles used in previous asset impairments or disposals.

                       PANHANDLE EASTERN PIPE LINE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                         ------------------         -----------------
                                                          2001         2000         2001         2000
                                                         -----         ----         ----         ----
OPERATING REVENUE
  Transportation and storage of natural gas               $ 96         $ 94         $308         $311
  LNG terminalling revenue                                  20           15           69           28
  Other                                                      4            5           13           16
                                                          ----         ----         ----         ----
      Total operating revenue                              120          114          390          355
                                                          ----         ----         ----         ----
OPERATING EXPENSES
  Operation and maintenance                                 63           49          168          142
  Depreciation and amortization                             19           17           52           49
  General taxes                                              8            6           22           18
                                                          ----         ----         ----         ----
      Total operating expenses                              90           72          242          209
                                                          ----         ----         ----         ----

PRETAX OPERATING INCOME                                     30           42          148          146

OTHER INCOME, NET                                            4            2            8            5

INTEREST CHARGES
  Interest on long-term debt                                20           21           63           62
  Other interest                                             -            -           (1)           -
                                                          ----         ----         ----         ----
     Total interest charges                                 20           21           62           62

NET INCOME BEFORE INCOME TAXES                              14           23           94           89

INCOME TAXES                                                 6            9           38           34
                                                          ----         ----         ----         ----
CONSOLIDATED NET INCOME                                   $  8         $ 14         $ 56         $ 55
                                                          ====         ====         ====         ====

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            -----------------
                                                                             2001        2000
                                                                            -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $  56       $  55
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                52          49
  Deferred income taxes                                                        52          47
  Changes in current assets and liabilities                                   (70)        (48)
  Other, net                                                                   (5)        (10)
                                                                            -----       -----
     Net cash provided by operating activities                                 85          93
                                                                            -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital and investment expenditures                                         (50)       (110)
  Other, net                                                                  (22)          -
                                                                            -----       -----
     Net cash used in investing activities                                    (72)       (110)
                                                                            -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution from parent                                                    150           -
  Proceeds from senior notes                                                    -          99
  Net increase in note receivable - CMS Capital                              (111)        (28)
  Dividends paid                                                              (50)        (54)
                                                                            -----       -----
     Net cash provided by/(used by) financing activities                      (11)         17
                                                                            -----       -----
  Net Increase in Cash and Temporary Cash Investments                           2           -
  CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                      -           -
                                                                            -----       -----
  CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                        $   2       $   -
                                                                            =====       =====

OTHER CASH FLOW ACTIVITIES WERE:
  Interest paid (net of amounts capitalized)                                $  80       $  75
  Income taxes paid (net of refunds)                                            8           6

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             2001               2000
                                                                                         -------------      ------------
                                                                                          (UNAUDITED)
ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                                          $1,666            $1,679
  Less accumulated depreciation and amortization                                                   134                99
                                                                                                ------            ------
     Sub-total                                                                                   1,532             1,580
  Construction work-in-progress                                                                     35                20
                                                                                                ------            ------
     Net property, plant and equipment                                                           1,567             1,600
                                                                                                ------            ------

INVESTMENTS                                                                                         65                 7
                                                                                                ------            ------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                             2                --
  Accounts receivable, less allowances of $2 as of September 30, 2001                              176               140
   and $1 as of Dec. 31, 2000
  Gas imbalances - receivable                                                                       65                71
  System gas and operating supplies                                                                 24                21
  Deferred income taxes                                                                              8                12
  Note receivable - CMS Capital                                                                    273               162
  Other                                                                                             19                21
                                                                                                ------            ------
     Total current assets                                                                          567               427
                                                                                                ------            ------
NON-CURRENT ASSETS
  Goodwill, net                                                                                    718               753
  Debt issuance cost                                                                                10                11
  Other                                                                                             90                 8
                                                                                                ------            ------
     Total non-current assets                                                                      818               772
                                                                                                ------            ------
  TOTAL ASSETS                                                                                  $3,017            $2,806
                                                                                                ======            ======

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             2001               2000
                                                                                         -------------      ------------
                                                                                          (UNAUDITED)
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
  Common stockholder's equity
  Common stock, no par, 1,000 shares authorized, issued and outstanding                         $    1            $    1
  Paid-in capital                                                                                1,277             1,127
  Retained earnings                                                                                  -                (6)
                                                                                                ------            ------
     Total common stockholder's equity                                                           1,278             1,122
  Long-term debt                                                                                 1,192             1,193
                                                                                                ------            ------
     Total capitalization                                                                        2,470             2,315
                                                                                                ------            ------

CURRENT LIABILITIES
  Accounts payable                                                                                  19                32
  Gas imbalances - payable                                                                         123                56
  Accrued taxes                                                                                     10                 3
  Accrued interest                                                                                  15                31
  Accrued liabilities                                                                               25                45
      Other                                                                                         93               104
                                                                                                ------            ------
     Total current liabilities                                                                     285               271
                                                                                                ------            ------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                                            181               134
  Other                                                                                             81                86
                                                                                                ------            ------
     Total non-current liabilities                                                                 262               220
                                                                                                ------            ------
  TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                             $3,017            $2,806
                                                                                                ======            ======

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                         NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                               2001                       2000
                                                                         -----------------         -----------------
COMMON STOCK
At beginning and end of period                                                      $    1                    $    1
                                                                                    ------                    ------

ADDITIONAL PAID-IN CAPITAL
At beginning of period                                                               1,127                     1,127
Contribution from parent                                                               150                         -
                                                                                    ------                    ------
  At end of period                                                                   1,277                     1,127
                                                                                    ------                    ------

RETAINED EARNINGS
At beginning of period                                                                  (6)                        -
Net income                                                                              56                        55
Common stock dividends                                                                 (50)                      (54)
                                                                                    ------                    ------
  At end of period                                                                       -                         1
                                                                                    ------                    ------
TOTAL COMMON STOCKHOLDER'S EQUITY                                                   $1,278                    $1,129
                                                                                    ======                    ======

   The accompanying condensed notes are an integral part of these statements.

                             PANHANDLE EASTERN PIPE LINE COMPANY

                     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     These interim Consolidated Financial Statements have been prepared by Panhandle and reviewed by the independent public accountants in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements contained within should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Panhandle's Form 10-K for the year ended December 31, 2000, which includes the Report of Independent Public Accountants. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.


1. CORPORATE STRUCTURE

     Panhandle Eastern Pipe Line is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line Company was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, including LNG terminalling, and is subject to the rules and regulations of the FERC.

     In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other consideration. Sea Robin is a 1 bcf per day capacity pipeline system located in the Gulf of Mexico. Year to date results for 2001 include nine months of Sea Robin activity whereas results for 2000 only include seven months.


2. REGULATORY MATTERS

     In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle. FERC ordered these pipelines to refund these amounts to their customers. The pipelines must make all payments in compliance with prescribed FERC requirements. In June 2001, Panhandle filed a proposed settlement with the FERC which is supported by most of the customers and affected producers. That settlement was approved by the Commission in October 2001. At September 30, 2001 and December 31, 2000, Panhandle's Accounts Receivable included $63 million and $59 million, respectively, due from natural gas producers, and Other Current Liabilities included $63 million and $59 million, respectively, for related obligations. The settlement provides for a reduction in these balances resulting in an amount due from natural gas producers of $33 million and an amount due to jurisdictional customers of $29 million. These adjustments will be recorded in the fourth quarter.

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

     In July 2001, Panhandle filed a settlement with customers on Order 637 matters to resolve matters including capacity release and imbalance penalties, among others. On October 12, 2001 FERC issued an order approving the settlement, with modifications. This order is pending potential requests for rehearing. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

     In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement will take effect in January 2002. This will result in reduced revenues from 2001 levels but less volatility due to the 22-year contract with BG LNG Services.


3. RELATED PARTY TRANSACTIONS

     Other income includes $7 million for the nine months ended September 30, 2001 for interest on Note Receivable from CMS Capital. In June 2001, Panhandle Eastern Pipe Line received a $150 million capital contribution from CMS Gas Transmission. Panhandle also loaned CMS Capital $150 million in June 2001.

     A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                           September 30,      December 31,
                                    2001              2000
                           -------------      ------------
                                       In Millions
Notes receivable                    $273              $162
Accounts receivable                   73                48
Accounts payable                       8                27



4. COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including interest costs capitalized, to be $83 million in 2001, $98 million in 2002 and $70 million in 2003. The amounts for 2002 and 2003 exclude expenditures associated with a potential LNG terminal expansion which is planned to be filed with FERC in November 2001. The expansion expenditures, estimated at $25 million in 2002 and $90 million in 2003, are currently expected to be funded through a joint venture (See Note 7, Trunkline LNG Monetization) via loans or equity contributions from Panhandle or equity investors or by third party financings acceptable to the lenders of the joint venture. Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations and contributions from the parent.

     LITIGATION: Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS 5, Accounting for Contingencies, in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

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

     In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. Panhandle expects a resolution of this penalty proceeding during the fourth quarter of 2001. The resolution could result in a penalty of $100,000 or potentially a significantly greater amount and, upon the approval of a pending permit application, will require the installation of certain capital improvements at the Glenarm facility at a cost of approximately $3 million. It is expected the capital outlay will occur in 2003 or 2004. Under the terms of the Stock Purchase Agreement between CMS Energy and an affiliate of Duke Energy, penalties relating to this facility remain the obligation of a Duke Energy affiliate. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

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

     Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guarantees payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The transportation agreement requires estimated total payments of $5 million through October 2001. The Panhandle guarantee expires on October 31, 2001.

     In conjunction with the Centennial Pipeline project, Panhandle has provided a guaranty related to project financing for a maximum of $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets. For further information about the Centennial Pipeline project, see Note 2, Regulatory Matters.

     In March 1999, CMS Gas Transmission, Panhandle's parent company, became a partner with a one-third interest in Guardian Pipeline L.L.C. along with Viking Gas Transmission and WICOR. Guardian is currently constructing a 150-mile, 36 inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in November 2002. The guaranty will be released when Guardian reaches certain operational and financial targets. In November 2001, CMS Gas Transmission will convey its investment in Guardian to Panhandle, and upon completion of the project, Trunkline will operate and maintain the pipeline.


5. IMPLEMENTATION OF SFAS NO. 133

     Panhandle adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, effective January 1, 2001. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities on the Balance Sheet and to measure those instruments at fair value. As of September 30, 2001, Panhandle believes its contracts qualify for the normal purchase and sales exception of SFAS No. 133, and therefore no impact has been reflected in the financial statements.


6. SYSTEM GAS

     Panhandle recorded a lower of cost or market adjustment of approximately $7 million in the third quarter of 2001, reducing its current system gas to market value. Panhandle classifies its non-current system gas in Other Non-Current Assets and it is recorded at a cost of $74 million and $1 million at September 30, 2001 and December 31, 2000, respectively.


7. TRUNKLINE LNG MONETIZATION

     Panhandle is pursuing a monetization of the value created by contracts for capacity at the Trunkline LNG terminal. The monetization transaction is planned to involve an equity investor who will have a 50% voting interest and share control in Trunkline LNG. The new joint venture (JV) will be deconsolidated from Panhandle to reflect its loss of majority control of the new entity. The transaction is expected to result in a book gain, if it is closed by year end, due to proceeds received by Panhandle from financings of the JV in excess of Panhandle's current book basis in Trunkline LNG. The transaction is expected to close in December 2001, and proceeds from the transaction are to be utilized for Panhandle debt retirement and dividends to CMS Energy for additional debt retirement at that level.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Panhandle Eastern Pipe Line Company:

     We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of September 30, 2001, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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


Houston, Texas
October 25, 2001

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


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 2000 and Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 4 - Uncertainties for CMS Energy and Consumers, and Note 4 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        CMS ENERGY CORPORATION

     During the 3rd Quarter 2001, CMS Energy did not submit any matters to a vote of security holders.


ITEM 5. OTHER INFORMATION

     In order for a shareholder to submit a proposal for a vote at the CMS Energy 2002 Annual Meeting, the shareholder must assure that CMS Energy receives the proposal on or before March 10, 2002. CMS Energy will not include shareholder's proposals in the CMS Energy's proxy statement. The shareholder must address the proposal to: Mr. Thomas A. McNish, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. If the shareholder fails to submit the proposal on or before March 10, 2002, then management may use its discretionary voting authority to decide if it will submit the proposal to vote when the shareholder raises the proposal at the CMS Energy 2002 Annual Meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     LIST OF EXHIBITS

(4)(a)      Fourth Supplemental Indenture dated as of May 31, 2001 between Consumers
            Energy Company and The Bank of New York, as Trustee.

(4)(b)      Seventy-Ninth Supplemental Indenture dated as of September 26, 2001 between
            Consumers Energy Company and The Chase Manhattan Bank, as Trustee.

(4)(c)      Amendment No. 1 to Credit Agreement dated June 18, 2001 among CMS
            Energy, the Banks, the Administrative Agent and Collateral Agent, the Co-Syndication Agents, the Documentation Agents and the Advisor,
            Arranger and Book Manager, all as defined thereto.

(4)(d)      Amendment No. 1 to Credit Agreement dated June 18, 2001 among CMS
            Energy, the Banks, the Administrative Agent and Collateral Agent, the Co-Syndication Agents, the Documentation Agents and the Advisor,
            Arranger and Book Manager, all as defined thereto.


(10)(a)     Purchase and Sale Agreement by and between CMS Gas
            Transmission Company and Marathon Oil Company dated October 31,
            2001.

            Share Purchase Agreement by and among CMS Methanol Company, CMS
            Enterprises Company, Marathon E.G. Methanol Limited, and Marathon
            Oil Company dated October 31, 2001.

            Stock Purchase Agreement by and among CMS Oil and Gas Company,
            CMS Enterprises Company, Marathon E.G. Holding Limited and
            Marathon Oil Company dated October 31, 2001.

(12)     -  CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed
                        Charges

(15)(a)  -  CMS Energy: Letter of Independent Public Accountant

(15)(b)  -  Consumers: Letter of Independent Public Accountant


(b)     REPORTS ON FORM 8-K


CMS ENERGY

     During 3rd Quarter 2001, CMS Energy filed reports of Form 8-K on, July 12, 2001, August 1, 2001, August 31, 2001, October 26, 2001 and November 2, 2001.
The reports covered matters pursuant to ITEM 5. OTHER EVENTS.


CONSUMERS

     During 3rd Quarter 2001, Consumers filed reports of Form 8-K on July 12, 2001, August 1, 2001, August 31, 2001 and October 26, 2001. The reports covered matters pursuant to ITEM 5. OTHER EVENTS.


PANHANDLE

     During 3rd Quarter 2001, Panhandle filed reports of Form 8-K filed August 1, 2001 and October 26, 2001. The reports covered matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                CMS ENERGY CORPORATION
                                      ------------------------------------------
                                                     (Registrant)


Dated: November 14, 2001              By: /s/ A.M. Wright
                                          --------------------------------------
                                          Alan M. Wright
                                          Executive Vice President
                                          Chief Financial Officer and
                                          Chief Administrative Officer



                                              CONSUMERS ENERGY COMPANY
                                      ------------------------------------------
                                                    (Registrant)


Dated: November 14, 2001              By: /s/ A.M. Wright
                                          --------------------------------------
                                          Alan M. Wright
                                          Executive Vice President
                                          Chief Financial Officer and
                                          Chief Administrative Officer



                                         PANHANDLE EASTERN PIPE LINE COMPANY
                                      ------------------------------------------
                                                     (Registrant)


Dated: November 14, 2001              By: /s/ A.M. Wright
                                         ---------------------------------------
                                          Alan M. Wright
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            CMS ENERGY CORPORATION,

                            CONSUMERS ENERGY COMPANY

                                      AND

                      PANHANDLE EASTERN PIPE LINE COMPANY


                                   FORM 10-Q

                                    EXHIBITS



                      FOR QUARTER ENDED SEPTEMBER 30, 2001


================================================================================

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
(4)(a)  -   Consumers:    Fourth Supplemental Indenture dated as of May 31, 2001
                          between Consumers Energy Company and The Bank of New
                          York, as Trustee.

(4)(b)  -   Consumers:    Seventy-Ninth Supplemental Indenture dated as of
                          September 26, 2001 between Consumers Energy Company and The
                          Chase Manhattan Bank, as Trustee.

(4)(c)  -   CMS Energy:   Amendment No. 1 to Credit Agreement dated June 18,
                          2001 among CMS Energy, the Banks, the Administrative
                          Agent and Collateral Agent, the Co-Syndication Agents,
                          the Documentation Agents and the Advisor, Arranger and
                          Book Manager, all as defined thereto.

(4)(d)  -   CMS Energy:   Amendment No. 1 to Credit Agreement dated June 18,
                          2001 among CMS Energy, the Banks, the Administrative
                          Agent and Collateral Agent, the Co-Syndication Agents,
                          the Documentation Agents and the Advisor, Arranger and
                          Book Manager, all as defined thereto.

(10)(a) -   CMS Energy:   Purchase and Sale Agreement by and between CMS Gas
                          Transmission Company and Marathon Oil Company dated October 31,
                          2001.

            CMS Energy:   Share Purchase Agreement by and among CMS Methanol
                          Company, CMS Enterprises Company, Marathon E.G. Methanol
                          Limited, and Methanol Oil Company dated October 31, 2001.

            CMS Energy:   Stock Purchase Agreement by and among CMS
                          Oil and Gas Company, CMS Enterprises Company,
                          Marathon E.G. Holding Limited and Marathon Oil
                          Company dated October 31, 2001.

(12)    -   CMS Energy:   Statements regarding computation of Ratio of Earnings to
                          Fixed Charges

(15)(a) -   CMS Energy:   Letter of Independent Public Accountant

(15)(b) -   Consumers:    Letter of Independent Public Accountant
