Form 10-K
period 2001-12-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2002-03-29
CIK 811156, 76063, 201533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
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
CMS ENERGY CORPORATION  Common Stock, $.01 par value                                  New York Stock Exchange
CMS ENERGY TRUST II     8.75% Adjustable Convertible Trust Securities                 New York Stock Exchange
CMS ENERGY TRUST III    7.25% Premium Equity Participating Security Units             New York Stock Exchange
CONSUMERS ENERGY
  COMPANY               Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series  New York Stock Exchange
CONSUMERS POWER
  COMPANY FINANCING I   8.36% Trust Originated Preferred Securities                   New York Stock Exchange
CONSUMERS ENERGY
  COMPANY FINANCING II  8.20% Trust Originated Preferred Securities                   New York Stock Exchange
CONSUMERS ENERGY
  COMPANY FINANCING
  III                   9.25% Trust Originated Preferred Securities                   New York Stock Exchange
CONSUMERS ENERGY
  COMPANY FINANCING IV  9.00% Trust Originated Preferred Securities                   New York Stock Exchange

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

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $2,909,720,407 for the 133,473,415 CMS Energy Common Stock shares outstanding on February 28, 2002.

On February 28, 2002 CMS Energy held all voting and non-voting common equity of Consumers and Panhandle.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers information statement relating to the 2002 annual meeting of shareholders to be held May 24, 2002, are incorporated by reference in Part III, except for the organization and compensation committee report, performance graph and audit committee report contained therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CMS Energy Corporation
                                      and
                            Consumers Energy Company
                                      and
                      Panhandle Eastern Pipe Line Company
 Annual Reports on Form 10-K to the Securities and Exchange Commission for the
                                   Year Ended
                               December 31, 2001

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

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Glossary    ............................................................       3
PART I:
Item 1.     Business....................................................       8
Item 2.     Properties..................................................      32
Item 3.     Legal Proceedings...........................................      32
Item 4.     Submission of Matters to a Vote of Security Holders.........      32
PART II
Item 5.     Market for CMS Energy's, Consumers' and Panhandle's Common
            Equity and Related Stockholder Matters......................      33
Item 6.     Selected Financial Data.....................................      33
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      34
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................      34
Item 8.     Financial Statements and Supplementary Data.................      35
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    CO-1
PART III
Item 10.    Directors and Executive Officers of CMS Energy and
            Consumers...................................................    CO-2
Item 11.    Executive Compensation......................................    CO-2
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    CO-2
Item 13.    Certain Relationships and Related Transactions..............    CO-2
PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    CO-3

                                    GLOSSARY

     Certain terms used in the text and financial statements are defined below.

ABATE.....................................    Association of Businesses Advocating Tariff Equity
ALJ.......................................    Administrative Law Judge
APB.......................................    Accounting Principles Board
APB Opinion No. 18........................    APB Opinion No. 18, "The Equity Method of Accounting for
                                              Investments in Common Stock"
APB Opinion No. 25........................    APB Opinion No. 25, "Accounting for Stock Issued to
                                              Employees"
APB Opinion No. 30........................    APB Opinion No. 30, "Reporting Results of Operations --
                                              Reporting the Effects of Disposal of a Segment of a
                                              Business"
AMT.......................................    Alternative minimum tax
Alliance..................................    Alliance Regional Transmission Organization
Anadarko..................................    Anadarko Petroleum Corporation, a non-affiliated company
Articles..................................    Articles of Incorporation
Attorney General..........................    Michigan Attorney General
bcf.......................................    Billion cubic feet
BG LNG Services...........................    BG LNG Services, Inc., a subsidiary of BG Group of the
                                              United Kingdom
Big Rock..................................    Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................    Board of Directors of CMS Energy
Bookouts..................................    Unplanned netting of transactions from multiple
                                              contracts
Btu.......................................    British thermal unit
Class G Common Stock......................    One of two classes of common stock of CMS Energy, no par
                                              value, which reflects the separate performance of the
                                              Consumers Gas Group, redeemed in October 1999
Clean Air Act.............................    Federal Clean Air Act, as amended
CMS Capital...............................    CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas......................    CMS Electric and Gas Company, a subsidiary of
                                              Enterprises
CMS Energy................................    CMS Energy Corporation, the parent of Consumers and
                                              Enterprises
CMS Energy Common Stock...................    Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission......................    CMS Gas Transmission Company, a subsidiary of
                                              Enterprises
CMS Generation............................    CMS Generation Co., a subsidiary of Enterprises
CMS Holdings..............................    CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland...............................    CMS Midland Inc., a subsidiary of Consumers
CMS MST...................................    CMS Marketing, Services and Trading Company, a
                                              subsidiary of Enterprises
CMS Oil and Gas...........................    CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holdings, LLC...............    A subsidiary of Panhandle Eastern Pipe Line
Common Stock..............................    All classes of Common Stock of CMS Energy and each of
                                              its subsidiaries, or any of them individually, at the
                                              time of an award or grant under the Performance
                                              Incentive Stock Plan
Consumers.................................    Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings.................    Consumers Campus Holdings, L.L.C., a wholly owned
                                              subsidiary of Consumers
Consumers Gas Group.......................    The gas distribution, storage and transportation
                                              businesses currently conducted by Consumers and Michigan
                                              Gas Storage
Court of Appeals..........................    Michigan Court of Appeals

Customer Choice Act.......................    Customer Choice and Electricity Reliability Act, a
                                              Michigan statute enacted in June 2000 that allows all
                                              retail customers choice of alternative electric
                                              suppliers no later than January 1, 2002, provides for
                                              full recovery of net stranded costs and implementation
                                              costs, establishes a five percent reduction in
                                              residential rates, establishes rate freeze and rate cap,
                                              and allows for Securitization
Detroit Edison............................    The Detroit Edison Company, a non-affiliated company
DIG.......................................    Dearborn Industrial Generation, L.L.C., a wholly owned
                                              subsidiary of CMS Generation
DIG Statement No. C15.....................    Derivatives Implementation Group, Statement 133
                                              Implementation Issue No. C15, "Scope Exceptions: Normal
                                              Purchases and Normal Sales Exception for Certain
                                              Option-Type Contracts and Forward Contracts in
                                              Electricity"
DIG Statement No. C16.....................    Derivatives Implementation Group, Statement 133
                                              Implementation Issue No. C16, "Scope Exceptions:
                                              Applying the Normal Purchases and Normal Sales Exception
                                              to Contracts That Combine a Forward Contract and a
                                              Purchased Option Contract"
DOE.......................................    U.S. Department of Energy
Dow.......................................    The Dow Chemical Company, a non-affiliated company
DSM.......................................    Demand-side management
Duke Energy...............................    Duke Energy Corporation, a non-affiliated company
EITF......................................    Emerging Issues Task Force
El Chocon.................................    Hidroelectrica El Chocon S.A.
Enterprises...............................    CMS Enterprises Company, a subsidiary of CMS Energy
EPA.......................................    U. S. Environmental Protection Agency
EPS.......................................    Earnings per share
FASB......................................    Financial Accounting Standards Board
FERC......................................    Federal Energy Regulatory Commission
FMLP......................................    First Midland Limited Partnership, a partnership which
                                              holds a lessor interest in the MCV facility
FTC.......................................    Federal Trade Commission
GCR.......................................    Gas cost recovery
GTNs......................................    CMS Energy General Term Notes(R), $250 million Series A,
                                              $125 million Series B, $150 million Series C, $200
                                              million Series D, $400 million Series E and $300 million
                                              Series F
GWh.......................................    Gigawatt-hour
INGAA.....................................    Interstate Natural Gas Association of America
IPP.......................................    Independent Power Producer
ISO.......................................    Independent System Operator
ITC.......................................    Investment tax credit
Jorf Lasfar...............................    The 1,356 MW coal-fueled power plant in Morocco, jointly
                                              owned by CMS Generation and ABB Energy Venture, Inc.
kWh.......................................    Kilowatt-hour
LIBOR.....................................    London Inter-Bank Offered Rate
Loy Yang..................................    The 2,000 MW brown coal fueled Loy Yang A power plant
                                              and an associated coal mine in Victoria, Australia, in
                                              which CMS Generation holds a 50 percent ownership
                                              interest
LNG.......................................    Liquefied natural gas
LNG Holdings..............................    CMS Trunkline LNG Holdings, LLC, jointly owned by CMS
                                              Panhandle Holdings, LLC and Dekatherm Investor Trust
Ludington.................................    Ludington pumped storage plant, jointly owned by
                                              Consumers and Detroit Edison

mcf.......................................    Thousand cubic feet
MCV Facility..............................    A natural gas-fueled, combined-cycle cogeneration
                                              facility operated by the MCV Partnership
MCV Partnership...........................    Midland Cogeneration Venture Limited Partnership in
                                              which Consumers has a 49 percent interest through CMS
                                              Midland
MD&A......................................    Management's Discussion and Analysis
MEPCC.....................................    Michigan Electric Power Coordination Center
METC......................................    Michigan Electric Transmission Company, a subsidiary of
                                              Consumers Energy
Michigan Gas Storage......................    Michigan Gas Storage Company, a subsidiary of Consumers
Mbbls.....................................    Thousand barrels
MMbbls....................................    Million barrels
MMBtu.....................................    Million British thermal unit
MMcf......................................    Million cubic feet
MPSC......................................    Michigan Public Service Commission
MTH.......................................    Michigan Transco Holdings, Limited Partnership
MW........................................    Megawatts
NEIL......................................    Nuclear Electric Insurance Limited, an industry mutual
                                              insurance company owned by member utility companies
Nitrotec..................................    Nitrotec Corporation, a propriety gas technology company
                                              in which CMS Gas Transmission owns an equity interest
NMC.......................................    Nuclear Management Company, a Wisconsin company, formed
                                              in 1999 by Northern States Power Company (now Xcel
                                              Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                              Company, and Wisconsin Public Service Company to operate
                                              and manage nuclear generating facilities owned by the
                                              four utilities
NOx.......................................    Nitrogen Oxide
NRC.......................................    Nuclear Regulatory Commission
NYMEX.....................................    New York Mercantile Exchange
OATT......................................    Open Access Transmission Tariff
OPEB......................................    Postretirement benefit plans other than pensions for
                                              retired employees
Palisades.................................    Palisades nuclear power plant, owned by Consumers
Pan Gas Storage...........................    Pan Gas Storage Company, a subsidiary of Panhandle
                                              Eastern Pipe Line Company
Panhandle.................................    Panhandle Eastern Pipe Line Company, including its
                                              subsidiaries Trunkline, Pan Gas Storage, Panhandle
                                              Storage, and Trunkline LNG. Panhandle is a wholly owned
                                              subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line...............    Panhandle Eastern Pipe Line Company, a wholly owned
                                              subsidiary of CMS Gas Transmission
Panhandle Storage.........................    CMS Panhandle Storage Company, a subsidiary of Panhandle
                                              Eastern Pipe Line Company
PCB.......................................    Polychlorinated biphenyl
Pension Plan..............................    The trusteed, non-contributory, defined benefit pension
                                              plan of Panhandle, Consumers and CMS Energy
PFD.......................................    Proposal For Decision
Powder River..............................    CMS Oil & Gas owns a significant interest in 13 coal bed
                                              methane fields or projects developed within the Powder
                                              River Basin which spans the border between Wyoming and
                                              Montana.
PPA.......................................    The Power Purchase Agreement between Consumers and the
                                              MCV Partnership with a 35-year term commencing in March
                                              1990
ppm.......................................    Parts per million

Price Anderson Act........................  Price Anderson Act, enacted in 1957 as an amendment to the Atomic
                                            Energy Act of 1954, as revised and extended over the years. This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR......................................  Power supply cost recovery
PUHCA.....................................  Public Utility Holding Company Act of 1935
PURPA.....................................  Public Utility Regulatory Policies Act of 1978
RTO.......................................  Regional Transmission Organization
SAB.......................................  Staff Accounting Bulletin
SAB No. 101...............................  SEC SAB No. 101, "Revenue Recognition"
Sea Robin.................................  Sea Robin Pipeline Company
SEC.......................................  U.S. Securities and Exchange Commission
Securitization............................  A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of
                                            Securitization bonds issued by a special purpose entity affiliated with such utility
Senior Credit Facilities..................  $450 million one-year revolving credit facility maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in
                                            June 2004
SERP......................................  Supplemental Executive Retirement Plan
SFAS......................................  Statement of Financial Accounting Standards
SFAS No. 5................................  SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13...............................  SFAS No. 13 "Accounting for Leases"
SFAS No. 34...............................  SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52...............................  SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71...............................  SFAS No. 71, "Accounting for the Effects of Certain Types of
                                            Regulation"
SFAS No. 87...............................  SFAS No. 87, "Employers' Accounting for Pension"
SFAS No. 106..............................  SFAS No. 106, "Employers' Accounting for Postretirement Benefits
                                            Other Than Pensions"
SFAS No. 109..............................  SFAS No. 109, "Accounting for Income Taxes"
SFAS No. 115..............................  SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                            Securities"
SFAS No. 121..............................  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                            for Long-Lived Assets to be Disposed Of"
SFAS No. 123..............................  SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133..............................  SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                            Activities, as amended and interpreted"
SFAS No. 141..............................  SFAS No. 141, "Business Combinations"
SFAS No. 142..............................  SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143..............................  SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144..............................  SFAS No. 144, "Accounting for the Impairment or Disposal of
                                            Long-Lived Assets"
SIPS......................................  State Implementation Plans
SOP.......................................  Statement of Position

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

                                     PART I

                               ITEM 1. BUSINESS.

GENERAL

CMS ENERGY

     CMS Energy, formed in Michigan in 1987, is an integrated energy company operating in the United States and in selected growth markets around the world. CMS Energy has a strong asset base, supplemented with an active marketing, services and trading capability. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of the 10 million residents in the 68 Michigan lower peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international growth markets.

     In 2001, CMS Energy's consolidated operating revenue was $9.60 billion. See BUSINESS SEGMENTS later in this Item 1 for further discussion of each segment.

CONSUMERS

     Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. In 1997, Consumers, formerly named Consumers Power Company, changed its name to Consumers Energy Company to better reflect its integrated electricity and gas businesses.

     Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2001, Consumers' customer base and operating revenues were as follows:

                                                           CUSTOMERS     OPERATING         2001 VS. 2000
                                                             SERVED       REVENUE        OPERATING REVENUE
                                                           (MILLIONS)    (MILLIONS)    % INCREASE/(DECREASE)
                                                           ----------    ----------    ---------------------
Electric Utility Business..............................       1.70         $2,633              (1.61)
Gas Utility Business...................................       1.63          1,338              11.87
Other..................................................         --             43(a)          (31.75)
  Total................................................       3.33         $4,014               2.01

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

     CONSUMERS PROPERTIES -- GENERAL: The principal properties of Consumers and its subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers' properties see BUSINESS SEGMENTS -- Consumers Electric Utility Operations -- Electric Utility Properties, and -- Consumers Gas Utility Operations -- Gas Utility Properties, below.

     For information on capital expenditures, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

CONSUMERS' ELECTRIC UTILITY OPERATIONS

     Based on the number of customers, Consumers' electric utility operations, if independent, would be the thirteenth largest electric utility company in the United States. Consumers' electric utility operations include the generation, purchase, transmission, distribution and sale of electricity. At year-end 2001, it served customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' electric utility operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. In 2001 and 2000, total electric deliveries were 40 billion kWh and 41 billion kWh, respectively. In 2001, electric sales totaled 39 billion kWh and retail open access deliveries totaled 1 billion kWh. In 2000, electric sales totaled 40 billion kWh and retail open access deliveries totaled 1 billion kWh.

     Consumers experienced a 2001 winter peak demand of 5,769 MW and a summer peak demand of 8,289 MW. The summer peak of 8,289 MW was significantly higher than the 2001 projection of 7,741 MW, and 10.8 percent higher than the previous record peak of 7,460 MW reached in 1999. In 2001, based on the actual summer peak, Consumers' power reserve, also called a reserve margin, was 7.4 percent compared to 21 percent in 2000. Based on its summer 2001 forecast, Consumers carried a 15.4 percent reserve margin. Consumers estimates that during the summer of 2002, it will be able to satisfy its peak demand with a reserve margin of approximately 17 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements.

     ELECTRIC UTILITY PROPERTIES: At December 31, 2001, Consumers' electric generating system consists of the following:

                                                                        2001 SUMMER NET       2001 NET
                                                                         DEMONSTRATED        GENERATION
                                                   SIZE AND YEAR          CAPABILITY         (THOUSANDS
        NAME AND LOCATION (MICHIGAN)              ENTERING SERVICE          (KWHS)            OF KWHS)
        ----------------------------              ----------------      ---------------      ----------
COAL GENERATION
  J H Campbell 1&2 -- West Olive............    2 Units, 1962-1967           615,000          3,654,739
  J H Campbell 3 -- West Olive..............    1 Unit, 1980                 765,140(a)       5,612,688
  D E Karn -- Essexville....................    2 Units, 1959-1961           515,000          3,611,668
  B C Cobb -- Muskegon......................    2 Units, 1956-1957           316,000          2,029,002
  J R Whiting -- Erie.......................    3 Units, 1952-1953           326,000          2,119,458
  J C Weadock -- Essexville.................    2 Units, 1955-1958           310,000          2,175,729
                                                                           ---------         ----------
Total coal generation.......................                               2,847,140         19,203,284
                                                                           ---------         ----------
OIL/GAS GENERATION
  B C Cobb -- Muskegon......................    3 Units, 1999-2000           183,000             58,328
  D E Karn -- Essexville....................    2 Units, 1975-1977         1,276,000            928,427
                                                                           ---------         ----------
Total oil/gas generation....................                               1,459,000            986,755
                                                                           ---------         ----------
HYDROELECTRIC
  Conventional Hydro Generation.............    13 Plants, 1907-1949          73,540            422,576
  Ludington Pumped Storage..................    6 Units, 1973                954,700(b)        (553,135)(c)
                                                                           ---------         ----------
Total Hydroelectric.........................                               1,028,240           (130,559)
                                                                           ---------         ----------
NUCLEAR GENERATION
  Palisades -- South Haven..................    1 Unit, 1971                 760,000          2,325,720(d)
                                                                           ---------         ----------
GAS/OIL COMBUSTION TURBINE
  Generation................................    8 Plants, 1966-1999          346,800(e)          14,711
                                                                           ---------         ----------
Total owned generation......................                               6,441,180         22,399,911
                                                                           =========         ==========
PURCHASED AND INTERCHANGE POWER CAPACITY....                               1,644,180(f)
                                                                           ---------
Total.......................................                               8,085,360
                                                                           =========

-------------------------
(a)  Represents Consumers' share of the capacity of the J H Campbell 3, net of
     6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b) Represents Consumers' share of the capacity of Ludington. Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant.

(c) Represents Consumers' share of net pumped storage generation. This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(d) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

(e)  Includes 1.8 MW of distributed diesel generation.

(f) Includes capacity from long-term power purchase contracts, including 1,240 MW of purchased contract capacity from the MCV Facility.

     In 2001, Consumers purchased, through long-term purchase contracts, options, spot market and other seasonal purchases, 3,160 MW of net capacity from other power producers, which amounted to 38.1 percent of Consumers' total system requirements, the largest of which was the MCV Partnership. A significant amount of these purchases was due to the unavailability of the Palisades nuclear generating plant during the second half of 2001.

     A high voltage transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers owns: a) 340 miles of high voltage distribution radial lines operating at 120 kilovolts and above; b) 4,152 miles of subtransmission overhead lines operating at 23 kilovolts and 46 kilovolts; c) 16 subsurface miles of subtransmission underground lines operating at 23 kilovolts and 46 kilovolts; d) 54,380 miles of electric distribution overhead lines; e) 7,801 subsurface miles of underground distribution lines and
f) substations having an aggregate transformer capacity of 28,868,000 kilovoltamperes.

     On April 1, 2001, Consumers transferred its investment in electric transmission lines and substations to METC. METC owns: a) 4,288 miles of overhead transmission lines operating at 120 kilovolts and above, and b) substations having an aggregate transformer capacity of 12,015,660 kilovoltamperes. In October 2001, Consumers announced an agreement to sell METC to a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Consumers, through METC will continue to own and operate the transmission system until the companies meet all conditions of closing, including approval of the transaction by various federal agencies. For additional information on the status of the sale of the transmission assets, see
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO FINANCIAL STATEMENTS AND NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- ELECTRIC RATE MATTERS -- TRANSMISSION.

     FUEL SUPPLY: Consumers has four generating plant sites that use coal as a fuel source and that constitute 87.5 percent of its baseload supply, the capacity used to serve a constant level of customer demand. In 2001, these plants produced a combined total of 19,203 million kWhs of electricity and required 9.3 million tons of coal. On December 31, 2001, Consumers' coal inventory amounted to approximately 48 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- OTHER ELECTRIC UNCERTAINTIES -- COAL SUPPLY.

     Consumers owns two nuclear power plants, Big Rock, located near Charlevoix, Michigan and Palisades, located near South Haven, Michigan. In 1997, Consumers ceased operating Big Rock. In May 2001, with the approval of the NRC, Consumers transferred its authority to operate Palisades to NMC. During 2001, Palisades' net generation was 2,326 million kWhs, constituting 10.4 percent of Consumers' baseload supply. This low output was due to an outage during the latter half of 2001. Consumers currently has three contracts for uranium concentrates sufficient to provide up to 100 percent of its fuel supply requirements for the 2003 period. Consumers also has contracts for conversion services and enrichment services with quantity flexibility ranging up to 100 percent. If spot market prices are below the contract price, Consumers will purchase only the minimum amount of nuclear fuel required by the contracts. Conversely, if spot market prices are above the contract prices, Consumers will purchase the maximum amount of nuclear fuel allowed by the contracts to meet its requirements.

     For the spring 2003 refueling outage, Consumers has purchased all of its fuel supply requirements. Consumers also has contracts for nuclear fuel services and for fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next two reloads with options to extend the contract for an additional two reloads. The fuel contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

     As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                      MILLIONS OF KWHS
                                                      ------------------------------------------------
                 POWER GENERATED                       2001        2000      1999      1998      1997
                 ---------------                       ----        ----      ----      ----      ----
Coal..............................................    19,203      17,926    19,085    17,959    16,427
Nuclear...........................................     2,326(a)    5,724     5,105     5,364     5,970
Oil...............................................       331         645       809       520       258
Gas...............................................       670         400       441       302        80
Hydro.............................................       423         351       365       395       467
Net pumped storage................................      (553)       (541)     (476)     (480)     (477)
                                                      ------      ------    ------    ------    ------
Total net generation..............................    22,400      24,505    25,329    24,060    22,725
                                                      ======      ======    ======    ======    ======

-------------------------
(a) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

     The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                       COST PER MILLION BTU
                                                             -----------------------------------------
                      FUEL CONSUMED                          2001     2000     1999     1998     1997
                      -------------                          ----     ----     ----     ----     ----
Coal.....................................................    $1.38    $1.34    $1.38    $1.45    $1.53
Oil......................................................     4.02     3.30     2.69     2.73     2.97
Gas......................................................     4.05     4.80     2.74     2.66     3.36
Nuclear..................................................     0.39     0.45     0.52     0.50     0.57
All Fuels(a).............................................     1.44     1.27     1.28     1.28     1.29

-------------------------
(a)  Weighted average fuel costs.

     Pursuant to the Nuclear Waste Policy Act of 1982, the federal government became responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste by 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not expect that in 2002 it will be able to receive spent nuclear fuel for storage. For additional information on disposal of nuclear fuel see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 1 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity, and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three dry casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the dry casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- OTHER CONSUMERS ELECTRIC UTILITY UNCERTAINTIES and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- OTHER ELECTRIC UNCERTAINTIES.

     INSURANCE: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.7 billion in recoverable limits for the Palisades nuclear plant. Consumers also procured coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades.

     Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $26.9 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's, nuclear facility.

     Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act expires in August 2002 and is currently in the process of reauthorization by Congress. It is possible that the Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear licensees.

     In October 2001, NEIL modified its coverage for acts of terrorism and limited coverage for multiple acts occurring during a twelve-month period to a maximum aggregate for all such acts of $3.24 billion, plus any additional amounts available to NEIL from recoverable reinsurance, indemnity and other sources of recovery. The aggregate amount of recovery would be allocated among all claimants. The nuclear liability insurers for the Palisades and the Big Rock nuclear plants also limit the aggregate amount of coverage for public liability from terrorist acts to $200 million; however, the Price-Anderson Act provides additional insurance coverage for amounts above these aggregate limits from the nuclear liability insurers.

     Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

CONSUMERS' GAS UTILITY OPERATIONS

     Based on the number of customers, Consumers' gas utility operations, if independent, would be the 5th largest gas utility company in the United States. Consumers' gas utility operations purchase, transport, store, distribute and sell natural gas. As of December 31, 2001, it was authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where nearly 900,000 of the gas customers are located. Consumers' gas utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' gas utility operations are seasonal. Consumers and its wholly owned subsidiary, Michigan Gas Storage, inject natural gas into storage during the summer months of the year for use during the winter months when the demand for natural gas is higher. Peak demand usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. In 2001, total deliveries of natural gas sold by Consumers and by other sellers who deliver natural gas through Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 367 bcf.

     GAS UTILITY PROPERTIES: Consumers' gas distribution and transmission system consists of 24,746 miles of distribution mains and 1,099 miles of transmission lines throughout Michigan's lower peninsula. It owns and operates six compressor stations with a total of 113,680 installed horsepower. Consumers has 11 gas storage fields located across Michigan with an aggregate storage capacity of
221.3 bcf.

     Michigan Gas Storage's transmission system consists of 521 miles of pipelines within Michigan's lower peninsula. It owns and operates two compressor stations with a total of 53,500 installed horsepower. Michigan Gas Storage has three gas storage fields located in Osceola, Clare and Missaukee counties of Michigan with an aggregate storage capacity of 109.5 bcf. In February 2002, the FERC approved Michigan Gas Storage's application for a declaration of exemption from provisions of the National Gas Act. Based on the application's approval, the companies will begin the process of merging Michigan Gas Storage and its facilities into Consumers.

     GAS SUPPLY: Total 2001 purchases included 64 percent from United States producers outside Michigan, 15 percent from Canadian producers and 8 percent from Michigan producers. Authorized suppliers in the permanent gas customer choice pilot program, which started in April 2001, supplied the remaining 13 percent of gas delivered by Consumers.

     Consumers' firm transportation agreements, excluding agreements with Michigan Gas Storage, are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P. and Trunkline. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements are capable of carrying over 90 percent of Consumers' total gas supply requirements. As of December 31, 2001, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                                                  VOLUME
                                                             (DEKATHERMS/DAY)         EXPIRATION
                                                             ----------------         ----------
ANR Pipeline Company.....................................          10,000        December        2002
                                                                   84,113        October         2003
Great Lakes Gas Transmission, L.P........................          85,092        April           2004
Trunkline................................................         336,375        October         2005

     Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible transportation service and its use varies primarily with the price for such service and the availability and price of the spot supplies being purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

NATURAL GAS TRANSMISSION

     CMS Gas Transmission, formed in 1988, owns, develops and manages domestic and international natural gas facilities. In 2001, CMS Gas Transmission's operating revenue was $1,053 million. In 1999, CMS Energy expanded the importance of this business segment with the acquisition of Panhandle. For additional information on the acquisition of Panhandle, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 1 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CORPORATE STRUCTURE.

     PANHANDLE: Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line. In December 2001, Panhandle monetized the value of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of CMS Trunkline LNG Holdings LLC which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset dispositions, and appointment of officers. Due to Panhandle's lack of control of the joint venture, LNG Holdings and its $290 million of long-term debt is not consolidated in the financial statements of Panhandle. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RESULTS OF OPERATIONS.

     Panhandle is primarily engaged in the interstate transmission and storage of natural gas. Panhandle operates a large natural gas pipeline network, which provides customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

     In 2001, Panhandle's consolidated operating revenue was $513 million. Of Panhandle's operating revenue, 74 percent was generated from transportation services, 15 percent from LNG terminalling services, 8 percent from storage services and 3 percent from other services. During 2001, sales to Proliance Corporation, a nonaffiliated gas marketer, accounted for 15 percent of Panhandle's consolidated revenues. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 15 percent of Panhandle's consolidated revenues during 2001 and 12 percent during 2000 and 1999. No other customer accounted for 10 percent or more of Panhandle's consolidated revenues during 2001, 2000 or 1999. Aggregate sales to Panhandle's top ten customers accounted for 60%, 53% and 54% during 2001, 2000 and 1999, respectively. For additional information, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- RESULTS OF OPERATIONS.

     For the years 1997 to 2001, Panhandle's combined throughput was 1,279 TBtu, 1,141 TBtu, 1,139 TBtu, 1,374 TBtu and 1,335 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput. A majority of Panhandle's revenue comes from long-term service agreements with local distribution company customers. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

     NATURAL GAS TRANSMISSION PROPERTIES: Domestic -- CMS Gas Transmission has a total of 15,850 miles of pipeline in the United States, including 141 miles of projects under construction, with a daily capacity of approximately 8 bcf. Panhandle Eastern Pipe Line's portion of CMS Gas Transmission's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system now includes 2 large diameter pipelines which extend approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.

     At December 31, 2001, CMS Gas Transmission had processing capabilities of approximately 700 MMcf per day of natural gas at eight locations in Michigan, Oklahoma and Texas. In addition, CMS Gas Transmission has a hydrocarbon fractionation plant in Michigan with a capacity of 30,000 barrels per day. Through Panhandle, CMS Gas Transmission owns and operates 45 compressor stations. It also has six gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 70 bcf. CMS Gas Transmission has a 51 percent ownership interest in underground storage caverns capable of storing 7 million barrels of natural gas liquids.

     At December 31, 2001, CMS Gas Transmission operated 4,555 miles of gas gathering systems with total capacity of approximately 1 bcf per day in Michigan, Oklahoma, Texas and Wyoming.

     CMS Gas Transmission owns a one-third interest in the Centennial Pipeline joint venture, which will operate an interstate refined petroleum products pipeline. In April 2001, Panhandle conveyed its 26 inch pipeline to Centennial.

     CMS Gas Transmission, through Panhandle, also owns a one-third interest in Guardian Pipeline LLC, which is constructing a 141 mile, 36 inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas. For additional information, see Item 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK.

     International -- At December 31, 2001, CMS Gas Transmission has ownership interests in the following pipelines:

LOCATION                                                      OWNERSHIP INTEREST (%)    MILES OF PIPELINES
--------                                                      ----------------------    ------------------
Argentina.................................................             29.42                  3,362
Argentina to Brazil.......................................             20.00                    262
Argentina to Chile........................................             50.00                    707
Australia (Western Australia).............................             40.00(a)                 927
Australia (Western Australia).............................            100.00                    259

-------------------------
(a) CMS Gas Transmission has a 45 percent interest in a consortium that acquired an 88 percent interest in the pipeline.

     In January 2002, CMS Gas Transmission completed the previously announced sale of all of its ownership interest in the Atlantic Methanol Production Company located in Equatorial Guinea.

     Properties of certain CMS Gas Transmission subsidiaries are subject to liens of creditors of the respective subsidiaries.

INDEPENDENT POWER PRODUCTION

     CMS Generation, formed in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. In 2001, the independent power production business segment's operating revenue, which includes revenues from CMS Generation, CMS Operating, S.A., the MCV Facility and the MCV Partnership, was $388 million. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

     INDEPENDENT POWER PRODUCTION PROPERTIES: As of December 31, 2001, CMS Generation had ownership interests in operating power plants totaling 9,494 gross MW (4,423 net MW) throughout the United States and abroad. At December 31, 2001, additional plants totaling approximately 1,992 gross MW were under construction or advanced development. In 2002, CMS Generation plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments from four to two regions: the U.S. and the Middle East/North Africa. In addition, it plans to sell designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. For additional information on CMS Generation's restructuring see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- DIVERSIFIED ENERGY OUTLOOK -- INDEPENDENT POWER PRODUCTION OUTLOOK.

     The following table details CMS Generation's interest in independent power plants in the United States as well as abroad as of year end 2001 (excluding the MCV facility and plants owned by CMS Operating, S.A. discussed further below):

                                                                        OWNERSHIP INTEREST      GROSS CAPACITY
LOCATION                                            FUEL TYPE                  (%)                   (MW)
--------                                            ---------           ------------------      --------------
California....................................      Wood                       37.8%                   36
Connecticut...................................      Scrap tire                100.0%                   31
Maine.........................................      Hydro                      50.0%                    4
Michigan......................................      Coal                       50.0%                   62
Michigan......................................      Natural gas               100.0%                  160
Michigan......................................      Natural gas               100.0%                  550
Michigan......................................      Natural gas               100.0%                  224
Michigan......................................      Wood                       50.0%                   35
Michigan......................................      Wood                       50.0%                   39
New York......................................      Hydro                       0.3%                   14
North Carolina................................      Wood                       50.0%                   45
Oklahoma......................................      Natural gas                 8.8%                  124
                                                                                                    -----
DOMESTIC......................................                                                      1,324

                                                                        OWNERSHIP INTEREST      GROSS CAPACITY
LOCATION                                            FUEL TYPE                  (%)                   (MW)
--------                                            ---------           ------------------      --------------
Latin America.................................      Various                  Various                  844
Jamaica.......................................      Diesel                     41.2%                   63
Venezuela.....................................      Diesel                     70.0%                  150
Argentina.....................................      Hydro                      17.2%                  120
Argentina.....................................      Hydro                      17.2%                1,200
Chile.........................................      Natural gas                50.0%                  555
Australia.....................................      Coal                       49.6%                2,000
India.........................................      Diesel                     49.0%                  200
India.........................................      Natural gas                33.2%                  235
Philippines...................................      Coal                       47.5%                   96
Philippines...................................      Diesel                     47.5%                   50
Thailand......................................      Coal                      66.24%                  300
Ghana.........................................      Light fuel oil             90.0%                  224
Morocco.......................................      Coal                       50.0%                1,356
United Arab Emirates..........................      Natural gas                40.0%                  777
                                                                                                    -----
INTERNATIONAL.................................                                                      8,170

TOTAL.........................................                                                      9,494
                                                                                                    =====
PROJECTS UNDER CONSTRUCTION/ADVANCED
  DEVELOPMENT.................................                                                      1,992

     CMS Enterprises and CMS Generation, through CMS Operating, S.A., own a 128 MW natural gas power plant, and have 92.6 percent ownership interest in a 540 MW natural gas power plant, each in Argentina.

     CMS Midland owns 49 percent interest in the MCV Partnership, which was formed to construct and operate the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent. The MCV Facility has a net electrical generating capacity of approximately 1,500 MW.

     CMS Generation has ownership interests in certain facilities such as Loy Yang, Jorf Lasfar and El Chocon. The Loy Yang assets are owned in fee, but are subject to the security interests of its lenders. CMS Energy is actively working to sell its interest in the Loy Yang facility. The Jorf Lasfar facility is held pursuant to a right of possession agreement with the Moroccan state-owned Office National de l'Electricite. The El Chocon facility is held pursuant to a 30-year possession agreement.

     For information on capital expenditures, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- CAPITAL RESOURCES AND LIQUIDITY AND ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OIL AND GAS EXPLORATION AND PRODUCTION

     CMS Oil and Gas, formed in 1967, conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Powder River Basin in Wyoming, and in the countries of Cameroon, Congo, Colombia, Eritrea, Tunisia and Venezuela. In 2001, CMS Oil and Gas achieved production levels of 8.9 million barrels of oil, condensate and plant products and 29.9 bcf of gas. At January 1, 2002, CMS Oil and Gas's proven oil and gas reserves total 390.1 million net equivalent barrels, consisting of 64.4 percent oil and condensate and 35.6 percent natural gas.

     During 2001, CMS Oil and Gas participated with a working interest in drilling wells as follows:

                                                                        NUMBER OF
                                                NUMBER OF WELLS     SUCCESSFUL WELLS       SUCCESS RATIO
                                               -----------------    -----------------    -----------------
TYPE OF WELL                                   GROSS        NET     GROSS        NET     GROSS        NET
------------                                   -----        ---     -----        ---     -----        ---
Exploratory................................      5.0         3.4      2.0         1.3     40.0%       38.2%
Development................................    551.0       320.2    551.0       320.2    100.0%      100.0%
       Total...............................    556.0       323.6    553.0       321.5     99.5%       99.4%

     The preceding table includes CMS Oil and Gas's participation in coal bed methane gas wells in the Powder River Basin, where CMS Oil and Gas participated in 443 wells (221.5 net) during 2001. In 2001, CMS Oil and Gas's operating revenue was $212.3 million.

     OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES: The following table shows net oil and gas production by CMS Oil and Gas for the years 1999 through 2001:

                                                                 2001      2000      1999
                                                                 ----      ----      ----
Oil and condensate (Mbbls)(a)...............................     8,488     6,980     7,288
Natural gas (MMcf)(a).......................................    29,852    17,564    26,412
Plant products (Mbbls)(a)...................................       370       287       396
Reserves to annual production ratio
  Oil (MMbbls)..............................................      28.4      14.7      15.2
  Gas (bcf).................................................      27.9      43.7      29.9

-------------------------
(a)  Revenue interest to CMS Oil and Gas.

     The following table shows CMS Oil and Gas's undeveloped net acres of oil and gas leasehold interests.

DECEMBER 31                                                       2001         2000
-----------                                                       ----         ----
DOMESTIC
Wyoming.....................................................      182,972      177,408
Montana.....................................................       93,194       95,852
Texas (including offshore acreage)(a).......................       67,279       44,372
Utah........................................................       13,879           --
Louisiana...................................................        2,232        2,232
                                                                ---------    ---------
       Total domestic.......................................      359,556      319,864
                                                                ---------    ---------
INTERNATIONAL
Venezuela...................................................      345,121      339,521
Colombia....................................................      331,378      331,378
Cameroon....................................................      300,139      183,636
Eritrea.....................................................    3,424,867           --
Equatorial Guinea(b)........................................      209,806      209,806
Tunisia(c)..................................................       64,761       64,761
Congo.......................................................       10,422       17,364
                                                                ---------    ---------
       Total international..................................    4,686,494    1,146,466
                                                                ---------    ---------
       Total net acres......................................    5,046,050    1,466,330
                                                                =========    =========

-------------------------
(a) Does not include net undeveloped acreage of 19,496 in Texas in which CMS Oil and Gas holds a contractual right to earn an interest by drilling as of December 31, 2001.

(b) In January 2002, CMS Energy completed the previously announced sale of its ownership interests in Equatorial Guinea to Marathon Oil Company. Included in the sale were all of CMS Oil and Gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant.

(c) Does not include net undeveloped acreage of 1,110,962 in Tunisia in which CMS Oil and Gas holds exclusive negotiating rights as of February 2002.

     The following table shows CMS Oil and Gas's estimated proved reserves of oil and gas for the years 1999 through 2001.

                                                                      INTERNATIONAL                DOMESTIC
                                                             -------------------------------    --------------
                                                                                   SOUTH
                                               TOTAL             AFRICA           AMERICA            U.S.
                                          ---------------    --------------    -------------    --------------
                                           OIL      GAS       OIL      GAS      OIL     GAS     OIL      GAS
                                           ---      ---       ---      ---      ---     ---     ---      ---
                                                         (OIL IN MMBBLS AND NATURAL GAS IN BCF)
Estimated Proved Developed and
  Undeveloped Reserves(a):
  December 31, 1999 to 2000...........    116.9     788.1     69.1    583.9     45.9      --     1.9     204.2
     Revisions and other changes......     (6.4)     (7.3)    (2.0)    (2.6)    (4.6)     --     0.2      (4.7)
     Extensions and discoveries.......     27.7     172.2     20.8    102.0      1.3     7.9     5.6      62.3
     Acquisitions of reserves.........       --        --       --       --       --      --      --        --
     Sales of reserves................    (24.3)   (167.5)      --       --    (23.5)     --    (0.8)   (167.5)
     Production.......................     (7.3)    (17.6)    (3.6)    (3.9)    (3.2)   (0.9)   (0.5)    (12.8)
                                          -----    ------    -----    -----    -----    ----    ----    ------
  December 31, 2000 to 2001...........    106.6     767.9     84.3    679.4     15.9     7.0     6.4      81.5
     Revisions and other changes......      4.5       4.2      3.7      2.3      0.6    (0.7)    0.2       2.6
     Extensions and discoveries.......    148.5      91.5    142.4     66.0      0.3      --     5.8      25.5
     Acquisitions of reserves.........       --        --       --       --       --      --      --        --
     Sales of reserves................       --        --       --       --       --      --      --        --
     Production.......................     (8.4)    (29.9)    (5.3)   (17.1)    (2.4)   (1.2)   (0.7)    (11.6)
                                          -----    ------    -----    -----    -----    ----    ----    ------
  December 31, 2001(b)................    251.2     833.7    225.1    730.6     14.4     5.1    11.7      98.0
                                          =====    ======    =====    =====    =====    ====    ====    ======
Estimated Proved Developed
  Reserves(a):
  December 31, 1998...................     50.6     448.8     31.7    251.0     17.5      --     1.4     197.8
  December 31, 1999...................     74.5     652.7     50.9    460.9     21.8      --     1.8     191.8
  December 31, 2000...................     94.1     748.2     80.8    679.4     10.8     7.0     2.5      61.8
  December 31, 2001...................    244.2     814.8    225.1    730.6     12.1     5.1     7.0      79.1

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

(b) Includes the proved reserves of 207 MMbbls of oil and 699.4 bcf of natural gas sold on January 3, 2002.

     Properties of certain CMS Oil and Gas subsidiaries are also subject to liens of creditors of the respective subsidiaries.

MARKETING, SERVICES AND TRADING

     CMS MST provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. CMS MST has grown dramatically since its inception in 1996. CMS Energy intends to use CMS MST to focus on wholesale customers such as municipals, cooperative electric companies and industrial and commercial customers. In 2001, CMS MST marketed approximately 750 bcf of natural gas, 51,790 GWh of electricity, 33 million barrels of crude oil and 11 million barrels of natural gas liquids annually. From 1997 through 2001, CMS MST also performed 300 energy management services projects. At December 31, 2001, CMS MST had more than 10,300 customers, transported gas on more than 40 gas pipelines and was active in most of the 50 states and Canada. In 2001, CMS MST's operating revenue was $4.0 billion. For additional information, see ITEM 7. CMS ENERGY'S

MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.

INTERNATIONAL ENERGY DISTRIBUTION

     In October 2001, CMS announced its plan to discontinue its international energy distribution business. CMS also announced its plans to discontinue all new development outside North America, which includes closing all non-US development offices, except for exploration and production projects and prior commitments in the Middle East. For additional information, see ITEM 7 -- CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK.

SALES BETWEEN BUSINESS SEGMENTS

     CMS Energy's sales between business segments for the years ended December 31 were as follows:

                  YEARS ENDED DECEMBER 31                       2001    2000    1999
                  -----------------------                       ----    ----    ----
                                                                     (MILLIONS)
Oil and Gas Exploration and Production......................    $ 32    $ 24    $ 45
Natural Gas Transmission....................................     367     177      69
Marketing, Services and Trading.............................     295     176      73

CMS ENERGY, CONSUMERS AND PANHANDLE REGULATION

     CMS Energy and Consumers are public utility holding companies that are exempt from registration under PUHCA. CMS Energy, Consumers, Panhandle and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

MICHIGAN PUBLIC SERVICE COMMISSION

     Consumers is subject to the MPSC's jurisdiction, which regulates public utilities in Michigan with respect to retail utility rates, accounting, utility services, certain facilities and various other matters. The MPSC also has, or will have, rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own, or will own, and operate intrastate gas transmission pipelines.

     The Attorney General, ABATE, and the MPSC staff typically intervene in MPSC electric and gas related proceedings concerning Consumers. For many years, almost every significant MPSC order affecting Consumers has been appealed. Certain appeals from the MPSC orders are pending in the Court of Appeals.

     RATE PROCEEDINGS: In 1996, the MPSC issued orders that established the electric authorized rate of return on common equity at 12.25 percent and the gas authorized rate of return on common equity at 11.6 percent.

     MPSC REGULATORY AND MICHIGAN LEGISLATIVE CHANGES: State regulation of the retail electric and gas utility businesses is in the process of undergoing significant changes. In 2000, the Michigan Legislature enacted the Customer Choice Act. Pursuant to the Customer Choice Act, as of January 2002, all electric customers have their choice of buying generation service from an alternative electric supplier. The Customer Choice Act also imposes rate reductions, rate freezes and rate caps. For a description and additional information regarding the Customer Choice Act, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As a result of regulatory changes in the natural gas industry, Consumers transports the natural gas commodity that is sold to some customers by competitors like gas producers, marketers and others. From April 1, 1998, to March 31, 2001, Consumers' implemented a statewide experimental gas customer choice pilot program that allowed up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier and froze the rates Consumers' was permitted to charge for the service of distributing gas to its customers.

     Beginning April 1, 2001, Consumers established a permanent gas customer choice program that allows up to 600,000 of Consumers' gas customers to select an alternative gas commodity supplier. By 2003, all of Consumers' gas customers will be eligible to select an alternative gas commodity supplier. Also on April 1, 2001, pursuant to the permanent gas customer choice program, Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. For additional information on gas customer choice programs see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

     FERC has limited jurisdiction over several independent power plants in which CMS Generation has ownership interests, as well as over CMS MST. FERC also has more comprehensive jurisdiction over Panhandle Eastern Pipe Line, Pan Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

     FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce, as well as those for gas, sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline Gas Company, Sea Robin, Trunkline LNG, and Pan Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     FERC also regulates certain operation aspects of Consumers' electric operations including: compliance with FERC accounting rules; transmission of electric energy; wholesale rates; transfers of certain facilities; and corporate mergers and issuance of securities. FERC is currently soliciting comments on whether it should exercise jurisdiction over power marketers like CMS MST and require them to follow FERC's uniform system of accounts and seek authorization for issuance of securities and assumption of liabilities. CMS Energy has no way of determining how FERC will decide this issue.

     The Federal Power Act grants independent power producers and electricity marketers "direct access" to the interstate electric transmission systems owned by electric utilities and requires all electric utilities to offer transmission services to all market participants on a non-discriminatory basis under tariffs approved by the FERC. For a discussion of the effect of certain FERC orders on Consumers, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC BUSINESS OUTLOOK and ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK. For a discussion of the effect of certain FERC orders on Panhandle see
ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS and
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 3 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NUCLEAR REGULATORY COMMISSION

     Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction, operation and decommissioning of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES 2 AND 5 OF CMS

ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS, and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES 1 AND 2 OF CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

     The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to the DOE's Office of Fossil Fuels.

     Panhandle is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements. Consumers and Panhandle are also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

CMS ENERGY, CONSUMERS AND PANHANDLE ENVIRONMENTAL COMPLIANCE

     CMS Energy, Consumers and Panhandle and their subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- CONSUMERS' ELECTRIC UTILITY CONTINGENCIES and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS -- UNCERTAINTIES -- ELECTRIC CONTINGENCIES. For additional information on Panhandle's environmental matters, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- COMMITMENTS AND CONTINGENCIES.

     Consumers installed and is currently installing modern emission controls at its electric generating plants and converted electric generating units to burn cleaner fuels. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant because of EPA regulations regarding nitrogen oxide and particulate-related emissions. These regulations will require Consumers to make significant capital expenditures. For the preliminary estimates of these capital expenditures to reduce nitrogen oxide-related emissions see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNCERTAINTIES -- CONSUMERS ELECTRIC UTILITY CONTINGENCIES -- and NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS -- UNCERTAINTIES -- ELECTRIC CONTINGENCIES.

     President Bush recently announced the Clear Skies and Global Climate change Initiatives. This multi-pollutant strategy is intended to reduce emissions of nitrogen oxides, sulfur dioxide and mercury by about 70 percent in stages by 2018. The expectation is that the affected utility sources would be able to look at the total emission picture and select a control strategy that would achieve the target reductions at a lower cost than would be possible under the piecemeal approach embodied in the current regulatory structure.

     Consumers is in the process of closing older ash disposal areas at two plants. Construction, operation, and closure of a modern solid waste disposal area for ash can be expensive, because of strict federal and state requirements. In order to significantly reduce ash field closure costs, Consumers has worked with others to use bottom ash and fly ash as part of temporary and final cover for ash disposal areas instead of native materials in cases where such use of bottom ash and fly ash is compatible with environmental standards. To reduce disposal volumes, Consumers sells coal ash for use as a filler for asphalt, for incorporation into concrete products and for other environmentally compatible uses. The EPA has announced its intention to develop new nationwide standards for ash disposal areas. Consumers intends to work through industry groups to help ensure that any such regulations require only the minimum cost necessary to adhere to standards that are consistent with protection of the environment. In 2001, capital expenditures by Consumers for environmental protection additions were $202 million. Consumers estimates 2002 expenditures for this program at $140 million.

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

     For discussion of environmental matters involving Panhandle, including possible liability and capital costs, see ITEM 7. PANHANDLE'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OTHER MATTERS -- ENVIRONMENTAL MATTERS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF PANHANDLE'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- COMMITMENTS AND CONTINGENCIES. Panhandle does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment will have a material adverse effect on the competitive position, consolidated results of operations or financial position of Panhandle.

CMS ENERGY, CONSUMERS AND PANHANDLE COMPETITION

ELECTRIC COMPETITION

     Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

     In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. However, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 2001 revenues from electric utility operations. Consumers does not believe future loss of wholesale for retail sales to be significant. In most instances, the customers will continue to be transmission customers even if they cease to be generation customers.

     A significant increase in retail electric competition is now possible with the passage of the Customer Choice Act and the availability of retail open access. The Customer Choice Act required Consumers to open up to 750 MW of its electric customer power supply requirement to competition during 2001. As of January 1, 2002, the Consumer Choice Act also gave all electric customers the right to buy generation service from an alternative electric supplier. To the extent that they do, the Michigan Public Service Commission has adopted a mechanism pursuant to the Customer Choice Act to provide for recovery of stranded costs. The company cannot determine the total load that may be lost to competitor suppliers, nor whether the stranded cost recovery mechanism adopted by the MPSC will fully offset the associated margin loss.

     In addition to retail electric customer choice, Consumers also has competition or potential competition from: 1) the threat of customers relocating outside Consumers' service territory; 2) the possibility of municipalities owning or operating competing electric delivery systems; 3) customer self-generation; and 4) adjacent municipal utilities that extend lines to customers near service territory boundaries. Consumers addresses this competition primarily through offering rate discounts, providing additional services and insistence upon compliance with MPSC and FERC rules.

     Consumers offers non-commodity retail services to electric customers in an effort to offset costs. Consumers faces competition from many sources, including energy management services companies, other utilities, contractors, and retail merchandisers.

     CMS Energy's marketing, services and trading business segment, which is a non-utility electric subsidiary, faces competition from marketers, brokers, financial management firms, energy management firms, and other utilities.

     CMS Energy's independent power production business segment, another non-utility electric subsidiary, faces competition from generators, marketers and brokers, as well as lower power prices on the wholesale market.

     For additional information concerning electric competition, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK and ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

     Competition has existed for several years, and is likely to increase, in various aspects of Consumers' gas utility business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Increasingly, competition comes from other suppliers of the natural gas commodity.

     Changes in regulation have resulted in increased competition from other sellers of natural gas for sale of the gas commodity to Consumers' customers. As a result of the regulatory changes that separated (unbundled) the transportation and storage of natural gas from the sale of natural gas by interstate pipelines and Michigan gas distributors, Consumers offers unbundled services (transportation and some storage) to its larger end-use customers. Additionally, to prepare for the unbundled retail market, Consumers conducted an experimental gas customer choice program that, through March 2001, allowed 300,000 residential, commercial, and industrial retail gas sales customers to choose an alternative gas supplier in direct competition with Consumers as a supplier of the gas commodity. In April 2001, Consumers implemented a permanent gas choice program that allows all gas customers to select an alternate gas supplier by April 2003.

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

PANHANDLE COMPETITION

     Panhandle's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Panhandle competes directly with Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline in the Midwest market area.

     Natural gas competes with other forms of energy available to Panhandle's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle.

EMPLOYEES

CMS ENERGY

     As of December 31, 2001, CMS Energy and its subsidiaries, including Consumers and Panhandle, had 11,510 full-time equivalent employees of whom 11,343 are full-time employees and 83 full-time equivalent employees associated with the part-time work force. Included in the total are 3,908 employees who are covered by union contracts.

CONSUMERS

     As of December 31, 2001, Consumers and its subsidiaries had 8,467 full-time equivalent employees of whom 8,310 are full-time employees and 72 full-time equivalent employees associated with the part-time work force. Included in the total are 3,627 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000 and will continue in full force and effect until June 1, 2005.

PANHANDLE

     At December 31, 2001, Panhandle had 1,131 full-time equivalent employees. Of these employees, 254 were represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO, CLC.

CMS ENERGY, CONSUMERS AND PANHANDLE FORWARD-LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES.

INTERNATIONAL OPERATIONS

     CMS Energy, through certain of its Enterprises subsidiaries, has made substantial international investments in approximately 20 countries. These international investments in electric generating facilities, oil and gas exploration, production and processing facilities, natural gas pipelines and electric distribution systems face a number of risks inherent in acquiring, developing and owning these types of facilities. CMS Energy believes that its subsidiaries maintain traditional insurance, similar to comparable companies in the same line of business, for the various risk exposures including political risk insurance in certain high risk countries, from possible nationalization or expropriation and inability to convert or transfer currency, incidental to CMS Energy's respective businesses. Notably, all insurance is subject to terms and conditions that might not fully compensate a loss. Further due to increasingly restrictive insurance markets, partly as a result of terrorist attacks of September 11, 2001, it is anticipated that insurance, particularly terrorism and sabotage coverages, will be difficult or impossible to maintain on all investments.

     Although CMS Energy maintains insurance for various risks, CMS Energy is exposed to some risks that include local political and economic factors over which it has no control. CMS Energy, through its Enterprises subsidiaries, may incur risk exposures such as changes in foreign governmental and regulatory policies (including changes in industrial regulation and control and changes in taxation), changing political conditions and international monetary fluctuations. Particularly, international investments of the type CMS Energy is making are subject to the risk that they may be expropriated or that the required agreements, licenses, permits and other approvals may be changed or terminated in violation of their terms. Also, the local foreign currency may be devalued or the conversion of the currency may be restricted or prohibited or other actions, such as increases in taxes, royalties or import duties, may be taken which adversely affect the value and the recovery of our investment. In some of these cases, the investment may have to be abandoned or disposed of at a loss. These factors could significantly adversely affect the financial results of the affected subsidiary and CMS Energy's financial position and results of operations.

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

     - The efficient sale of non-strategic and under-performing international assets and discontinuation of our international energy distribution systems;

     - Achievement of operating synergies and revenue enhancements;

     - Capital and financial market conditions, including current price of our common stock, interest rates and availability of financing, marketing perceptions of the energy industry, our company, or any of our subsidiaries, our, or any of our subsidiaries', securities ratings, and currency exchange controls;

     - Market perception of the energy industry, our company or any of our subsidiaries;

     - Securities ratings;

     - Currency fluctuations and exchange controls;

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

     - International, national, regional and local economic, competitive and regulatory conditions and developments;

     - Adverse regulatory or legal decisions, including environmental laws and regulations;

     - Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which CMS subsidiaries participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets subsidiaries of CMS and other public utilities and natural gas companies interact with each other;

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

     - Potential disruption, expropriation or interruption of facilities or operations due to accidents, war and terrorism or political events and the ability to get or maintain insurance coverage for such events;

     - Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

     - Technological developments in energy production, delivery and usage;

     - Changes in financial or regulatory accounting principles or policies;

     - The timing and success of business development efforts;

     - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     - Limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest;

     - Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds, following the September 11, 2001 terrorist attacks in the United States and the Enron Bankruptcy;

     - Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

     - Other uncertainties, which are difficult to predict and many of which are beyond our control.

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

EXECUTIVE OFFICERS

     As of March 1, 2002

CMS ENERGY

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
William T. McCormick, Jr.............    57     Chairman of the Board, Chief Executive
                                                Officer of CMS Energy                          2001-Present
                                                Chairman of the Board of Consumers             2001-Present
                                                Chairman of the Board and Chief Executive
                                                  Officer of Enterprises                       2001-Present
                                                Chairman of the Board, President and Chief
                                                  Executive Officer of CMS Energy              2000-2001
                                                Chairman of the Board and President of
                                                  Consumers                                    2000-2001
                                                Chairman of the Board, President and Chief
                                                  Executive Officer of Enterprises             2000-2001
                                                Chairman of the Board and Chief Executive
                                                  Officer of CMS Energy                        1987-2000
                                                Chairman of the Board of Enterprises           1987-2000
                                                Chairman of the Board of Consumers             1985-2000
David W. Joos........................    48     President and Chief Operating Officer of
                                                CMS Energy                                     2001-Present
                                                President and Chief Operating Officer of
                                                  Consumers                                    2001-Present
                                                President and Chief Operating Officer of
                                                  CMS Enterprises                              2001-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of CMS
                                                  Energy                                       2000-2001
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of
                                                  Enterprises                                  2000-2001
                                                President and Chief Executive
                                                  Officer -- Electric of Consumers             1997-2001
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of CMS Energy       2000-2001
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of Enterprises      2000-2001
                                                Senior Vice President of Enterprises           1998-2000
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of
                                                  Consumers                                    1994-1997
Alan M. Wright.......................    56     Executive Vice President, Chief Financial
                                                Officer and Chief Administrative Officer of
                                                  CMS Energy                                   2000-Present
                                                Executive Vice President, Chief Financial
                                                  Officer and Chief Administrative Officer
                                                  of Consumers                                 2000-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Enterprises             2000-Present
                                                Senior Vice President and Chief Financial
                                                  Officer of CMS Energy                        1998-2000
                                                Senior Vice President and Chief Financial
                                                  Officer of Enterprises                       1998-2000
                                                Senior Vice President, Chief Financial
                                                  Officer and Treasurer of Enterprises         1994-1998
                                                Senior Vice President, Chief Financial
                                                  Officer and Treasurer of CMS Energy          1994-1998
                                                Senior Vice President and Chief Financial
                                                  Officer of Consumers                         1993-2000

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
William J. Haener....................    60     Chairman of the Board-Panhandle Eastern
                                                Pipe Line Company                              2001-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of CMS Energy       2000-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Gas of CMS
                                                  Enterprises                                  2000-Present
                                                Senior Vice President of Enterprises           1998-2000
                                                President and Chief Executive Officer of
                                                  CMS Gas Transmission                         1994-Present
Rodger A. Kershner...................    53     Senior Vice President, General Counsel and
                                                  Secretary of CMS Energy                      2002-Present
                                                Senior Vice President and Secretary of
                                                  Consumers                                    2002-Present
                                                Senior Vice President and General Counsel
                                                  of CMS Energy                                1996-2001
                                                Senior Vice President of Enterprises           1999-Present
                                                Senior Vice President and General Counsel
                                                  of Enterprises                               1996-1999
Preston D. Hopper....................    51     Senior Vice President, Chief Accounting
                                                Officer and Controller of CMS Energy           1996-Present
                                                Senior Vice President and Chief Accounting
                                                  Officer of Enterprises                       1997-Present
                                                Senior Vice President and Controller of
                                                  Enterprises                                  1996-1997
Carl L. English......................    55     President and Chief Executive
                                                Officer -- Gas of Consumers                    2000-Present
                                                Vice President of Consumers                    1990-2000
Frank Johnson........................    54     President and Chief Executive Officer of
                                                CMS Electric and Gas                           2000-Present
                                                Vice President and Chief Operating Officer
                                                  of CMS Electric and Gas                      2000
                                                Vice President of CMS Electric and Gas         1996-2000
                                                Senior Vice President of Consumers             2001-Present
Bradley W. Fischer...................    55     President and Chief Executive Officer of
                                                CMS Oil and Gas                                1998-Present
                                                Vice President of CMS Oil and Gas              1997-1998
Christopher A. Helms*................    47     President and Chief Executive Officer of
                                                  Panhandle Eastern Pipe Line                  2000-Present
                                                President and Chief Operating Officer of
                                                  Panhandle Eastern Pipe Line                  1999-2000
Tamela W. Pallas**...................    44     President and Chief Executive Officer of
                                                CMS MST                                        2002-Present
                                                President and Chief Operating Officer of
                                                  CMS MST                                      1999-2001
David G. Mengebier***................    44     Senior Vice President of CMS Energy            2001-Present
                                                Senior Vice President of Consumers             2001-Present
                                                Vice President of CMS Energy                   1999-2001
                                                Vice President of Consumers                    1999-2001

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
Thomas W. Elward.....................    53     President and Chief Executive Officer of
                                                CMS Generation Co.                             2002-Present
                                                Senior Vice President of CMS Enterprises       2002
                                                Senior Vice President of CMS Generation Co.    1998-2002
                                                Vice President of CMS Generation Co.           1990-1998
John G. Russell****..................    44     Executive Vice President and President and
                                                Chief Executive Officer -- Electric of
                                                  Consumers                                    2001-Present
                                                Senior Vice President of Consumers             2000-2001
                                                Vice President of Consumers                    1999-2000

-------------------------
* Mr. Helms has served as President and Chief Operating Officer of Panhandle Eastern Pipe Line since March 1999. From 1993 through March 1999, Mr. Helms served as Director of Corporate Development and Vice President of Corporate Affairs of Duke Energy Corporation.

** From February 2002, Ms. Pallas has served as President and Chief Executive Officer of CMS MST. Ms. Pallas served as President and Chief Operating Officer of CMS MST from November 1999 to February 2002. From 1997 until November 1999, Ms. Pallas served as Senior Vice President of Reliant Energy. From 1992 until 1997, Ms. Pallas was employed by Basis Energy as a Senior Vice President.

*** Mr. Mengebier has served as Senior Vice President of CMS Energy and Consumers since 2001, after receiving a promotion from his position in both companies as Vice President, which he had held since 1999. From 1997 to 1999, Mr. Mengebier served as Executive Director of Federal Governmental Affairs for CMS Enterprises.

**** Mr. Russell has served as Executive Vice President and President and Chief
     Executive Officer -- Electric of Consumers since October 2001. From December 2000 until October 2001, Mr. Russell served as Senior Vice President of Consumers. From October 1999 until December 2000, Mr. Russell served as Vice President of Consumers. From July 1997 until October 1999, Mr. Russell served as Manager -- Electric Customer Operations of Consumers.

     The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of CMS Energy (scheduled to be held on May 24, 2002).

     There are no family relationships among executive officers and directors of CMS Energy.

CONSUMERS

                NAME                     AGE                    POSITION                        PERIOD
                ----                     ---                    --------                        ------
William T. McCormick, Jr.............    57     See the information under CMS Energy's
                                                  Executive Officers section above.
David W. Joos........................    48     See the information under CMS Energy's
                                                  Executive Officers section above.
William J. Haener....................    60     See the information under CMS Energy's
                                                  Executive Officers section above.
Alan M. Wright.......................    56     See the information under CMS Energy's
                                                  Executive Officers section above.
Dennis DaPra.........................    59     Senior Vice President of Consumers          2001-Present
                                                Vice President and Controller of
                                                  Consumers                                 1991-2001
Carl L. English......................    55     See the information under CMS Energy's
                                                  Executive Officers section above.
Robert A. Fenech.....................    54     Senior Vice President of Consumers          1997-Present
                                                Vice President of Consumers                 1994-1997
Frank Johnson........................    54     See the information under CMS Energy's
                                                  Executive Officers section above.

                NAME                     AGE                    POSITION                        PERIOD
                ----                     ---                    --------                        ------
Rodger A. Kershner...................    53     See the information under CMS Energy's
                                                  Executive Officers section above.
David G. Mengebier...................    44     See the information under CMS Energy's
                                                  Executive Officers section above.
David A. Mikelonis...................    53     Senior Vice President and General
                                                Counsel of Consumers                        1988-Present
Paul N. Preketes.....................    52     Senior Vice President of Consumers          2000-Present
                                                Vice President of Consumers                 1994-2000
John G. Russell......................    44     See the information under CMS Energy's
                                                  Executive Officers section above.
Glenn P. Barba.......................    36     Controller                                  2001-Present

     The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of Consumers (scheduled to be held on May 24, 2002).

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

                           ITEM 3. LEGAL PROCEEDINGS.

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

CMS ENERGY

     OXFORD TIRE RECYCLING LITIGATION: For a discussion of Oxford Tire Recycling litigation, see CMS Energy's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS -- UNCERTAINTIES.

CMS ENERGY, CONSUMERS AND PANHANDLE

     ENVIRONMENTAL MATTERS: CMS Energy, Consumers, Panhandle and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy, Consumers and Panhandle believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy's, Consumers' and Panhandle's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's, Consumers' and Panhandle's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CMS ENERGY

     During the fourth quarter of 2001, CMS Energy did not submit any matters to vote of security holders.

CONSUMERS

     During the fourth quarter of 2001, Consumers did not submit any matters to vote of security holders.

                                    PART II

 ITEM 5. MARKET FOR CMS ENERGY'S, CONSUMERS' AND PANHANDLE'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS.

CMS ENERGY

     Market prices for CMS Energy's Common Stock and related security holder matters are contained in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- RECAPITALIZATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION, which is incorporated by reference herein. At February 28, 2002, the number of registered shareholders totaled 65,739.

CONSUMERS

     Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In February, May, August, and November 2001, Consumers paid $66 million, $30 million, $39 million and $55 million in cash dividends, respectively, on its common stock. In January, May, August, November and December 2000, Consumers paid $79 million, $30 million, $17 million, $61 million and $58 million in cash dividends, respectively, on its common stock.

PANHANDLE

     Panhandle's common stock is privately held by its parent, CMS Gas Transmission, and does not trade in the public market. In February, May, August, and November 2001, Panhandle paid $29 million, $10 million, $11 million, and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission. In April, June, September and December 2000, Panhandle paid $30 million, $9 million, $15 million and $11 million in cash dividends, respectively, on its common stock to CMS Gas Transmission.

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

                     ITEM 7A. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

                                                                 PAGE
                                                                 ----
CMS ENERGY
Selected Financial Information..............................    CMS-2
Management's Discussion and Analysis........................    CMS-4
Consolidated Statements of Income...........................    CMS-28
Consolidated Statements of Cash Flows.......................    CMS-30
Consolidated Balance Sheets.................................    CMS-32
Consolidated Statements of Preferred Stock..................    CMS-34
Consolidated Statements of Common Stockholders' Equity......    CMS-35
Notes to Consolidated Financial Statements..................    CMS-37
Report of Independent Public Accountants....................    CMS-88
Quarterly Financial and Common Stock Information............    CMS-89
CONSUMERS ENERGY
Selected Financial Information..............................     CE-2
Management's Discussion and Analysis........................     CE-3
Consolidated Statements of Income...........................    CE-18
Consolidated Statements of Cash Flows.......................    CE-19
Consolidated Balance Sheets.................................    CE-21
Consolidated Statements of Long-Term Debt...................    CE-23
Consolidated Statements of Preferred Stock..................    CE-24
Consolidated Statements of Common Stockholder's Equity......    CE-25
Notes to Consolidated Financial Statements..................    CE-26
Report of Independent Public Accountants....................    CE-55
Quarterly Financial Information.............................    CE-56
PANHANDLE EASTERN PIPE LINE COMPANY
Management's Discussion and Analysis........................     PE-2
Consolidated Statements of Income...........................     PE-7
Consolidated Statements of Cash Flows.......................     PE-8
Consolidated Balance Sheets.................................     PE-9
Consolidated Statements of Common Stockholder's Equity......    PE-10
Notes to Consolidated Financial Statements..................    PE-11
Report of Independent Public Accountants....................    PE-26

                      (This page intentionally left blank)

                               [CMS ENERGY LOGO]

                           2001 FINANCIAL STATEMENTS

                                      CMS-1

                             CMS ENERGY CORPORATION
                         SELECTED FINANCIAL INFORMATION

                                                       2001            2000              1999           1998           1997
                                                       ----            ----              ----           ----           ----
Operating revenue (in millions)............    ($)      9,597           8,739(a)          5,926(a)       5,141         4,781
Consolidated net income (in millions)......    ($)       (545)             36               277            285           244
Average common shares outstanding (in
  thousands)
  CMS Energy...............................           130,758         113,128           110,140        102,446        96,144
  Class G..................................                --              --                --          8,333         8,015
Earnings per average common share
  CMS Energy -- Basic......................    ($)      (4.17)           0.32              2.18(b)        2.65          2.39
             -- Diluted....................    ($)      (4.17)           0.32              2.17(b)        2.62          2.37
  Class G    -- Basic and Diluted..........    ($)         --              --              4.21(b)        1.56          1.84
Cash from operations (in millions).........    ($)        417             453               917            516           624
Capital expenditures, excluding
  acquisitions, capital lease additions and
  DSM (in millions)........................    ($)      1,262           1,032             1,124          1,295           678
Total assets (in millions).................    ($)     17,102          17,251(a)         15,462         11,310         9,508
Long-term debt, excluding current
  maturities (in millions).................    ($)      6,923           6,770             6,428          4,726         3,272
Non-current portion of capital leases (in
  millions)................................    ($)         60              54                88            105            75
Total preferred stock (in millions)........    ($)         44              44                44            238           238
Total Trust Preferred Securities (in
  millions)................................    ($)      1,214           1,089             1,119            393           393
Cash dividends declared per common share
  CMS Energy...............................    ($)       1.46            1.46              1.39           1.26          1.14
  Class G..................................    ($)         --              --              0.99           1.27          1.21
Market price of common stock at year-end
  CMS Energy...............................    ($)      24.03           31.69             31.19          48.44         44.06
  Class G..................................    ($)         --              --             24.56(c)       25.25         27.13
Book value per common share at year-end
  CMS Energy...............................    ($)      14.21           19.48             21.17          19.61         16.84
  Class G..................................    ($)         --              --                --          11.46         10.91
Return on average common equity............    (%)      (25.6)            1.5              11.8           14.2          14.7
Return on assets...........................    (%)       (0.2)            3.3(a)            5.3            5.5           5.6
Number of employees at year-end (full-time
  equivalents).............................            11,510          11,652            11,462          9,710         9,682
ELECTRIC UTILITY STATISTICS
  Sales (billions of kWh)..................              39.6            41.0              41.0           40.0          37.9
  Customers (in thousands).................             1,712           1,691             1,665          1,640         1,617
  Average sales rate per kWh...............    (c)       6.65            6.56              6.54           6.50          6.57
GAS UTILITY STATISTICS
  Sales and transportation deliveries
     (bcf).................................               367             410               389            360           420
  Customers (in thousands)(d)..............             1,630           1,611             1,584          1,558         1,533
  Average sales rate per mcf...............    ($)       5.34            4.39              4.52           4.56          4.44
DIVERSIFIED ENERGY STATISTICS
  CMS Energy's share of unconsolidated
     revenue (in millions):
     Independent power production..........    ($)        704             837               802            761           621
     Natural gas transmission..............    ($)        239             171               130             67            51
     Marketing, services and trading.......    ($)      1,183           1,157               524            291           202
  Independent power production sales
     (millions of kWh).....................            19,212          21,379            20,478         19,017        13,126

                                      CMS-2

                                                       2001            2000              1999           1998           1997
                                                       ----            ----              ----           ----           ----
  Gas pipeline throughput (bcf)............             1,555           1,586(a)          1,141            253           226
  Gas managed and marketed for end users
     (bcf).................................               750             615               470            366           243
  Electric power marketed (millions of
     kWh)..................................            51,790          37,781             3,709          6,973           900
EXPLORATION AND PRODUCTION STATISTICS
  Sales (net equivalent MMbbls)............              13.8            10.2              12.1           12.1          11.4
  Proved reserves (net equivalent
     MMbbls)...............................             390.1           234.6             248.2          182.6         152.0
  Proved reserves added (net equivalent
     MMbbls)...............................             169.0            48.8              77.7           42.7          29.9
  Finding cost per net equivalent barrel...    ($)       1.33            2.63              1.94           3.35          2.38

-------------------------
(a)  Certain prior year amounts were restated for comparative purposes.

(b) 1999 earnings per average common share includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $(.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.

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

     This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This Annual Report also describes material contingencies in CMS Energy's Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

     During 2001, CMS Energy announced significant changes in its business strategy designed to strengthen its balance sheet, provide more transparent and predictable future earnings and reduce its business risk by focusing future business growth primarily in North America. In connection with the change in business strategy and associated plans to sell non-strategic and under-performing assets, CMS Energy recorded $683 million of after-tax write-downs in recognition of completed and planned divestitures, reduced asset valuations and loss contracts. These write-downs included: a $185 million charge related to discontinuation of CMS Energy's energy distribution unit in South America; a $286 million charge related to energy development projects and international investments in recognition of the reduced net recoverable value or sale of these investments; a $130 million charge related to the DIG plant power supply contract with the Ford/Rouge complex, due to higher than expected fuel and operating costs; and a $82 million charge related to Consumers' purchase power agreement with the MCV for additional underrecoveries through September 2007. After September 2007, the PPA terms require Consumers to pay MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers. For CMS Energy's business units, the after-tax write-down of $498 million, excluding the discontinued operations, is comprised of: $91 million for the oil and gas exploration and production unit; $28 million for the natural gas transmission, storage and processing business; $275 million for independent power production; $94 million for Consumers; and $10 million for others.

     Other non-recurring charges included in results of operations for 2001 are $18 million related to premiums on early debt retirement, $18 million from the translation of Argentine peso-denominated monetary assets and liabilities at December 31, 2001, and $11 million representing the cumulative effect of a change in accounting for purchased power options.

     In 2000, after evaluating the expected future cash flows of its investment in Loy Yang, and as a result of being unable to attract a reasonable offer for Loy Yang at that time, CMS Energy determined that a loss in value

                                      CMS-4
had occurred. Consequently, an impairment loss was recorded on the carrying amount of the equity investment in Loy Yang of $268 million after-tax. This loss does not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued but may not occur in 2002.

     Also in 2000, CMS Energy adopted the provisions of the SEC's SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. In SAB No. 101, the SEC staff indicated the oil and gas exploration and production industry's long-standing practice of recording inventories at their net realizable amount at the time of production was inappropriate. Consequently, in conforming to the interpretations of SAB No. 101, CMS Energy implemented a change in the recording of these oil and gas exploration and production inventories as of January 1, 2000. The cumulative effect of this one-time non-cash accounting change decreased 2000 earnings by $7 million ($5 million, net of tax) or $.04 per share of CMS Energy Common Stock.

     In 1999, CMS Energy recorded losses of $49 million after-tax relating to its investments in Nitrotec. After reviewing the business alternatives and strategic outlook for its investments in Nitrotec, CMS Energy determined that the probability of recovering any portion of its investments was unlikely. Accordingly, CMS Energy recorded losses in 1999 equal to the carrying amount of its investments.

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

     The following table depicts CMS Energy's Results of Operations before and after the effects of the above-mentioned events of 2001, 2000 and 1999.

YEARS ENDED DECEMBER 31                                          2001      2000      1999
-----------------------                                          ----      ----      ----
                                                                 IN MILLIONS, EXCEPT PER
                                                                      SHARE AMOUNTS
CONSOLIDATED NET INCOME (LOSS)..............................    $ (545)   $   36    $  277
Net Income (Loss) Attributable to CMS Energy Common Stock...      (545)       36       269
Net Income Attributable to Class G Common Stock.............        --        --         8
CONSOLIDATED NET INCOME (LOSS) OF CMS ENERGY
Earnings Before Non-Recurring Items.........................    $  185    $  246    $  305
  Effects of Loss Contracts.................................      (212)       --        --
  Effects of Reduced Asset Valuations.......................      (249)     (268)      (49)
  Asset Sales...............................................       (37)       60        27
  Discontinued Operations...................................      (185)        3       (14)
  Extraordinary Item........................................       (18)       --        --
  Argentine Monetary Adjustment.............................       (18)       --        --
  Cumulative Effect of Change in Accounting for Purchased
     Power Options..........................................       (11)       --        --
  Cumulative Effect of Change in Accounting for
     Inventories............................................        --        (5)       --
                                                                ------    ------    ------
     Net Income (Loss) Attributable to CMS Energy Common
      Stock.................................................    $ (545)   $   36    $  269
                                                                ======    ======    ======

                                      CMS-5

YEARS ENDED DECEMBER 31                                          2001      2000      1999
-----------------------                                          ----      ----      ----
                                                                 IN MILLIONS, EXCEPT PER
                                                                      SHARE AMOUNTS
BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Earnings Per Share Before Non-Recurring Items...............    $ 1.41    $ 2.21    $ 2.77
  Effects of Loss Contracts.................................     (1.62)       --        --
  Effects of Reduced Asset Valuations.......................     (1.90)    (2.37)    (0.45)
  Asset Sales...............................................     (0.28)     0.50       .25
  Discontinued Operations...................................     (1.41)     0.02      (.13)
  Extraordinary Item........................................     (0.14)       --        --
  Argentine Monetary Adjustment.............................     (0.14)       --        --
  Cumulative Effect of Change in Accounting for Purchased
     Power Options..........................................     (0.09)       --        --
  Cumulative Effect of Change in Accounting for
     Inventories............................................        --     (0.04)       --
  Effects of Class G Common Stock Exchange..................        --        --     (0.26)
                                                                ------    ------    ------
     Earnings (Loss) Per Share After Non-Recurring Items....    $(4.17)   $  .32    $ 2.18
                                                                ======    ======    ======
DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Earnings Per Share Before Non-Recurring Items...............    $ 1.41    $ 2.21    $ 2.73
  Effects of Loss Contracts.................................     (1.62)       --        --
  Effects of Reduced Asset Valuations.......................     (1.90)    (2.37)    (0.43)
  Asset Sales...............................................     (0.28)     0.50       .24
  Discontinued Operations...................................     (1.41)     0.02      (.12)
  Extraordinary Item........................................     (0.14)       --        --
  Argentine Monetary Adjustment.............................     (0.14)       --        --
  Cumulative Effect of Change in Accounting for Purchased
     Power Options..........................................     (0.09)       --        --
  Cumulative Effect of Change in Accounting for
     Inventories............................................        --     (0.04)       --
  Effects of Class G Common Stock Exchange..................        --        --     (0.25)
                                                                ------    ------    ------
     Earnings (Loss) Per Share After Non-Recurring Items....    $(4.17)   $  .32    $ 2.17
                                                                ======    ======    ======

     For the year 2001, the decrease in earnings before write-downs and other non-recurring charges as compared to 2000, resulted primarily from increased power supply costs associated with the unplanned outage at Palisades, reduced gas deliveries resulting from milder temperatures during the heating seasons, the year-long impact of an economic slowdown throughout Michigan and lower earnings from the independent power production business, partially offset by increased earnings from the oil and gas exploration and production and marketing, services and trading diversified energy businesses.

     For the year 2000, the decrease in consolidated net income as compared to 1999, before the effects of losses on investments in Loy Yang and Nitrotec and after the cumulative effect of the change in accounting for inventories, resulted from decreased earnings from the electric and gas utilities and higher interest expense principally related to the Panhandle acquisition. Increased earnings from CMS Energy's diversified energy businesses, including the natural gas transmission business, primarily as a result of the Panhandle acquisition; the independent power production business; the oil and gas exploration and production business; the international energy distribution business; and the marketing, services and trading business, partially offset these earnings decreases. Gains on the sale of non-strategic and non-performing assets also partially offset the earnings decreases.

     For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

                                      CMS-6

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC PRETAX OPERATING INCOME:

YEARS ENDED DECEMBER 31                                2001    2000    CHANGE    2000    1999    CHANGE
-----------------------                                ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
Pretax Operating Income............................    $339    $481    $(142)    $481    $494     $(13)
                                                       ====    ====    =====     ====    ====     ====
Reasons for the change:
Electric deliveries................................                    $  19                      $ 12
Power supply costs and related revenue.............                     (109)                      (50)
Rate decrease......................................                      (35)                      (22)
Other operating expenses...........................                       (9)                       33
Non-commodity revenue..............................                       (8)                       14
                                                                       -----                      ----
Total change.......................................                    $(142)                     $(13)
                                                                       =====                      ====

     ELECTRIC DELIVERIES: For the year 2001, electric deliveries, including transactions with other electric utilities, were 39.6 billion kWh, a decrease of
1.4 billion kWh or 3.5 percent from 2000. Although total deliveries for 2001 were below the 2000 level, increased deliveries to the higher margin residential and commercial sectors, more than offset the impact of reduced deliveries to the lower margin industrial sector. All deliveries in 2001 reflect the year-long impact of an economic slowdown throughout Michigan. For the year 2000, electric deliveries were 41 billion kWh, similar to 1999.

     POWER SUPPLY COSTS AND RELATED REVENUE: For the year 2001, lower overall sales produced a decrease in fuel related revenues. Nevertheless, power supply costs increased as a result of the purchase of greater quantities of higher-priced electricity to offset the loss of generation resulting from the six month unscheduled Palisades outage that ended in January 2002. For the year 2000, the increase in power supply costs was also due to unscheduled plant outages at other generating facilities.

     For the years 2001 and 2000 respectively, Consumers purchased $66 million and $51 million of electric call options to purchase electricity to ensure a reliable source of power supply during the summer months. As a result of periodic excess daily capacity, certain call options were sold for $2 million and $1 million in the years 2001 and 2000, respectively. The remaining call options were either exercised or expired. Consumers accounted for the costs relating to the expired call options and the income received from the sale of call options, as purchased power supply costs.

     RATE DECREASE AND OTHER OPERATING EXPENSES: In June 2000, Consumers' retail rates were frozen and a five percent residential rate decrease was implemented to comply with the Customer Choice Act. As a result, 2001 reflects a full year impact of this rate decrease. Other operating expenses increased in 2001 due to higher operating and maintenance costs. This increase in expense was significantly offset by reduced amortization expense, as permitted by MPSC orders resulting from the Customer Choice Act. Consumers temporarily suspended amortization of the securitized assets pending the issuance of securitization bonds in November 2001. The year 2000 reflects a half-year impact of the rate decrease along with a decrease in other operating expenses due to lower operating and maintenance costs.

                                      CMS-7

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS PRETAX OPERATING INCOME:

YEARS ENDED DECEMBER 31                       2001       2000       CHANGE       2000       1999       CHANGE
-----------------------                       ----       ----       ------       ----       ----       ------
                                                                        IN MILLIONS
Pretax Operating Income................       $99        $98         $  1        $98        $132        $(34)
                                              ===        ===         ====        ===        ====        ====
Reasons for the change:
Gas commodity and related revenue......                                44                                (64)
Gas wholesale and retail services......                                 8                                  4
Operation and maintenance..............                               (30)                                11
Gas deliveries.........................                               (21)                                17
General taxes and depreciation.........                                --                                 (2)
                                                                     ----                               ----
Total change...........................                              $  1                               $(34)
                                                                     ====                               ====

     For the year 2001 as compared to 2000, the gas commodity cost and related revenues increased primarily as a result of the absence of a $45 million regulatory liability recorded in 2000 that did not exist in 2001. This liability was due to the increased cost of gas, which was significantly above the commodity rate being collected from Consumers' gas customers. The recording of this $45 million liability reduced revenue for the year 2000. Since April 2001, Consumers is back on a fully recoverable GCR factor, which results in no gain or loss on the commodity portion of the tariff rate. Wholesale and retail services increased, principally due to growth in the appliance service plan program. Operation and maintenance cost increases reflect additional focus on customer reliability and service. Gas delivery revenues reflect a significant decrease due to warmer temperatures compared to the 2000 heating season and a reduction due to the economic slowdown in 2001. Gas system deliveries, including miscellaneous transportation, totaled 367 bcf, a decrease of 43 bcf or 10 percent compared with 2000.

     For the year 2000 as compared to 1999, the gas commodity cost and related revenue decreased primarily as a result of recording the regulatory liability related to increased gas costs in 2000. The increase in gas costs were significantly above the gas commodity rate being collected from Consumers' gas customers. Operation and maintenance cost decreased due to control of employee benefit costs. System deliveries, including miscellaneous transportation, totaled 410 bcf, an increase of 21 bcf or five percent compared with 1999. The increased deliveries reflect colder temperatures during the fourth quarter of 2000.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2001, pretax operating income, excluding write-downs, decreased $20 million (9 percent) from the prior year due primarily to higher operating expenses and lower international project results. The decrease was partially offset by a 13 percent increase in LNG shipments (62 shipments compared to 55) and improved gas gathering and processing operations.

     For the year 2000, pretax operating income, excluding the 1999 effects of the Nitrotec write-down, increased $79 million (53 percent) from the comparable period in 1999. The increase primarily reflects full year 2000 earnings from Panhandle and Sea Robin, which CMS Energy acquired in March 1999 and March 2000, respectively, increased earnings from a more than 100 percent increase in LNG shipments compared to 1999, and increased earnings from domestic gas gathering and processing operations.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2001, pretax operating income, excluding the effects of the investment write-downs, unsuccessful development costs, and the recognition of the DIG loss contract reserve, decreased $71 million (37 percent) from the comparable period in 2000, reflecting the sale of power plants in 2000, construction delays at the DIG plant that led to increased costs for steam generation, and a gain recorded in 2000 on the restructuring of a power supply contract. These changes were partially offset by the earnings benefits from the expansion of the Jorf Lasfar facility coupled with the facility's improved operating performance, the

                                      CMS-8
operation of additional units at a new African facility and the absence of operating losses in 2001 from the investment in Loy Yang, which was written off in the fourth quarter of 2000.

     For the year 2000, pretax operating income, excluding the effects of the Loy Yang write-down, increased $32 million (18 percent) from the comparable period in 1999. This increase primarily reflects a full year of earnings benefits from a new African facility and an Asian facility that commenced operations in the third quarter of 1999, increased earnings from the expansion of the Jorf Lasfar facility in 2000, and the restructuring of a power supply contract. These increases were partially offset by decreased earnings from domestic plants primarily due to the sale of the Lakewood plant in May 2000, a scheduled reduction in operating fees, and the write-off of unsuccessful development costs.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2001, pretax operating income, excluding write-downs, increased $43 million (139 percent) from the comparable period in 2000 due to higher oil and gas commodity prices and increased production from Equatorial Guinea and Powder River properties. These increases were partially offset by lower production due to the sale of Michigan and Ecuador properties and higher operating, exploration, and general and administrative expenses.

     For the year 2000, pretax operating income increased $14 million (82 percent) from the comparable period in 1999. The increase reflects higher realized commodity prices, increased production from Venezuelan properties, increased production from new core areas, including West Texas and Powder River properties, and lower operating expenses, including decreased exploration, depreciation, depletion and amortization expenses. These increases were partially offset by increased general and administrative expenses and reduced earnings from Michigan and Ecuador properties, which were sold in March 2000 and June 2000, respectively.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

     PRETAX OPERATING INCOME: For the year 2001, pretax operating income increased $57 million (407 percent) from the comparable period in 2000. The increase reflects higher gas (750 bcf vs. 615 bcf) and electric (51,790 GWh vs. 37,781 GWh) marketed volumes and average gas margins, the mark-to-market value from origination of long term power contracts, net of reserves, and higher earnings of the energy management services business, partially offset by reduced net wholesale power trading activity and higher operating expenses.

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

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

     In the third quarter of 2001, CMS Energy discontinued the operations of the international energy distribution segment of its business. For more information, see Note 3, Discontinued Operations, incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES

     The results of operations, as presented above, are based on the application of generally accepted U.S. accounting principles. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. CMS Energy believes that certain accounting principles are critical in terms of understanding its financial statements. These principles include the use of estimates for long-lived assets, equity method investments and long-term obligations, accounting for derivatives and financial instruments, mark-to-market accounting, and international operations and foreign currency.

                                      CMS-9

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, international economic policy, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

     Periodically, in accordance with SFAS No. 121 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $17 billion at December 31, 2001, approximately 60 to 65 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to similar write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

     CMS Energy has recently recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur.

     Similarly, the recording of estimated liabilities for contingent losses, including estimated losses on long-term obligations, within the financial statements is guided by the principles in SFAS No. 5 that require a company to record estimated liabilities in the financial statements when it is probable that a loss will be incurred in the future as a result of a current event, and the amount can be reasonably estimated. Management uses cash flow valuation techniques similar to those described above to estimate contingent losses on long-term contracts.

     CMS Energy has recently recorded estimates of projected losses related to specific long-term contracts such as Consumers' power purchase agreement with MCV and the DIG plant power supply contract with the Ford/ Rouge complex. Actual results achieved upon performance under the terms of the contracts may be materially different than current estimates.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS

     DERIVATIVE INSTRUMENTS: CMS Energy uses the criteria in SFAS No. 133, as amended and interpreted, to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether
                                      CMS-10
a contract meets the criteria for derivative accounting are numerous and complex. As a result, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently.

     The types of contracts CMS Energy currently accounts for as derivative instruments are interest rate swaps and locks, foreign currency exchange contracts, certain electric call options, and gas fuel call options and swaps. CMS Energy does not account for electric capacity and energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

     If a contract must be accounted for as a derivative instrument, the contract is recorded as either an asset or a liability in the financial statements at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or other comprehensive income depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

     In order to value the contracts that are accounted for as derivative instruments, CMS Energy uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At December 31, 2001, CMS Energy assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

     For derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

     FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities and are reported at fair value with any unrealized gains or losses resulting from changes in fair value excluded from earnings and reported in equity as part of other comprehensive income. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

MARK-TO-MARKET ACCOUNTING

     CMS MST's trading activities are accounted for under the mark-to-market method of accounting. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair values are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of
                                      CMS-11
forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

     In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When applicable, CMS Energy employs standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

     The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of December 31, 2001.

                                                                IN MILLIONS
Fair value of contracts outstanding as of December 31,
  2000......................................................       $ 16
Contracts realized or otherwise settled during the
  period(a).................................................         (6)
Fair value of new contracts when entered into during the
  period....................................................         52
Changes in fair value attributable to changes in valuation
  techniques and assumptions................................         12
Other changes in fair value(b)..............................         34
                                                                   ----
Fair value of contracts outstanding as of December 31,
  2001......................................................       $108
                                                                   ====

                                                                FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2001
                                                     ------------------------------------------------------------------
                                         TOTAL       MATURITY LESS      MATURITY        MATURITY         MATURITY IN
SOURCE OF FAIR VALUE                   FAIR VALUE     THAN 1 YEAR     1 TO 3 YEARS    4 TO 5 YEARS    EXCESS OF 5 YEARS
--------------------                   ----------    -------------    ------------    ------------    -----------------
                                                                         IN MILLIONS
Prices actively quoted.............       $ 59            $32             $21             $ 5                $ 1
Prices provided by other external
  sources..........................         17              1               4               9                  3
Prices based on models and other
  valuation methods................         32              3              11              11                  7
                                          ----            ---             ---             ---                ---
Total..............................       $108            $36             $36             $25                $11
                                          ====            ===             ===             ===                ===

-------------------------
(a) Reflects value of contracts, included in December 31, 2000 values, that expired during 2001.

(b) Reflects changes in price and net increase/decrease in size of forward positions as well as changes to mark-to-market reserve accounts.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

     CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of the recently announced change in business strategy, CMS Energy has begun divesting its non-strategic or under-performing foreign investments. One goal of the new business strategy is to have approximately 90 percent of CMS Energy's total assets in North American investments. As of December 31, 2001, CMS Energy's international investments represent approximately 20 percent of total assets and less than 9 percent of operating revenues.

     BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the exchange rates in effect at the end of the fiscal

                                      CMS-12
period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of December 31, 2001, the cumulative Foreign Currency Translation reduced stockholders' equity by $295 million.

     INCOME STATEMENT: For subsidiaries operating in highly inflationary economies or that meet the U.S. functional currency criteria outlined in SFAS No. 52, the U.S. Dollar is deemed to be the functional currency. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar, except those that are hedged, are included in determining net income.

     Argentina: In January 2002, the Republic of Argentina enacted the Law of Public Emergency and Foreign Exchange System. This law, among other things, repeals the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converts all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate and directs the President of Argentina to renegotiate such tariffs. Because the convertibility of the Peso was temporarily suspended at December 31, 2001, CMS Energy used the first subsequently available, free-floating exchange rate of 1.65 Pesos per Dollar on January 11, 2002, as required by SFAS No. 52, to record an $18 million loss resulting from the translation of Peso-denominated monetary assets and liabilities.

     In February 2002, the Republic of Argentina issued additional decrees that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February decrees also allow the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos.

     The exchange rate on March 28, 2002 was 2.945 Pesos to the Dollar. While CMS Energy management cannot predict the most likely average or end-of-period Peso to Dollar exchange rates for 2002, the following table contains management's current estimates of the impacts at various currency exchange rates that the changes in Argentine laws, the currency devaluation and other recent events in Argentina could have on CMS Energy's results of operation and financial condition. Amounts are calculated assuming that the exchange rates remain constant throughout the year.

     "Initial net income adjustments" reflects changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries that would continue to use the Dollar as functional currency. "Operating income adjustments" reflects lower net project revenues resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars. "Operating income adjustments" are divided between Argentine investments that CMS Energy currently intends to retain and those investments it intends to sell. Investments in the latter category eventually may be classified as discontinued operations in CMS Energy's financial statements. "Reductions to stockholders' equity" reflects the potential effects of recording a change in functional currency from the Dollar to the Peso, as well as the reduction due to the effects of lower net income on retained earnings.

     The amounts below represent increases from previous estimates based upon further examination of relevant accounting provisions of SFAS No. 52. The amounts are only estimates; further reductions to income and stockholders' equity could occur as a result of reduced asset valuations. Management is continuing to assess the impacts that the changing laws and regulations (and the resulting effective expropriation of CMS Energy's

                                      CMS-13
investments) could have on CMS Energy's results of operations and its approximate $700 million investment in Argentina.

            EXCHANGE RATE OF PESOS TO ONE DOLLAR                    1.65          3.00          4.00
            ------------------------------------                    ----          ----          ----
                                                                   IN MILLIONS, EXCEPT PER SHARE DATA
Income Statement:
Initial net income adjustments..............................       $   --        $   (7)       $   (9)
Operating income adjustments (cents per share)
  Retained investments......................................       $(0.11)       $(0.20)       $(0.23)
  Investments held for sale.................................       $(0.09)       $(0.14)       $(0.15)
Balance Sheet:(a)
Reductions to stockholders' equity..........................       $ (300)       $ (450)       $ (475)

-------------------------
(a) Includes the potential effects of recording a change in functional currency.

     Australia: In 2000, an impairment loss of $329 million ($268 million after-tax) was realized on the carrying amount of the investment in Loy Yang. This loss does not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in the exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued but may not occur in 2002.

     HEDGING STRATEGY: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings, as well as the equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts are inversely correlated with the losses and gains, respectively, on the assets and liabilities being hedged.

     Foreign currency adjustments for other CMS Energy international investments in Thailand, Venezuela, Ghana, India and the Philippines were immaterial due to relatively stable exchange rates, minimal investment amounts, or such adjustments were not applicable due to U.S. functional currency classifications of the foreign investments. These countries are excluded in the hedging portfolio due to a lack of forward markets, relatively stable exchange rates and minimal amounts of investment.

NEW ACCOUNTING STANDARDS

     In addition to the identified critical accounting policies discussed above, future results will be affected by a number of new accounting standards that recently have been issued.

     SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141, issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in CMS Energy accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

     SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, also issued in July 2001, requires that goodwill and other intangible assets no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceased upon adoption of the standard. At December 31, 2001, the amount of unamortized goodwill was $811 million. Accumulated amortization was approximately $69 million as of December 31, 2001. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities. CMS Energy is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets.

                                      CMS-14

     SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. CMS Energy is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

     SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
ASSETS: This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and which components will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in CMS Energy accounting for any future impairments or disposals of long-lived assets under the foregoing provisions, but will not change the accounting principles used in previous asset impairments or disposals.

     DERIVATIVES IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued revised guidance for DIG Statement No. C15 and, in October 2001, issued final guidance for DIG Statement No. C16. These issues are effective April 1, 2002, however early application is permitted for DIG Statement No. C15, and CMS Energy chose to implement the effects of this issue as of December 31, 2001. Upon initial adoption of the revised guidance in DIG Statement No. C15, CMS Energy recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. CMS Energy has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts. For detailed information about these accounting changes, see
Note 10, Risk Management Activities and Financial Instruments, incorporated by reference herein.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. In 2001, Consumers paid $189 million in common dividends and Enterprises paid $470 million in common dividends and other distributions to CMS Energy. In February 2002, Consumers paid a $55 million common dividend to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

     OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For 2001 and 2000, consolidated cash from operations after interest charges totaled $417 million and $453 million, respectively. The $36 million decrease in cash from operations resulted primarily from decreases in accounts payable and accrued expenses, an increase in inventories and other temporary changes in working capital items due to timing of cash receipts and payments. These uses of cash were partially offset by an increase in distributions from related parties and a decrease in accounts receivable. CMS Energy uses cash derived from its operating activities primarily to maintain and expand its diversified energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

     INVESTING ACTIVITIES: For 2001 and 2000, CMS Energy's consolidated net cash used in investing activities totaled $1,126 million and $867 million, respectively. The $259 million increased use of cash as compared to

                                      CMS-15

2000, primarily reflects a reduction of $519 million from the sales of assets, partially offset by the proceeds from the LNG monetization of $235 million. CMS Energy's expenditures during 2001 for its utility and diversified energy businesses were $768 million and $690 million, respectively, compared to $550 million and $873 million, respectively, during 2000.

     FINANCING ACTIVITIES: For 2001 and 2000, CMS Energy's net cash provided by financing activities totaled $716 million and $464 million, respectively. The $252 million increase in cash resulted primarily from an increase in the proceeds from notes, bonds, and other long-term debt ($783 million), a decrease in the retirement of Trust Preferred Securities ($250 million) and a significant reduction in the amount of CMS Energy Common Stock repurchased ($123 million). These changes were partially offset by an increase in the retirement of notes and other long-term debt ($701 million), a decrease in proceeds from Trust Preferred Securities ($95 million) and a decrease in proceeds from changes in notes payable ($121 million). The following table summarizes securities issued during 2001:

                                                       DISTRIBUTION/     PRINCIPAL
                           MONTH ISSUED    MATURITY    INTEREST RATE      AMOUNT             USE OF PROCEEDS
                           ------------    --------    -------------     ---------           ---------------
                                                                        IN MILLIONS
CMS ENERGY
GTN Series F.............     (1)              (1)             8.16%      $  277       General corporate purposes
Common Stock.............   February          n/a        10.0 shares         296       Repay debt and general
                                                                                         corporate purposes
Common Stock.............     (2)             n/a         1.7 shares          43       General corporate purposes
Senior Notes.............    March           2011              8.50%         350       Repay debt and general
                                                                                         corporate purposes
Senior Notes.............     July           2008              8.90%         269       Repay debt and general
                                                                                         corporate purposes
                                                                          ------
Subtotal.................                                                 $1,235
                                                                          ------
CONSUMERS
Trust Preferred
  Securities.............     May            2031              9.00%      $  125       General corporate purposes
Senior Notes.............  September         2006              6.25%         350       General corporate purposes
Securitization Bonds.....   November           (3)                (3)        469       Repay debt and retire equity
                                                                          ------
                                                                          $  944
                                                                          ------
PANHANDLE
Senior Notes.............   December         2006              7.25%      $   75       General corporate purposes
                                                                          ------
Total....................                                                 $2,254
                                                                          ======

-------------------------
(1) GTNs are issued from time to time with varying maturity dates. The rate shown herein is a weighted average interest rate.

(2) CMS Energy Common Stock is issued from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans of CMS Energy.

(3) The Securitization Bonds mature at different times over a period of 14 years and have a weighted average interest rate of 5.3 percent.

     In 2001, CMS Energy paid $189 million in cash dividends to holders of CMS Energy Common Stock. In February 2002, a quarterly dividend of $.365 per share, or $49 million in the aggregate, was paid to holders of CMS Energy Common Stock.

     OTHER INVESTING AND FINANCING MATTERS: At December 31, 2001, the book value per share of CMS Energy Common Stock was $14.21.

     CMS Energy has $750 million of Senior Credit Facilities consisting of a $450 million one-year revolving credit facility maturing in June 2002 and a $300 million three-year revolving credit facility maturing in

                                      CMS-16

June 2004. At December 31, 2001, the total amount available under the Senior Credit Facilities was $448 million. CMS Energy also has $22 million of unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2001, the full amount of the unsecured lines of credit was borrowed. For further information, see Note 7, Long-Term Debt, incorporated by reference herein.

     In January 2002, CMS Energy completed the sale of all of its ownership interests in Equatorial Guinea for $993 million and used the proceeds primarily to reduce debt, consistent with its business strategy to strengthen its balance sheet. CMS Energy plans to continue to pursue the sale of targeted assets throughout 2002. Even though assets have been identified for sale, management cannot predict when, nor make assurances regarding the value of the consideration to be received or even that these sales will occur.

     At March 15, 2002, CMS Energy had an aggregate $1.4 billion in securities registered for future issuance.

     Consumers has $300 million credit facilities, $215 million aggregate lines of credit and a $450 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For detailed information about this source of funds, see Note 6, Short-Term Financings, incorporated by reference herein.

     The following information on CMS Energy's contractual obligations, commercial commitments and off-balance sheet financings is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available.

     CONTRACTUAL OBLIGATIONS: The following table provides a summary of the contractual obligations of CMS Energy as of December 31, 2001. The table includes cash obligations related to long-term debt, notes payable, lease obligations, sales of accounts receivable and other unconditional purchase obligations incurred as a result of normal operations. Unconditional purchase obligations represent normal business operating contracts used to assure adequate supply of and minimize exposure to market price fluctuations.

                                                                     COMMITMENT EXPIRATION
                                                      ----------------------------------------------------
YEARS ENDING DECEMBER 31                    TOTAL      2002      2003      2004     2005    2006 AND LATER
------------------------                    -----      ----      ----      ----     ----    --------------
                                                                          IN MILLIONS
On-balance sheet:
  Current and Long-Term Debt.............  $ 7,890    $  967    $  793    $1,171    $468       $ 4,491
  Notes Payable..........................      416       416        --        --      --            --
  Capital Lease Obligations (a)..........       86        21        17        13      12            23
Off-balance sheet:
  Operating Lease Obligations............      254        33        30        28      25           138
  Sale of Accounts Receivable............      334       334        --        --      --            --
  Unconditional Purchase Obligations.....   18,578     1,312     1,117       959     953        14,237

-------------------------
(a)  Includes imputed interest of $12 million.

     Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $48 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. See Electric Utility Results of Operations above,
Note 5, Uncertainties, "Power Supply Costs" and "The Midland Cogeneration Venture", and Note 18, Summarized Financial Information of Significant Related Energy Supplier, for further information concerning power supply costs. See Note 2, Summary of Significant Accounting Policies and Other Matters, "Related-Party Transactions" for additional details concerning related party transactions.

                                      CMS-17

     COMMERCIAL COMMITMENTS: CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations, through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $1.9 billion as of December 31, 2001, as summarized below.

                                                                         COMMITMENT EXPIRATION
                                                             ----------------------------------------------
YEARS ENDING DECEMBER 31                           TOTAL     2002    2003    2004    2005    2006 AND LATER
------------------------                           -----     ----    ----    ----    ----    --------------
                                                                              IN MILLIONS
Off-balance sheet:
  Guarantees.....................................  $1,486    $ 25     $--     $--    $--         $1,461
  Indemnities....................................     208      35      5      --      36            132
  Letters of Credit..............................     222     124     80      18      --             --

     Included in the amounts shown above, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of December 31, 2001, the actual amount of financial exposure covered by these guarantees and indemnities was $805 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees.

     OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. At December 31, 2001, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.9 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

     In December 2001, Panhandle entered into a joint venture transaction that created CMS Trunkline LNG Holdings, LLC, which owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. LNG Holdings then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from bank loans. Due to Panhandle's lack of control of the joint venture, LNG Holdings is not consolidated in the financial statements of Panhandle and therefore, the debt of the LNG Holdings is not on Panhandle's or CMS Energy's balance sheet at December 31, 2001.

CAPITAL EXPENDITURES

     CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $2.9 billion during the years 2002 through 2004. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2002 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

YEARS ENDING DECEMBER 31                                      2002      2003       2004
------------------------                                      ----      ----       ----
                                                                     IN MILLIONS
Consumers electric utility(a)(b)............................  $448      $405      $  440
Consumers gas utility(a)....................................   174       165         150
Natural gas transmission....................................   186       140         140
Independent power production................................    35        25          85
Oil and gas exploration and production......................    75       170         175
Marketing, services and trading.............................     8        15           5
Other.......................................................    24        10           5
                                                              ----      ----      ------
                                                              $950(c)   $930(c)   $1,000(c)
                                                              ====      ====      ======

-------------------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

                                      CMS-18

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 5, Uncertainties -- Electric Environmental Matters.

(c) These amounts exclude expenditures associated with the Trunkline LNG terminal expansion, for which an application was filed with the FERC on December 26, 2001, estimated at $25 million in 2002, $81 million in 2003 and $49 million in 2004.

     For further explanation of CMS Energy's planned investments for the years 2002 through 2004, see the Outlook section below.

MARKET RISK INFORMATION

     CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, currency exchange rates, commodity prices and equity security prices. CMS Energy's derivative activities are subject to the direction of the Executive Oversight Committee, which is comprised of certain members of CMS Energy's senior management, and its Risk Committee, which is comprised of CMS Energy business unit managers and chaired by the CMS Chief Risk Officer. The purpose of the risk management policy is to measure and limit CMS Energy's overall energy commodity risk by implementing an enterprise-wide policy across all CMS Energy business units. This allows CMS Energy to maximize the use of hedges among its business units before utilizing derivatives with external parties. The role of the Risk Committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by the Board of Directors. Management employs established policies and procedures to manage its risks associated with market fluctuations, including the use of various derivative instruments such as futures, swaps, options and forward contracts. When management uses these derivative instruments, it intends that an opposite movement in the value of the hedged item would offset any losses incurred on the derivative instruments.

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

     COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for both trading and non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent twelve months would increase or decrease by $6.3 million and $6.9 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of December 31, 2001. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

     Consumers enters into, for purposes other than trading, electricity and gas fuel-for-generation call options and swap contracts. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet its customers' electric needs. The gas fuel-for-generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas.

     As of December 31, 2001 and 2000, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $15 million and $126 million, respectively. At December 31, 2001 and 2000,

                                      CMS-19
assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $3 million and $16 million, respectively. As of December 31, 2001 and 2000, Consumers had an asset of $48 million and $86 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred.

     INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with Trust Preferred Securities, and from interest rate swaps and interest rate lock agreements. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps and rate locks to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain the lowest cost of capital. At December 31, 2001, the carrying amounts of long-term debt and Trust Preferred Securities were $6.9 billion and $1.2 billion, respectively, with corresponding fair values of $6.8 billion and $1.1 billion, respectively. Based on a sensitivity analysis at December 31, 2001, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent twelve months would decrease or increase, respectively, by approximately $7 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $382 million to the fair value of its long-term debt and Trust Preferred Securities if it had to refinance all of its long-term fixed-rate debt and Trust Preferred Securities. CMS Energy does not intend to refinance its fixed-rate debt and Trust Preferred Securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of December 31, 2001.

     The fair value of CMS Energy's floating to fixed interest rate swaps at December 31, 2001, with a notional amount of $295 million, was $11 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

     The fair value of CMS Energy's fixed to floating interest rate swaps at December 31, 2001, with a notional amount of $200 million, was $1 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2005 and are designated as fair value hedges for accounting purposes.

     CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. Dollars. CMS Energy uses forward exchange, option contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For 2001, the mark-to-market adjustment for hedging was $9 million of the total net foreign currency translation adjustment of $41 million. Based on a sensitivity analysis at December 31, 2001, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of December 31, 2001, but would result in a net cash settlement of approximately $15 million. The estimated fair value of the foreign exchange hedges at December 31, 2001, was $35 million, which represents the amount CMS would receive upon settlement.

     In January 2002, the Argentine government repealed the 1991 convertibility law that established a fixed exchange rate of one U.S. Dollar to one Argentine Peso. CMS Energy will continue to closely monitor events in Argentina and will pursue enforceability of all U.S. Dollar denominated contracts. For further information, see Note 5, Uncertainties, Argentina Economic Emergency, incorporated by reference herein.

     EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. A hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 2001.

     For a discussion of accounting policies related to derivative transactions, see Note 10, Risk Management Activities and Financial Instruments, incorporated by reference herein.

                                      CMS-20

OUTLOOK

     CMS Energy's vision is to be an integrated energy company with a strong asset base, supplemented with an active marketing, services and trading capability. CMS Energy intends to integrate the skills and assets of its business units to obtain optimal returns and to provide expansion opportunities.

     To achieve this vision, CMS Energy announced in October 2001 significant changes in its business strategy in order to strengthen its balance sheet, provide more transparent and predictable future earnings, and lower its business risk by focusing its future business growth primarily in North America. Specifically, CMS Energy announced its plans to sell or optimize non-strategic and under-performing international assets and discontinue its international energy distribution business. CMS Energy also announced its plans to discontinue all new development outside North America, which includes closing all non-U.S. development offices, except for exploration and production projects and prior commitments in the Middle East.

     Consistent with this refocused business strategy, CMS Energy has pursued the sale of non-strategic and under-performing assets and the optimization of retained assets. In November 2001, a special purpose consolidated subsidiary of Consumers issued $469 million of Securitization Bonds, which are asset-backed bonds with a higher credit rating than Consumers conventional corporate bonds. In December 2001, CMS Energy completed a previously announced $320 million monetization of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles, Louisiana terminal. In January 2002, CMS Energy completed the sale of its assets in Equatorial Guinea, Africa, for $993 million. The majority of the net proceeds from these transactions were used to retire debt of CMS Energy, Consumers and Panhandle. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire additional debt of CMS Energy, Consumers and/or Panhandle.

     Consistent with changes in its business strategy, CMS Energy will continue to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. As a result, CMS Energy's focus will be in North America, particularly in the United States' central corridor, and in certain existing international operations including commitments in the Middle East. At the plan's completion, approximately 90% of CMS Energy's assets are expected to be in North America.

     CMS Energy is currently evaluating longer-term growth initiatives, including acquisitions and joint ventures in CMS Energy's North American diversified energy businesses, and expanded and new North American LNG regasification terminals.

DIVERSIFIED ENERGY OUTLOOK

     NATURAL GAS TRANSMISSION OUTLOOK: CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and its significant ownership interest in and operation of the nation's largest operating LNG receiving terminal through expansion and optimal utilization of its existing facilities and construction of new facilities. By providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. Panhandle has a one-third interest in Guardian Pipeline LLC, which is currently constructing a 141-mile, 36 inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline Company which is converting an existing 720-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline is expected to begin full commercial service in April 2002.

     In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at the Lake Charles facility. The 22-year contract, in conjunction with new rates effective January 2002, will result in reduced revenues for Trunkline LNG

                                      CMS-21
from 2001 levels but less earnings volatility. In October 2001, Trunkline LNG announced the planned expansion of the Lake Charles, Louisiana LNG facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. Assuming FERC approval, the expanded facility is planned to be in operation in early 2005. The expansion expenditures are currently expected to be funded by Panhandle loans to CMS Trunkline LNG Holdings, which will be sourced by repayments by CMS Capital to Panhandle on its outstanding note receivable. In late December, Panhandle completed a previously announced $320 million monetization of the Trunkline LNG business and the value created by long-term contracts for capacity at the facility. The joint venture transaction will result in a reduced share of Trunkline LNG's income and distributions being received by Panhandle due to the service of debt on the books of the joint venture as well as a reduced equity ownership in the project, partially offset by lower consolidated interest expense due to Panhandle debt being retired with the proceeds generated by the transaction.

     In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant will be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the region. The terminal will be operated and maintained by a joint operating company with majority oversight by Panhandle upon its completion, which is expected in 2006.

     In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually.

     INDEPENDENT POWER PRODUCTION OUTLOOK: CMS Energy's independent power production subsidiary plans to complete the restructuring of its operations during 2002 by narrowing the scope of its existing operations and commitments from four regions to two regions: the U.S. and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants. CMS Energy is actively pursuing the sale, full liquidation, or other disposition of several of its designated assets and investments, but management cannot predict when, nor make any assurances that, these asset and investment sales will occur.

     OIL AND GAS EXPLORATION AND PRODUCTION OUTLOOK: CMS Energy seeks to optimize its significant natural gas exploration, development and production properties in North America. CMS Energy also seeks to explore for, or acquire, natural gas reserves in North America where integrated development opportunities exist with other CMS Energy businesses involved in gathering, processing and pipeline activities. CMS Energy plans to further explore and develop its oil and gas assets in the Republic of Congo, Eritrea, Tunisia, Cameroon, Colombia and Venezuela.

     In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant.

     MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on customers such as LDC's, municipals, cooperative electric companies, and industrial and commercial businesses in selected locations in North America. CMS Energy's marketing and trading business also intends to contract for use of significant gas transportation and storage assets as well as energy and generating capacity in North America to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue developing importing and marketing opportunities for LNG. CMS Energy plans to capitalize on favorable market conditions for energy performance contracting by expanding its services business in selected markets.
                                      CMS-22

     Recent events related to very large market makers in the energy trading market have raised concerns about liquidity in this market. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but believes the markets will be stable and grow over the long term.

     UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows as well as balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the effects of changing regulatory and accounting-related matters resulting from current events; 6) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; and 7) the ability of CMS MST to improve its credit standing, which is an important component of future business growth and expansion opportunities.

     Since the September 11, 2001 terrorist attack in the United States, CMS Energy has increased security at substantially all facilities and infrastructure, and will continue to evaluate security on an ongoing basis. CMS Energy may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, CMS Energy anticipates that increased operating costs related to security after September 11, 2001 could be significant. It is not certain that any additional costs will be recovered in Consumers' or Panhandle's rates.

     Rouge Steel Company, with whom DIG has contracted to sell steam for industrial use and purchase blast furnace gas as fuel at prices significantly less than the cost of natural gas, is considering altering certain of its operational processes as early as mid-2004. These alterations could have an adverse operational and financial impact on DIG by significantly reducing Rouge Steel Company's demands for steam from DIG and its ability to provide DIG with economical blast furnace gas. However, these alterations may result in additional electric sales to Rouge Steel Company. CMS Energy is currently assessing these potential operational and financial impacts and DIG is evaluating alternatives to its current contractual arrangements with Rouge Steel Company, but CMS Energy cannot predict the ultimate outcome of these matters at this time.

     For further information, see Note 5, Uncertainties.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities.

     COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' share of the market for generation services and can reduce profitability. Competition is increasing as a result of the introduction of retail open access in the state of Michigan pursuant to the enactment of Michigan's Customer Choice Act, and therefore, alternative electric suppliers for generation services have entered Consumers' market. The Customer Choice Act allows all electric customers to have the choice of buying electric generation service from an alternative electric supplier as of January 1, 2002. To the extent Consumers experiences "net" Stranded Costs as a result of customers switching to an alternative electric supplier, the Customer Choice Act provides for the recovery of such related "net" Stranded Costs through a surcharge that would be paid by those customers that choose to switch to an alternative electric supplier.

                                      CMS-23

     Stranded and Implementation Costs: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

     Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded as a regulatory asset $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

     Rate Caps: The Customer Choice Act imposes certain limitations on rates that could result in Consumers being unable to collect customer rates sufficient to fully recover its cost of conducting business. Some of these costs may be beyond Consumers' ability to control. In particular, if Consumers needs to purchase power supply from wholesale suppliers during the period when retail rates are frozen or capped, the rate restrictions imposed by the Customer Choice Act may make it impossible for Consumers to fully recover the cost of purchased power through the rates it charges its customers. As a result, it is not certain that Consumers can maintain its profit margins in its electric utility business during the period of the rate freeze or rate caps.

     Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain of its largest industrial customers to provide electricity to certain of their facilities at specially negotiated prices. The MPSC approved these special contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. As of December 2001, neither Consumers nor any of its industrial customers have terminated or restructured any of these contracts, but some contracts have expired by their terms. Outstanding contracts involve approximately 510 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

     Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect
                                      CMS-24

Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. The new code of conduct was recently reaffirmed without substantial modification, and will become operationally effective after the MPSC reviews and approves a utility's compliance plans and requests for waivers. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct, and has sought waivers to the code of conduct with respect to utility activities that provide approximately $50 million in annual revenues that may be restricted. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers.

     Energy Policy: Uncertainty exists with respect to the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or legislation restructuring the electric industry, then that legislation could potentially affect or even supercede state regulation.

     Transmission: In 1999, in part because of the provisions of certain policy pronouncements by the FERC designed to encourage utilities to either transfer operating control of their transmission facilities to an RTO or sell their transmission facilities to an independent company, Consumers joined a coalition of companies known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

     In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001 the transfer took place. In October 2001, Consumers executed an agreement to sell METC for approximately $290 million, depending on the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2005, and will be subject to FERC ratemaking thereafter. Consumers, through METC, will continue to own and operate the transmission system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. For further information, see
Note 5, Uncertainties, "Electric Rate Matters -- Transmission Business."

     CMS Energy cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.
                                      CMS-25

     PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards applicable to Consumers and other Michigan distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the proposed performance standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. Consumers will continue to participate in this process. Consumers cannot predict the outcome of the proposed performance standards or the likely effect, if any, on Consumers.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 2, Summary of Significant Accounting Policies and Other Matters, and Note 5, Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate
Matters -- Electric Proceedings."

     NUCLEAR MATTERS: In June 2001, an unplanned outage began at Palisades that negatively affected power supply costs in the third and fourth quarter of 2001. On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. In December 2001, installation of the new components was completed and the plant returned to service on January 21, 2002. For further information and material changes relating to nuclear matters, see Note 5, Uncertainties, "Other Electric Uncertainties -- Nuclear Matters."

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC;
4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and initiatives undertaken to reduce exposure to electric price increases for purchased power; 6) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; 7) Consumers' ability to sell wholesale power at market-based rates; 8) the recovery of electric restructuring implementation costs; 9) sufficient reserves for OATT rate refunds; and 10) the effects of derivative accounting and potential earnings volatility. For detailed information about these trends or uncertainties, see Note 5, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average of about one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative electric costs, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and is now requesting a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million distribution service rate increase. For further information, see Note 5, Uncertainties "Gas Rate Case".

     UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the
                                      CMS-26
unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and under further consideration by the MPSC. CMS Energy cannot predict the outcome of unbundling costs on its financial results and conditions.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; and 4) market and regulatory responses to increases in gas costs. For further information about these uncertainties, see
Note 5, Uncertainties.

CONSUMERS' OTHER OUTLOOK

     ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC as discussed above in Electric Business Outlook, "Competition and Regulatory
Restructuring -- Code of Conduct."

     PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $10 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to underperformance of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future. For further information, see Note 13, Retirement Benefits.

OTHER MATTERS

     CHANGE IN PAID PERSONAL ABSENCES PLAN: During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The total effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

                                      CMS-27

                             CMS ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
OPERATING REVENUE
  Electric utility..........................................    $2,631    $2,676    $2,667
  Gas utility...............................................     1,338     1,196     1,156
  Natural gas transmission..................................     1,053       906       785
  Independent power production..............................       388       503       390
  Oil and gas exploration and production....................       212       136        98
  Marketing, services and trading...........................     3,953     3,294       799
  Other.....................................................        22        28        31
                                                                ------    ------    ------
                                                                 9,597     8,739     5,926
                                                                ------    ------    ------
OPERATING EXPENSES
  Operation
     Fuel for electric generation...........................       355       408       406
     Purchased and interchange power -- Marketing, services
      and trading...........................................     1,462     1,457       108
     Purchased and interchange power........................       500       428       319
     Purchased power -- related parties.....................       539       555       560
     Cost of gas sold -- Marketing, services and trading....     2,112     1,734       700
     Cost of gas sold.......................................     1,259       967       846
     Other operating expenses...............................     1,417     1,018       987
                                                                ------    ------    ------
                                                                 7,644     6,567     3,926
  Maintenance...............................................       263       295       213
  Depreciation, depletion and amortization..................       530       605       575
  General taxes.............................................       231       240       237
  Loss contracts and reduced asset valuations...............       628       329        84
                                                                ------    ------    ------
                                                                 9,296     8,036     5,035
                                                                ------    ------    ------
PRETAX OPERATING INCOME (LOSS)
  Electric utility..........................................       339       481       494
  Gas utility...............................................        99        98       132
  Natural gas transmission..................................       207       227       148
  Independent power production..............................       121       192       160
  Oil and gas exploration and production....................        74        31        17
  Marketing, services and trading...........................        71        14         4
  Other.....................................................        18       (11)       20
  Loss contracts and reduced asset valuations...............      (628)     (329)      (84)
                                                                ------    ------    ------
                                                                   301       703       891
                                                                ------    ------    ------
OTHER INCOME (DEDUCTIONS)
  Accretion expense.........................................       (37)      (33)      (27)
  Gain on asset sales, net of foreign currency translation
     losses of $25 in 2000..................................        11        84        42
  Other, net................................................        15        12        34
                                                                ------    ------    ------
                                                                   (11)       63        49
                                                                ------    ------    ------
EARNINGS BEFORE INTEREST AND TAXES..........................       290       766       940
                                                                ------    ------    ------
FIXED CHARGES
  Interest on long-term debt................................       573       591       502
  Other interest............................................        58        38        62
  Capitalized interest......................................       (38)      (48)      (41)
  Preferred dividends.......................................         2         2         6
  Preferred securities distributions........................        96        93        56
                                                                ------    ------    ------
                                                                   691       676       585
                                                                ------    ------    ------

                                      CMS-28

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTERESTS....................................      (401)       90       355
INCOME TAXES (BENEFITS).....................................       (73)       50        63
MINORITY INTERESTS..........................................         3         2         1
                                                                ------    ------    ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      (331)       38       291
DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $12..........      (185)        3       (14)
                                                                ------    ------    ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM...............      (516)       41       277
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
  INSTRUMENTS AND TREATMENT OF INVENTORY, NET OF TAX
  BENEFITS OF $6 AND $2, RESPECTIVELY.......................       (11)       (5)       --
                                                                ------    ------    ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................      (527)       36       277
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $10...............       (18)       --        --
                                                                ------    ------    ------
CONSOLIDATED NET INCOME (LOSS)..............................    $ (545)   $   36    $  277
                                                                ======    ======    ======
                                                                       IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS
CMS ENERGY
  NET INCOME (LOSS)
     Net Income (Loss) Attributable to Common Stock.........    $ (545)   $   36    $  269
     Premium on Redemption of Class G Stock.................        --        --       (28)
                                                                ------    ------    ------
     Net Income (Loss) Available to Common Stock............    $ (545)   $   36    $  241
                                                                ======    ======    ======
  BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
     Income (Loss) from Continuing Operations...............    $(2.76)   $ 0.30    $ 2.44
     Income (Loss) from Discontinued Operations.............     (1.41)     0.02        --
                                                                ------    ------    ------
     Net Income (Loss) Attributable to Common Stock.........    $(4.17)   $ 0.32    $ 2.44
     Premium on Redemption of Class G Stock.................        --        --     (0.26)
                                                                ------    ------    ------
     Net Income (Loss) Available to Common Stock............    $(4.17)   $ 0.32    $ 2.18
                                                                ======    ======    ======
  DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
     Income (Loss) from Continuing Operations...............    $(2.76)   $ 0.30    $ 2.42
     Income (Loss) from Discontinued Operations.............     (1.41)     0.02        --
                                                                ------    ------    ------
     Net Income (Loss) Attributable to Common Stock.........    $(4.17)   $ 0.32    $ 2.42
     Premium on Redemption of Class G Stock.................        --        --     (0.25)
                                                                ------    ------    ------
     Net Income (Loss) Available to Common Stock............    $(4.17)   $ 0.32    $ 2.17
                                                                ======    ======    ======
  DIVIDENDS DECLARED PER COMMON SHARE.......................    $ 1.46    $ 1.46    $ 1.39
CLASS G
  NET INCOME
     Net Income Attributable to Common Stock................    $   --    $   --    $    8
     Premium on Redemption of Class G Stock.................        --        --        28
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $   --    $   36
                                                                ======    ======    ======
  BASIC EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $   --    $   --    $ 0.90
     Premium on Redemption of Class G Stock.................        --        --      3.31
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $   --    $ 4.21
                                                                ======    ======    ======
  DILUTED EARNINGS PER AVERAGE COMMON SHARE
     Net Income Attributable to Common Stock................    $   --    $   --    $ 0.90
     Premium on Redemption of Class G Stock.................        --        --      3.31
                                                                ------    ------    ------
     Net Income Available to Common Stock...................    $   --    $   --    $ 4.21
                                                                ======    ======    ======
  DIVIDENDS DECLARED PER COMMON SHARE.......................    $   --    $   --    $ 0.99
                                                                ------    ------    ------

        The accompanying notes are an integral part of these statements.
                                      CMS-29

                             CMS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                         IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)............................    $  (545)   $    36    $   277
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion and amortization (includes
      nuclear decommissioning of $6, $39 and $50,
      respectively).........................................        524        637        595
     Loss contracts and reduced asset valuations (Note 4)...        628        329         84
     Discontinued operations (Note 3).......................        185         (3)       (14)
     Capital lease and debt discount amortization...........         20         34         35
     Accretion expense......................................         37         33         27
     Accretion income.......................................         --         (2)        (4)
     Distributions from related parties in excess of (less
      than) earnings........................................         58       (171)       (45)
     Cumulative effect of accounting change.................         11          7         --
     Gain on sale of assets, net of foreign currency
      translation losses....................................        (11)       (84)       (42)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...........         68       (398)      (268)
       Increase in inventories..............................       (353)       (54)        (5)
       Increase (decrease) in accounts payable and accrued
        expenses............................................        (94)       181        300
       Increase in deferred income taxes and investment tax
        credit..............................................        135          8         10
       Change in Regulatory obligation -- gas choice........        (24)        33         --
       Decrease (increase) in currency translation
        adjustment..........................................        (41)      (147)        28
       Increase in derivative/hedging capital...............        (26)        --         --
       Change in postretirement benefits, net...............        (81)        60         22
       Changes in other assets and liabilities..............        (74)       (46)       (83)
                                                                -------    -------    -------
     Net cash provided by operating activities..............        417        453        917
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease).................................................     (1,262)    (1,032)    (1,124)
  Investments in partnerships and unconsolidated
     subsidiaries...........................................       (173)      (344)      (380)
  Cost to retire property, net..............................        (75)       (56)       (93)
  Investments in nuclear decommissioning trust funds........         (6)       (39)       (50)
  Proceeds from nuclear decommissioning trust funds.........         29         37         43
  Acquisition of companies, net of cash acquired............         --        (74)    (1,938)
  Proceeds from LNG monetization............................        235         --         --
  Proceeds from sale of property............................        110        629         69
  Other.....................................................         16         12        (91)
                                                                -------    -------    -------
     Net cash used in investing activities..................     (1,126)      (867)    (3,564)
                                                                -------    -------    -------

                                      CMS-30

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                         IN MILLIONS
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt.......      1,847      1,064      2,836
  Proceeds from trust preferred securities..................        125        220        726
  Issuance of common stock..................................        339        332         90
  Retirement of bonds and other long-term debt..............     (1,392)      (691)      (499)
  Retirement of trust preferred securities..................         --       (250)        --
  Retirement of common stock................................         --        (16)        (2)
  Retirement of preferred stock.............................         --         --       (194)
  Repurchase of common stock................................         (6)      (129)        --
  Payment of common stock dividends.........................       (189)      (167)      (163)
  Payment of capital lease obligations......................        (20)       (32)       (19)
  Increase (decrease) in notes payable, net.................         12        133        (97)
                                                                -------    -------    -------
     Net cash provided by financing activities..............        716        464      2,678
                                                                -------    -------    -------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.........          7         50         31
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD....        182        132        101
                                                                -------    -------    -------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD..........    $   189    $   182    $   132
                                                                =======    =======    =======
OTHER CASHFLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)................    $   577    $   563    $   424
  Income taxes paid (net of refunds)........................        (60)        --         59
NON-CASH TRANSACTIONS
Nuclear fuel placed under capital leases....................    $    13    $     4    $     6
  Other assets placed under capital lease...................         21         15         14
  Common stock issued to retire Class G Common Stock........         --         --        217
  Assumption of debt........................................         --         --        305

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        The accompanying notes are an integral part of these statements.

                                      CMS-31

                             CMS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                   IN MILLIONS
ASSETS
PLANT AND PROPERTY (AT COST)
  Electric utility..........................................    $ 7,661    $ 7,241
  Gas utility...............................................      2,593      2,503
  Natural gas transmission..................................      2,271      2,191
  Oil and gas properties (successful efforts method)........        849        630
  Independent power production..............................        916        398
  International energy distribution.........................        228        258
  Other.....................................................        113        101
                                                                -------    -------
                                                                 14,631     13,322
  Less accumulated depreciation, depletion and
     amortization...........................................      6,833      6,252
                                                                -------    -------
                                                                  7,798      7,070
  Construction work-in-progress.............................        564        761
                                                                -------    -------
                                                                  8,362      7,831
                                                                -------    -------
INVESTMENTS
  Independent power production..............................        718        924
  Natural gas transmission..................................        501        436
  Midland Cogeneration Venture Limited Partnership..........        300        290
  First Midland Limited Partnership.........................        253        245
  Other.....................................................        123        121
                                                                -------    -------
                                                                  1,895      2,016
                                                                -------    -------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market....................................        189        182
  Accounts receivable, notes receivable and accrued revenue,
     less allowances of $17 in 2001 and $15 in 2000.........        681        914
  Accounts receivable -- Marketing, services and trading,
     less allowances of $14 in 2001 and $3 in 2000..........        683        526
  Inventories at average cost
     Gas in underground storage.............................        587        297
     Materials and supplies.................................        174        124
     Generating plant fuel stock............................         52         46
  Price risk management assets..............................        461      1,097
  Deferred income taxes.....................................         --         39
  Prepayments and other.....................................        206        278
                                                                -------    -------
                                                                  3,033      3,503
                                                                -------    -------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs...................................        717        709
     Postretirement benefits................................        209        232
     Abandoned Midland project..............................         12         22
     Other..................................................        167        168
  Price risk management assets..............................        424        350
  Goodwill, net.............................................        811        891
  Nuclear decommissioning trust funds.......................        581        611
  Notes receivable -- related parties.......................        177        155
  Notes receivable..........................................        134        150
  Other.....................................................        580        613
                                                                -------    -------
                                                                  3,812      3,901
                                                                -------    -------
TOTAL ASSETS................................................    $17,102    $17,251
                                                                =======    =======

        The accompanying notes are an integral part of these statements.
                                      CMS-32

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                   IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholders' equity...............................    $ 1,890    $ 2,361
  Preferred stock of subsidiary.............................         44         44
  Company-obligated convertible Trust Preferred Securities
     of subsidiaries(a).....................................        694        694
  Company-obligated mandatorily redeemable preferred
     securities of Consumer's subsidiaries(a)...............        520        395
  Long-term debt............................................      6,923      6,770
  Non-current portion of capital leases.....................         60         54
                                                                -------    -------
                                                                 10,131     10,318
                                                                -------    -------
MINORITY INTERESTS..........................................         86         88
                                                                -------    -------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases......        981        707
  Notes payable.............................................        416        403
  Accounts payable..........................................        547        614
  Accounts payable -- Marketing, services and trading.......        574        410
  Accrued interest..........................................        163        159
  Accrued taxes.............................................        125        309
  Accounts payable -- related parties.......................         62         70
  Price risk management liabilities.........................        381      1,068
  Deferred income taxes.....................................         51         --
  Other.....................................................        510        521
                                                                -------    -------
                                                                  3,810      4,261
                                                                -------    -------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................        773        749
  Postretirement benefits...................................        333        437
  Deferred investment tax credit............................        102        110
  Regulatory liabilities for income taxes, net..............        276        246
  Price risk management liabilities.........................        352        341
  Power loss contract reserves..............................        354         54
  Gas supply contract obligations...........................        287        304
  Other.....................................................        598        343
                                                                -------    -------
                                                                  3,075      2,584
                                                                -------    -------
  Commitments and Contingencies (Notes 2, 4, 5, 14 and 18)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES..............    $17,102    $17,251
                                                                =======    =======

-------------------------
(a)  For further discussion, see Note 8 to the Consolidated Financial
     Statements.

                                      CMS-33

                             CMS ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                            OPTIONAL
                                                           REDEMPTION
DECEMBER 31                                      SERIES      PRICE        2001       2000      2001    2000
-----------                                      ------    ----------     ----       ----      ----    ----
                                                                          NUMBER OF SHARES     IN MILLIONS
CONSUMERS' PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares, ......................    $4.16      $103.25       68,451     68,451    $ 7     $ 7
     with no mandatory redemption............     4.50       110.00      373,148    373,148     37      37
                                                                                               ---     ---
TOTAL PREFERRED STOCK........................                                                  $44     $44
                                                                                               ===     ===

        The accompanying notes are an integral part of these statements.

                                      CMS-34

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                       2001       2000       1999       2001       2000      1999
-----------------------                       ----       ----       ----       ----       ----      ----
                                             NUMBER OF SHARES IN THOUSANDS            IN MILLIONS
COMMON STOCK
  At beginning and end of period.........                                     $     1    $    1    $    1
                                                                              -------    ------    ------
OTHER PAID-IN CAPITAL -- CMS ENERGY
  At beginning of period.................    121,201    116,038    108,104      2,936     2,749     2,452
  Redemption of affiliate's preferred
     stock...............................         --         --         --         --        --        (2)
  Common stock repurchased...............       (232)    (6,600)        --         (5)     (129)       --
  Common stock reacquired................        (11)      (259)       (61)        (1)      (16)       (2)
  Common stock issued....................     11,681     11,538      1,823        332       321        83
  Common stock reissued..................        350        484         39          7        11         1
  Exchange of Class G common stock.......         --         --      6,133         --        --       217
                                             -------    -------    -------    -------    ------    ------
       At end of period..................    132,989    121,201    116,038      3,269     2,936     2,749
                                             -------    -------    -------    -------    ------    ------
OTHER PAID-IN CAPITAL -- CLASS G
  At beginning of period.................         --         --      8,453         --        --       142
  Common stock reacquired................         --         --         --         --        --        --
  Common stock issued....................         --         --        257         --        --         6
  Redemption of common stock.............         --         --     (8,710)        --        --      (148)
                                             -------    -------    -------    -------    ------    ------
       At end of period..................         --         --         --         --        --        --
                                             -------    -------    -------    -------    ------    ------
REVALUATION CAPITAL
  Investments
     At beginning of period..............                                          (2)        3        (9)
     Unrealized gain (loss) on
       investments(a)....................                                          (2)       (5)       12
                                                                              -------    ------    ------
       At end of period..................                                          (4)       (2)        3
                                                                              -------    ------    ------
  Derivative Instruments
     At beginning of period(b)...........                                           7        --        --
     Unrealized gain (loss) on derivative
       instruments(a)....................                                         (26)       --        --
     Reclassification adjustments
       included in consolidated net
       income (loss)(a)..................                                          (7)       --        --
                                                                              -------    ------    ------
       At end of period..................                                         (26)       --        --
                                                                              -------    ------    ------
FOREIGN CURRENCY TRANSLATION
  At beginning of period.................                                        (254)     (108)     (136)
  Change in foreign currency translation
     realized from asset sale(a).........                                          --        25        --
  Change in foreign currency
     translation(a)......................                                         (41)     (171)       28
                                                                              -------    ------    ------
       At end of period..................                                        (295)     (254)     (108)
                                                                              -------    ------    ------
RETAINED EARNINGS (DEFICIT)
  At beginning of period.................                                        (320)     (189)     (234)
  Consolidated net income (loss)(a)......                                        (545)       36       277
  Redemption of Class G common stock.....                                          --        --       (69)
  Common stock dividends declared:
     CMS Energy..........................                                        (190)     (167)     (154)
     Class G.............................                                          --        --        (9)
                                                                              -------    ------    ------
       At end of period..................                                      (1,055)     (320)     (189)
                                                                              -------    ------    ------
TOTAL COMMON STOCKHOLDERS' EQUITY........                                     $ 1,890    $2,361    $2,456
                                                                              =======    ======    ======

                                      CMS-35

YEARS ENDED DECEMBER 31                       2001       2000       1999       2001       2000      1999
-----------------------                       ----       ----       ----       ----       ----      ----
                                             NUMBER OF SHARES IN THOUSANDS            IN MILLIONS
(a) DISCLOSURE OF COMPREHENSIVE INCOME
    (LOSS):
     Revaluation capital
       Investments
          Unrealized gain (loss) on
            investments, net of tax of
            $1, 3, and $(6)
            respectively.................                                     $    (2)   $   (5)   $   12
       Derivative Instruments
          Unrealized gain (loss) on
            derivative instruments, net
            of tax of $10, $--, and $--,
            respectively.................                                         (26)       --        --
          Reclassification adjustments
            included in consolidated net
            income, net of tax of $3,
            $--, and $--, respectively...                                          (7)       --        --
     Foreign currency translation........                                         (41)     (146)       28
     Consolidated net income (loss)......                                        (545)       36       277
                                                                              -------    ------    ------
       Total Consolidated Comprehensive
          Income (Loss)..................                                     $  (621)   $ (115)   $  317
                                                                              =======    ======    ======

-------------------------
(b) Year ended December 31, 2001 reflects the cumulative change in accounting principle, net of $(7) tax (Note 10).

        The accompanying notes are an integral part of these statements.
                                      CMS-36

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

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

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

     The recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and that amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities discussed in Note 5, Uncertainties.

     GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records nonrecoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

     PLANT AND PROPERTY: Plant and Property, including improvements, is stated at cost. Construction-related labor and material costs, as well as indirect construction costs such as engineering and interest costs, are capitalized. Property repairs, minor property replacements and maintenance are charged to maintenance expense as incurred. When depreciable plant and property maintained by CMS Energy's regulated operations are retired or sold, the original cost plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. For 2001, 2000 and 1999, the composite depreciation rate for electric utility property was 3.1 percent, 3.1 percent and 3.0 percent, respectively. For 2001, 2000 and 1999, the composite rate for gas utility property was 4.4 percent annually. For 2001, 2000 and 1999, the composite rate for other property was 11.2 percent, 10.7 percent, and 8.6 percent, respectively. Other nonutility depreciable property is amortized over its estimated useful life; gains and losses on asset sales are recognized at the time of sale.

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

                                      CMS-37

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     GOODWILL: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. The carrying amount of goodwill is reviewed annually using undiscounted cash flows for the businesses acquired over the remaining amortization periods. At December 31, 2001, no goodwill impairments existed. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $69 million and $49 million, respectively. CMS Energy adopted SFAS No. 142, effective January 1, 2002, and is currently evaluating the provisions of the new standard to determine if any impairment charges will be necessary.

     IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18 and SFAS No. 121, CMS Energy evaluates the potential impairment of its investments in projects and other long-lived assets, including goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value. For additional information, see Note 4, Unusual Charges/Items.

     REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and the transportation and storage of natural gas are recognized as services are provided. Revenues on sales of marketed electricity, natural gas, and other energy products, as well as natural gas and LNGs, are recognized at delivery. Revenues on sales of oil and natural gas produced are recognized when production occurs, a sale is completed, and the risk of loss transfers to a third-party purchaser. Mark-to-market changes in the fair value of energy trading contracts are recognized as revenues in the periods in which the changes occur.

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

     ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as

                                      CMS-38

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accretion income. Conversely, in 1992 and 2001, Consumers recorded a loss for the present value of its estimated future underrecoveries of power supply costs resulting from purchases from the MCV Partnership. It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

     CMS MST has entered into prepaid sales arrangements to provide natural gas to various entities over periods of up to 12 years at predetermined price levels. CMS MST has established a liability for these outstanding obligations equal to the discounted present value of the contracts, and has hedged its exposures under these arrangements. At December 31, 2001 and 2000, the amounts recorded as liabilities on the Consolidated Balance Sheets totaled $287 million and $304 million, respectively, and are guaranteed by Enterprises. As CMS MST fulfills its obligations under the contracts, CMS Energy records an adjustment to the outstanding obligation through accretion expense.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

     For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2001, Consumers has a recorded liability to the DOE of $135 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

     In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of the settlement. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE.

     NUCLEAR PLANT DECOMMISSIONING: In 2001, Consumers collected $6 million from its electric customers for the decommissioning of its Palisades nuclear plant. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 2001, Consumers filed updated decommissioning cost estimates for Big Rock and Palisades that were $340 million and $739 million in 2000 dollars, respectively. Using the inflation factors presented in the filing to the MPSC to escalate the estimated decommissioning costs to 2001 dollars, the Big Rock and Palisades estimated decommissioning costs are $346 million and $752 million, respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per the March 22, 1999 MPSC order and Consumers discontinued depositing funds in the trust. The December 16, 1999 MPSC order set the annual decommissioning surcharge for Palisades at $6 million a year. In December 2000, the NRC extended the Palisades' operating license to March 2011 and the impact of this extension was included as part of Consumers' March filing with the MPSC. Consumers is required to file the next "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2004.

     In 1997, Big Rock closed permanently and plant decommissioning began. Consumers estimates that the Big Rock site will be returned to a natural state by the end of 2012 if the DOE begins removing the spent nuclear fuel by 2010. For 2001, Consumers incurred costs of $28 million that were charged to the accumulated depreciation

                                      CMS-39

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reserve for decommissioning and withdrew $29 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $190 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $179 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2001, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $149 million for Big Rock.

     In 1996, Consumers and several wholesale electric customers entered into five-year contracts that fixed their contribution to nuclear decommissioning costs for the term. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs in the wholesale contracts. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

     After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' current NRC license will expire in 2011 and the trust funds were estimated to have accumulated $921 million, at that time, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. At December 31, 2001, Consumers is the beneficiary of the investment in the MPSC nuclear decommissioning trust funds of $423 million for Palisades. In addition, at December 31, 2001, Consumers has a FERC decommissioning trust fund with a balance of approximately $8 million.

     RECLASSIFICATIONS: During 2001, CMS Energy entered into several energy trading contracts with counterparties. The impact of these transactions increased operating revenue with a corresponding increase in operating expenses. During the fourth quarter of 2001, it was determined that under SFAS No. 133 and related interpretations, these transactions should have been recorded on a net basis. First, second and third quarter operating revenue and operating expenses have been restated from the amounts previously reported to reflect these transactions on a net basis. There was no impact on previously reported consolidated net income.

     CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

     RELATED-PARTY TRANSACTIONS: In 2001, 2000 and 1999, Consumers paid $55 million, $51 million, and $52 million, respectively, for electric generating capacity and energy generated by that capacity from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $49 million, $54 million, and $37 million for 2001, 2000 and 1999. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 5 and 18. Other related-party transactions are immaterial.

     UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders and as a result discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the generation portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of December 31, 2001,

                                      CMS-40

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers had a net investment in electric supply facilities of $1.319 billion included in electric plant and property. See Note 5, Uncertainties, "Electric Rate Matters - Electric Restructuring."

     SFAS No. 121 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years.

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                  IN MILLIONS
Securitization costs (Note 5)...............................    $  717    $  709
Postretirement benefits (Note 13)...........................       228       251
Electric Restructuring Implementation Plan..................        82        75
Manufactured gas plant sites (Note 5).......................        70        63
Abandoned Midland project...................................        12        22
Income taxes (Note 11)......................................         6        24
Unamortized nuclear costs...................................        --         6
DSM -- deferred costs.......................................        --         6
Other.......................................................        15        18
                                                                ------    ------
Total regulatory assets.....................................    $1,130    $1,174
                                                                ======    ======
Income taxes (Note 11)......................................    $ (282)   $ (270)
Gas customer choice.........................................        (9)      (33)
Other.......................................................        --        (6)
                                                                ------    ------
Total regulatory liabilities................................    $ (291)   $ (309)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax, see Note 5, Uncertainties, "Electric Rate Matters -- Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for Securitization costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. As a result, regulatory assets totaling $709 million were transferred to the regulatory asset Securitization costs accounts. In order to prepare the Securitization assets for sale in November 2001, issuance fees of $10 million and $1 million were incurred in 2001 and 2000, respectively, and capitalized as a part of Securitization costs. These costs represent the increase in Securitization costs between periods. These issuance costs will be amortized each month for up to fourteen years, which approximated $2 million in 2001. The components of the Securitization costs are illustrated below.

                                                                DECEMBER 31
                                                                ------------
                                                                2001    2000
                                                                ----    ----
                                                                IN MILLIONS
Unamortized nuclear costs...................................    $405    $405
Postretirement benefits.....................................      84      84
Income taxes................................................     203     203
Uranium enrichment facility.................................      16      16
Other.......................................................       9       1
                                                                ----    ----
Total securitized regulatory assets.........................    $717    $709
                                                                ====    ====

                                      CMS-41

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     IMPLEMENTATION OF SFAS NO. 133: Effective January 1, 2001, CMS Energy adopted SFAS No. 133. The new standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying hedge criteria, in which case, the changes in fair value would be reflected in other comprehensive income. CMS Energy determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges are recognized in earnings.

     CMS Energy believes that the majority of its contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and are not subject to the accounting rules for derivative instruments. CMS Energy uses derivative instruments that require derivative accounting, to limit its exposures to electricity and gas commodity price risk. The interest rate and foreign currency exchange contracts met the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in other comprehensive income.

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                              IN MILLIONS
                                                              -----------
Fair value of derivative assets.............................      $35
Fair value of derivative liabilities........................       14
Increase in accumulated other comprehensive income, net of
  tax.......................................................        7

     Upon initial adoption of the standard including adjustments for subsequent guidance, CMS Energy recorded a $7 million, net of tax, cumulative effect adjustment as an increase in accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas call options, gas fuel for generation swap contracts, and interest rate swap contracts that qualified for hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. Based on the pretax initial transition adjustment of $20 million recorded in accumulated other comprehensive income at January 1, 2001, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense and $8 million as an increase in other revenues for the twelve months ended December 31, 2001. CMS Energy recorded $12 million as an increase in interest expense during 2001, which includes the $2 million of additional interest expense at Consumers. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, resulting in a decrease of other comprehensive income.

     As of December 31, 2001, Consumers had a total of $8 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value remains.

     At adoption of the standard on January 1, 2001, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of electric call option contracts.

     FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the current exchange rates in

                                      CMS-42

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. Dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. For the year ended 2001, the change in the foreign currency translation adjustment decreased equity by $41 million, net of after-tax hedging proceeds.

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

     ACQUISITIONS: In March 1999, CMS Energy, through a subsidiary, acquired Panhandle from Duke Energy for a cash payment of $1.9 billion and existing Panhandle debt of $300 million. CMS Energy used the purchase method of accounting to account for the acquisition and, accordingly, included the results of operations of Panhandle for the period from March 29, 1999 in the accompanying consolidated financial statements. Assets acquired and liabilities assumed are recorded at their fair values. CMS Energy allocated the excess purchase price over the fair value of net assets acquired of approximately $800 million to goodwill and amortizes this amount on a straight-line basis over 40 years. Effective January 1, 2002, the remaining goodwill balance will not be amortized, but will be subject to annual impairment testing in accordance with SFAS No. 142.

     EXTRAORDINARY LOSS: Cash proceeds received from the sale of CMS Energy's interest in Equatorial Guinea in 2002, and from the LNG monetization in 2001, were used to retire existing debt. As a result, the cost associated with the early extinguishment of debt, $18 million, net of tax, was reflected as an extraordinary loss in 2001 in the Consolidated Statements of Income.

     CAPITALIZED INTEREST: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. The nonregulated portions of CMS Energy are subject to these rules.

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

                                      CMS-43

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the balance sheet information of the discontinued operations:

                                                                  DECEMBER 31
                                                                ---------------
                                                                2001    2000(A)
                                                                ----    -------
                                                                  IN MILLIONS
Assets
  Accounts receivable, net..................................    $ 44     $ 35
  Materials and supplies....................................       8        6
  Property, plant and equipment, net........................      27      231
  Goodwill..................................................      40       50
  Deferred taxes............................................      23       --
  Other.....................................................      38       72
                                                                ----     ----
                                                                $180     $394
                                                                ----     ----
Liabilities
  Accounts payable..........................................    $ 19     $ 16
  Current and long-term debt................................       4        7
  Accrued taxes.............................................      25       (1)
  Minority interest.........................................      21       58
  Other.....................................................      21       15
                                                                ----     ----
                                                                $ 90     $ 95
                                                                ----     ----

-------------------------
(a) For year ended December 31, 2000, total assets included assets of EDEERSA, which was subsequently sold, of $291 million. Total liabilities included debt and other liabilities of EDEERSA of $81 million and $30 million, respectively.

     Revenues from such operations were $145 million and $264 million for the year ended December 31, 2001 and 2000, respectively. In accordance with APB Opinion No. 30, the net losses of the operation are included in the consolidated statements of income under "discontinued operations". The pre-tax loss recorded for the year ended December 31, 2001 on the anticipated sale of the operation was $195 million, which included a reduction in asset values, a provision for anticipated closing costs and operating losses until disposal, and a portion of CMS Energy's interest expense. Interest expense was allocated to the operation based on its ratio of total capital to that of CMS Energy. See table below for income statement components of the discontinued operations.

                                                                 DECEMBER 31
                                                                -------------
                                                                2001     2000
                                                                ----     ----
                                                                 IN MILLIONS
Discontinued operations:
  Income (loss) from discontinued operations, net of taxes
     of $0.4................................................    $  (2)    $3
Loss on disposal of discontinued operations, including
  provision of $0.1 for operating losses during phase-out
  period, net of tax benefit of $12.........................     (183)    --
                                                                -----     --
Total.......................................................    $(185)    $3
                                                                =====     ==

4: UNUSUAL CHARGES/ITEMS

     DIG LOSS CONTRACT: In 1998, DIG, which operates the Dearborn Industrial Generation complex, a 710 MW combined cycle facility constructed primarily to fulfill the contract requirements, executed Electric Sales Agreements with Ford Motor Company, Rouge Industries and certain other Ford and Rouge affiliates that require DIG to deliver up to 300 MWs of electricity at pre-determined prices for a fifteen year term beginning in June 2000. As a result of continued plant construction delays, the majority of the DIG project did not achieve commercial operation until the third quarter of 2001. At that time, DIG entered into long-term natural gas fuel contracts that fixed portions of the anticipated fuel requirements related to the electricity contracts and defined an operational model that reasonably reflects the expected economics of the project and the contracts involved.

                                      CMS-44

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on this operational model, CMS Energy determined the estimated costs to perform under the electric contracts using an incremental-cost (net of revenues) approach. Using this approach, CMS Energy estimated that the incremental costs to provide electricity under the Electric Sales Agreements exceeded the anticipated revenues to be earned over the life of the contracts by $200 million. Accordingly, in 2001, CMS Energy recorded a reserve for the loss on these contracts of $200 million ($130 million after-tax, or $.99 per basic and diluted share) in "Loss contracts and reduced asset valuations" on the Consolidated Statements of Income. As of December 31, 2001, the remaining value of the liability associated with the loss totaled $194 million.

     MCV LOSS CONTRACT: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007, along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million ($82 million, after-tax, or $.63 per basic and diluted share), which appears on the Consolidated Statements of Income in the caption "Loss contracts and reduced asset valuations". Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At December 31, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $119 million and $44 million, respectively. For further discussion on the impact of the frozen PSCR, see Note 5, Uncertainties -- Electric Rate Matters.

     VALUATION LOSSES: Implementation of a new strategic direction for CMS Energy has resulted in assets and development projects that have been identified by the business units as non-strategic or under-performing. These assets include both domestic and foreign electric power plants, gas processing facilities, exploration and production assets and certain equity method and other investments. CMS Energy has written off the carrying value of the development projects that will no longer be pursued. In addition, management evaluated the operating assets for impairment in accordance with the provisions of SFAS No. 121 for asset projects and APB Opinion No. 18 for equity investments. Based on this evaluation, certain of these assets were determined to be impaired. Reductions in asset valuations, recognized in 2001, related to these write-downs were $302 million ($234 million, after tax, or $1.79 per basic and diluted share), to reflect the excess of the carrying value of these assets over their fair value. The charges are reflected in the Consolidated Statements of Income under the caption "Loss contracts and reduced asset valuations".

     CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including those that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different than the remaining book value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make assurances regarding the value of consideration to be received or that these sales will occur.

     OTHER CHARGES: The total of other charges recognized in 2001 were $25 million ($15 million, after tax, or $.11 per basic and diluted share) that consisted of the following items:

     In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, Consumers believed that certain issues would be decided in its favor, and that a relatively quick order would be issued by the FERC regarding this matter. However, due to changes in regulatory interpretations, Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an

                                      CMS-45

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

additional $12 million, including interest, to fully reflect its estimate of the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will be sufficient to satisfy its estimated refund obligation.

     In 1996, Consumers and several wholesale electric customers entered into five-year contracts that fixed their contribution to nuclear decommissioning costs for the term. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs in the wholesale contracts. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

     Panhandle recorded a lower of cost or market adjustment of $7 million in the third quarter of 2001, reducing its current gas inventory to market value.

     ARGENTINE MONETARY ADJUSTMENT: As of December 31, 2001, CMS Energy had investments in Argentina of approximately $700 million. Essentially all operations in Argentina use the U.S. Dollar as their functional currency. In January 2002, the Argentine government repealed the 1991 convertibility law that established a fixed exchange rate of one U.S. Dollar to one Argentine Peso. Since exchangeability between the two currencies was temporarily suspended at the balance sheet date, CMS Energy used the first subsequently available, free-floating exchange rate of 1.65 Pesos per Dollar on January 11, 2002, as required by SFAS No. 52, and recorded an $18 million loss ($.14 per basic and diluted share) resulting from translation of Argentine Peso-denominated monetary assets and liabilities at December 31, 2001.

     ASSET SALES: The "Asset Sales" caption in the following table includes $44 million for U.S. taxes on certain unrepatriated earnings of CMS Oil and Gas foreign entities. These earnings became subject to U.S. taxes upon the sale of Equatorial Guinea assets of CMS Oil and Gas. Combined with the other items, asset sales represent a $37 million loss, net of tax ($.28 per basic and diluted share), reflected in the Consolidated Statements of Income.

     CHANGE IN ACCOUNTING FOR PURCHASED POWER OPTIONS: In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amends the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded a $17 million ($11 million, net of tax, or $.09 per basic and diluted share) cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility.

     EARLY DEBT EXTINGUISHMENT: Cash proceeds received from the sale of CMS Energy's interest in Equatorial Guinea in 2002, and from the LNG monetization in 2001, were used primarily to retire existing debt. As a result, the cost associated with the early extinguishment of debt, $27 million ($18 million, net of tax, or $.14 per basic and diluted share) was reflected as an extraordinary loss in 2001 in the Consolidated Statements of Income.

                                      CMS-46

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the unusual items and charges recognized by CMS Energy business segments in 2001 are as follows:

                                                                PRE-TAX      AFTER-TAX
BUSINESS SEGMENT                                                IMPACT        IMPACT
----------------                                                -------      ---------
                                                                     IN MILLIONS
Loss Contracts:
  Independent Power Production..............................     $200          $130
  Consumers Electric Utility................................      126            82
                                                                 ----          ----
Total Loss Contracts........................................      326           212
                                                                 ----          ----
Valuation Losses:
  Natural Gas Transmission..................................       43            28
  Independent Power Production..............................      188           145
  Oil and Gas Exploration & Production......................       49            47
  Corporate.................................................       20            13
  Consumers Energy..........................................        2             1
                                                                 ----          ----
Total Valuation Losses......................................      302           234
                                                                 ----          ----
Loss Contracts and Reduced Asset Valuations:................     $628          $446
                                                                 ----          ----
Other Charges:
  Consumers Energy..........................................       18            11
  Panhandle.................................................        7             4
                                                                 ----          ----
Total Other Charges.........................................       25            15
                                                                 ----          ----
Argentine Monetary Adjustment
  Natural Gas Transmission..................................       10            10
  Independent Power Production..............................        8             8
                                                                 ----          ----
Total Argentine Monetary Adjustment.........................       18            18
                                                                 ----          ----
Asset Sales:
  Oil and Gas Exploration & Production......................       --            44
  International Energy Distribution.........................      (11)           (7)
  Corporate.................................................        1             1
  Miscellaneous Diversified Energy..........................       (1)           (1)
                                                                 ----          ----
Total Asset Sales...........................................      (11)           37
                                                                 ----          ----
Change in Accounting for Purchased Power Options
  Consumers Energy..........................................       17            11
                                                                 ----          ----
Total Change in Accounting for Purchased Power Options......       17            11
                                                                 ----          ----
Early Debt Extinguishment
  Natural Gas Transmission..................................       27            18
                                                                 ----          ----
Total Early Debt Extinguishment.............................       27            18
                                                                 ----          ----
Grand Total.................................................     $704          $545
                                                                 ====          ====

     LOY YANG WRITE-DOWN: In the first quarter of 2000, CMS Energy announced its intention to sell its 50 percent ownership interest in Loy Yang, retained the services of investment bankers to assist in the sales process, and solicited bids from potential buyers for CMS Energy's interest in Loy Yang. As a result of being unable to attract a reasonable offer for Loy Yang by the end of November 2000, and after re-evaluating the expected future cash flows from this investment, including the continuing unfavorable electric market prices in Victoria, Australia, management determined in the fourth quarter of 2000 that the carrying amount of the equity

                                      CMS-47

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment in Loy Yang was not recoverable. Consequently, in accordance with the provisions of APB Opinion No. 18, CMS Energy determined that there has been a loss in value of the investment and an impairment loss on the carrying amount of the investment has been realized.

     This impairment loss is reflected under the caption "Loss contracts and asset revaluations" on the Consolidated Statement of Income in 2000 as a pretax charge of $329 million ($268 million after-tax, or $2.37 per share). This loss does not include cumulative net foreign currency translation losses of $168 million due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation or other disposition of CMS Energy's investment in Loy Yang. CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

     NITROTEC WRITE-DOWN: In 1999, CMS Gas Transmission wrote off the carrying amounts of investments in Nitrotec, a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes for purifying natural gas. This write-off occurred after determining that it was unlikely CMS Gas Transmission would recover any portion of its investments. The write-off of these investments is reflected under the caption "Loss contracts and asset revaluations" on the Consolidated Statement of Income in 1999 as a pretax charge of $84 million ($49 million after-tax, or $.45 and $.43 per basic and diluted share, respectively).

5: UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

     ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     Clean Air -- In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $530 million and $570 million, calculated in year 2001 dollars. Much of the future expenditures are for retrofit post-combustion technology. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of December 2001, Consumers has incurred $296 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2004. At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, are expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

     These and other required environmental expenditures, if not recovered in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

     Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.
                                      CMS-48

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of December 31, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

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

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

     ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner;
7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013. As of December 31, 2001, Consumers spent $26 million on the required expansion of transmission capabilities. Consumers anticipates it could spend up to an additional $9 million in 2002, until Consumers sells METC to MTH, as discussed below under "Transmission."

     In October 2000 and January 2001, the MPSC issued orders that authorized Consumers to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in lower interest costs and a longer amortization period for the securitized assets, that would offset the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter that Consumers was required to implement by the Customer Choice Act. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $13 million annually.

     In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years and have an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds after issuance

                                      CMS-49

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses were approximately $460 million. The net proceeds were used by Consumers to buy back $164 million of its common stock from its parent, CMS Energy. Beginning in December 2001, and completed in March 2002, the remainder of these proceeds were used to pay down long-term debt. CMS Energy used the $164 million received from Consumers to pay down its own short-term debt.

     Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. Current electric rates design covers these charges, and there will be no impact on rates for most of Consumers' electric customers until the rate freeze imposed under the Customer Choice Act expires. Securitization charges collected will be remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

     Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs was deferred, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

     In 1998, Consumers submitted a plan for electric retail open access to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. Implementation began in September 1999. The Customer Choice Act states that orders issued by the MPSC before the date of this act that; 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier for generation services. The tariffs are effective January 1, 2002, and in general do not require any significant modifications in the existing retail open access program. The terms of the tariff allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand needs of returning retail open access customers, and may be forced to purchase electricity on the spot market at prices higher than it could recover from its customers.

     POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power supply above its anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of February 2002, alternative electric suppliers are providing generation services to customers with 309 MW of demand.

     To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electric call option contracts for 2001
                                      CMS-50

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was approximately $66 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of December 31, 2001, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated reserve margin requirement for the summer 2002 and partially covering the estimated reserve margin requirements for summers 2003 through 2008, and has recorded an asset of $48 million for these call options, of which $10 million pertains to 2002.

     In 1996, as a result of the FERC's efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies had jointly operated the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact of terminating these joint merchant operations with Detroit Edison.

     Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel for electric generation, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect for all customers until at least December 31, 2003 and therefore the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electric prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

     Consumers is authorized by the FERC to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a traditional market dominance analysis in October 2001. In November 2001, the FERC issued an order modifying the method to be used to determine an entity's degree of market power. Due, however, to several reliability issues brought before the FERC regarding this order, the FERC has issued a stay of the order. If the modified market power test in the order is not amended, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale electricity at market-based prices and may be limited to charging prices no greater than its cost-based rates. A final decision about the proposed assessment method is not expected for several months.

     TRANSMISSION: In 1999, the FERC issued Order No. 2000 that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company or divest the facilities.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

     In October 2000, Consumers filed a request with the FERC to transfer ownership and control of its electric transmission facilities to METC. This request was granted in January 2001. In December 2000, the MPSC issued

                                      CMS-51

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an order authorizing an anticipated sale or ownership transfer of Consumers' electric transmission facilities. In April 2001, the transfer of the electric transmission facilities to METC took place.

     In October 2001, in compliance with Michigan's Customer Choice Act, and in conformance with FERC Order No. 2000, Consumers executed an agreement to sell METC for approximately $290 million, depending upon the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers, through, METC will continue to own and operate the system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. After the sale, Consumers will continue to maintain the system under a long-term contract with MTH.

     Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH.

     Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act.

     In the past, when IPPs connected to transmission systems they paid a fee that was used by transmission companies to offset capital costs incurred to connect the IPP to the transmission system and provide the system upgrades needed as a result of the interconnection. In order to promote competition in the electric generation market, the FERC recently issued an order that requires the system upgrade portion of the fee to be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. This has resulted in METC recording a $30 million liability for a refund to IPPs.

     In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the sale or transfer of transmission facilities without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights that preceded the transfer of the transmission facilities to METC. In August 2001, the parties reached two settlements. The settlements were approved by the Michigan circuit court and were amended in February 2002 to assure that closing could occur if all conditions to closing are satisfied. The circuit court has retained jurisdiction over the matter and should dismiss the lawsuit after closing.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in

                                      CMS-52

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC, which was denied in October 2001. This proceeding is now final.

     The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

     Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded a regulatory asset of $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

     In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, Consumers believed that certain issues would be decided in its favor, and that a relatively quick order would be issued by the FERC regarding this matter. However, due to changes in regulatory interpretations, Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect its estimate of the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will be sufficient to satisfy its estimated refund obligation.

                                      CMS-53

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                    YEARS ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                2001    2000    1999
                                                                ----    ----    ----
                                                                    IN MILLIONS
Pretax operating income.....................................    $36     $56     $49
Income taxes and other......................................     11      18      15
                                                                ---     ---     ---
Net income..................................................    $25     $38     $34
                                                                ===     ===     ===

     Power Supply Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future affect on Consumers. At December 31, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $119 million and $44 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at

                                      CMS-54

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2002    2003    2004    2005    2006
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $37     $37     $36     $36     $36

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

     NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, conducted an inspection to oversee the Palisades June 2001 through January 2002 unplanned outage, which is discussed in more detail below.

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 2001, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

     In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's current screening criteria for reactor vessel embrittlement at Palisades will not be met until 2014. In December 2000, the NRC issued an amendment revising the operating license for Palisades and extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

     In 2000, Consumers made an equity investment and entered into an operating agreement with NMC. NMC was formed in 1999 by four utilities to operate and manage the nuclear generating plants owned by these utilities. Consumers benefits by consolidating expertise, cost control and resources among all of the nuclear plants being operated on behalf of the NMC member companies.

     In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC

                                      CMS-55

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pursuant to their existing labor contract as Consumers' employees. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts from the operation of all of those units.

     On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. Installation of the new components was completed in December 2001 and the plant returned to service on January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

     From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

     Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act expires on August 1, 2002 and is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

     COMMITMENTS FOR FUTURE PURCHASES: Consumers enters into a number of unconditional purchase obligations that represent normal business operating contracts. These contracts are used to assure an adequate supply of goods and services necessary for the operation of its business and to minimize exposure to market price fluctuations. Consumers believes that these future costs are prudent and reasonably assured of recovery in future rates.

     Coal Supply: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2002 to 2004, and total an estimated $269 million. Long-term coal supply contracts account for approximately 60 to 85 percent of Consumers annual coal requirements. In 2001, coal purchases totaled $255 million of which $197 million (71 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

     Power Supply, Capacity and Transmission: As of December 31, 2001, Consumers had future unrecognized commitments to purchase power supply and transmission services under fixed price forward contracts for the years 2002 and 2003 totaling $26 million. Consumers also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants including the MCV Facility. These

                                      CMS-56

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for the years 2002 through 2033 total an estimated $17 billion, undiscounted, which includes $13 billion related to the MCV Facility. This amount may vary depending upon plant availability and fuel costs. If a plant were not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. For further information, see "The Midland Cogeneration Venture" for information concerning power purchases from the MCV Facility.

     DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualified for the normal purchase exception of SFAS No. 133; however, certain electric call option contracts were required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

     In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amends the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occur, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power supply. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, for the year ended December 31, 2001, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness. These contracts expired in December 2001.

                                      CMS-57

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSUMERS' GAS UTILITY CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of December 31, 2001, Consumers has an accrued liability of $57 million, (net of $25 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a future general gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

CONSUMERS' GAS UTILITY RATE MATTERS

     GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

     GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25% authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million

                                      CMS-58

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annual distribution service rate increase. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing a 7.7 percent increase in the typical residential customer's average monthly bill.

OTHER GAS UNCERTAINTIES

     COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2002 to 2005. Consumers' 2001 gas requirements totaled 229 bcf at a cost of $962 million. As of the end of 2001, Consumers expected gas requirements for 2002 are 205 bcf of which 54 percent is covered by existing contracts.

PANHANDLE MATTERS

     REGULATORY MATTERS: Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. In September 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement in February 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. In January 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. In April 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline reduced its maximum rates in May 2001 and made the remaining refunds totaling approximately $8 million in June 2001.

     In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At December 31, 2001 and December 31, 2000, accounts receivable included $8 million and $59 million, respectively, due from natural gas producers, and other current liabilities included $11 million and $59 million, respectively, for related obligations. Amounts collected and amounts refunded in the fourth quarter 2001 were $31 million and $27 million, respectively; including $3 million refunded to Michigan Gas Storage. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

     In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing was in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline, expected to be in service by March 2002. Panhandle owns a one-third interest in a newly formed joint venture, along with TEPPCO Partners LP and Marathon Ashland Petroleum LLC. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

     In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

     In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The

                                      CMS-59

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

settlement was placed into effect on January 1, 2002. This will result in reduced revenues for Trunkline LNG from 2001 levels but less volatility due to a 22-year contract with BG LNG Services.

     For a number of years, Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

     ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for several years. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

     AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2002 and expects the future costs to range from $13 million to $29 million for capital improvements to comply.

     In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

OTHER UNCERTAINTIES

     CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In
                                      CMS-60

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which we must pay $6 million, $2 million of which CMS Energy had already paid.

     In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation believes these cases are without merit and intends to vigorously defend against them. CMS Generation's primary insurance carrier has agreed to defend and indemnify CMS Generation for a portion of defense costs up to the policy limits. CMS is currently in settlement negotiations regarding the private toxic tort lawsuit.

     DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD has filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan State Court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. CMS Energy believes the claims are without merit and will continue to vigorously contest them, but any change order costs ultimately paid would be capitalized as a project construction cost.

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

     OTHER: CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $1.9 billion as of December 31, 2001.

     Additionally, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of December 31, 2001, the actual amount of financial exposure covered by these guarantees was $805 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $287 million, which are recorded as liabilities on the Consolidated Balance Sheet at December 31, 2001. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

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

                                      CMS-61

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Gary Adams, formerly the largest shareholder of Continental Gas, now CMS Field Services, commenced arbitration in connection with the decline in the value of CMS shares he received in exchange for his Continental shares. In November 2001, the arbitrator awarded Adams Affiliates, Inc. and Cottonwood Partnership $2 million in rescissory damages and interest (claimants were seeking over $16 million) and $1 million in attorneys' fees (reasonable attorneys' fees must be awarded in a successful Blue Sky Act claim, but the arbitrator reduced the amount being sought by claimants by 40%).

     Adams et al, also filed a separate action against the individual defendants Messrs. Hopper, Haener, Wright, Fryling and McCormick and the Directors (except Mr. Way) in Wayne County Circuit Court, which the court dismissed with prejudice on February 4, 2002, pursuant to an order entered by stipulation.

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

     ARGENTINA ECONOMIC EMERGENCY: In January 2002, the Republic of Argentina enacted the Law of Public Emergency and Foreign Exchange System. This law, among other things, repeals the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converts all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate, and directs the President of Argentina to renegotiate such tariffs. Because convertibility of the Peso was temporarily suspended at December 31, 2001, CMS Energy used the first subsequently available, free-floating exchange rate of
1.65 Pesos per Dollar on January 11, 2002, as required by SFAS No. 52, to record an $18 million loss resulting from the translation of Peso-denominated monetary assets and liabilities.

     In February 2002, the Republic of Argentina issued additional decrees that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February decrees also allow the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos.

     The exchange rate on March 28, 2002 was 2.945 Pesos to the Dollar. While CMS Energy management cannot predict the most likely average or end-of-period Peso to Dollar exchange rates for 2002, the following table contains management's current estimates of the impacts at various currency exchange rates that the changes in Argentine laws, the currency devaluation and other recent events in Argentina could have on CMS Energy's results of operation and financial condition. Amounts are calculated assuming that the exchange rates remain constant throughout the year.

     "Initial net income adjustments" reflects changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries that would continue to use the Dollar as functional currency. "Operating income adjustments" reflects lower net project revenues resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars. "Operating income adjustments" are divided between Argentine investments that CMS Energy currently intends to retain and those investments it intends to sell. Investments in the latter category eventually may be classified as discontinued operations in CMS Energy's financial statements. "Reductions to stockholders' equity" reflects the potential

                                      CMS-62

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

effects of recording a change in functional currency from the Dollar to the Peso, as well as the reduction due to the effects of lower net income on retained earnings.

     The amounts below represent increases from previous estimates based upon further examination of relevant accounting provisions of SFAS No. 52. The amounts are only estimates; further reductions to income and stockholders' equity could occur as a result of reduced asset valuations. Management is continuing to assess the impacts that the changing laws and regulations (and the resulting effective expropriation of CMS Energy's investments) could have on CMS Energy's results of operations and its approximate $700 million investment in Argentina.

EXCHANGE RATE OF PESOS TO ONE DOLLAR                                1.65          3.00          4.00
------------------------------------                                ----          ----          ----
                                                                   IN MILLIONS, EXCEPT PER SHARE DATA
Income Statement:
Initial net income adjustments..............................       $   --        $   (7)       $   (9)
Operating income adjustments (cents per share)
  Retained investments......................................       $(0.11)       $(0.20)       $(0.23)
  Investments held for sale.................................       $(0.09)       $(0.14)       $(0.15)
Balance Sheet(a):
Reductions to stockholders' equity..........................       $ (300)       $ (450)       $ (475)

-------------------------
(a) Includes the potential effects of recording a change in functional currency.

     ENRON BANKRUPTCY: On December 2, 2001, Enron Corporation, along with certain of its affiliates, filed a voluntary petition for Chapter 11 reorganization. Consumers, CMS MS&T, CMS Field Services, CMS Panhandle and three affiliates in which MS&T owns a 50% interest had contracts with various Enron affiliates at that time. CMS Energy has terminated all gas, power, liquids, petroleum products, and financial contracts with the various Enron affiliates, and exercised all applicable rights of setoff. Enron, creditors of Enron, or others may challenge the actions taken by CMS Energy to terminate the contracts and exercise rights of setoff. These parties may also challenge CMS Energy's calculations of the value attributed to certain contracts and the return by Enron of a cash margin previously posted by CMS Energy pursuant to these contracts. CMS Energy believes that the contracts it terminated constitute either forward contracts or swap agreements, for which the Federal Bankruptcy Code provides special rights of termination and setoff, and that the return of the cash margin is permitted under the Federal Bankruptcy Code and other laws.

     CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $950 million for 2002, $930 million for 2003 and $1.0 billion for 2004. These amounts exclude expenditures associated with the LNG terminal expansion for which an application was filed with the FERC on December 26, 2001, estimated at $25 million in 2002, $81 million in 2003 and $49 million in 2004.

6: SHORT-TERM FINANCINGS

     AUTHORIZATION: At December 31, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $570 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively.

     In October 2001, FERC granted Consumers' August 2001 request for authorization of up to $500 million of First Mortgage Bonds to be issued as collateral for the outstanding short-term securities. Further, in November 2001, FERC granted Consumers' August 2001 request for authorization of an additional $500 million of long-term securities for general corporate purposes and up to an additional $500 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

                                      CMS-63

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2001, a total of $416 million was outstanding at a weighted average interest rate of 2.7 percent, compared with $403 million outstanding at December 31, 2000, at a weighted average interest rate of 7.4 percent.

     Consumers currently has in place a $450 million trade receivables sale program. At December 31, 2001 and 2000, receivables sold under the program totaled $334 million and $325 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

7: LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                          DECEMBER 31
                                                                                        ----------------
                                                       INTEREST RATE(%)    MATURITY      2001      2000
                                                       ----------------    --------      ----      ----
                                                                                          IN MILLIONS
CMS ENERGY
Senior Notes.......................................         8.125            2002       $  350    $  350
                                                            7.625            2004          180       180
                                                            6.750            2004          300       300
                                                            9.875            2007          500       500
                                                            8.900            2008          269        --
                                                            7.500            2009          480       480
                                                            8.000            2011           --       250
                                                            8.500            2011          350        --
                                                            8.375            2013          150       150
                                                                                        ------    ------
                                                                                         2,579     2,210
General Term Notes
  Series A.........................................         7.897(a)       2002-2010        31       110
  Series B.........................................         8.072(a)       2002-2010        14       107
  Series C.........................................         7.878(a)       2002-2010        58       127
  Series D.........................................         6.985(a)       2002-2010       168       191
  Series E.........................................         7.761(a)       2002-2010       391       397
  Series F.........................................         8.156(a)       2002-2010       288        11
                                                                                        ------    ------
                                                                                           950       943

Extendible Tenor Rate Adjusted Securities..........         7.000            2005          180       180
Senior Credit Facility.............................                        2002-2004       167       400
Lines of Credit....................................                          2002           22        29
Other..............................................                                         10        --
                                                                                        ------    ------
                                                                                           379       609
CONSUMERS ENERGY
First Mortgage Bonds...............................         6.375            2003          300       300
                                                            7.375            2023          208       263
                                                                                        ------    ------
                                                                                           508       563

Senior Notes.......................................       (c)                2001           --       125
                                                          (d)                2002          100       100
                                                            6.250            2006          332        --
                                                            6.375            2008          159       250
                                                            6.200            2008          250       250
                                                            6.875            2018          180       225

                                      CMS-64

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                          DECEMBER 31
                                                                                        ----------------
                                                       INTEREST RATE(%)    MATURITY      2001      2000
                                                       ----------------    --------      ----      ----
                                                                                          IN MILLIONS
                                                            6.500            2018          141       200
                                                            6.500            2028          143       145
                                                                                        ------    ------
                                                                                         1,305     1,295

Securitization Bonds...............................                        2005-2016       469        --
Long-Term Bank Loans...............................                        2002-2003       184       190
Nuclear Fuel Disposal..............................                           (b)          135       130
Pollution Control Revenue Bonds....................         5.100          2010-2018       126       126
Other..............................................                                          8        --
                                                                                        ------    ------
                                                                                           922       446
PANHANDLE
Senior Notes.......................................         7.875            2004          100       100
                                                            6.125            2004          292       300
                                                            7.250            2006           75        --
                                                            6.500            2009          182       200
                                                            8.250            2010           60       100
                                                            7.950            2023           99       100
                                                            7.200            2024           63       100
                                                            7.000            2029          215       300
                                                                                        ------    ------
                                                                                         1,086     1,200
OTHER..............................................                                        197       184
Principal Amount Outstanding.......................                                      7,926     7,450
Current Amounts....................................                                       (967)     (649)
Net Unamortized Discount...........................                                        (36)      (31)
                                                                                        ------    ------
Total Long-Term Debt...............................                                     $6,923    $6,770
                                                                                        ======    ======

-------------------------
(a)  Represents the weighted average interest rate at December 31, 2001.

(b) Maturity date uncertain (see Note 2 -- Summary of Significant Accounting Policies and Other Matters -- Nuclear Fuel Cost).

(c) The notes bear interest at a floating rate reset each quarter based upon LIBOR plus .60%.

(d) The notes bear interest at a floating rate reset each quarter based upon LIBOR plus .98%.

     The scheduled maturities of long-term debt and improvement fund obligations are as follows: $967 million in 2002, $793 million in 2003, $1,171 million in 2004, $468 million in 2005 and $4,491 million in 2006 and thereafter.

CMS ENERGY

     CMS Energy's $750 million Senior Credit Facilities consist of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $22 million. As of December 31, 2001, $302 million was outstanding under the Senior Credit Facilities, including $135 million letters of credit, and $22 million was outstanding under the unsecured lines of credit.

     In March 2001, CMS Energy sold $350 million aggregate principal amount of
8.50 percent senior notes due 2011. Net proceeds from the sale were approximately $337 million. CMS Energy used the net proceeds to reduce borrowings under the Senior Credit Facilities and for general corporate purposes.

                                      CMS-65

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CONSUMERS

     LONG-TERM FINANCINGS: In September 2001, Consumers sold $350 million aggregate principal amount of 6.25 percent senior notes, maturing in September 2006. Net proceeds from the sale were $347 million. Consumers used the net proceeds to reduce borrowings on various lines of credit and on a revolving credit facility.

     In November 2001, Consumers Funding LLC, a special purpose subsidiary of Consumers, issued $469 million of Securitization Bonds, Series 2001-1. The Securitization Bonds mature at different times over a period of up to 14 years and have a weighted average interest rate of 5.3 percent.

     In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003.

     FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

     OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 2.8 percent at December 31, 2001.

PANHANDLE

     In December 2001, Panhandle entered into a transaction that created CMS Trunkline LNG Holdings, LLC which now owns 100 percent of Trunkline LNG. LNG Holdings is now jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. This transaction monetized the value of Trunkline LNG and the value created by the 22-year BG contract. As part of this monetization transaction, Panhandle received proceeds of approximately $310 million, of which $75 million was in the form of 7.25% senior notes, due 2006, payable to LNG Holdings. The remainder of the proceeds was used to retire $189 million of senior notes with various maturity dates. In addition, Panhandle recorded a deferred credit of $183 million on the balance sheet at December 31, 2001, which represents a commitment by Panhandle to reinvest the proceeds to finance the LNG expansion project. Due to Panhandle's lack of control over LNG Holdings, LNG Holdings is not consolidated in the financial statements of Panhandle and thus, the debt of LNG Holdings is not on Panhandle's balance sheet at December 31, 2001.

CMS OIL AND GAS

     CMS Oil and Gas has a $150 million floating rate revolving credit facility that matures in May 2002. At December 31, 2001, the amount utilized under the credit facility was $110 million, with another $5 million securing a letter of credit. CMS Oil and Gas used the proceeds from the Equatorial Guinea sale to repay outstanding borrowings on January 3, 2002.

                                      CMS-66

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8: CAPITALIZATION

CMS ENERGY

     The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

     In February 2000, the Board of Directors approved a stock repurchase program whereby CMS Energy could reacquire up to 10 million shares of CMS Energy Common Stock. From February through April 2000, CMS Energy repurchased approximately 6.6 million shares for $129 million. In September 2001, CMS Energy repurchased 232,000 shares for approximately $5 million. CMS Energy does not anticipate the repurchase of any significant shares in the near term while attempting to strengthen its balance sheet.

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

     In October 2000, CMS Energy sold 11 million new shares of CMS Energy Common Stock and used the net proceeds of approximately $305 million primarily to repay borrowings under the Senior Credit Facility. CMS Energy used the remaining amounts to repay various lines of credit.

     In February 2001, CMS Energy sold 10 million shares of CMS Energy Common Stock. CMS Energy used the net proceeds of approximately $296 million to repay borrowings under the Senior Credit Facilities.

     COMPANY-OBLIGATED PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing Trust Preferred Securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the Trust Preferred Security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                   AMOUNT
CMS ENERGY                                                       OUTSTANDING
TRUST AND SECURITIES                                             -----------               EARLIEST
DECEMBER 31                                         RATE(%)      2001   2000   MATURITY   REDEMPTION
--------------------                                -------      ----   ----   --------   ----------
                                                                      IN MILLIONS
CMS Energy Trust I(a).............................   7.75        $173   $173     2027        2001
CMS Energy Trust II(b)............................   8.75         301    301     2004          --
CMS Energy Trust III(c)...........................   7.25         220    220     2004          --
                                                                 ----   ----
Total Amount Outstanding..........................               $694   $694
                                                                 ====   ====

-------------------------
(a)  Represents Quarterly Income Preferred Securities that are convertible into
     1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). CMS Energy may cause conversion rights to expire on or after July 2001.

                                      CMS-67

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                   AMOUNT
CONSUMERS ENERGY COMPANY                                         OUTSTANDING
TRUST AND SECURITIES                                             -----------               EARLIEST
DECEMBER 31                                         RATE(%)      2001   2000   MATURITY   REDEMPTION
------------------------                            -------      ----   ----   --------   ----------
                                                                      IN MILLIONS
Consumers Power Company Financing I, Trust
  Originated Preferred Securities.................   8.36        $100   $100     2015        2000
Consumers Energy Company Financing II, Trust
  Originated Preferred Securities.................   8.20         120    120     2027        2002
Consumers Energy Company Financing III, Trust
  Originated Preferred Securities.................   9.25         175    175     2029        2004
Consumers Energy Company Financing IV, Trust
  Preferred Securities............................   9.00         125     --     2031        2006
                                                                 ----   ----
Total Amount Outstanding..........................               $520   $395
                                                                 ====   ====

     In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Obligated Preferred Securities by $30 million.

     OTHER: Under its most restrictive debt covenant, CMS Energy could pay $729 million in common dividends at December 31, 2001.

CONSUMERS

     Under the provisions of its Articles of Incorporation, Consumers had $233 million of unrestricted retained earnings available to pay common dividends at December 31, 2001. In January 2002, Consumers declared a $55 million common dividend which was paid in February 2002.

                                      CMS-68

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9: EARNINGS PER SHARE AND DIVIDENDS

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

COMPUTATION OF EARNINGS PER SHARE:

                                                                 2001           2000           1999
                                                                 ----           ----           ----
                                                                IN MILLIONS, EXCEPT PER SHARE AMOUNTS
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income.....................................    $ (545)        $   36         $  277
                                                                ======         ======         ======
CMS Energy:
  Net Income Attributable to Common Stocks -- Basic.........    $ (545)(f)     $   36(e)      $  241(a)
  Add conversion of 7.75% Trust Preferred Securities (net of
     tax)...................................................        --(c)          --(c)           9
                                                                ------         ------         ------
  Net Income Attributable to Common Stocks -- Diluted.......    $ (545)        $   36         $  250(a)
                                                                ======         ======         ======
Class G:
  Basic and Diluted.........................................    $   --         $   --         $   36(a)(b)
                                                                ======         ======         ======
AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC AND
  DILUTED EPS
CMS Energy:
  Average Shares -- Basic...................................     130.8          113.1          110.1
  Add conversion of 7.75% Trust Preferred Securities........        --(c)          --(c)         4.3
  Stock options.............................................        --(d)          --(d)         0.3
                                                                ------         ------         ------
  Average Shares -- Diluted.................................     130.8          113.1          114.7
                                                                ======         ======         ======
Class G:
  Average Shares Basic and Diluted..........................        --             --            8.6(b)
                                                                ======         ======         ======
EARNINGS PER AVERAGE COMMON SHARE
CMS Energy:
  Basic.....................................................    $(4.17)(f)     $ 0.32(e)      $ 2.18(a)
  Diluted...................................................    $(4.17)(f)     $ 0.32(e)      $ 2.17(a)
                                                                ======         ======         ======
Class G:
  Basic and Diluted.........................................    $   --         $   --         $ 4.21(a)(b)
                                                                ======         ======         ======

-------------------------
(a) Reflects the reallocation of net income and earnings per share as a result of the premium on exchange of Class G Common Stock. As a result, CMS Energy's basic and diluted earnings per share were reduced $.26 and $.25, respectively, and Class G's basic and diluted earnings per share were increased $3.31.

(b)  From January 1, 1999 to October 25, 1999.

(c) The effects of converting the 7.75% Trust Preferred Securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(d) Shares of outstanding stock options were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(e) Includes the cumulative effect of accounting change for exploration and production inventories, which decreased net income by $5 million, or $.04 per basic and diluted share of CMS Energy Common Stock.

(f) Includes the cumulative effect of accounting change for purchased power options, extraordinary item, and discontinued operations, which decreased net income by $11 million, or $0.09 per basic and diluted share,

                                      CMS-69

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     $18 million, or $0.14 per basic and diluted share, and $185 million, or $1.41 per basic and diluted share, respectively.

     On October 25, 1999, CMS Energy exchanged approximately 6.1 million shares of CMS Energy Common Stock for all of the approximately 8.7 million issued and outstanding shares of Class G Common Stock in a tax-free exchange for United States federal income tax purposes. Earnings per share attributable to all classes of Common Stock from January 1, 1999 to October 25, 1999 reflect the performance of the gas distribution, storage and transportation business currently conducted by Consumers Gas Group. The allocation of earnings attributable to each class of Common Stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

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

     In February, May, August and November 2001, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In February 2002, CMS Energy paid a quarterly dividend of $.365 per share on CMS Energy Common Stock.

10: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

     The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments and to exploit the presence of internal hedge opportunities that exist among its diversified business segments. CMS Energy, on behalf of its regulated and non-regulated subsidiaries, utilizes a variety of derivative instruments for both trading and non-trading purposes and executes these transactions with external parties through its marketing subsidiary, CMS MST. These derivative instruments include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit mitigation programs including, among other things, using publicly available credit ratings of such counterparties, internally developed statistical models for credit scoring and use of internal hedging programs to minimize exposure to external counterparties. No material nonperformance is expected.

     COMMODITY DERIVATIVES: Prior to January 1, 2001, CMS Energy accounted for its non-trading commodity contracts as hedges and deferred any changes in the market value and gains/losses resulting from settlements until the hedged transaction was completed. As of January 1, 2001, commodity contracts are now accounted for in accordance with the requirements of SFAS No. 133, as amended and interpreted, and may or may not qualify for hedge accounting treatment depending on the characteristics of each contract.

     Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers
                                      CMS-70

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

evaluated its option and option-like contracts and determined that the majority of these contracts qualified for the normal purchase exception of SFAS No. 133; however, certain electric call option contracts were required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the current fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

     In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amends the criteria to be used to determine if derivative accounting is required. Consumers reevaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the current fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occur, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power supply. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, for the year ended December 31, 2001, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness. These contracts expired in December 2001.

     CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines that limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. CMS MST's trading activities are accounted for under the mark-to-market method of accounting. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts; current-period changes from newly originated transactions and the impact of price movements. Changes in fair values are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively
                                      CMS-71

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

     In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties, CMS Energy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When applicable, CMS Energy employs standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

     At December 31, 2001, CMS MST has recorded a net asset of $108 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For 2001 and 2000, CMS MST reflected $61 million and $8 million, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.

     The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of December 31, 2001.

                                                              IN MILLIONS
Fair value of contracts outstanding as of December 31,
  2000......................................................     $ 16
Contracts realized or otherwise settled during the
  period(a).................................................       (6)
Fair value of new contracts when entered into during the
  period....................................................       52
Changes in fair value attributable to changes in valuation
  techniques and assumptions................................       12
Other changes in fair value(b)..............................       34
                                                                 ----
Fair value of contracts outstanding as of December 31,
  2001......................................................     $108
                                                                 ====

                                                 FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2001
                               --------------------------------------------------------------------------------
                                 TOTAL       MATURITY LESS      MATURITY        MATURITY         MATURITY IN
SOURCE OF FAIR VALUE           FAIR VALUE     THAN 1 YEAR     1 TO 3 YEARS    4 TO 5 YEARS    EXCESS OF 5 YEARS
--------------------           ----------    -------------    ------------    ------------    -----------------
                                                                 IN MILLIONS
Prices actively quoted.......     $ 59            $32             $21             $ 5                $ 1
Prices provided by other
  external sources...........       17              1               4               9                  3
Prices based on models and
  other valuation methods....       32              3              11              11                  7
                                  ----            ---             ---             ---                ---
Total........................     $108            $36             $36             $25                $11
                                  ====            ===             ===             ===                ===

-------------------------
(a) Reflects value of contracts, included in December 31, 2000 values, that expired during 2001.

(b) Reflects changes in price and net increase/decrease in size of forward positions as well as changes to mark-to-market reserve accounts.

     FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and

                                      CMS-72

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of December 31, 2001, these swaps had a negative fair value of $11 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis. No ineffectiveness was recognized during 2001 under the requirements of SFAS No. 133.

     Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of December 31, 2001 and 2000, the weighted average interest rate associated with outstanding swaps was approximately 5.9 percent and 6.8 percent, respectively.

FLOATING TO FIXED                                    NOTIONAL    MATURITY     FAIR     UNREALIZED
INTEREST RATE SWAPS                                   AMOUNT       DATE       VALUE    GAIN (LOSS)
-------------------                                  --------    --------     -----    -----------
                                                                                  IN MILLIONS
December 31, 2001..................................   $  295     2002-2006    $(11)        $(2)
December 31, 2000..................................   $1,086     2001-2006    $ (9)        $(9)

     FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. The outstanding swaps as of December 31, 2001, had a negative fair value of $1 million that were recognized on the consolidated balance sheets as a derivative liability. No ineffectiveness was recognized during 2001 under the requirements of SFAS No. 133.

     Amortization of gains on swaps that were terminated in 2001 was approximately $1 million that was recorded as an adjustment to interest expense.

     Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of December 31, 2001, the weighted average interest rate associated with outstanding debt was approximately 7.5 percent.

FIXED TO FLOATING                                       NOTIONAL      MATURITY       FAIR       UNREALIZED
INTEREST RATE SWAPS                                      AMOUNT         DATE         VALUE      GAIN (LOSS)
-------------------                                     --------      --------       -----      -----------
                                                                                          IN MILLIONS
December 31, 2001...................................      $200        2004-2005      $ (1)         $ (1)
December 31, 2000...................................        --               --        --            --

     FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at December 31, 2001 and 2000 was $1 million and $10 million, respectively; representing the amount CMS Energy would pay upon settlement.

     Foreign exchange contracts outstanding as of December 31, 2001 had a total notional amount of $50 million related to investments in Brazil. The Brazilian contracts mature during 2002 and have a weighted average transaction rate of approximately 2.58 Brazilian real to the U.S. Dollar.

                                      CMS-73

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The notional amount of the outstanding foreign exchange contracts at December 31, 2000 was $546 million consisting of $21 million, $75 million, and $450 million for Australian, Brazilian and Argentine, respectively. All of these contracts have expired.

     FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.

                                                               YEARS ENDED DECEMBER 31
                                   --------------------------------------------------------------------------------
                                                   2001                                       2000
                                   -------------------------------------      -------------------------------------
                                   CARRYING       FAIR       UNREALIZED       CARRYING       FAIR       UNREALIZED
                                     COST        VALUE       GAIN (LOSS)        COST        VALUE       GAIN (LOSS)
                                   --------      -----       -----------      --------      -----       -----------
                                                                     IN MILLIONS
Long-Term Debt(a)..............     $6,923       $6,770         $(153)         $6,770       $6,567         $(203)
Preferred Stock and Trust
  Preferred Securities.........      1,258        1,169           (89)          1,133        1,083           (50)

Available-for-Sale Securities:
Nuclear Decommissioning(b).....     $  467       $  581         $ 114          $  480       $  611         $ 131
SERP...........................         52           56             4              50           59             9

Trading Securities:
  Investments..................     $    3       $    7         $   4          $    4       $    9         $   5

-------------------------
(a)  Settlement of long-term debt is generally not expected until maturity.

(b) Unrealized gains and losses on nuclear decommissioning investments are classified in accumulated depreciation.

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

                                      CMS-74

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     CMS Energy used ITC to reduce current income taxes payable, and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that CMS Energy can carry-forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                 YEARS ENDED DECEMBER 31
                                                                -------------------------
                                                                2001       2000      1999
                                                                ----       ----      ----
                                                                       IN MILLIONS
Current income taxes
  Federal and other.........................................    $(231)     $ 24      $40
  State and local...........................................        7         4        2
  Foreign...................................................       (3)       45       12
                                                                -----      ----      ---
                                                                 (227)       73       54
Deferred income taxes
  Federal...................................................      102(a)    (48)(b)   21
  State.....................................................        3        11        4
  Foreign...................................................       29        30       (6)
                                                                -----      ----      ---
                                                                  134        (7)      19
Deferred ITC, net...........................................       (8)       (8)      (9)
                                                                -----      ----      ---
                                                                $(101)     $ 58      $64
                                                                =====      ====      ===

-------------------------
(a) Includes ($12) million for 2001 discontinued operations and losses on disposition of discontinued operations, ($10) million for extraordinary item, and ($6) million for change in derivative accounting.

(b) Includes $(2) million for 2000 change in exploration and production inventory accounting.

     The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                   IN MILLIONS
Property....................................................    $  (817)   $  (714)
Securitization costs........................................       (194)      (185)
Unconsolidated investments..................................       (101)      (112)
Postretirement benefits.....................................        (76)       (88)
Abandoned Midland project...................................         (4)        (8)
Employee benefit obligations (includes postretirement
  benefits of $106 and $129)................................        134        174
AMT carryforward............................................        182        136
Power purchases.............................................         64         24
Regulatory liabilities......................................        105         86
Other.......................................................        (61)       (18)
                                                                -------    -------
                                                                $  (768)   $  (705)
Valuation allowances........................................        (57)        (5)
                                                                -------    -------
                                                                $  (824)   $  (710)
                                                                =======    =======
Gross deferred tax liabilities..............................    $(1,379)   $(1,734)
Gross deferred tax assets...................................        555      1,024
                                                                -------    -------
                                                                $  (824)   $  (710)
                                                                =======    =======

                                      CMS-75

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  --------------------------
                                                                  2001       2000       1999
                                                                  ----       ----       ----
                                                                         IN MILLIONS
Consolidated net income before preferred dividends
  Domestic..................................................      $(326)     $ 208      $187
  Foreign...................................................       (217)      (170)       96
                                                                  -----      -----      ----
                                                                   (543)        38       283
Income tax expense..........................................       (101)(a)     58(a)     64
                                                                   (644)        96       347
Statutory federal income tax rate...........................       x 35%      x 35%     x 35%
                                                                  -----      -----      ----
Expected income tax expense.................................       (225)        34       121
Increase (decrease) in taxes from:
Capitalized overheads previously flowed through.............          2          5         5
Differences in book and tax depreciation not previously
  deferred..................................................         21         22        19
Impact of foreign taxes, tax rates and credits..............         37         24        15
Write-off of Loy Yang and Nitrotec Investments..............         --         53        (6)
Asset sales.................................................         --         (5)       --
Discontinued operations.....................................         26         --        --
Undistributed earnings of international subsidiaries........        (55)       (67)      (45)
Repatriated earnings of international subsidiaries..........         44          1         1
ITC amortization/adjustments................................         (8)        (8)       (8)
Section 29 fuel tax credits.................................         --         (3)      (12)
Valuation allowances, net...................................         52         --       (10)(b)
State and Local income taxes, net of federal benefit........          6         11         5
Reversal of income tax accruals.............................         (2)        (9)      (21)
Other, net..................................................          1         --        --
                                                                  -----      -----      ----
                                                                  $(101)     $  58      $ 64
                                                                  =====      =====      ====
Effective tax rate..........................................       15.7%      60.4%     18.4%

-------------------------
(a) Includes ($12) million for 2001 discontinued operations and losses on disposition of discontinued operations, ($10) million for 2001 extraordinary item, ($6) million for 2001 change in derivative accounting and ($2) million for 2000 change in property tax accounting.

(b)  Benefit realization of preacquisition carryforwards (1998).

12: EXECUTIVE INCENTIVE COMPENSATION

     Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock as well as stock options and stock appreciation rights relating to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded

                                      CMS-76

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the plan. At December 31, 2001, awards of up to 2,321,094 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2001, 608,438 of the 787,985 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

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

                                                             RESTRICTED
                                                               STOCK                  OPTIONS
                                                             ----------    -----------------------------
                                                               NUMBER       NUMBER      WEIGHTED-AVERAGE
                                                             OF SHARES     OF SHARES     EXERCISE PRICE
                                                             ---------     ---------    ----------------
CMS ENERGY COMMON STOCK:
Outstanding at January 1, 1999...........................      861,744     1,709,792         $32.07
  Granted................................................      284,364     1,137,912         $39.23
  Converted from Class G.................................        6,060        19,503         $32.62
  Exercised or Issued....................................     (172,916)     (258,267)        $29.44
  Forfeited..............................................      (95,123)           --             --
  Expired................................................           --       (78,900)        $39.58
                                                              --------     ---------         ------
Outstanding at December 31, 1999.........................      884,129     2,530,040         $35.33
  Granted................................................      246,250       878,630         $17.96
  Exercised or Issued....................................     (134,173)     (185,600)        $17.36
  Forfeited..............................................     (209,779)           --             --
  Expired................................................           --      (164,884)        $34.58
                                                              --------     ---------         ------
Outstanding at December 31, 2000.........................      786,427     3,058,186         $31.47
  Granted................................................      266,500     1,036,000         $30.21
  Exercised or Issued....................................      (82,765)     (150,174)        $19.11
  Forfeited..............................................     (182,177)           --             --
  Expired................................................           --       (31,832)        $35.10
                                                              --------     ---------         ------
Outstanding at December 31, 2001.........................      787,985     3,912,180         $31.58
                                                              ========     =========         ======

                                      CMS-77

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                            NUMBER OF       WEIGHTED-         WEIGHTED-
                                                             SHARES          AVERAGE           AVERAGE
                                                           OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
               Range of Exercise Prices                    -----------    --------------    --------------
CMS ENERGY COMMON STOCK:
$17.00 -- $22.69.......................................       799,146       7.09 years          $18.21
$22.78 -- $30.63.......................................       615,576       5.23 years          $28.10
$31.04 -- $31.04.......................................       805,000       9.22 years          $31.04
$33.11 -- $39.06.......................................     1,118,552       7.11 years          $37.79
$41.44 -- $44.06.......................................       573,906       6.92 years          $42.60
$17.00 -- $44.06.......................................     3,912,180       7.21 years          $31.58

     The weighted average fair value of options granted for CMS Energy Common Stock was $6.43 in 2001, $2.04 in 2000, and $5.93 in 1999. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
CMS ENERGY COMMON STOCK OPTIONS
Risk-free interest rate.....................................     4.77%      6.56%      5.65%
Expected stock-price volatility.............................    30.59%     27.25%     16.81%
Expected dividend rate......................................    $.365      $.365      $.365
Expected option life (years)................................      4.2        4.1        4.5

     CMS Energy applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The net compensation cost charged against income for restricted stock was $1 million in 2001, $2 million in 2000, and $12 million in 1999. If compensation cost for stock options had been determined in accordance with SFAS No. 123, CMS Energy's consolidated net income and earnings per share would have been as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  PRO FORMA        AS REPORTED
                                                                --------------    --------------
                                                                 2000     2001     2000     2001
                                                                 ----     ----     ----     ----
                                                                    IN MILLIONS, EXCEPT PER
                                                                         SHARE AMOUNTS
Consolidated Net Income.....................................    $ (549)   $ 35    $ (545)   $ 36
Earnings Per Average Common Share
     Basic..................................................     (4.20)    .31     (4.17)    .32
     Diluted................................................     (4.20)    .31     (4.17)    .32

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

                                      CMS-78

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Weighted-Average Assumptions:

                                                                     YEARS ENDED DECEMBER 31
                                                      ------------------------------------------------------
                                                           PENSION & SERP                     OPEB
                                                      ------------------------      ------------------------
                                                      2001      2000      1999      2001      2000      1999
                                                      ----      ----      ----      ----      ----      ----
Discount rate.....................................    7.25%     7.75%     7.75%     7.25%     7.75%     7.75%
Expected long-term rate of return on plan
  assets:.........................................    9.75%     9.75%     9.25%
  Union...........................................      --        --        --      9.75%     9.75%     7.00%
  Non-Union.......................................      --        --        --      6.00%     6.00%     7.00%
Rate of compensation increase:
  Pension -- to age 45............................    5.25%     5.25%     5.25%
          -- age 45 to assumed retirement.........    3.75%     3.75%     3.75%
SERP..............................................    5.50%     5.50%     5.50%

     Retiree health care costs at December 31, 2001 are based on the assumption that costs would increase 7.5 percent in 2001 with a gradual decrease to 5.5 percent in 2009 and thereafter.

     Net Pension Plan, SERP and OPEB costs consist of:

                                                                     YEARS ENDED DECEMBER 31
                                                           --------------------------------------------
                                                              PENSION & SERP               OPEB
                                                           --------------------    --------------------
                                                           2001    2000    1999    2001    2000    1999
                                                           ----    ----    ----    ----    ----    ----
                                                                           IN MILLIONS
Service cost...........................................    $ 39    $ 33    $ 34    $ 16    $ 14    $ 15
Interest expense.......................................      88      82      71      62      56      47
Expected return on plan assets.........................     (98)    (92)    (84)    (41)    (35)    (24)
Amortization of:
  Prior service cost...................................       8       6       4      (1)     --      --
  Net transition (asset) obligation....................      (5)     (5)     (5)     --      --      --
  Other................................................      (1)     (2)     --       1      (2)     (1)
Ad hoc retiree increase................................      --      --       3      --      --      --
                                                           ----    ----    ----    ----    ----    ----
Net periodic benefit cost..............................    $ 31    $ 22    $ 23    $ 37    $ 33    $ 37
                                                           ====    ====    ====    ====    ====    ====

     The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost components........         $ 13             $ (11)
Effect on accumulated postretirement benefit obligation.....          133              (111)

                                      CMS-79

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:

                                                  PENSION PLAN              SERP                 OPEB
                                               ------------------      --------------      ----------------
                                                2001        2000       2001      2000      2001       2000
                                                ----        ----       ----      ----      ----       ----
                                                                       IN MILLIONS
Benefit obligation, January 1................  $1,081      $  971      $ 58      $ 53      $ 815      $ 736
Service cost.................................      36          30         3         3         16         14
Interest cost................................      83          78         5         4         62         56
Plan amendments..............................      --          54        --        --        (17)        --
Actuarial loss (gain)........................      96          25         8        (1)       116         44
Benefits paid................................    (101)        (77)       (1)       (1)       (36)       (35)
                                               ------      ------      ----      ----      -----      -----
Benefit obligation, December 31..............  $1,195      $1,081      $ 73      $ 58      $ 956      $ 815
                                               ------      ------      ----      ----      -----      -----
Plan assets at fair value, January 1.........  $  994      $1,094      $ --      $ --      $ 473      $ 432
Actual return on plan assets.................    (113)        (23)       --        --        (21)       (16)
Company contribution.........................      65          --         1         1         57         57
Business combinations........................      --          --        --        --         --         --
Actual benefits paid.........................    (101)        (77)       (1)       (1)        (1)        --
                                               ------      ------      ----      ----      -----      -----
Plan assets at fair value, December 31.......  $  845(a)   $  994(a)   $ --      $ --      $ 508      $ 473
                                               ------      ------      ----      ----      -----      -----
Benefit obligation less than (in excess of)
  plan assets................................  $ (350)     $  (87)     $(73)     $(58)     $(448)     $(342)
Unrecognized:
  Net (gain) loss from experience different
     than assumed............................     235         (71)       12         4        197         20
  Prior service cost.........................      68          76         1         1        (16)        --
  Net transition (asset).....................      --          (5)       --        --         --         --
  Other......................................      (7)         (9)       --        --         --         --
                                               ------      ------      ----      ----      -----      -----
Recorded liability...........................  $  (54)     $  (96)     $(60)     $(53)     $(267)     $(322)
                                               ======      ======      ====      ====      =====      =====

-------------------------
(a) Primarily stocks and bonds, including $126 million in 2001 and $166 million in 2000 of CMS Energy Common Stock.

     SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2001 and 2000, trust assets were $56 million and $59 million, respectively, and were classified as other noncurrent assets. The accumulated benefit obligation for SERP was $45 million in 2001 and $39 million in 2000.

     Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $26 million in 2001, $24 million in 2000 and $20 million in 1999.

     Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

     CMS Energy and its subsidiaries adopted SFAS No. 106, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 2, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

                                      CMS-80

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14: LEASES

     CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, and buildings. In November 2001, Consumers' nuclear fuel capital leasing arrangement expired upon mutual agreement by the lessor and Consumers. At termination of the lease, Consumers paid the lessor $48 million, which was the lessor's remaining investment at that time. Consumers has both full-service and net leases, the latter of which requires Consumers to pay for taxes, maintenance, operating costs, and insurance.

     Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 2001 were:

                                                              CAPITAL     OPERATING
                                                              LEASES       LEASES
                                                              -------     ---------
                                                                   IN MILLIONS
2002........................................................    $21         $ 33
2003........................................................     17           30
2004........................................................     13           28
2005........................................................     12           25
2006........................................................     11           22
2007 and thereafter.........................................     12          116
                                                                ---         ----
Total minimum lease payments................................     86         $254
                                                                            ====
Less imputed interest.......................................     12
                                                                ---
Present value of net minimum lease payments.................     74
Less current portion........................................     14
                                                                ---
Noncurrent portion..........................................    $60
                                                                ===

     Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. For the years ended December 31, 2001, 2000, and 1999, operating lease charges, including charges to clearing and other accounts, were $30 million, $34 million, and $35 million, respectively.

     For the years ended December 31, 2001, 2000 and 1999, capital lease expenses were $30 million, $42 million and $42 million. Included in these amounts for the years ended 2001, 2000 and 1999 are nuclear fuel lease expenses of $9 million, $22 million and $23 million, respectively.

     In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the unlikely event of certain defaults. For several other remote events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at the inception of the lease, under this non-cancelable operating lease would be

                                      CMS-81

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $5 million each year from 2003 through 2007 and a total of $52 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

15: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                  NET         ACCUMULATED
                                                               INVESTMENT     DEPRECIATION
                                                              ------------    ------------
DECEMBER 31                                                   2001    2000    2001    2000
-----------                                                   ----    ----    ----    ----
                                                                      IN MILLIONS
Campbell Unit 3 -- 93.3 percent.............................  $279    $291    $312    $299
Ludington -- 51 percent.....................................    76     100      88     105
Transmission facilities -- various..........................    37      31      40      17
Distribution lines -- various...............................    10       0       0       0

16: REPORTABLE SEGMENTS

     CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission; and marketing, services and trading.

     CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the pretax operating income of each segment, excluding the effects of the loss contracts and reduced asset valuations, as shown in Note 4. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. The oil and gas exploration and production segment conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Powder River Basin in Wyoming and in the countries of Cameroon, Colombia, Congo, Tunisia and Venezuela. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. Revenues from a land development business fall below the quantitative thresholds for reporting and have never met any of the quantitative thresholds for determining reportable segments.

     The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in

                                      CMS-82

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated pretax operating income by segment. Other financial data for reportable segments and geographic area are as follows:

REPORTABLE SEGMENTS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                         IN MILLIONS
Depreciation, Depletion and Amortization
  Electric utility..........................................    $   219    $   311    $   315
  Gas utility...............................................        118        113        107
  Natural gas transmission..................................        100         91         68
  Independent power production..............................         34         44         35
  Oil and gas exploration and production....................         48         37         44
  Marketing, services and trading...........................          6          5          3
  Other.....................................................          5          4          3
                                                                -------    -------    -------
                                                                $   530    $   605    $   575
                                                                =======    =======    =======
Identifiable Assets
  Electric utility(a).......................................    $ 5,454    $ 5,231    $ 4,675
  Gas utility(a)............................................      2,197      1,780      1,731
  Natural gas transmission..................................      3,727      3,836      3,526
  Independent power production..............................      2,673      2,753      3,076
  Oil and gas exploration and production....................        761        636        659
  Marketing, services and trading...........................      1,625      2,032        367
  Other.....................................................        665        983      1,428
                                                                -------    -------    -------
                                                                $17,102    $17,251    $15,462
                                                                =======    =======    =======
Capital Expenditures(b)
  Electric utility..........................................    $   623    $   430    $   385
  Gas utility...............................................        145        120        120
  Natural gas transmission..................................        271        276      2,216
  Independent power production..............................        147        452        392
  Oil and gas exploration and production....................        219        141        151
  Marketing, services and trading...........................          9         11         42
  Other.....................................................         44         67         99
                                                                -------    -------    -------
                                                                $ 1,458    $ 1,497    $ 3,405
                                                                =======    =======    =======
Investments in Equity Method Investees
  Natural gas transmission..................................    $   501    $   436    $   369
  Independent power production..............................      1,271      1,459      1,437
  Marketing, services and trading...........................         29         32         27
  Other.....................................................         94         89        163
                                                                -------    -------    -------
                                                                $ 1,895    $ 2,016    $ 1,996
                                                                =======    =======    =======

                                      CMS-83

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                         IN MILLIONS
Earnings from Equity Method Investees(c)
  Natural gas transmission..................................    $     2    $    24    $    20
  Independent power production..............................        157        166        119
  Marketing, services and trading...........................         12          9          3
  Other.....................................................          4          4          6
                                                                -------    -------    -------
                                                                $   175    $   203    $   148
                                                                =======    =======    =======

Geographic Areas(d)

                                                                              PRETAX
                                                                OPERATING    OPERATING    IDENTIFIABLE
                                                                 REVENUE      INCOME         ASSETS
                                                                ---------    ---------    ------------
2001
  United States.............................................     $9,100        $272         $14,441
  International.............................................        497          29           2,661
2000
  United States.............................................     $8,218        $780         $13,992
  International.............................................        521         (77)          3,259
1999
  United States.............................................     $5,560        $740         $11,699
  International.............................................        366         151           3,763

-------------------------
(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes electric restructuring implementation plan, capital leases for nuclear fuel, purchase of nuclear fuel and other assets and electric DSM costs. Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(c) These amounts are included in operating revenue in the Consolidated Statements of Income.

(d)  Revenues are attributed to countries based on location of customers.

17. EQUITY METHOD INVESTMENTS

     Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method in accordance with APB Opinion No. 18. In 2001, 2000 and 1999 consolidated net income included distributions in excess of (less than) earnings of $57 million, $(171) million and $(45) million, respectively, from these investments. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar. CMS Energy's investment in Loy Yang met the test of a significant subsidiary in prior years but was not reported separately in 2001 as a result of the write-off of the investment in the fourth quarter of 2000. Summarized combined financial information of CMS Energy's equity method investments follows with the exception of the MCV Partnership that is disclosed separately in Note 18, Summarized Financial Information of Significant Related Energy Supplier.

                                      CMS-84

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Statement Data

                                                                      YEARS ENDED DECEMBER 31
                                                       -----------------------------------------------------
                                                                               2001
                                                       -----------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS      TOTAL
                                                       -----------      --------      ----------      -----
                                                                            IN MILLIONS
Operating revenue..................................       $326            $ --          $3,911        $4,237
Operating expenses.................................        132              --           3,364         3,496
                                                          ----            ----          ------        ------
Operating income...................................        194              --             547           741
Other expense, net.................................         49              --             326           375
                                                          ----            ----          ------        ------
Net income.........................................       $145            $ --          $  221        $  366
                                                          ====            ====          ======        ======

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

                                      CMS-85

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Data

                                                                           AS OF DECEMBER 31
                                                        -------------------------------------------------------
                                                                                 2001
                                                        -------------------------------------------------------
                                                        JORF LASFAR      LOY YANG      ALL OTHERS        TOTAL
                                                        -----------      --------      ----------        -----
                                                                              IN MILLIONS
Assets
  Current assets..................................        $  164          $   --         $1,036         $ 1,200
  Property, plant and equipment, net..............            13              --          5,175           5,188
  Goodwill, net...................................            --              --             --              --
  Other assets....................................         2,482              --          2,167           4,649
                                                          ------          ------         ------         -------
                                                          $2,659          $   --         $8,378         $11,037
                                                          ======          ======         ======         =======
Liabilities and Equity
  Current liabilities.............................        $  173          $   --         $  795         $   968
  Long-term debt and other noncurrent
     liabilities..................................         1,949              --          4,647           6,596
  Equity..........................................           537              --          2,936           3,473
                                                          ------          ------         ------         -------
                                                          $2,659          $   --         $8,378         $11,037
                                                          ======          ======         ======         =======

                                                                                2000
                                                       -------------------------------------------------------
                                                       JORF LASFAR      LOY YANG      ALL OTHERS        TOTAL
                                                       -----------      --------      ----------        -----
Assets
  Current assets...................................      $  145          $  100         $  725         $   970
  Property, plant and equipment, net...............         834           2,601          4,836           8,271
  Other assets.....................................       1,499              27          2,089           3,615
                                                         ------          ------         ------         -------
                                                         $2,478          $2,728         $7,650         $12,856
                                                         ======          ======         ======         =======
Liabilities and Equity
  Current liabilities..............................      $   49          $  106         $  952         $ 1,107
  Long-term debt and other noncurrent
     liabilities...................................       2,144           1,936          3,832           7,912
  Equity...........................................         285             686          2,866           3,837
                                                         ------          ------         ------         -------
                                                         $2,478          $2,728         $7,650         $12,856
                                                         ======          ======         ======         =======

18: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 5, Consumers' 2001 obligation to purchase electric capacity from the MCV Partnership provided 15.3 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                      IN MILLIONS
Operating revenue(a)........................................    $611      $604      $617
Operating expenses..........................................     453       392       401
                                                                ----      ----      ----
Operating income............................................     158       212       216
Other expense, net..........................................     110       122       136
                                                                ----      ----      ----
Net income..................................................    $ 48      $ 90      $ 80
                                                                ====      ====      ====

                                      CMS-86

                             CMS ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEETS

                             DECEMBER 31
                           ---------------
                            2001     2000
                            ----     ----
                             IN MILLIONS
ASSETS
Current assets(b)........  $  341   $  429
Plant, net...............   1,610    1,671
Other assets.............     166      175
                           ------   ------
                           $2,117   $2,275
                           ======   ======

                             DECEMBER 31
                           ---------------
                            2001     2000
                            ----     ----
                             IN MILLIONS
LIABILITIES AND EQUITY
  Current liabilities....  $  320   $  316
  Noncurrent
     liabilities(c)......   1,245    1,431
  Partners' equity(d)....     552      528
                           ------   ------
                           $2,117   $2,275
                           ======   ======

-------------------------
(a) For 2001, 2000, and 1999, revenue from Consumers totaled $550 million, $569 million and $586 million, respectively.

(b) At December 31, 2001 and 2000, receivables from Consumers totaled $49 and $43 million, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2001 and 2000, the MCV Partnership owed lease obligations of $1.11 billion and $1.24 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2001 lease payments was $36 million and $54 million, respectively, and for the 2000 lease payments was $52 million and $67 million, respectively. As of December 31, 2001 and 2000 the lease payments service $597 million and $733 million in non-recourse debt outstanding, respectively, of the owner-trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2001 and 2000, the owner-trust made debt payments (including interest) of $217 million and $212 million, respectively. FMLP's earnings for 2001, 2000, and 1999 were $30 million, $30 million, and $24 million, respectively.

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

                                      CMS-87

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMS Energy Corporation:

     We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, CMS Energy Corporation changed its method of accounting for oil and gas exploration and production inventories and effective January 1, 2001, July 1, 2001 and December 31, 2001, CMS Energy Corporation changed its method of accounting related to derivatives and hedging activities in accordance with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and the related implementation guidance issued by the Derivatives Implementation Group and approved by the Financial Accounting Standards Board.

[ARTHUR ANDERSEN LLP SIG]

Detroit, Michigan,
March 22, 2002

                                      CMS-88

                             CMS ENERGY CORPORATION

                QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION

                                              2001 (UNAUDITED)
                                ---------------------------------------------
QUARTERS ENDED                   MARCH 31     JUNE 30     SEPT. 30    DEC. 31
--------------                   --------     -------     --------    -------
                                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue(a)(b).......    $2,859       $2,237      $2,150     $2,351
Pretax operating income
  (loss)(b)...................    $  329       $  254      $ (401)    $  119
Income (loss) from continuing
  operations(b)...............    $  109       $   53      $ (384)    $ (109)
Discontinued operations(c)....    $   --       $   --      $ (185)    $   --
Cumulative effect of change in
  accounting principles(c)....    $   --       $   --      $   --     $  (11)
Extraordinary item(c).........    $   --       $   --      $   --     $  (18)
Consolidated net income
  (loss)......................    $  109       $   53      $ (569)    $ (138)
Basic earnings (loss) per
  average common share(d):....    $ 0.87       $ 0.40      $(4.29)    $(1.03)
Diluted earnings (loss) per
  average common share(d):....    $ 0.85       $ 0.40      $(4.29)    $(1.03)
Dividends declared per common
  share:......................    $0.365       $0.365      $0.365     $0.365
Common stock prices(e)
    High......................    $31.44       $31.75      $28.37     $24.31
    Low.......................    $26.75       $27.68      $19.89     $20.00

                                              2000 (UNAUDITED)
                                ---------------------------------------------
QUARTERS ENDED                   MARCH 31     JUNE 30    SEPT. 30    DEC. 31
--------------                   --------     -------    --------    -------
                                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue(a)(b).......    $1,766      $1,531      $2,323      $3,119
Pretax operating income
  (loss)(b)...................    $  286      $  197      $  237      $  (17)
Income (loss) from continuing
  operations(b)...............    $   78      $   79      $   51      $ (170)
Discontinued operations(c)....    $    2      $   --      $    2      $   (1)
Cumulative effect of change in
  accounting principles(c)....    $   (5)     $   --      $   --      $   --
Extraordinary item(c).........    $   --      $   --      $   --      $   --
Consolidated net income
  (loss)......................    $   75      $   79      $   53      $ (171)
Basic earnings (loss) per
  average common share(d):....    $ 0.66      $ 0.72      $ 0.49      $(1.44)
Diluted earnings (loss) per
  average common share(d):....    $ 0.65      $ 0.71      $ 0.49      $(1.44)
Dividends declared per common
  share:......................    $0.365      $0.365      $0.365      $0.365
Common stock prices(e)
    High......................    $32.06      $23.69      $29.69      $32.25
    Low.......................    $16.06      $17.75      $22.06      $25.13

-------------------------
(a) First, second and third quarters of 2001 have been restated to reflect certain transactions on a net basis. See Note 2, Summary of Significant Accounting Policies and Other Matters, "Reclassifications."

(b) Certain amounts in 2001 and 2000 were restated to reflect discontinued operations of the International Energy Distribution segment. For further discussion, see Note 3, Discontinued Operations.

(c)  Net of tax.

(d) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.

(e)  Based on New York Stock Exchange -- Composite transactions.

                                      CMS-89

                            [CONSUMERS ENERGY LOGO]

                           2001 FINANCIAL STATEMENTS

                            CONSUMERS ENERGY COMPANY
                         SELECTED FINANCIAL INFORMATION

                                                               2001     2000     1999     1998     1997
                                                               ----     ----     ----     ----     ----
Operating revenue (in millions).....................    ($)    4,014    3,935    3,874    3,709    3,769
Net income (in millions) (Note 1 and 2).............    ($)      100      304      340      349      321
Net income available to common stockholder (in
  millions).........................................    ($)       57      268      313      312      284
Cash from operations (in millions)..................    ($)      517      468      791      637      761
Capital expenditures, excluding capital lease
  additions and DSM (in millions)...................    ($)      745      498      444      369      360
Total assets (in millions)..........................    ($)    8,306    7,773    7,170    7,163    6,949
Long-term debt, excluding current maturities (in
  millions).........................................    ($)    2,472    2,110    2,006    2,007    1,369
Non-current portion of capital leases (in
  millions).........................................    ($)       56       49       85      100       74
Total preferred stock (in millions).................    ($)       44       44       44      238      238
Total preferred securities (in millions)............    ($)      520      395      395      220      220
Number of preferred shareholders at year-end........           2,220    2,365    2,534    5,649    6,178
Book value per common share at year-end.............    ($)    21.99    24.09    23.87    21.94    20.38
Return on average common equity.....................    (%)      2.9     13.3     16.2     17.5     16.8
Return on average assets............................    (%)      2.8      5.7      6.4      6.6      6.2
Number of full-time equivalent employees at year-end
  Consumers.........................................           8,477    8,748    8,736    8,456    8,640
  Michigan Gas Storage..............................              62       57       63       65       66
ELECTRIC STATISTICS
  Sales (billions of kWh)...........................            39.6     41.0     41.0     40.0     37.9
  Customers (in thousands)..........................           1,712    1,691    1,665    1,640    1,617
  Average sales rate per kWh........................    (c)     6.65     6.56     6.54     6.50     6.57
GAS STATISTICS
  Sales and transportation deliveries (bcf).........             367      410      389      360      420
  Customers (in thousands)(a).......................           1,630    1,611    1,584    1,558    1,533
  Average sales rate per mcf........................    ($)     5.34     4.39     4.52     4.56     4.44

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

CRITICAL ACCOUNTING POLICIES

     The presentation of financial statements in accordance with generally accepted accounting principles requires the use of accounting methods that are often subject to judgment and the use of estimates and assumptions. Presented below, are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Application of these accounting policies can involve very complex judgments in the preparation of its financial statements. Accordingly, a different financial presentation could result if different judgments, estimates or assumptions are used.

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

     The recording of estimated liabilities for contingencies within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event and that amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities for the following significant events.

     ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     The EPA has issued regulations regarding ozone and particulate-related emissions that require some of Consumers' electric generating facilities to achieve lower emissions rates. These regulations will require Consumers to make capital expenditures estimated between $530 million and $570 million, calculated in year 2001 dollars. As of December 2001, Consumers has incurred $296 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2004.

     At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures may have a material adverse effect upon Consumers' financial condition and results of operations after 2004. For further information see Note 2, Uncertainties, "Electric Environmental Matters."

     GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers has estimated its costs related to further investigation and remedial action using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Environmental Matters."

     MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a partnership interest in the MCV Partnership, and a lessor interest in the MCV Facility.

     Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates and has recorded the estimated losses on this contract through 2007.

     Consumers' availability payments to the MCV Partnership is capped at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2002    2003    2004    2005    2006
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $37     $37     $36     $36     $36

     For further information see Note 2, Uncertainties "The Midland Cogeneration Venture" for additional detail.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS

     DERIVATIVE INSTRUMENTS: Consumers uses the criteria in SFAS No. 133 to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether a contract meets the criteria for derivative accounting are numerous and complex. As a result, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently.

     The types of contracts Consumers currently account for as derivative instruments are interest rate swaps and locks, certain electric call options, and gas fuel call options and swaps. Consumers does not account for electric capacity and energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

     If a contract must be accounted for as a derivative instrument, the contract is recorded as either an asset or a liability in the financial statements at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or other comprehensive income depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

     In order to value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by Consumers have been tested against market quotes to ensure consistency between model outputs and market quotes. At December 31, 2001, Consumers assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

     In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. For further information see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards," Note 2, Uncertainties, "Other Electric Uncertainties -- Derivative Activities," and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

     FINANCIAL INSTRUMENTS: Consumers accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities are classified as available-for-sale securities and are reported at fair value with any unrealized gains or losses resulting from changes in fair value excluded from earnings and reported in equity as part of other comprehensive income. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these instruments is determined from quoted market prices. For further information, see Note 5, Financial Instruments.

ACCOUNTING FOR LEASES

     Consumers uses SFAS No. 13 to account for any leases to which it may be a party. SFAS No. 13 classifies leases as either operating or capital depending upon certain criteria. Under an operating lease, payments are expensed as incurred, and there is no recognition of an asset or liability on the balance sheet. Capital leases require that an asset and liability be recorded on the balance sheet at the inception of the lease for the present value of the minimum lease payments required during the term of the lease.

     Accounting for leases using SFAS No. 13, and related statements, requires the use of assumptions and judgment to determine lease classification. This judgment includes evaluating a lease for the transfer of ownership at the end of the lease, provision for bargain purchase option, the lease term relative to the estimated economic life of the leased property, and the present value at the beginning of the lease term of the minimum lease payments. Considerable judgment is required for leases involving special purpose entities such as trusts, sales and leasebacks and when the lessee is involved in the construction of the property it will lease. Different financial presentations of leases could result if different judgment, estimates or assumptions are made.

     Consumers is party to a number of leases, the most significant are the leases associated with its new headquarters building and its railcar lease. For further information see Note 8, Leases.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

     Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

     Items that may normally be expensed for a non-regulated entity may be capitalized as regulatory assets if the actions of the regulator indicate that such expenses will be recovered in future rates charged to customers designed to recover such costs. Conversely, items that may normally be recognized as revenues for a non-regulated entity may be recorded as regulatory liabilities if the actions of the regulator indicate that such revenues will be required to be refunded to customers at a future time. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of December 31, 2001, Consumers had $1.130 billion recorded as regulatory assets and $291 million recorded as regulatory liabilities.

ACCOUNTING FOR PENSION AND OPEB

     Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For further information see Note 7, Retirement Benefits.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

     Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per a March 1999 MPSC order. A December 1999 MPSC order set the annual decommissioning surcharge for Palisades decommissioning at $6 million a year. Consumers estimates that at the time Palisades is fully decommissioned in year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. Earning assumptions are that the trust funds are invested in equities and fixed income investments, the trust funds will be converted to municipal bonds after decommissioning becomes fully funded, and that municipal bonds are converted to cash one year before expenditures are made. The Palisades and Big Rock trust funds are currently estimated to earn 7.1 percent and 5.7 percent, respectively, annually.

     The funds provided by the trusts are expected to fully fund the decommissioning costs, which have been developed, in part, by independent contractors with expertise in decommissioning. These costs have been developed using various inflation rates for labor, non-labor, and for contaminated equipment burial costs. Variance from trust earnings, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

RELATED PARTY TRANSACTIONS

     Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity from CMS MST, the purchase of gas supply from CMS MST and CMS Oil and Gas, the purchase of gas transportation from Panhandle and its subsidiary Trunkline, the payment of parent company overhead costs to CMS Energy, the sale, storage and transportation of natural gas and other services to the MCV Partnership, certain transactions involving derivative instruments with CMS MST, and an investment in CMS Energy Common Stock.

     Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are based on regulated prices, market prices or competitive bidding. Purchases are based upon the lowest market price available or most competitive bid submitted. Transactions involving the power supply purchases from the MCV Partnership are based upon avoided costs under PURPA; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

     Consumers is also involved in a significant transaction to sell its transmission facilities to Trans-Elect, Inc., an independent company, whose management employs former executive employees of Consumers, and was based on competitive bidding.

     For detailed information about related party transactions see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Related-Party Transactions", and Note 2, Uncertainties, "Electric Rate Matters -- Transmission Business", and "Other Electric Uncertainties -- The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                    YEARS ENDED DECEMBER 31
                                                        ------------------------------------------------
                                                        2001    2000    CHANGE    2000    1999    CHANGE
                                                        ----    ----    ------    ----    ----    ------
                                                                          IN MILLIONS
Net income available to common stockholder..........    $57     $268    $(211)    $268    $313     $(45)

     2001 COMPARED TO 2000: For 2001, Consumers' net income available to the common stockholder totaled $57 million, a decrease of $211 million from the previous year. The decrease in earnings reflects an $82 million after-tax loss, recorded in September 2001, related to Consumers' Power Purchase Agreement with the Midland Cogeneration Venture for additional underrecoveries through September 2007. After September 2007, the PPA terms require Consumers to pay MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers. The earnings decrease also reflects significantly increased operating expense in 2001, primarily $59 million of after-tax costs for replacement power supply costs due to a six month unscheduled outage at the Palisades Plant. Net income in 2001 was also adversely impacted by $11 million to reflect a change in accounting for certain electric call option contracts. In addition, 2001 earnings decreased due to the impact of reduced gas deliveries resulting from milder temperatures during both the first quarter and fourth quarter heating seasons. Electric and gas revenues were also adversely impacted by a decrease in electricity and gas delivered to industrial customers, reflecting the year-long impact of an economic slowdown throughout Michigan.

     2000 COMPARED TO 1999: Net income in 2000 decreased $45 million from the 1999 level primarily reflecting higher gas costs, which exceeded the frozen gas commodity rate charged to customers. The impact of a five percent electric rate reduction for residential customers due to the passing of the Customer Choice Act that went into effect in June of 2000, and the purchase of electric call options, which were ultimately not needed due to the milder-than-expected summer temperatures also decreased earnings. Partially offsetting these decreases were lower operating costs.

     For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATION

                                                                   YEARS ENDED DECEMBER 31
                                                       ------------------------------------------------
                                                       2001    2000    CHANGE    2000    1999    CHANGE
                                                       ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
Pretax Operating Income............................    $212    $481    $(269)    $481    $494     $(13)
                                                       ====    ====    =====     ====    ====     ====
Reasons for the change:
Electric deliveries................................                    $  19                      $ 12
Loss on MCV power purchases........................                     (126)                        0
Power supply costs and related revenue.............                     (109)                      (50)
Rate decrease......................................                      (35)                      (22)
Other operating expenses...........................                      (10)                       33
Non-commodity revenue..............................                       (8)                       14
                                                                       -----                      ----
Total change.......................................                    $(269)                     $(13)
                                                                       =====                      ====

     ELECTRIC DELIVERIES: For the year 2001, electric deliveries, including transactions with other electric utilities, were 39.6 billion kWh, a decrease of
1.4 billion kWh or 3.5 percent from 2000. Although total deliveries for 2001 were below the 2000 level, increased deliveries to the higher margin residential and commercial sectors, more than offset the impact of reduced deliveries to the lower margin industrial sector. All deliveries in 2001 reflect the year-long impact of an economic slowdown throughout Michigan. For the year 2000, electric deliveries were 41 billion kWh, similar to 1999.

     LOSS ON POWER PURCHASES FROM MCV: Since 1987, Consumers has had a power purchase agreement with the MCV. The MPSC has disallowed a portion of the costs of this contract, primarily related to the capacity payment. Consumers had previously identified certain potential savings, which were anticipated to significantly mitigate future capacity losses. However, management recently evaluated these potential savings and determined that expected increases in fuel prices and other operating expenses would significantly reduce the mitigating impact of the savings. Therefore, Consumers revised its estimated losses under this contract and recorded an additional pretax loss of $126 million (see Note 2, Uncertainties).

     POWER SUPPLY COSTS AND RELATED REVENUE: For the year 2001, lower overall sales produced a decrease in fuel related revenues. Nevertheless, power supply costs increased as a result of the purchase of greater quantities of higher-priced electricity to offset the loss of generation resulting from the six month unscheduled Palisades outage that ended in January 2002. For the year 2000, the increase in power supply costs was also due to unscheduled plant outages at other generating facilities.

     For the years 2001 and 2000 respectively, Consumers purchased $66 million and $51 million of electric call options to purchase electricity to ensure a reliable source of power supply during the summer months. As a result of periodic excess daily capacity, certain call options were sold for $2 million and $1 million in the years 2001 and 2000, respectively. The remaining call options were either exercised or expired. Consumers accounted for the costs relating to the expired call options and the income received from the sale of call options, as purchased power supply costs.

     RATE DECREASE AND OTHER OPERATING EXPENSES: In June 2000, Consumers' retail rates were frozen and a five percent residential rate decrease was implemented to comply with the Customer Choice Act. As a result, 2001 reflects a full year impact of this rate decrease. Other operating expenses increased in 2001 due to higher operating and maintenance costs. This increase in expense was significantly offset by reduced amortization expense, as permitted by MPSC orders resulting from the Customer Choice Act. Consumers temporarily suspended amortization of the securitized assets pending the issuance of securitization bonds in November 2001. The year 2000 reflects a half-year impact of the rate decrease along with a decrease in other operating expenses due to lower operating and maintenance costs.

GAS UTILITY RESULTS OF OPERATION

                                                                 YEARS ENDED DECEMBER 31
                                                       -------------------------------------------
                                                       2001   2000   CHANGE   2000   1999   CHANGE
                                                       ----   ----   ------   ----   ----   ------
                                                                       IN MILLIONS
Pretax Operating Income..............................  $98    $98     $  0    $98    $132    $(34)
                                                       ===    ===     ====    ===    ====    ====
Reasons for the change:
Gas commodity and related revenue....................                   44                    (64)
Gas wholesale and retail services....................                    8                      4
Operation and maintenance............................                  (31)                    11
Gas deliveries.......................................                  (21)                    17
General taxes and depreciation.......................                    0                     (2)
                                                                      ----                   ----
Total change.........................................                 $  0                   $(34)
                                                                      ====                   ====

     For the year 2001 as compared to 2000, the gas commodity cost and related revenues increased primarily as a result of the absence of a $45 million regulatory liability recorded in 2000 that did not exist in 2001. This liability was due to the increased cost of gas, which was significantly above the commodity rate being collected from Consumers' gas customers. The recording of this $45 million liability reduced revenue for the year 2000. Since April 2001, Consumers is back on a fully recoverable GCR factor, which results in no gain or loss on the commodity portion of the tariff rate. Wholesale and retail services increased, principally due to growth in the appliance service plan program. Operation and maintenance cost increases reflect additional focus on customer reliability and service. Gas delivery revenues reflect a significant decrease due to warmer temperatures compared to the 2000 heating season and a reduction due to the economic slowdown in 2001. Gas system deliveries, including miscellaneous transportation, totaled 367 bcf, a decrease of 43 bcf or 10 percent compared with 2000.

     For the year 2000 as compared to 1999, the gas commodity cost and related revenue decreased primarily as a result of recording the regulatory liability related to increased gas costs in 2000. The increase in gas costs were significantly above the gas commodity rate being collected from Consumers' gas customers. Operation and maintenance cost decreased due to control of employee benefit costs. System deliveries, including miscellaneous transportation, totaled 410 bcf, an increase of 21 bcf or five percent compared with 1999. The increased deliveries reflect colder temperatures during the fourth quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

     OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. For 2001 and 2000, cash from operations totaled $517 million and $515 million, respectively. The $2 million increase resulted primarily from a $315 million increase in cash collected from customers and related parties, offset by a $248 million use of cash to increase natural gas inventories and $65 million of other temporary changes in working capital items due to timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financing and Capitalization for additional details about this source of funds.

     INVESTING ACTIVITIES: For 2001 and 2000, cash used for investing activities totaled $803 million and $604 million, respectively. The change of $199 million is primarily for capital expenditures to comply with the Clean Air Act and to purchase nuclear fuel.

     FINANCING ACTIVITIES: For 2001 and 2000, cash provided by financing activities totaled $281 million and $92 million, respectively. The change of $189 million is primarily the result of $55 million decrease in the payment of common stock dividend, $121 million net proceeds from the sale of Trust Preferred Securities, $130 million increase in net proceeds from Senior notes issued and $459 million net proceeds from the issuance of Securitization Bonds, offset by a $176 million net decrease in notes payable and $392 million increase in retirement of bonds and other long-term debt.

     OFF-BALANCE SHEET ARRANGEMENTS: Consumers' use of long-term contracts for the purchase of commodities and services, the sale of its accounts receivables, and operating leases are considered to be off-balance sheet arrangements. Consumers has responsibility for the collectability of the accounts receivables sold, and the full obligation of its leases become due in case of lease payment default. Consumers uses these off-balance sheet arrangements in its normal business operations.

     DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information about these obligations, see Note 2, Uncertainties, Note 3, Short-Term Financing and Capitalization, the Consolidated Statements of Long-Term Debt, and Note 8, Leases.

                                                                      PAYMENTS DUE
                                                      ---------------------------------------------
                                                                 YEARS ENDED DECEMBER 31
                                                      ---------------------------------------------
CONTRACTUAL OBLIGATIONS                      TOTAL     2002    2003   2004   2005   2006 AND BEYOND
-----------------------                      -----     ----    ----   ----   ----   ---------------
                                                                  IN MILLIONS
On-balance sheet:
  Long-term debt..........................  $ 2,735   $  263   $634   $ 28   $170       $ 1,640
  Notes payable...........................      416      416     --     --     --            --
  Capital lease obligations...............       81       19     16     13     12            21
Off-balance sheet:
  Operating leases........................      160       12     15     13     11           109
  Sale of accounts receivable.............      334      334     --     --     --            --
  Unconditional purchase obligations......   17,704    1,115    945    787    781        14,076

     Unconditional purchase obligations are for natural gas and electricity and represent normal business operating contracts used to assure adequate supply and minimize exposure to market price fluctuations.

     Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $48 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. See Electric Utility Results of Operations above,
Note 2, Uncertainties, "Power Supply Costs" and "The Midland Cogeneration Venture", and Note 11, Summarized Financial Information of Significant Related Energy Supplier, for further information concerning power supply costs. See Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Related-Party Transactions" for additional details concerning related party transactions.

                                                                      COMMITMENT EXPIRATION
                                                           -------------------------------------------
                                                                     YEARS ENDED DECEMBER 31
                                                           -------------------------------------------
COMMERCIAL COMMITMENTS                             TOTAL   2002   2003   2004   2005   2006 AND BEYOND
----------------------                             -----   ----   ----   ----   ----   ---------------
                                                                       IN MILLIONS
Off-balance sheet:
  Guarantees.....................................   $16    $16     --     --     --           --
  Indemnities....................................    14     --     --     --     --           14
  Letters of Credit..............................     6      6     --     --     --           --

     Consumers has $300 million credit facilities, $215 million aggregate lines of credit and a $450 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For further information about this source of funds see Note 3, Short-Term Financing and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

     Over the next three years, Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments. Consumers prepares these estimates for planning purposes and may revise them.

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               2002     2003     2004
                                                               ----     ----     ----
                                                                    IN MILLIONS
Construction................................................   $588     $548     $540
Nuclear fuel lease..........................................      9        0       28
Capital leases other than nuclear fuel......................     25       22       22
                                                               ----     ----     ----
                                                               $622     $570     $590
                                                               ====     ====     ====

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               2002     2003     2004
                                                               ----     ----     ----
                                                                    IN MILLIONS
Electric utility operations(a)(b)...........................   $448     $405     $440
Gas utility operations(a)...................................    174      165      150
                                                               ----     ----     ----
                                                               $622     $570     $590
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

ELECTRIC BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities.

     COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' share of the market for generation services and can reduce profitability. Competition is increasing as a result of the introduction of retail open access in the state of Michigan pursuant to the enactment of Michigan's Customer Choice Act, and therefore, alternative electric suppliers for generation services have entered Consumers' market. The Customer Choice Act allows all electric customers to have the choice of buying electric generation service from an alternative electric supplier as of January 1, 2002. To the extent Consumers experiences "net" Stranded Costs as a result of customers switching to an alternative electric supplier, the Customer Choice Act provides for the recovery of such related "net" Stranded Costs through a surcharge that would be paid by those customers that choose to switch to an alternative electric supplier.

     Stranded and Implementation Costs: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

     Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded as a regulatory asset $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

     Rate Caps: The Customer Choice Act imposes certain limitations on rates that could result in Consumers being unable to collect customer rates sufficient to fully recover its cost of conducting business. Some of these costs may be beyond Consumers' ability to control. In particular, if Consumers needs to purchase power supply from wholesale suppliers during the period when retail rates are frozen or capped, the rate restrictions imposed by the Customer Choice Act may make it impossible for Consumers to fully recover the cost of purchased power through the rates it charges its customers. As a result, it is not certain that Consumers can maintain its profit margins in its electric utility business during the period of the rate freeze or rate caps.

     Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain of its largest industrial customers to provide electricity to certain of their facilities at specially negotiated prices. The MPSC approved these special contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. As of December 2001, neither Consumers nor any of its industrial customers have terminated or restructured any of these contracts, but some contracts have expired by their terms. Outstanding contracts involve approximately 510 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

     Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. The new code of conduct was recently reaffirmed without substantial modification, and will become operationally effective after the MPSC reviews and approves a utility's compliance plans and requests for waivers. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct, and has sought waivers to the code of conduct with respect to utility activities that provide approximately $50 million in annual revenues that may be restricted. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers.

     Energy Policy: Uncertainty exists with respect to the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or legislation restructuring the electric industry, then that legislation could potentially affect or even supercede state regulation.

     Transmission: In 1999, in part because of the provisions of certain policy pronouncements by the FERC designed to encourage utilities to either transfer operating control of their transmission facilities to an RTO or sell their transmission facilities to an independent company, Consumers joined a coalition of companies known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

     In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001 the transfer took place. In October 2001, Consumers executed an agreement to sell METC for approximately $290 million, depending on the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2005, and will be subject to FERC ratemaking thereafter. Consumers, through METC, will continue to own and operate the transmission system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. For further information, see
Note 2, Uncertainties, "Electric Rate Matters -- Transmission Business."

     Consumers cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

     PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards applicable to Consumers and other Michigan distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the proposed performance standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. Consumers will continue to participate in this process. Consumers cannot predict the outcome of the proposed performance standards or the likely effect, if any, on Consumers.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate Matters -- Electric Proceedings."

     NUCLEAR MATTERS: In June 2001, an unplanned outage began at Palisades that negatively affected power supply costs in the third and fourth quarter of 2001. On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. In December 2001, installation of the new components was completed and the plant returned to service on January 21, 2002. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties, "Other Electric Uncertainties -- Nuclear Matters."

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC;
4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and initiatives undertaken to reduce exposure to electric price increases for purchased power; 6) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; 7) Consumers' ability to sell wholesale power at market-based rates; 8) the recovery of electric restructuring implementation costs; 9) sufficient reserves for OATT rate refunds; and 10) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see Note 2, Uncertainties.

GAS BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average of about one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative electric costs, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and is now requesting a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million distribution service rate increase. See Note 2, Uncertainties "Gas Rate Case" for further information.

     UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and under further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; and 4) market and regulatory responses to increases in gas costs. For further information about these uncertainties, see
Note 2, Uncertainties.

OTHER OUTLOOK

     TERRORIST ATTACKS: Since the September 11, 2001 terrorists attack in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, Consumers anticipates increased operating costs related to security after September 11, 2001 that could be significant. Consumers would attempt to seek recovery of these costs from its customers.

     ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC as discussed above in Electric Business Outlook, "Competition and Regulatory
Restructuring -- Code of Conduct."

     PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $10 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to underperformance of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future. For further information, see Note 7, Retirement Benefits.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

     In addition to the identified critical accounting policies discussed above, future results may be affected by a number of new accounting standards that have recently been issued which are discussed below.

     SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141, issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in Consumers accounting for any future business combinations under the purchase method of accounting.

     SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, also issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. When effective, January 1, 2002, the provisions of SFAS No. 142 will have no impact on Consumers' consolidated results of operations or financial position.

     SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value while the capitalized cost is depreciated over the useful life of the related asset. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

     SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
ASSETS: This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting used for previous asset impairments or disposals.

     DERIVATIVE IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued revised guidance for DIG Statement No. C15 and in October 2001, issued final guidance for DIG Statement No. C16. These issues are effective April 1, 2002, however, early application is permitted for DIG Statement No. C15, and Consumers chose to implement the effects of this issue as of December 31, 2001. Upon initial adoption of the revised guidance in DIG Statement No. C15, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. Consumers has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts. For further information, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards" and Note 2, Uncertainties, "Other Electric Uncertainties -- Derivative Activities."

DERIVATIVES AND HEDGES

     MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

     Consumers uses various derivative instruments, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement in the value of the hedged risk. Consumers enters into all derivative instruments for purposes other than trading.

     Derivative instruments may be subject to derivative and hedge accounting in accordance with SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

     In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Consumers determines fair value based upon mathematical models using current and historical pricing data. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks; therefore, Consumers relies on the experience and judgment of its senior management to revise strategies and adjust positions, as it deems necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the ten percent shift used for the analyses.

     INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of December 31, 2001 and 2000, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million and $300 million, respectively. As of December 31, 2001 and 2000, Consumers had outstanding $1.189 billion and $843 million of variable-rate debt, respectively. At December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings, before tax on its variable rate debt, would be $2 million and $5 million, respectively. As of December 31, 2001 and 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.682 billion and $2.583 billion, respectively, with a fair value of $2.676 billion and $2.515 billion, respectively. As of December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $144 million and $133 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

     COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas fuel for generation call options and swap contracts. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet its customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas.

     As of December 31, 2001 and 2000, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $15 million and $126 million, respectively. At December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $3 million and $16 million, respectively. As of December 31, 2001 and 2000, Consumers had an asset of $48 million and $86 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred.

     EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At December 31, 2001 and 2000, a hypothetical 10 percent adverse change in market price would have resulted in an $8 million and $11 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

     For further information on market risk and derivative activities, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Risk Management Activities and Derivative Transactions" and "Implementation of New Accounting Standards", Note 2, Uncertainties, "Other Electric Uncertainties -- Derivative Activities", and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

OTHER

     CHANGE IN PAID PERSONAL ABSENCES PLAN: During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The total effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

                            CONSUMERS ENERGY COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
OPERATING REVENUE
  Electric..................................................    $2,633    $2,676    $2,667
  Gas.......................................................     1,338     1,196     1,156
  Other.....................................................        43        63        51
                                                                ------    ------    ------
                                                                 4,014     3,935     3,874
                                                                ------    ------    ------
OPERATING EXPENSES
  Operation
    Fuel for electric generation............................       330       324       336
    Purchased power -- related parties......................       543       534       560
    Purchased and interchange power.........................       476       402       297
    Cost of gas sold........................................       707       616       519
    Cost of gas sold -- related parties.....................       123       103       118
    Loss on power purchase agreement -- MCV Partnership.....       126        --        --
    Other...................................................       635       526       570
                                                                ------    ------    ------
                                                                 2,940     2,505     2,400
  Maintenance...............................................       203       172       174
  Depreciation, depletion and amortization..................       339       426       424
  General taxes.............................................       187       197       201
                                                                ------    ------    ------
                                                                 3,669     3,300     3,199
                                                                ------    ------    ------
PRETAX OPERATING INCOME
  Electric..................................................       212       481       494
  Gas.......................................................        98        98       132
  Other.....................................................        35        56        49
                                                                ------    ------    ------
                                                                   345       635       675
                                                                ------    ------    ------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates....................         6        10        11
  Accretion income (Note 1).................................        --         2         4
  Accretion expense (Note 1)................................       (10)       (7)      (14)
  Other, net................................................         5        (5)       17
                                                                ------    ------    ------
                                                                     1        --        18
                                                                ------    ------    ------
INTEREST CHARGES
  Interest on long-term debt................................       151       141       140
  Other interest............................................        41        44        41
  Capitalized interest......................................        (6)       (2)       --
                                                                ------    ------    ------
                                                                   186       183       181
                                                                ------    ------    ------
NET INCOME BEFORE INCOME TAXES..............................       160       452       512
INCOME TAXES................................................        49       148       172
                                                                ------    ------    ------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................       111       304       340
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
  INSTRUMENTS, NET OF $6 TAX BENEFIT (NOTE 1)...............       (11)       --        --
                                                                ------    ------    ------
NET INCOME..................................................       100       304       340
PREFERRED STOCK DIVIDENDS...................................         2         2         6
PREFERRED SECURITIES DISTRIBUTIONS..........................        41        34        21
                                                                ------    ------    ------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................    $   57    $  268    $  313
                                                                ======    ======    ======

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                                  ------------------------
                                                                  2001      2000      1999
                                                                  ----      ----      ----
                                                                        IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................      $100      $304      $340
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation, depletion and amortization (includes
        nuclear decommissioning of $6, $39 and $50,
        respectively).......................................       339       426       424
       Loss on power purchase agreement -- MCV
        Partnership.........................................       126        --        --
       Deferred income taxes and investment tax credit......        80        (9)        2
       Capital lease and other amortization.................        20        32        35
       Cumulative effect of accounting change...............        11        --        --
       Undistributed earnings of related parties (net of
        dividends, $8, $8 and $10, respectively)............       (30)      (49)      (40)
       Changes in assets and liabilities
          Decrease (increase) in accounts receivable and
            accrued revenue.................................       144      (171)       12
          Increase (decrease) in accounts payable...........        50        15        36
          Decrease (increase) in inventories................      (307)      (59)        5
          Regulatory liability -- gas customer choice.......       (24)       33        --
          Changes in other assets and liabilities...........         8        (7)      (23)
                                                                  ----      ----      ----
            Net cash provided by operating activities.......       517       515       791
                                                                  ----      ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease).................................................      (745)     (498)     (444)
  Cost to retire property, net..............................      (118)     (125)      (93)
  Investment in Electric Restructuring Implementation
     Plan...................................................       (13)      (29)      (32)
  Investments in nuclear decommissioning trust funds........        (6)      (39)      (50)
  Proceeds from nuclear decommissioning trust funds.........        29        37        43
  Associated company preferred stock redemption.............        50        50        50
  Other.....................................................        --        --         7
                                                                  ----      ----      ----
     Net cash used in investing activities..................      (803)     (604)     (519)
                                                                  ----      ----      ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt..............      (401)       (9)      (87)
  Payment of common stock dividends.........................      (190)     (245)     (262)
  Preferred securities distributions........................       (41)      (34)      (21)
  Payment of capital lease obligations......................       (20)      (32)      (33)
  Contribution from (return of equity to) stockholder,
     net....................................................       (14)       --       150
  Payment of preferred stock dividends......................        (1)       (2)      (10)
  Retirement of preferred stock.............................        --        --      (200)
  Increase (decrease) in notes payable, net.................        13       189        --
  Proceeds from preferred securities, net...................       121        --       169
  Proceeds from senior notes and bank loans.................       355       225        15
  Proceeds from securitization bonds, net...................       459        --        --
                                                                  ----      ----      ----
     Net cash provided from (used in) financing
      activities............................................       281        92      (279)
                                                                  ----      ----      ----
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENT................................................        (5)        3        (7)
  Cash and temporary cash investments -- Beginning of
     year...................................................        21        18        25
                                                                  ----      ----      ----
     End of year............................................      $ 16      $ 21      $ 18
                                                                  ====      ====      ====

                                                                  YEARS ENDED DECEMBER 31
                                                                  ------------------------
                                                                  2001      2000      1999
                                                                  ----      ----      ----
                                                                        IN MILLIONS
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)................      $169      $183      $168
  Income taxes paid (net of refunds)........................        56       149       187
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease...................      $ 13      $  4      $  6
  Other assets placed under capital lease...................        21        15        14

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                  IN MILLIONS
ASSETS
PLANT (AT ORIGINAL COST)
  Electric..................................................    $7,661    $7,241
  Gas.......................................................     2,593     2,503
  Other.....................................................        23        23
                                                                ------    ------
                                                                10,277     9,767
  Less accumulated depreciation, depletion and
     amortization...........................................     5,934     5,768
                                                                ------    ------
                                                                 4,343     3,999
  Construction work-in-progress.............................       464       279
                                                                ------    ------
                                                                 4,807     4,278
                                                                ------    ------
INVESTMENTS
  Stock of affiliates.......................................        59        86
  First Midland Limited Partnership.........................       253       245
  Midland Cogeneration Venture Limited Partnership..........       300       290
                                                                ------    ------
                                                                   612       621
                                                                ------    ------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market....................................        16        21
  Accounts receivable and accrued revenue, less allowances
     of $4 in 2001 and $3 in 2000...........................       125       225
  Accounts receivable -- related parties....................        17       111
  Inventories at average cost
     Gas in underground storage.............................       569       271
     Materials and supplies.................................        69        66
     Generating plant fuel stock............................        52        46
  Prepaid property taxes....................................       144       136
  Regulatory assets.........................................        19        19
  Deferred income taxes.....................................        --         2
  Other.....................................................        14        13
                                                                ------    ------
                                                                 1,025       910
                                                                ------    ------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs...................................       717       709
     Postretirement benefits................................       209       232
     Abandoned Midland project..............................        12        22
     Other..................................................       167       168
  Nuclear decommissioning trust funds.......................       581       611
  Other.....................................................       176       222
                                                                ------    ------
                                                                 1,862     1,964
                                                                ------    ------
TOTAL ASSETS................................................    $8,306    $7,773
                                                                ======    ======

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                  IN MILLIONS
STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (NOTE 3)
  Common stockholder's equity
     Common stock...........................................    $  841    $  841
     Paid-in capital........................................       632       646
     Revaluation capital....................................         4        33
     Retained earnings since December 31, 1992..............       373       506
                                                                ------    ------
                                                                 1,850     2,026
  Preferred stock...........................................        44        44
  Company-obligated mandatorily redeemable preferred
     securities of subsidiaries (a).........................       520       395
  Long-term debt............................................     2,472     2,110
  Non-current portion of capital leases.....................        56        49
                                                                ------    ------
                                                                 4,942     4,624
                                                                ------    ------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases......       257       231
  Notes payable.............................................       416       403
  Accounts payable..........................................       291       254
  Accrued taxes.............................................       219       247
  Accounts payable -- related parties.......................        80        67
  Deferred income taxes.....................................        12        --
  Other.....................................................       260       253
                                                                ------    ------
                                                                 1,535     1,455
                                                                ------    ------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................       747       716
  Postretirement benefits...................................       279       366
  Regulatory liabilities for income taxes, net..............       276       246
  Power purchase agreement -- MCV Partnership...............       169        54
  Deferred investment tax credit............................       102       109
  Other.....................................................       256       203
                                                                ------    ------
                                                                 1,829     1,694
                                                                ------    ------
  Commitments and Contingencies (Notes 1, 2, 8 and 11)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES..............    $8,306    $7,773
                                                                ======    ======

-------------------------
(a)  See Note 3, Short-Term Financings and Capitalization

      The accompanying notes are an integral part of these Balance Sheets.

                            CONSUMERS ENERGY COMPANY

                   CONSOLIDATED STATEMENTS OF LONG-TERM DEBT

                                                                                       DECEMBER 31
                                                                                     ----------------
                                                                SERIES(%)    DUE      2001      2000
                                                                ---------    ---      ----      ----
                                                                                       IN MILLIONS
FIRST MORTGAGE BONDS........................................    6 3/8        2003    $  300    $  300
                                                                7 3/8        2023       208       263
                                                                                     ------    ------
                                                                                        508       563
SENIOR NOTES................................................    Floating     2001        --       125
                                                                Floating     2002       100       100
                                                                6 3/8        2008       159       250
                                                                6 7/8        2018       180       225
                                                                6 1/5        2008(a)    250       250
                                                                6 1/2        2018(b)    141       200
                                                                6 1/2        2028       143       145
                                                                6 1/4        2006       332        --
                                                                                     ------    ------
                                                                                      1,813     1,858
LONG-TERM BANK DEBT.........................................                            184       190
POLLUTION CONTROL REVENUE BONDS.............................                            126       126
SECURITIZATION BONDS........................................                            469        --
OTHER.......................................................                              8        --
NUCLEAR FUEL DISPOSAL(c)....................................                            135       130
                                                                                     ------    ------
PRINCIPAL AMOUNT OUTSTANDING................................                          2,735     2,304
CURRENT AMOUNTS.............................................                           (244)     (175)
NET UNAMORTIZED DISCOUNT....................................                            (19)      (19)
                                                                                     ------    ------
TOTAL LONG-TERM DEBT........................................                         $2,472    $2,110
                                                                                     ======    ======

LONG-TERM DEBT MATURITIES

                                         SECURITIZATION    FIRST MORTGAGE    SENIOR    LONG-TERM
                                             BONDS             BONDS         NOTES     BANK DEBT    OTHER    TOTAL
                                         --------------    --------------    ------    ---------    -----    -----
                                                                   IN MILLIONS
2002.................................         $ 16              $ --          $100       $127        $1      $244
2003.................................           27               300           250(a)      57        --       634
2004.................................           28                --            --         --        --        28
2005.................................           29                --           141(b)      --        --       170
2006.................................           30                --           332         --        --       362

-------------------------
(a) These Notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003

(b) Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005

(c)  Due date uncertain (see Note 1)

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                            OPTIONAL                DECEMBER 31
                                                           REDEMPTION    ----------------------------------
                                                 SERIES      PRICE        2001       2000      2001    2000
                                                 ------    ----------     ----       ----      ----    ----
                                                                          NUMBER OF SHARES     IN MILLIONS
PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares, with no mandatory
     redemption..............................    $4.16      $103.25       68,451     68,451    $ 7     $ 7
                                                  4.50       110.00      373,148    373,148     37      37
                                                                                               ---     ---
TOTAL PREFERRED STOCK........................                                                  $44     $44
                                                                                               ===     ===

        The accompanying notes are an integral part of these statements.

                            CONSUMERS ENERGY COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
COMMON STOCK
  At beginning and end of period(a).........................    $  841    $  841    $  841
                                                                ------    ------    ------
OTHER PAID-IN CAPITAL
  At beginning of period....................................       646       645       502
  Capital stock expense.....................................        --                  (7)
  Stockholder's contribution................................       150        --       150
  Return of stockholder's contribution......................      (164)       --        --
  Miscellaneous.............................................        --         1        --
                                                                ------    ------    ------
     At end of period.......................................       632       646       645
                                                                ------    ------    ------
REVALUATION CAPITAL
  Investments
     At beginning of period.................................        33        37        68
     Unrealized gain (loss) on investments(b)...............       (16)       (4)      (31)
     Reclassification adjustments included in net
      income(b).............................................        (1)       --        --
                                                                ------    ------    ------
          At end of period..................................        16        33        37
  Derivative Instruments
     At beginning of period(c)..............................        18        --        --
     Unrealized gain (loss) on derivative instruments(b)....       (30)       --        --
                                                                ------    ------    ------
          At end of period..................................       (12)       --        --
                                                                ------    ------    ------
RETAINED EARNINGS
  At beginning of period....................................       506       485       434
  Net income(b).............................................       100       304       340
  Cash dividends declared -- Common Stock...................      (190)     (247)     (262)
  Cash dividends declared -- Preferred Stock................        (2)       (2)       (6)
  Preferred securities distributions........................       (41)      (34)      (21)
                                                                ------    ------    ------
     At end of period.......................................       373       506       485
                                                                ------    ------    ------
TOTAL COMMON STOCKHOLDER'S EQUITY...........................    $1,850    $2,026    $2,008
                                                                ======    ======    ======

-------------------------
(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:

    Revaluation capital
      Investments
         Unrealized gain (loss) on investments, net of tax of
           $9, $2 and $17, respectively.........................    $  (16)   $   (4)   $  (31)
         Reclassification adjustments included in net income,
           net of tax of $1, $-- and $--, respectively..........        (1)       --        --
      Derivative Instruments
         Unrealized gain (loss) on derivative instruments, net
           of tax of $15, $-- and $--, respectively.............       (30)       --        --
    Net income..................................................       100       304       340
                                                                    ------    ------    ------
    Total Comprehensive Income..................................    $   53    $  300    $  309
                                                                    ======    ======    ======

(c) Cumulative effect of change in accounting principle, as of 1/1/01 and 7/1/01, net of $(9) tax (Note 1).

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

     BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers prepared the financial statements in conformity with generally accepted accounting principles that include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a twenty percent but less than a majority ownership interest and includes these results in operating income.

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

     The recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and that amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities discussed in Note 2, Uncertainties.

     REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and natural gas, and the storage of natural gas, are recognized as services are provided. Therefore, revenues include the accrual of electricity or gas consumed and/or delivered, but not billed at month-end.

     ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, in 1992 and 2001, Consumers recorded a loss for the present value of its estimated future underrecoveries of power supply costs resulting from purchases from the MCV Partnership (see Note 2). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

     GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records non-recoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

     MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. For 2001, 2000 and 1999, the composite depreciation rate for electric utility property was 3.1 percent, 3.1 percent and 3.0 percent, respectively. For 2001, 2000 and 1999, the composite rate for gas utility property was 4.4 percent annually. For 2001, 2000 and 1999, the composite rate for other property was
11.2 percent, 10.7 percent, and 8.6 percent, respectively.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

                            CONSUMERS ENERGY COMPANY

     For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2001, Consumers has a recorded liability to the DOE of $135 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

     In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of the settlement. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE.

     NUCLEAR PLANT DECOMMISSIONING: In 2001, Consumers collected $6 million from its electric customers for the decommissioning of its Palisades nuclear plant. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 2001, Consumers filed updated decommissioning cost estimates for Big Rock and Palisades that were $340 million and $739 million in 2000 dollars, respectively. Using the inflation factors presented in the filing to the MPSC to escalate the estimated decommissioning costs to 2001 dollars, the Big Rock and Palisades estimated decommissioning costs are $346 million and $752 million, respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per the March 22, 1999 MPSC order and Consumers discontinued depositing funds in the trust. The December 16, 1999 MPSC order set the annual decommissioning surcharge for Palisades at $6 million a year. In December 2000, the NRC extended the Palisades' operating license to March 2011 and the impact of this extension was included as part of Consumers' March filing with the MPSC. Consumers is required to file the next "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2004.

     In 1997, Big Rock closed permanently and plant decommissioning began. Consumers estimates that the Big Rock site will be returned to a natural state by the end of 2012 if the DOE begins removing the spent nuclear fuel by 2010. For 2001, Consumers incurred costs of $28 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $29 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $190 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $179 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2001, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $149 million for Big Rock.

     In 1996, Consumers and several wholesale electric customers entered into five-year contracts that fixed their contribution to nuclear decommissioning costs for the term. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs in the wholesale contracts. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

     After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs

                            CONSUMERS ENERGY COMPANY
after the plant's NRC operating license expires. Palisades' current NRC license will expire in 2011 and the trust funds were estimated to have accumulated $921 million, at that time, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. At December 31, 2001, Consumers is the beneficiary of the investment in the MPSC nuclear decommissioning trust funds of $423 million for Palisades. In addition, at December 31, 2001, Consumers has a FERC decommissioning trust fund with a balance of approximately $8 million.

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

     RELATED-PARTY TRANSACTIONS: Consumers completed its five-year redemption program of its investment of $250 million in ten shares of Enterprises' preferred stock. The balances as of December 31, 2001 and 2000 were $0 and $50 million, respectively. In addition, Consumers has an investment in 2.4 million shares of CMS Energy Common Stock with a fair value totaling $57 million at December 31, 2001 (see Note 5). In 2001, 2000 and 1999, Consumers received dividends from these two investments totaling $6 million, $10 million, and $11 million, respectively. In 2001, 2000, and 1999, Consumers paid parent company overhead costs to CMS Energy of $11 million, $1 million and $8 million, respectively.

     In 2001, 2000 and 1999, Consumers paid $55 million, $51 million and $52 million, respectively, for electric generating capacity and energy from affiliates of Enterprises. From time to time, Consumers purchases a portion of its gas from CMS Oil and Gas and CMS Marketing Services and Trading. In 2001, Consumers did not make a purchase from CMS Oil and Gas. In 2000 and 1999, Consumers purchased $3 million and $19 million, respectively. In 2001, 2000 and 1999, Consumers gas purchases from CMS Marketing Services and Trading were
$120 -- million, $95 million and $70 million, respectively. Consumers pays a portion of its gas transportation costs to Panhandle and its subsidiary Trunkline. In 2001, 2000 and 1999 transportation fees paid were $21 million, $38 million and $33 million, respectively. In 2001, 2000 and 1999, Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $27 million, $26 million and $23 million, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

     UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders and as a result discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the generation portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of December 31, 2001, Consumers had a net investment in electric supply facilities of $1.319 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate
Matters -- Electric Restructuring."

                            CONSUMERS ENERGY COMPANY

     SFAS No. 121 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years.

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                  IN MILLIONS
Securitization costs (Note 2)...............................    $  717    $  709
Postretirement benefits (Note 7)............................       228       251
Electric Restructuring Implementation Plan..................        82        75
Manufactured gas plant sites (Note 2).......................        70        63
Abandoned Midland project...................................        12        22
Income taxes (Note 4).......................................         6        24
Unamortized nuclear costs...................................        --         6
DSM -- deferred costs.......................................        --         6
Other.......................................................        15        18
                                                                ------    ------
Total regulatory assets.....................................    $1,130    $1,174
                                                                ======    ======
Income taxes (Note 4).......................................    $ (282)   $ (270)
Gas customer choice.........................................        (9)      (33)
Other.......................................................        --        (6)
                                                                ------    ------
Total regulatory liabilities................................    $ (291)   $ (309)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax, see Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for Securitization costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. As a result, regulatory assets totaling $709 million were transferred to the regulatory asset Securitization costs accounts. In order to prepare the Securitization assets for sale in November 2001, issuance fees of $10 million and $1 million were incurred in 2001 and 2000, respectively, and capitalized as a part of Securitization costs. These costs represent the increase in Securitization costs between periods. These issuance costs will be amortized each month for up to fourteen years, which approximated $2 million in 2001. The components of the Securitization costs are illustrated below.

                                                                DECEMBER 31
                                                                ------------
                                                                2001    2000
                                                                ----    ----
                                                                IN MILLIONS
Unamortized nuclear costs...................................    $405    $405
Postretirement benefits.....................................      84      84
Income taxes................................................     203     203
Uranium enrichment facility.................................      16      16
Other.......................................................       9       1
                                                                ----    ----
Total securitized regulatory assets.........................    $717    $709
                                                                ====    ====

     RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers'

                            CONSUMERS ENERGY COMPANY
market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

     Consumers uses various derivative instruments, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the hedged item would offset any losses incurred on the derivative instruments. Consumers enters into all derivative instruments for purposes other than trading.

     Derivative instruments may be subject to derivative and hedge accounting in accordance with SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

     For further discussion see "Implementation of New Accounting Standards" below, Note 2, Uncertainties, "Other Electric Uncertainties -- Derivative Activities" and Note 3, Short-Term Financing and Capitalization, "Derivative Activities."

     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Effective January 1, 2001, Consumers adopted SFAS No. 133. The new standard requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges are recognized in earnings.

     Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception of SFAS No. 133 and, therefore, are not subject to derivative accounting. There are, however, certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk that require derivative accounting.

     On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, cumulative effect adjustment as an unrealized gain increasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas call options, gas fuel for generation swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. Based on the pretax initial transition adjustment of $32 million recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense, and $8 million as an increase in other revenue for the twelve months ended December 31, 2001. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, decreasing other comprehensive income. As of December 31, 2001, there are

                            CONSUMERS ENERGY COMPANY
no remaining amounts included in accumulated other comprehensive income related to the initial transition adjustment.

     As of December 31, 2001, Consumers had a total of $8 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value remains.

     On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of electric call option contracts.

     For further discussion of derivative activities, see Note 2, Uncertainties, "Other Electric Uncertainties -- Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

     OTHER: For significant accounting policies regarding income taxes, see Note 4; for executive incentive compensation, see Note 6; for pensions and other postretirement benefits, see Note 7; and for leases, see Note 8.

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

     ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     Clean Air -- In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $530 million and $570 million, calculated in year 2001 dollars. Much of the future expenditures are for retrofit post-combustion technology. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of December 2001, Consumers has incurred $296 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2004. At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, are expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

     These and other required environmental expenditures, if not recovered in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

                            CONSUMERS ENERGY COMPANY

     Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of December 31, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

     ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner;
7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013. As of December 31, 2001, Consumers spent $26 million on the required expansion of transmission capabilities. Consumers anticipates it could spend up to an additional $9 million in 2002, until Consumers sells METC to MTH, as discussed below under "Transmission."

     In October 2000 and January 2001, the MPSC issued orders that authorized Consumers to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in lower interest costs and a longer amortization period for the securitized assets, that would offset the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter that Consumers was required to implement by the Customer Choice Act. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $13 million annually.

                            CONSUMERS ENERGY COMPANY

     In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years and have an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds after issuance expenses were approximately $460 million. The net proceeds were used by Consumers to buy back $164 million of its common stock from its parent, CMS Energy. Beginning in December 2001, and completed in March 2002, the remainder of these proceeds were used to pay down long-term debt. CMS Energy used the $164 million received from Consumers to pay down its own short-term debt.

     Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. Current electric rate design covers these charges, and there will be no impact on rates for most of Consumers' electric customers until the rate freeze imposed under the Customer Choice Act expires. Securitization charges collected will be remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

     Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs was deferred, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

     In 1998, Consumers submitted a plan for electric retail open access to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. Implementation began in September 1999. The Customer Choice Act states that orders issued by the MPSC before the date of this act that; 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier for generation services. The tariffs are effective January 1, 2002, and in general do not require any significant modifications in the existing retail open access program. The terms of the tariff allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand needs of returning retail open access customers, and may be forced to purchase electricity on the spot market at prices higher than it could recover from its customers.

     POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power supply above its anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by

                            CONSUMERS ENERGY COMPANY
others during the summer, and any unscheduled plant outages. As of February 2002, alternative electric suppliers are providing generation services to customers with 309 MW of demand.

     To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electric call option contracts for 2001 was approximately $66 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of December 31, 2001, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated reserve margin requirement for the summer 2002 and partially covering the estimated reserve margin requirements for summers 2003 through 2008, and has recorded an asset of $48 million for these call options, of which $10 million pertains to 2002.

     In 1996, as a result of the FERC's efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies had jointly operated the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact of terminating these joint merchant operations with Detroit Edison.

     Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel for electric generation, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect for all customers until at least December 31, 2003 and therefore the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electric prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

     Consumers is authorized by the FERC to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a traditional market dominance analysis in October 2001. In November 2001, the FERC issued an order modifying the method to be used to determine an entity's degree of market power. Due, however, to several reliability issues brought before the FERC regarding this order, the FERC has issued a stay of the order. If the modified market power test in the order is not amended, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale electricity at market-based prices and may be limited to charging prices no greater than its cost-based rates. A final decision about the proposed assessment method is not expected for several months.

     TRANSMISSION: In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company or divest the facilities.

     In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could

                            CONSUMERS ENERGY COMPANY
potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

     In October 2000, Consumers filed a request with the FERC to transfer ownership and control of its electric transmission facilities to METC. This request was granted in January 2001. In December 2000, the MPSC issued an order authorizing an anticipated sale or ownership transfer of Consumers' electric transmission facilities. In April 2001, the transfer of the electric transmission facilities to METC took place.

     In October 2001, in compliance with Michigan's Customer Choice Act, and in conformance with FERC Order No. 2000, Consumers executed an agreement to sell METC for approximately $290 million, depending upon the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers, through, METC will continue to own and operate the system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. After the sale, Consumers will continue to maintain the system under a long-term contract with MTH.

     Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH.

     Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act.

     In the past, when IPPs connected to transmission systems they paid a fee that was used by transmission companies to offset capital costs incurred to connect the IPP to the transmission system and provide the system upgrades needed as a result of the interconnection. In order to promote competition in the electric generation market, the FERC recently issued an order that requires the system upgrade portion of the fee to be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. This has resulted in METC recording a $30 million liability for a refund to IPPs.

     In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the sale or transfer of transmission facilities without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights that preceded the transfer of the transmission facilities to METC. In

                            CONSUMERS ENERGY COMPANY

August 2001, the parties reached two settlements. The settlements were approved by the Michigan circuit court and were amended in February 2002 to assure that closing could occur if all conditions to closing are satisfied. The circuit court has retained jurisdiction over the matter and should dismiss the lawsuit after closing.

     ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC, which was denied in October 2001. This proceeding is now final.

     The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

     Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded a regulatory asset of $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

     In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, Consumers believed that certain issues would be decided in its favor, and that a relatively quick order would be issued by the FERC regarding this matter. However, due to changes in regulatory interpretations, Consumers believes that a

                            CONSUMERS ENERGY COMPANY
successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect its estimate of the financial impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will be sufficient to satisfy its estimated refund obligation.

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                      IN MILLIONS
Pretax operating income.....................................    $36       $56       $49
Income taxes and other......................................     11        18        15
                                                                ---       ---       ---
Net income..................................................    $25       $38       $34
                                                                ===       ===       ===

     Power Supply Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future affect on Consumers. At December 31, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $119 million and $44 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at 98.5 percent. If the MCV Facility generates electricity at

                            CONSUMERS ENERGY COMPANY
the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2002    2003    2004    2005    2006
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $37     $37     $36     $36     $36

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

     NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, conducted an inspection to oversee the Palisades June 2001 through January 2002 unplanned outage, which is discussed in more detail below.

     The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 2001, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

     In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's current screening criteria for reactor vessel embrittlement at Palisades will not be met until 2014. In December 2000, the NRC issued an amendment revising the operating license for Palisades and extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

     In 2000, Consumers made an equity investment and entered into an operating agreement with NMC. NMC was formed in 1999 by four utilities to operate and manage the nuclear generating plants owned by these utilities. Consumers benefits by consolidating expertise, cost control and resources among all of the nuclear plants being operated on behalf of the NMC member companies.

     In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC

                            CONSUMERS ENERGY COMPANY
pursuant to their existing labor contract as Consumers' employees. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts from the operation of all of those units.

     On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. Installation of the new components was completed in December 2001 and the plant returned to service on January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

     From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

     Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act expires on August 1, 2002 and is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

     CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $448 million, $405 million, and $440 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

     COMMITMENTS FOR FUTURE PURCHASES: Consumers enters into a number of unconditional purchase obligations that represent normal business operating contracts. These contracts are used to assure an adequate supply of goods and services necessary for the operation of its business and to minimize exposure to market price fluctuations. Consumers believes that these future costs are prudent and reasonably assured of recovery in future rates.

     Coal Supply: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2002 to 2004, and total an estimated $269 million. Long-term coal supply contracts account for approximately 60 to 85 percent of Consumers annual coal requirements. In 2001, coal purchases totaled $255 million of which $197 million (71 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

                            CONSUMERS ENERGY COMPANY

     Power Supply, Capacity and Transmission: As of December 31, 2001, Consumers had future unrecognized commitments to purchase power supply and transmission services under fixed price forward contracts for the years 2002 and 2003 totaling $26 million. Consumers also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for the years 2002 through 2033 total an estimated $17 billion, undiscounted, which includes $13 billion related to the MCV Facility. This amount may vary depending upon plant availability and fuel costs. If a plant were not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. For further information, see
Note 2, Uncertainties, "The Midland Cogeneration Venture" for information concerning power purchases from the MCV Facility.

     DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualified for the normal purchase exception of SFAS No. 133; however, certain electric call option contracts were required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

     In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amends the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility.

     Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occur, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power supply. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the

                            CONSUMERS ENERGY COMPANY
hedge's effectiveness. As a result, for the year ended December 31, 2001, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness. These contracts expired in December 2001.

GAS CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of December 31, 2001, Consumers has an accrued liability of $57 million, (net of $25 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a future general gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

GAS RATE MATTERS

     GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

     GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period.

     GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25% authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales

                            CONSUMERS ENERGY COMPANY
customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million annual distribution service rate increase. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing a 7.7 percent increase in the typical residential customer's average monthly bill.

OTHER GAS UNCERTAINTIES

     CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $174 million, $165 million, and $150 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

     COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2002 to 2005. Consumers' 2001 gas requirements totaled 229 bcf at a cost of $962 million. As of the end of 2001, Consumers expected gas requirements for 2002 are 205 bcf of which 54 percent is covered by existing contracts.

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

3: SHORT-TERM FINANCINGS AND CAPITALIZATION

     AUTHORIZATION: At December 31, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $570 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively.

     In October 2001, FERC granted Consumers' August 2001 request for authorization of up to $500 million of First Mortgage Bonds to be issued as collateral for the outstanding short-term securities. Further, in November 2001, FERC granted Consumers' August 2001 request for authorization of an additional $500 million of long-term securities for general corporate purposes and up to an additional $500 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

     SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2001, a total of $416 million was outstanding at a weighted average interest rate of 2.7 percent, compared with $403 million outstanding at December 31, 2000, at a weighted average interest rate of 7.4 percent.

     Consumers currently has in place a $450 million trade receivables sale program. At December 31, 2001 and 2000, receivables sold under the program totaled $334 million and $325 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

     LONG-TERM FINANCINGS: In September 2001, Consumers sold $350 million aggregate principal amount of 6.25 percent senior notes, maturing in September 2006. Net proceeds from the sale were $347 million.

                            CONSUMERS ENERGY COMPANY

Consumers used the net proceeds to reduce borrowings on various lines of credit and on a revolving credit facility. In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003. For further information about long-term financing, see the Consolidated Statements of Long-Term Debt.

     FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

     MANDATORILY REDEEMABLE PREFERRED SECURITIES: Consumers has wholly owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing Trust Preferred Securities. The primary asset of the trusts is a note or debenture of Consumers. The terms of the Trust Preferred Security parallel the terms of the related Consumers' note or debenture. The term, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                  AMOUNT
                                                               OUTSTANDING                      EARLIEST
TRUST AND SECURITIES                                       --------------------                REDEMPTION
YEARS ENDED DECEMBER 31                           RATE     2001    2000    1999    MATURITY       YEAR
-----------------------                           ----     ----    ----    ----    --------    ----------
                                                               IN MILLIONS
Consumers Power Company Financing I, Trust
  Originated Preferred Securities.............    8.36%    $100    $100    $100      2015         2000
Consumers Energy Company Financing II, Trust
  Originated Preferred Securities.............    8.20%    $120    $120    $120      2027         2002
Consumers Energy Company Financing III, Trust
  Originated Preferred Securities.............    9.25%    $175    $175    $175      2029         2004
Consumers Energy Company Financing IV, Trust
  Preferred Securities........................    9.00%    $125    $ --    $ --      2031         2006
                                                           ----    ----    ----
Total.........................................             $520    $395    $395
                                                           ====    ====    ====

     In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

     OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 2.8 percent at December 31, 2001.

     Under the provisions of its Articles of Incorporation, Consumers had $233 million of unrestricted retained earnings available to pay common dividends at December 31, 2001. In January 2002, Consumers declared a $55 million common dividend which was paid in February 2002.

     DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. These swaps fix the interest rate on $75 million of variable rate debt, and expire in December 2002. As of December 31, 2001, these interest rate swaps had a negative fair value of $3 million. This amount, if

                            CONSUMERS ENERGY COMPANY
sustained, will be reclassified to earnings increasing interest expense when the swaps are settled on a monthly basis.

     In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that has been recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

     Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. During the third quarter 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $400 million of fixed rate debt. These swaps were terminated in the third and fourth quarter 2001 and resulted in an $8 million gain that has been deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt issued in March 2002.

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

     Consumers uses ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                       IN MILLIONS
Current federal income taxes................................    $(39)      $149       $170
Deferred income taxes, includes $6 for 2001 change in
  accounting (Note 1).......................................      89          7         11
Deferred ITC, net...........................................      (7)        (8)        (9)
                                                                ----       ----       ----
                                                                $ 43       $148       $172
                                                                ====       ====       ====

                            CONSUMERS ENERGY COMPANY

     The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                     DECEMBER 31
                                                                ---------------------
                                                                 2001          2000
                                                                 ----          ----
                                                                     IN MILLIONS
Property....................................................    $  (557)      $  (522)
Unconsolidated investments..................................       (211)         (226)
Securitization costs (Note 2)(a)............................       (194)         (185)
Postretirement benefits (Note 7)............................        (76)          (88)
Gas inventories.............................................        (57)           --
Employee benefit obligations, includes postretirement
  benefits of $104 and $122 (Note 7)........................        124           148
FAS 109 regulatory liability................................        117            86
Power purchases (Note 2)....................................         64            24
AMT carryforward............................................         30            53
Other, net..................................................          1            (4)
                                                                -------       -------
                                                                $  (759)      $  (714)
                                                                =======       =======
Gross deferred tax liabilities..............................    $(1,270)      $(1,365)
Gross deferred tax assets...................................        511           651
                                                                -------       -------
                                                                $  (759)      $  (714)
                                                                =======       =======

-------------------------
(a) During 2000, Consumers Energy established a regulatory asset for securitization costs of $709 million, before tax, which had previously been recorded in other regulatory asset accounts. As a result, deferred taxes totaling $185 million were transferred from the following components:

Property....................................................  $ (81)
FAS 109 regulatory liability................................    (70)
Postretirement benefits.....................................    (29)
Other.......................................................     (5)
                                                              -----
                                                              $(185)
                                                              =====

                            CONSUMERS ENERGY COMPANY

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                       IN MILLIONS
Net income..................................................    $100       $304       $340
Income tax expense, includes $6 for 2001 change in
  accounting (Note 1).......................................      43        148        172
Preferred securities distributions..........................     (41)       (34)       (21)
                                                                ----       ----       ----
Pretax income...............................................     102        418        491
Statutory federal income tax rate...........................    x 35%      x 35%      x 35%
                                                                ----       ----       ----
Expected income tax expense.................................      36        146        172
Increase (decrease) in taxes from Capitalized overheads
  previously flowed through.................................       2          5          5
  Differences in book and tax depreciation not previously
     deferred...............................................      15         11         10
  ITC amortization/adjustments..............................      (7)        (9)        (9)
  Affiliated companies' dividends...........................      (2)        (3)        (4)
  Other, net................................................      (1)        (2)        (2)
                                                                ----       ----       ----
Actual income tax expense...................................    $ 43       $148       $172
                                                                ====       ====       ====
Effective tax rate..........................................    42.2%      35.4%      35.0%

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

                                                                     DECEMBER 31
                                                -----------------------------------------------------
                                                          2001                        2000
                                                -------------------------   -------------------------
                                                       FAIR    UNREALIZED          FAIR    UNREALIZED
AVAILABLE-FOR-SALE SECURITIES                   COST   VALUE      GAIN      COST   VALUE      GAIN
-----------------------------                   ----   -----   ----------   ----   -----   ----------
                                                                     IN MILLIONS
Common stock of CMS Energy....................  $ 35   $ 57       $ 22      $ 40   $ 86       $ 46
SERP..........................................    22     24          2        21     26          5
Nuclear decommissioning investments(a)........   467    581        114       480    611        131

-------------------------
(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

     At December 31, 2001, the carrying amount of long-term debt was $2.5 billion and at December 31, 2000, $2.1 billion, and the fair values were $2.5 billion and $2.0 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

6: EXECUTIVE INCENTIVE COMPENSATION

     Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Certain plan awards are subject to performance-based business criteria. The plan reserves for

                            CONSUMERS ENERGY COMPANY
award not more than five percent, as amended January 1, 1999, of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. As of December 31, 2001, under the plan, awards of up to 2,321,094 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides for additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2001, 172,240 of the 239,665 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

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

                                                           RESTRICTED
                                                             STOCK                OPTIONS
                                                           ----------   ----------------------------
                                                             NUMBER      NUMBER     WEIGHTED AVERAGE
                                                           OF SHARES    OF SHARES    EXERCISE PRICE
                                                           ---------    ---------   ----------------
CMS ENERGY COMMON STOCK
Outstanding at January 1, 1999...........................   328,351       530,656        $32.21
  Granted................................................    71,025       250,020        $38.56
  Exercised or Issued....................................   (80,489)      (68,609)       $29.76
  Forfeited..............................................   (41,890)           --
  Expired................................................        --       (37,900)       $39.21
  Class G Common Stock Converted.........................     6,060        19,503        $32.64
                                                            -------     ---------        ------
Outstanding at December 31, 1999.........................   283,057       693,670        $34.37
  Granted................................................    81,030       221,900        $17.00
  Exercised or Issued....................................   (48,979)      (43,368)       $17.48
  Forfeited..............................................   (55,731)           --
  Expired................................................        --       (30,083)       $31.87
                                                            -------     ---------        ------
Outstanding at December 31, 2000.........................   259,377       842,119        $30.75
  Granted................................................    71,930       294,150        $30.04
  Exercised or Issued....................................   (34,704)      (35,317)       $19.34
  Forfeited..............................................   (56,938)           --
  Expired................................................        --            --        $31.87
                                                            -------     ---------        ------
Outstanding at December 31, 2001.........................   239,665     1,100,952        $30.93
                                                            =======     =========        ======

                            CONSUMERS ENERGY COMPANY

                                                            RESTRICTED
                                                              STOCK                OPTIONS
                                                            ----------   ----------------------------
                                                              NUMBER      NUMBER     WEIGHTED AVERAGE
                                                            OF SHARES    OF SHARES    EXERCISE PRICE
                                                            ---------    ---------   ----------------
CLASS G COMMON STOCK
Outstanding at January 1, 1999............................    30,490       73,900         $22.37
  Granted.................................................     3,427           --
  Exercised or Issued.....................................    (7,360)     (19,000)        $18.45
  Forfeited...............................................   (17,949)          --
  Expired.................................................        --      (27,200)        $24.50
  Converted to CMS Energy Common Stock....................    (8,608)     (27,700)        $22.98
                                                             -------     --------         ------
Outstanding at December 31, 1999..........................        --           --             --
                                                             -------     --------         ------
Outstanding at December 31, 2000..........................        --           --             --
                                                             -------     --------         ------
Outstanding at December 31, 2001..........................        --           --             --
                                                             =======     ========         ======

     The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2001:

                                                             NUMBER          WEIGHTED          WEIGHTED
RANGE OF                                                    OF SHARES        AVERAGE           AVERAGE
EXERCISE PRICES                                            OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
---------------                                            -----------    --------------    --------------
CMS ENERGY COMMON STOCK:
$17.00 -- $22.00.......................................       243,048       7.14 years          $17.93
$24.75 -- $30.63.......................................       154,643       4.06 years          $27.83
$31.04 -- $31.04.......................................       256,650       9.15 years          $31.04
$33.11 -- $39.06.......................................       338,447       6.99 years          $37.61
$43.38 -- $43.38.......................................       108,164       6.57 years          $43.38
$17.00 -- $43.38.......................................     1,100,952       7.07 years          $30.93

     In 2001, 2000, and 1999, the weighted average fair value of options granted for CMS Energy Common Stock was $6.37, $1.91, and $6.08. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
CMS ENERGY COMMON STOCK OPTIONS
Risk-free interest rate.....................................     4.80%      6.56%      5.66%
Expected stock price volatility.............................    29.48%     26.53%     16.96%
Expected dividend rate......................................    $.365      $.365      $.365
Expected option life (years)................................      4.6        4.4        4.7

     Consumers applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. For 2001, if compensation cost for stock options had been determined in accordance with SFAS No. 123, Consumers' net income would have decreased by $1 million, and less than $1 million for 2000 and 1999. In 2001, 2000, and 1999, the compensation cost charged against income for restricted stock was $3 million, $1 million, and $3 million.

                            CONSUMERS ENERGY COMPANY

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

                                                             WEIGHTED-AVERAGE ASSUMPTIONS
                                                  --------------------------------------------------
                                                      PENSION & SERP                  OPEB
                                                  -----------------------    -----------------------
                                                               YEARS ENDED DECEMBER 31
                                                  --------------------------------------------------
                                                  2001     2000     1999     2001     2000     1999
                                                  ----     ----     ----     ----     ----     ----
Discount rate.................................    7.25%    7.75%    7.75%    7.25%    7.75%    7.75%
Expected long-term rate of return on plan
  assets......................................    9.75%    9.75%    9.25%    8.30%    7.00%    7.00%
Rate of compensation increase:
  Pension -- to age 45........................    5.25%    5.25%    5.25%
          -- age 45 to assumed retirement.....    3.75%    3.75%    3.75%
  SERP........................................     5.5%    5.50%    5.50%

     Retiree health care costs at December 31, 2001 are based on the assumption that costs would decrease gradually from the 2001 trend rate of 7.5 percent to
5.5 percent in 2009 and thereafter.

     CMS Energy's Net Pension Plan, Consumers' SERP and OPEB benefit costs consist of:

                                                              PENSION & SERP               OPEB
                                                           --------------------    --------------------
                                                                     YEARS ENDED DECEMBER 31
                                                           --------------------------------------------
                                                           2001    2000    1999    2001    2000    1999
                                                           ----    ----    ----    ----    ----    ----
                                                                           IN MILLIONS
Service cost...........................................    $ 37    $ 31    $ 32    $ 13    $ 11    $ 12
Interest expense.......................................      84      79      69      57      52      44
Expected return on plan assets.........................     (99)    (92)    (84)    (40)    (34)    (24)
Amortization of unrecognized transition (asset)........      (5)     (5)     (5)     --      --      --
Ad Hoc Retiree Increase................................      --      --       3      --      --      --
Amortization of:
  Net (gain) or loss...................................      --      --      --      --      (1)     (1)
  Prior service cost...................................       8       4       4      (1)     --      --
                                                           ----    ----    ----    ----    ----    ----
Net periodic pension and postretirement benefit cost...    $ 25    $ 17    $ 19    $ 29    $ 28    $ 31
                                                           ====    ====    ====    ====    ====    ====

     The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost component.........         $ 11              $ (9)
Effect on postretirement benefit obligation.................         $119              $(99)

                            CONSUMERS ENERGY COMPANY

     The funded status of the CMS Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                PENSION PLAN               SERP                  OPEB
                                             ------------------       --------------       ----------------
                                              2001        2000        2001      2000       2001       2000
                                              ----        ----        ----      ----       ----       ----
                                                                      IN MILLIONS
Benefit obligation January 1.............    $1,081      $  971       $ 18      $ 19       $ 754      $ 685
Service cost.............................        36          30          1         1          13         11
Interest cost............................        83          78          1         1          57         52
Plan amendment...........................        --          54         --        --         (16)        --
Business combinations....................        --          --         --        --          --         --
Actuarial loss (gain)....................        96          25         --         1         102         40
Benefits paid............................      (101)        (77)        (1)       (1)        (34)       (34)
                                             ------      ------       ----      ----       -----      -----
Benefit obligation December 31...........     1,195       1,081         19        21         876        754
                                             ======      ======       ====      ====       =====      =====
Plan assets at fair value at January 1...       994       1,094         --        --         450        418
Actual return on plan assets.............      (113)        (23)        --        --         (23)       (16)
Company contribution.....................        65          --         --        --          48         48
Business combinations....................        --          --         --        --          --         --
Actual benefits paid.....................      (101)        (77)        --        --          --         --
                                             ------      ------       ----      ----       -----      -----
Plan assets at fair value at December
  31(a)..................................       845         994         --        --         475        450
                                             ======      ======       ====      ====       =====      =====
Benefit obligation less than (in excess
  of) plan assets........................      (350)        (87)       (21)      (21)       (401)      (304)
Unrecognized net (gain) loss from
  experience different than assumed......       235         (71)         3         2         176         13
Unrecognized prior service cost..........        68          76          1         1         (15)        (1)
Unrecognized net transition (asset)......        --          (5)        --        --          --         --
Panhandle adjustment.....................        (7)         (9)        --        --          --         --
                                             ------      ------       ----      ----       -----      -----
Recorded liability.......................    $  (54)     $  (96)      $(17)     $(18)      $(240)     $(292)
                                             ======      ======       ====      ====       =====      =====

-------------------------
(a) Primarily stocks and bonds, including CMS Energy Common Stock of $126 million and $166 million in the pension plan assets and $3 million and $4 million in the OPEB plan assets at December 31, 2001 and 2000, respectively.

     SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2001 and 2000, trust assets were $24 million and $26 million, respectively, and were classified as other non-current assets. In 2001 and 2000, the accumulated benefit obligation for SERP was $16 million and $15 million.

     Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $20 million in 2001, and $18 million in 2000.

     Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. As of December 31, 2001, the net transition asset has been fully amortized. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

     In 1992, Consumers adopted the required accounting for postretirement benefits and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated

                            CONSUMERS ENERGY COMPANY
recovery in utility rates (see Note 1, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

8: LEASES

     Consumers leases various assets, including vehicles, railcars, aircraft, construction equipment, computer equipment, and buildings. In November 2001, Consumers' nuclear fuel capital leasing arrangement expired upon mutual agreement by the lessor and Consumers. At termination of the lease, Consumers paid the lessor $48 million, which was the lessor's remaining investment at that time. Consumers has both full-service and net leases, the latter of which requires Consumers to pay for taxes, maintenance, operating costs, and insurance.

     Minimum rental commitments under Consumers' non-cancelable leases at December 31, 2001, were:

                                                                CAPITAL LEASES    OPERATING LEASES
                                                                --------------    ----------------
                                                                           IN MILLIONS
2002........................................................         $19                $ 12
2003........................................................          16                  15
2004........................................................          13                  13
2005........................................................          12                  11
2006........................................................          11                  11
2007 and thereafter.........................................          10                  98
                                                                     ---                ----
Total minimum lease payments................................          81                $160
                                                                                        ====
Less imputed interest.......................................          12
                                                                     ---
Present value of net minimum lease payments.................          69
Less current portion........................................          13
                                                                     ---
Non-current portion.........................................         $56
                                                                     ===

     Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. For the years ended December 31, 2001, 2000 and 1999, operating lease charges, including charges to clearing and other accounts, were $15 million, $16 million, and $14 million, respectively.

     For the years ended December 31, 2001, 2000 and 1999, capital lease expenses were $26 million, $41 million, and $41 million, respectively. Included in these amounts, for the years ended 2001, 2000 and 1999, are nuclear fuel lease expenses of $9 million, $22 million and $23 million, respectively.

     In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The lessor has committed to fund up to $70 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the unlikely event of certain defaults. For several other remote events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. This lease is classified as an operating lease. Estimated minimum lease commitments, assuming an investment of $70 million, based on LIBOR at inception of the lease, under this non-cancelable operating lease

                            CONSUMERS ENERGY COMPANY
would be approximately $5 million each year from 2003 through 2007 and a total of $52 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

9: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                     ACCUMULATED
                                                                NET INVESTMENT       DEPRECIATION
                                                                --------------      --------------
                                                                           DECEMBER 31
                                                                ----------------------------------
                                                                2001      2000      2001      2000
                                                                ----      ----      ----      ----
                                                                           IN MILLIONS
Campbell Unit 3 -- 93.3 percent.............................    $279      $291      $312      $299
Ludington -- 51 percent.....................................      76       100        88       105
Transmission facilities -- various..........................      37        31        40        17
Distribution lines -- various...............................      10         0         0         0

10: REPORTABLE SEGMENTS

     Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation, transmission and distribution of electricity. The gas segment consists of regulated activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those Consumers describes in the summary of significant accounting policies. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. For 2001, 2000 and 1999, these amounts include earnings from investments accounted for by the equity method of $38 million, $57 million and $50 million, respectively. For 2001, 2000 and 1999, Consumers had investments accounted for by the equity method of $553 million, $535 million and $487 million, respectively. Consumers accounts for intersegment sales and transfers at current market prices and eliminates them in consolidated pretax operating income by segment. Other segment information follows:

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
Depreciation, depletion and amortization
  Electric..................................................    $  219    $  311    $  315
  Gas.......................................................       118       113       107
  Other.....................................................         2         2         2
                                                                ------    ------    ------
Total Consolidated..........................................    $  339    $  426    $  424
                                                                ======    ======    ======
Interest Charges
  Electric..................................................    $  153    $  145    $  133
  Gas.......................................................        50        48        48
  Other.....................................................        21        27        19
                                                                ------    ------    ------
  Subtotal..................................................       224       220       200
  Eliminations..............................................       (38)      (37)      (19)
                                                                ------    ------    ------
Total Consolidated..........................................    $  186    $  183    $  181
                                                                ======    ======    ======

                            CONSUMERS ENERGY COMPANY

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                       IN MILLIONS
Income Taxes
  Electric(a)...............................................    $   17    $  115    $  126
  Gas.......................................................        25        24        41
  Other.....................................................         1         9         5
                                                                ------    ------    ------
Total Consolidated..........................................    $   43    $  148    $  172
                                                                ======    ======    ======
Total assets
  Electric(b)...............................................    $5,454    $5,231    $4,675
  Gas(b)....................................................     2,197     1,780     1,731
  Other.....................................................     1,124     1,117     1,122
                                                                ------    ------    ------
  Subtotal..................................................     8,775     8,128     7,528
  Eliminations..............................................      (469)     (355)     (358)
                                                                ------    ------    ------
Total Consolidated..........................................    $8,306    $7,773    $7,170
                                                                ======    ======    ======
Capital expenditures(c)
  Electric..................................................    $  623    $  430    $  385
  Gas.......................................................       145       120       120
                                                                ------    ------    ------
Total.......................................................    $  768    $  550    $  505
                                                                ======    ======    ======

-------------------------
(a) 2001 amount includes the $6 million tax benefit due to the change in accounting for derivative instruments.

(b) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(c) Includes electric restructuring implementation plan, capital leases for nuclear fuel, purchase of nuclear fuel and other assets and electric DSM costs. Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

11: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 2001 obligation to purchase electric capacity from the MCV Partnership provided 15.3 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                      IN MILLIONS
Operating revenue(a)........................................    $611      $604      $617
Operating expenses..........................................     453       392       401
                                                                ----      ----      ----
Operating income............................................     158       212       216
Other expense, net..........................................     110       122       136
                                                                ----      ----      ----
Net income..................................................    $ 48      $ 90      $ 80
                                                                ====      ====      ====

                            CONSUMERS ENERGY COMPANY

BALANCE SHEETS

                             DECEMBER 31
                           ---------------
                            2001     2000
                            ----     ----
                             IN MILLIONS
ASSETS
Current assets(b)........  $  341   $  429
Plant, net...............   1,610    1,671
Other assets.............     166      175
                           ------   ------
                           $2,117   $2,275
                           ======   ======

                             DECEMBER 31
                           ---------------
                            2001     2000
                            ----     ----
                             IN MILLIONS
LIABILITIES AND EQUITY
  Current liabilities....  $  320   $  316
  Non-current
     liabilities(c)......   1,245    1,431
  Partners' equity(d)....     552      528
                           ------   ------
                           $2,117   $2,275
                           ======   ======

-------------------------
(a) For 2001, 2000, and 1999, revenue from Consumers totaled $550 million, $569 million and $586 million, respectively.

(b) At December 31, 2001 and 2000, receivables from Consumers totaled $49 and $43 million, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2001 and 2000, the MCV Partnership owed lease obligations of $1.11 billion and $1.24 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2001 lease payments was $36 million and $54 million, respectively, and for the 2000 lease payments was $52 million and $67 million, respectively. As of December 31, 2001 and 2000 the lease payments service $597 million and $733 million in non-recourse debt outstanding, respectively, of the owner-trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2001 and 2000, the owner-trust made debt payments (including interest) of $217 million and $212 million, respectively. FMLP's earnings for 2001, 2000, and 1999 were $30 million, $30 million, and $24 million, respectively.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Consumers Energy Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the financial statements, effective January 1, 2001, July 1, 2001 and December 31, 2001, Consumers Energy Company changed its method of accounting related to derivatives and hedging activities in accordance with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and the related implementation guidance issued by the Derivatives Implementation Group and approved by the Financial Accounting Standards Board.

[ARTHUR ANDERSEN LLP SIG]

Detroit, Michigan,
March 22, 2002

                            CONSUMERS ENERGY COMPANY
                        QUARTERLY FINANCIAL INFORMATION

                                            2001 (UNAUDITED)                                  2000 (UNAUDITED)
                               ------------------------------------------        ------------------------------------------
      QUARTERS ENDED           MARCH 31    JUNE 30    SEPT. 30    DEC. 31        MARCH 31    JUNE 30    SEPT. 30    DEC. 31
      --------------           --------    -------    --------    -------        --------    -------    --------    -------
                                                                       IN MILLIONS
Operating revenue..........     $1,219      $873        $899      $1,023          $1,126      $808        $874      $1,127
Pretax operating income
  (loss)...................     $  213      $108        $(53)     $   77          $  187      $ 92        $142      $  214
Net income (loss) before
  cumulative effect of
  change in accounting
  principle................     $  107      $ 43        $(62)     $  (23)         $   94      $ 33        $ 72      $  105
Cumulative effect of change
  in accounting for
  derivative instruments,
  net of $6 tax............         --        --          --      $  (11)             --        --          --          --
Net income (loss)..........     $  107      $ 43        $(62)     $   12          $   94      $ 33        $ 72      $  105
Preferred stock
  dividends................         --        --          --      $    2              --        --          --      $    2
Preferred securities
  distributions............     $    9      $ 10        $ 12      $   10          $    9      $  9        $  9      $    7
Net income (loss) available
  to common stockholder....     $   98      $ 33        $(74)     $    0          $   85      $ 24        $ 63      $   96

                      (This page intentionally left blank)

                  [CMS ENERGY-PANHANDLE EASTERN PIPELINE LOGO]

                           2001 FINANCIAL STATEMENTS

                      PANHANDLE EASTERN PIPE LINE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns an interest in an LNG regasification plant and related facilities (See Note 1, Corporate Structure). The rates and conditions of service of the interstate natural gas transmission and storage operations of Panhandle, as well as the LNG operations are subject to the rules and regulations of the FERC.

     This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This Annual Report and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial outlook. This Annual Report also describes material contingencies in the Notes to Consolidated Financial Statements and the readers are encouraged to review these Notes.

     The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

RESULTS OF OPERATIONS

NET INCOME:

                                                                     YEARS ENDED
                                                                     DECEMBER 31
                                                                ----------------------
                                                                2001    2000    CHANGE
                                                                ----    ----    ------
                                                                     IN MILLIONS
Net Income..................................................    $62     $64      $(2)

     For the year 2001, net income was $62 million, a decrease of $2 million from the corresponding period in 2000 due primarily to lower reservation revenues, higher operating expenses, and an extraordinary loss on debt extinguishment in 2001, partially offset by higher LNG terminalling revenues in 2001. Total natural gas volumes delivered for the year 2001 decreased 3 percent from 2000 primarily due to lower transportation volumes for Panhandle Eastern Pipe Line.

     Revenues for the year 2001 increased $30 million from the corresponding period in 2000 due primarily to increased LNG terminalling revenues resulting from increased LNG demand due to extremely high gas prices in early 2001. This increase was partially offset by lower reservation revenues in 2001, continuing a trend from prior years.

     Operating expenses for the year 2001 increased $34 million from the corresponding period in 2000 due primarily to $11 million of lower of cost or market adjustments to Panhandle's current supply of system gas, higher corporate charges, insurance costs and expenses for twelve months in 2001 for Sea Robin versus only ten months in 2000.

PRETAX OPERATING INCOME:

                                                                CHANGE COMPARED
                                                                 TO PRIOR YEAR
                                                                ---------------
                                                                 2001 VS 2000
                                                                 ------------
                                                                  IN MILLIONS
Reservation revenue.........................................         $(11)
LNG terminalling revenue....................................           35
Commodity revenue...........................................            9
Other revenue...............................................           (3)
Operations and maintenance..................................          (26)
Depreciation and amortization...............................           (4)
General Taxes...............................................           (4)
                                                                     ----
       Total Change.........................................         $ (4)
                                                                     ====

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

NEW ACCOUNTING STANDARDS

     In addition to the identified critical accounting policy discussed above, future results will be affected by a number of new accounting standards that recently have been issued.

     SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141 issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001 will result in Panhandle accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

     SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and has been amortized using the straight-line method, with a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard as of January 1, 2002. Panhandle is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets upon adoption. At December 31, 2001, the amount of unamortized goodwill was $700 million. Goodwill amortization was approximately $19 million for the twelve months ended December 31, 2001. The provisions of SFAS No. 142 require adoption as of January 1, 2002 for calendar year entities.

     SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Panhandle is currently studying the effects of the new standard.

     SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
ASSETS: This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Panhandle accounting for any future impairments or disposals of long-lived assets under the foregoing provisions, but will not change the accounting principles used in previous asset impairments or disposals.

OFF BALANCE SHEET ARRANGEMENTS

     In December 2001, Panhandle entered into a joint venture transaction that created CMS Trunkline LNG Holdings, LLC, which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. LNG Holdings then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from bank loans. The net proceeds were distributed to Panhandle Eastern Pipe Line, with $75 million of the proceeds coming in the form of a loan. While earnings are divided pursuant to a sharing formula, LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset dispositions, and appointment of officers.

     The LNG Holdings transaction monetized the value of Trunkline LNG and the value created by a 22-year contract with BG LNG Services, beginning January 2002, for all the uncommitted capacity at the facility. Due to the commitment by Panhandle to reinvest the proceeds in the joint venture to finance the LNG expansion project, the $183 million of proceeds received by Panhandle in excess of Panhandle's book basis in Trunkline LNG was not recognized as a gain, but instead has been recorded as a deferred credit on Panhandle's balance sheet. Panhandle has also guaranteed repayment of $90 million of bridge loans included in the initial $290 million of debt issued by the joint venture, if the joint venture has not obtained replacement lenders by March 2002. Panhandle Eastern Pipe Line has also provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture. For further information, see Note 9, Investment in Affiliates and Note 10, Commitments and Contingencies.

OUTLOOK

     CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and its significant ownership interest in and operation of the nation's largest operating LNG receiving terminal (See Note 9, Investment in Affiliates) through expansion and better utilization of its existing facilities and construction of new facilities. By providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. Panhandle has a one-third interest in Guardian Pipeline LLC, which is currently constructing a 141-mile, 36 inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002 (See Note 9, Investment in Affiliates). Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline Company which is converting an existing

720-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline is expected to begin full commercial service in April 2002. For further information see Note 9, Investment in Affiliates.

     In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract, beginning January 2002, for all the uncommitted capacity at the Lake Charles facility. The 22-year contract, in conjunction with new rates effective January 2002 (see Note 3, Regulatory Matters), will result in reduced revenues for Trunkline LNG from 2001 levels but less earnings volatility going forward. In October 2001 Trunkline LNG announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. Assuming FERC approval, the expanded facility is planned to be in operation in early 2005. The expansion expenditures are currently expected to be funded by Panhandle loans to CMS Trunkline LNG Holdings, which will be sourced by repayments by CMS Capital to Panhandle on its outstanding note receivable. In late December 2001, Panhandle completed a previously announced $320 million monetization of the Trunkline LNG business and the value created by long-term contracts for capacity at the facility. The joint venture transaction will result in a reduced share of Trunkline LNG's income and distributions being received by Panhandle due to the service of debt on the books of the joint venture as well as a reduced equity ownership in the project, partially offset by lower consolidated interest expense due to Panhandle debt being retired with the proceeds generated by the transaction. For further information, see Note 2, Summary of Significant Accounting Policies and Other Matters and Note 9, Investment in Affiliates.

     In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant will be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas via a new 40-mile pipeline between the terminal and existing pipelines in the region. The terminal will be operated and maintained by a joint operating company with majority oversight by Panhandle upon its completion, which is estimated to be in 2006.

     In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 3, Regulatory Matters.

     UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 5) the impact of any future rate cases, for any of Panhandle's regulated operations; 6) current initiatives for additional federal rules and legislation regarding pipeline safety; 7) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; 8) market risks associated with Panhandle's investment in the liquids pipeline business via the Centennial Pipeline venture; and 9) increased security costs as a result of the September 11, 2001 terrorist attack in the United States. It is not certain to what extent these additional costs will be recoverable through Panhandle's rates.

OTHER MATTERS

ENVIRONMENTAL MATTERS

     Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

     PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. For further information, see Note 10, Commitments and Contingencies -- Environmental Matters.

     AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised State Implementation Plans (SIPS) for 22 states, including five states in which Panhandle operates. For further information, see
Note 10, Commitments and Contingencies -- Environmental Matters.

     In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

                      PANHANDLE EASTERN PIPE LINE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED      YEAR ENDED      MARCH 29-      JANUARY 1-
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     MARCH 28,
                                                      2001            2000            1999           1999
                                                  ------------    ------------    ------------    ----------
                                                                         (IN MILLIONS)
OPERATING REVENUE
  Transportation and storage of natural gas...        $423            $425            $305           $123
  LNG terminalling revenue....................          75              40              13             --
  Other.......................................          15              18              25              5
                                                      ----            ----            ----           ----
       Total operating revenue................         513             483             343            128
                                                      ----            ----            ----           ----
OPERATING EXPENSES
  Operation and maintenance...................         237             211             151             40
  Depreciation and amortization...............          69              65              44             14
  General taxes...............................          27              23              22              7
                                                      ----            ----            ----           ----
       Total operating expenses...............         333             299             217             61
                                                      ----            ----            ----           ----
PRETAX OPERATING INCOME.......................         180             184             126             67
OTHER INCOME, NET.............................          10               8               2              4
INTEREST CHARGES
  Interest on long-term debt..................          84              82              59              5
  Other interest..............................          (1)              3               1             13
                                                      ----            ----            ----           ----
       Total interest charges.................          83              85              60             18
                                                      ----            ----            ----           ----
NET INCOME BEFORE INCOME TAXES................         107             107              68             53
INCOME TAXES..................................          43              43              27             20
                                                      ----            ----            ----           ----
NET INCOME BEFORE EXTRAORDINARY ITEM..........          64              64              41             33
EXTRAORDINARY LOSS, NET OF TAX................          (2)             --              --             --
                                                      ----            ----            ----           ----
CONSOLIDATED NET INCOME.......................        $ 62            $ 64            $ 41           $ 33
                                                      ====            ====            ====           ====

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   MARCH 29-      JANUARY 1-
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 28,
                                                      2001            2000            1999           1999
                                                  ------------    ------------    ------------    ----------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................       $  62           $  64          $    41          $ 33
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization...............          69              65               44            14
  Deferred income taxes.......................          59              87               34            --
  Changes in current assets and liabilities...         (18)            (35)              51           (29)
  Other, net..................................          (8)             (7)               9             3
                                                     -----           -----          -------          ----
     Net cash provided by operating
       activities.............................         164             174              179            21
                                                     -----           -----          -------          ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Panhandle....................          --              --           (1,900)           --
  Capital and investment expenditures.........         (85)           (129)             (53)           (4)
  Net increase in advances
     receivable -- PanEnergy..................          --              --               --           (17)
  Proceeds from LNG transaction...............         235              --               --            --
  Retirements and other.......................         (25)             (1)              (1)           --
                                                     -----           -----          -------          ----
     Net cash provided by (used in) investing
       activities.............................         125            (130)          (1,954)          (21)
                                                     -----           -----          -------          ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution from parent....................         150              --            1,116            --
  Long-term debt issuance.....................          75              99              785            --
  Long-term debt retirements..................        (192)             --               --            --
  Net increase in current note
     receivable -- CMS Capital................          76             (77)             (85)           --
  Net increase in non-current note
     receivable -- CMS Capital................        (337)             --               --            --
  Dividends paid..............................         (61)            (66)             (41)           --
                                                     -----           -----          -------          ----
     Net cash provided by/(used in) financing
       activities.............................        (289)            (44)           1,775            --
                                                     -----           -----          -------          ----
  Net Increase (Decrease) in Cash and
     Temporary Cash Investments...............          --              --               --            --
  CASH AND TEMPORARY CASH INVESTMENTS,
     BEGINNING OF PERIOD......................          --              --               --            --
                                                     -----           -----          -------          ----
  CASH AND TEMPORARY CASH INVESTMENTS, END OF
     PERIOD...................................       $  --           $  --          $    --          $ --
                                                     =====           =====          =======          ====
OTHER CASH FLOW ACTIVITIES WERE:
  Interest paid (net of amounts
     capitalized).............................       $  85           $  80          $    31          $ 12
  Income taxes paid (net of refunds)..........          (9)            (12)               8            37
OTHER NONCASH ACTIVITIES WERE:
  Property dividend...........................       $  --           $  (4)         $    --          $(81)
  Capital contributions received..............           9              --               11            --

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                       (IN MILLIONS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Cost......................................................       $1,675          $1,679
  Less accumulated depreciation and amortization............          142              99
                                                                   ------          ------
     Sub-total..............................................        1,533           1,580
  Construction work-in-progress.............................           24              20
                                                                   ------          ------
     Net property, plant and equipment......................        1,557           1,600
                                                                   ------          ------
INVESTMENTS IN AFFILIATES...................................           66               7
                                                                   ------          ------
CURRENT ASSETS
  Accounts receivable, less allowances of $3 and $1 as of
     December 31, 2001 and 2000, respectively...............          114             140
  Gas Imbalances -- Receivable..............................           26              71
  System gas and operating supplies.........................           55              21
  Deferred income taxes.....................................            7              12
  Note receivable -- CMS Capital............................           86             162
  Other.....................................................           24              21
                                                                   ------          ------
     Total current assets...................................          312             427
                                                                   ------          ------
NON-CURRENT ASSETS
  Goodwill, net.............................................          700             753
  Note receivable -- CMS Capital............................          337              --
  Debt issuance cost........................................            8              11
  Other.....................................................           30               8
                                                                   ------          ------
     Total non-current assets...............................        1,075             772
                                                                   ------          ------
TOTAL ASSETS................................................       $3,010          $2,806
                                                                   ======          ======
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES
CAPITALIZATION
  Common stockholder's equity
     Common stock, no par, 1,000 shares authorized, issued
      and outstanding.......................................       $    1          $    1
     Paid-in capital........................................        1,286           1,127
     Retained earnings......................................           (5)             (6)
                                                                   ------          ------
       Total common stockholder's equity....................        1,282           1,122
  Long-term debt............................................        1,082           1,193
                                                                   ------          ------
       Total capitalization.................................        2,364           2,315
                                                                   ------          ------
CURRENT LIABILITIES
  Accounts payable..........................................           22              32
  Gas Imbalances -- Payable.................................           64              56
  Accrued taxes.............................................            8               3
  Accrued interest..........................................           26              31
  Accrued liabilities.......................................           35              45
  Other.....................................................           40             104
                                                                   ------          ------
       Total current liabilities............................          195             271
                                                                   ------          ------
NON-CURRENT LIABILITIES
  Deferred income taxes.....................................          185             134
  Deferred commitments......................................          183              --
  Other.....................................................           83              86
                                                                   ------          ------
       Total non-current liabilities........................          451             220
                                                                   ------          ------
TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES...........       $3,010          $2,806
                                                                   ======          ======

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                      YEAR            YEAR
                                                     ENDED           ENDED         MARCH 29-      JANUARY 1-
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 28,
                                                      2001            2000            1999           1999
                                                  ------------    ------------    ------------    ----------
                                                                        (IN MILLIONS)
COMMON STOCK
  At beginning and end of period..............       $    1          $    1          $    1         $    1
                                                     ------          ------          ------         ------
OTHER PAID-IN CAPITAL
  At beginning of period......................        1,127           1,127             466            466
  Acquisition adjustment to eliminate original
     paid-in capital..........................           --              --            (466)            --
  Capital contribution of acquisition costs by
     parent...................................           --              --              11             --
  Contribution of investment by parent........            9              --              --             --
  Cash capital contribution by parent.........          150              --           1,116             --
                                                     ------          ------          ------         ------
     At end of period.........................        1,286           1,127           1,127            466
                                                     ------          ------          ------         ------
RETAINED EARNINGS
  At beginning of period......................           (6)             --             101             92
  Acquisition adjustment to eliminate original
     retained earnings........................           --              --            (101)            --
  Net income..................................           62              64              41             33
  Assumption of net liability by PanEnergy....           --              --              --             57
  Common stock dividends......................          (61)            (70)            (41)           (81)
                                                     ------          ------          ------         ------
     At end of period.........................           (5)             (6)             --            101
                                                     ------          ------          ------         ------
  TOTAL COMMON STOCKHOLDER'S EQUITY...........       $1,282          $1,122          $1,128         $  568
                                                     ======          ======          ======         ======

        The accompanying notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CORPORATE STRUCTURE

     Panhandle Eastern Pipe Line Company is a wholly owned subsidiary of CMS Gas Transmission and ultimately CMS Energy. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, owns an interest in an LNG regasification plant and related facilities, and is subject to the rules and regulations of the FERC.

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

     The acquisition of Panhandle by CMS Panhandle Holding was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles in the United States. Panhandle allocated the purchase price paid by CMS Panhandle Holding to its net assets as of the acquisition date based on an appraisal completed December 1999. Accordingly, the post-acquisition financial statements reflect a new basis of accounting. Pre-acquisition period and post-acquisition period financial results (separated by a heavy black line) are presented but are not comparable.

     Assets acquired and liabilities assumed are recorded at their estimated fair values. Panhandle allocated the excess purchase price over the fair value of net assets acquired of $788 million to goodwill and has amortized this amount on a straight-line basis with an estimated life of forty years. The amortization of the excess purchase price over 40 years reflects the nature of the industry in which Panhandle competes as well as the long-lived nature of Panhandle's assets. Panhandle ceased amortization effective January 1, 2002, upon adoption of SFAS No. 142, (see Note 2, Summary of Significant Accounting Policies and Other Matters). The purchase price, and resulting goodwill, reflect the significant investment required for entry into the natural gas transmission and storage business due to regulation, high replacement costs and competition. The excess purchase price over the

                      PANHANDLE EASTERN PIPE LINE COMPANY
prior carrying amount of Panhandle's net identifiable assets as of March 29, 1999 totaled $1.3 billion, and was allocated as follows:

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
                                                                                ======

     Pro forma results of operations for 1999 as though Panhandle had been acquired and purchase accounting applied at the beginning of the year are as follows:

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1999
                                                                   (UNAUDITED)
                                                                -----------------
                                                                   IN MILLIONS
Revenues....................................................         $  467
Net income..................................................             67
Total assets................................................          2,560

     In March 2000, Trunkline, a subsidiary of Panhandle Eastern Pipe Line, acquired the Sea Robin Pipeline from El Paso Energy Corporation for cash of approximately $74 million and certain other consideration (See Note 8, Long-Term
Debt). Sea Robin is a 1 bcf per day capacity natural gas and condensate pipeline system located in the Gulf of Mexico offshore Louisiana west of Trunkline's existing Terrebonne system.

     In December 2001, Panhandle completed a $320 million monetization transaction of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The joint venture transaction included the formation of CMS Trunkline LNG Holdings LLC, which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The joint venture and its $290 million of newly issued long-term debt is not consolidated with Panhandle, reflecting Panhandle's lack of control of the new entity. For further information, see Note 9, Investment in Affiliates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     CONSOLIDATIONS: The consolidated financial statements include the accounts of all of Panhandle's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by Panhandle, but where it has significant influence over operations, are accounted for using the conventional equity method where Panhandle's equity income is equal to its percentage ownership share of the net income of the affiliate. When special conditions warrant, for example when the affiliate is a highly leveraged entity and its capital structure is such that Panhandle's share of net income cannot be simply stated as a percentage of net income based on its equity ownership percentage, accounting rules dictate that the preferred approach to equity income measurement is determined by using the Hypothetical Liquidation at Book Value
(HLBV) method. Panhandle believes such conditions exist with its LNG Holdings investment, therefore Panhandle will use the HLBV method to account for earnings from this investment. Cash distributions by LNG Holdings are expected to be made quarterly, subject to coverage tests and other requirements. For more information, see Note 9, Investment in Affiliates.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS: All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for current operations and materials and supplies and is recorded at the lower of cost or market, using the weighted average cost method. The non-current portion of gas held for operations has been reflected in Other non-current assets and is recorded at cost. Effective January 1, 1999, Trunkline changed to the weighted average cost method from the last-in first-out method for its gas held for operations with no material impact on the financial statements.

     GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance inventory receivables and payables are valued at lower of cost or market.

     PROPERTY, PLANT AND EQUIPMENT: On March 29, 1999, Panhandle's assets were acquired by CMS Panhandle Holding. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles in the United States. Panhandle's property, plant and equipment (PP&E) was adjusted to estimated fair market value on March 29, 1999 and depreciated based on revised estimated remaining useful lives. Panhandle's accumulated depreciation and amortization provision balance at March 29, 1999 was eliminated pursuant to the purchase method of accounting (See Note 1, Corporate Structure).

     Ongoing additions of PP&E are stated at original cost. Panhandle capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of PP&E is also capitalized. The cost of repairs and replacements of minor items of PP&E is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.0%, 2.9% and 2.6% for 2001, 2000 and 1999, respectively.

     When PP&E is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income.

     IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18 and SFAS No. 121, Panhandle evaluates the potential impairment of its investments in projects and other long-lived assets, including goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

     UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Panhandle amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective issues.

     ENVIRONMENTAL EXPENDITURES: Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Under the terms of the sale of Panhandle to CMS Energy (See Note 1, Corporate Structure), a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites

                      PANHANDLE EASTERN PIPE LINE COMPANY
and to defend and indemnify Panhandle against certain future environmental litigation and claims. These clean-up programs are expected to continue for several years.

     REVENUES: Revenues on transportation and storage of natural gas are recognized as service is provided. Prior to final FERC approval of filed rates, Panhandle is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. (See Note 3, Regulatory Matters).

     During 2001, sales to Proliance Corporation, a nonaffiliated gas marketer, accounted for 15% of Panhandle's consolidated revenues. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 15% of Panhandle's consolidated revenues during 2001 and 12% during 2000 and 1999. No other customer accounted for 10% or more of consolidated revenues during 2001, 2000, or 1999. Aggregate sales to Panhandle's top ten customers accounted for 60%, 53% and 54% of revenues during 2001, 2000 and 1999, respectively.

     CHANGE IN ACCOUNTING POLICY: As a result of Panhandle's new cost basis resulting from the merger with CMS Panhandle Holding in 1999, which included costs not likely to be considered for regulatory recovery, in addition to the level of discounting being experienced, Panhandle no longer met the criteria of SFAS No. 71 and therefore discontinued application of SFAS No. 71, effective March 1999. Accordingly, upon acquisition by CMS Panhandle Holding, the remaining net regulatory assets of approximately $15 million were eliminated in purchase accounting (See Note 1, Corporate Structure).

     INTEREST COST CAPITALIZED: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. As a result of the discontinuance of SFAS No. 71, Panhandle is now subject to the provisions of SFAS No. 34.

     INCOME TAXES: CMS Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by Panhandle on the basis of its separate company income and deductions in accordance with the established practices of the tax sharing agreement of the consolidated group which provides for, among others, the allocation of tax attributes among its participating members. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

     GOODWILL AMORTIZATION: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and has been amortized using the straight-line method, with a forty-year life, through December 31, 2001. Beginning January 1, 2002 and thereafter, goodwill will no longer be amortized to earnings, but will instead be reviewed for impairment on an annual basis as required by SFAS No. 142. Accumulated amortization of goodwill was $53 million and $35 million, at December 31, 2001 and December 31, 2000, respectively.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

IMPLEMENTATION OF SFAS NO. 133:

     SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
SFAS No. 133 effective January 1, 2001, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 requires that as of the date of the initial adoption the difference between the fair market value of derivative instruments recorded on the Company's balance sheet and the previously recorded book value of the derivative instruments should be reflected as the cumulative effect of a change in accounting principle in either net income or other comprehensive income as appropriate. The gain and losses on derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the

                      PANHANDLE EASTERN PIPE LINE COMPANY
hedged item. The ineffective portion, if any, of all hedges is recognized in current period earnings. Fair market value is determined based upon mathematical models using current and historical data. The adoption of SFAS No. 133 has had no material effect on Panhandle's financial statements.

3. REGULATORY MATTERS

     Effective August 1996, Trunkline placed into effect a general rate increase, subject to refund. In September 1999, Trunkline filed a FERC settlement agreement to resolve certain issues in this proceeding. FERC approved this settlement in February 2000 and required refunds of approximately $2 million that were made in April 2000, with supplemental refunds of $1.3 million in June 2000. In January 2001, Trunkline filed a settlement that included the remaining issues in this proceeding. In April 2001, the FERC approved Trunkline's uncontested settlement, without modification. As part of the settlement, Trunkline reduced its maximum rates in May 2001 and made the remaining refunds totaling approximately $8 million in June 2001.

     In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At December 31, 2001 and December 31, 2000, accounts receivable included $8 million and $59 million, respectively, due from natural gas producers, and other current liabilities included $11 million and $59 million, respectively, for related obligations. Amounts collected and amounts refunded in the fourth quarter 2001 were $31 million and $27 million, respectively; including $3 million refunded to Michigan Gas Storage. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

     In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing was in conjunction with a plan for Centennial Pipeline to convert the line from natural gas transmission service to a refined products pipeline, expected to begin full commercial service in April 2002. Panhandle owns a one-third interest in a newly formed joint venture, along with TEPPCO Partners LP and Marathon Ashland Petroleum LLC. Effective April 2001, the 26-inch pipeline was conveyed to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet.

     In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

     In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. This will result in reduced revenues for Trunkline LNG from 2001 levels but less volatility going forward due to a 22-year contract with BG LNG Services. For further information regarding the BG contract and the Trunkline LNG monetization transaction, see Note 9, Investment in Affiliates.

     For a number of years, Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest

                      PANHANDLE EASTERN PIPE LINE COMPANY
total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

4. RELATED PARTY TRANSACTIONS

                                                   YEAR ENDED      YEAR ENDED      MARCH 29-      JANUARY 1-
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 28,
                                                      2001            2000            1999           1999
                                                  ------------    ------------    ------------    ----------
                                                                         IN MILLIONS
Transportation of natural gas.................        $54             $54             $45            $ 6
LNG terminalling..............................         26              24               4             --
Other operating revenues......................          4               4              15              2
Operation and maintenance(a)..................         47              39              25              8
Interest income...............................          9               8               2             --
Interest expense..............................         --              --              --             13

-------------------------
(a)  Includes allocated benefit plan costs

     Amounts for 1999 reflect only related party transactions with CMS Energy and its subsidiaries for the period after the sale of Panhandle to CMS Energy. In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At December 31, 2001, Note Receivable -- CMS Capital represented a $423 million note ($86 million of which is shown as current, based on estimated draws during the next twelve months) that bore interest at the 30-day commercial paper interest rate. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating or investing needs, has been loaned to CMS Capital. For further information regarding the Trunkline LNG monetization transaction, see Note 9, Investment in Affiliates. Other income includes $9 million for the period ended December 31, 2001 for interest on note receivable from CMS Capital.

     A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                                 DECEMBER 31,
                                                                --------------
                                                                2001      2000
                                                                ----      ----
                                                                 IN MILLIONS
Notes Receivable -- CMS Capital.............................    $423      $162
Accounts Receivable.........................................      61        48
Accounts Payable............................................       7        27
Accrued Liabilities.........................................       2        --
Notes Payable...............................................      75        --
Deferred Commitments........................................     183        --

                      PANHANDLE EASTERN PIPE LINE COMPANY

5. INCOME TAXES

     The separate components of income tax expense consist of:

                                                    YEAR ENDED      YEAR ENDED     MARCH 29-      JANUARY 1-
                                                   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    MARCH 28,
INCOME TAX EXPENSE                                     2001            2000           1999           1999
------------------                                 ------------    ------------   ------------    ----------
                                                                          IN MILLIONS
Current income taxes
  Federal......................................        $(22)           $(42)          $(7)           $18
  State........................................           6              (2)           --              2
                                                       ----            ----           ---            ---
       Total current income taxes..............         (16)            (44)           (7)            20
                                                       ----            ----           ---            ---
Deferred income taxes
  Federal......................................          57              76            29             --
  State........................................           2              11             5             --
                                                       ----            ----           ---            ---
       Total deferred income taxes.............          59              87            34             --
                                                       ----            ----           ---            ---
Total income tax expense.......................        $ 43            $ 43           $27            $20
                                                       ====            ====           ===            ===

     The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                        YEAR ENDED      YEAR ENDED      MARCH 29-      JANUARY 1-
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 28,
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE        2001            2000            1999           1999
---------------------------------------------------    ------------    ------------    ------------    ----------
                                                                              IN MILLIONS
Income tax, computed at the statutory rate.......          $ 38            $ 38            $ 24           $ 18
Adjustments resulting from state income tax, net of
  federal income tax effect......................             5               5               3              2
                                                           ----            ----            ----           ----
Total income tax expense.........................          $ 43            $ 43            $ 27           $ 20
                                                           ====            ====            ====           ====
Effective tax rate...............................          40.2%           40.2%           39.6%          38.2%
                                                           ----            ----            ----           ----

     The principal components of Panhandle's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                 DECEMBER 31,
                                                                --------------
NET DEFERRED INCOME TAX LIABILITY COMPONENTS                    2001     2000
--------------------------------------------                    ----     ----
                                                                 IN MILLIONS
Deferred credits and other liabilities......................    $  25    $  18
Allocated Alternative Minimum Tax Credit....................       10        1
Other.......................................................       14       37
                                                                -----    -----
     Total deferred income tax assets.......................       49       56
Investments and other assets................................      (21)     (24)
Property, plant and equipment...............................     (121)     (71)
Goodwill....................................................      (74)     (73)
                                                                -----    -----
     Total deferred income tax liabilities..................     (216)    (168)
State deferred income taxes, net of federal tax effect......      (11)     (10)
                                                                -----    -----
Net deferred income tax liability...........................     (178)    (122)
Portion classified as current asset.........................       (7)     (12)
                                                                -----    -----
Non-current liability.......................................    $(185)   $(134)
                                                                =====    =====

                      PANHANDLE EASTERN PIPE LINE COMPANY

     As described in Note 1, Corporate Structure, the stock of Panhandle was acquired from subsidiaries of Duke Energy by CMS Panhandle Holding for a total of $2.2 billion in cash and acquired debt. The acquisition was treated as an asset acquisition for tax purposes, which eliminated Panhandle's deferred tax liability and gave rise to a new tax basis in Panhandle's assets equal to the purchase price.

6. PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                  IN MILLIONS
Transmission................................................    $1,383    $1,365
Gathering...................................................        21        18
Underground storage.........................................       230       226
General plant...............................................        41        70
Construction work-in-progress...............................        24        20
                                                                ------    ------
     Total property, plant and equipment....................     1,699     1,699
Less accumulated depreciation and amortization..............       142        99
                                                                ------    ------
     Net property, plant and equipment......................    $1,557    $1,600
                                                                ======    ======

7. FINANCIAL INSTRUMENTS

     Panhandle's financial instruments include approximately $1.1 billion and $1.2 billion of long-term debt at December 31, 2001 and 2000, respectively, with an approximate fair value of $1.0 billion and $1.1 billion as of December 31, 2001 and 2000, respectively. Estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000 are not necessarily indicative of the amounts Panhandle could have realized in current market exchanges.

     The $423 million Note Receivable from CMS Capital ($86 million of which is shown as current) is at fair value since the interest portion is calculated using a floating rate which is updated monthly (See Note 4, Related Party Transactions).

     SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities on the Balance Sheet and to measure those instruments at fair value. As of December 31, 2001, Panhandle believes its derivative contracts qualify for the normal purchase and sales exception of SFAS No. 133, and therefore no impact related to these contracts has been reflected in the financial statements.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                 DECEMBER 31,
                                                                               ----------------
INTEREST RATES                                                   YEAR DUE       2001      2000
--------------                                                   --------       ----      ----
                                                                                 IN MILLIONS
6.125% -- 8.25% Notes.......................................    2004 - 2029    $  924    $1,000
7.2% -- 7.95% Debentures....................................    2023 - 2024       162       200
Unamortized debt (discount) and premium, net................                       (4)       (7)
                                                                               ------    ------
     Total long-term debt...................................                   $1,082    $1,193
                                                                               ======    ======

                      PANHANDLE EASTERN PIPE LINE COMPANY

     In December 2001, Panhandle issued $75 million of 7.25 percent senior notes due in 2006 to CMS Trunkline LNG Holdings, LLC, as part of the Trunkline LNG monetization transaction. For further information, see Note 9, Investment in Affiliates.

     The total amount of debt principal retired in December 2001 with funds from the Trunkline LNG monetization was $189 million, and remaining funds were loaned to CMS Capital. Panhandle incurred $3 million of related early retirement of debt costs which are reflected as a $2 million, net of tax, extraordinary loss on Panhandle's Consolidated Statements of Income.

     On March 27, 2000, Panhandle issued $100 million of 8.25 percent senior notes due 2010. Panhandle used the funds primarily to finance the purchase of Sea Robin (See Note 1, Corporate Structure); the remaining funds were loaned to CMS Capital. In July 2000, these notes were exchanged for substantially identical SEC-registered notes. In December 2001, $40 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $60 million of these notes remained outstanding.

     On March 29, 1999, CMS Panhandle Holding privately placed $800 million of senior notes (See Note 1, Corporate Structure) including: $300 million of 6.125 percent senior notes due 2004; $200 million of 6.5 percent senior notes due 2009; and $300 million of 7.0 percent senior notes due 2029. On June 15, 1999, CMS Panhandle Holding was merged into Panhandle and the obligations of CMS Panhandle Holding under the notes and the indenture were assumed by Panhandle. In September 1999, Panhandle completed an exchange offer which replaced the $800 million of notes originally issued by CMS Panhandle Holding with substantially identical SEC-registered notes. In December 2001, $111 million of these notes were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $689 million of these notes remained outstanding.

     In conjunction with the application of purchase accounting, Panhandle's existing notes totaling $300 million were revalued resulting in a net premium recorded of approximately $5 million. The 7.2% -- 7.95% Debentures have call options whereby Panhandle has the option to repay the debt early. In December 2001, $39 million of the debentures were retired with funds received from the Trunkline LNG monetization transaction. At December 31, 2001, $162 million of the debentures remained outstanding, along with $100 million of notes. Based on when Panhandle can exercise the redemption options, all $162 million of the remaining debentures could potentially be repaid in 2003.

     OTHER: Under its most restrictive borrowing arrangement at December 31, 2001 and December 31, 2000, none of Panhandle's consolidated net income was restricted for payment of common dividends.

9. INVESTMENT IN AFFILIATES

     Panhandle's proportionate share of net income for the years ended December 31, 2000 and 1999 was $.3 million and $.2 million, respectively. These amounts are reflected in the Consolidated Statements of Income as Other Operating Revenues. Investment in affiliates includes the following:

     LNG HOLDINGS. In December 2001, Panhandle entered into a joint venture transaction that created LNG Holdings, which owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. LNG Holdings then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from bank loans. The net proceeds were distributed to Panhandle, with $75 million of the proceeds coming in the form of a loan. While earnings are divided pursuant to a sharing formula, LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset dispositions, and appointment of officers. Due to the lack of control of the joint venture, LNG Holdings is not consolidated in the financial statements of Panhandle and thus the debt of LNG Holdings is not reflected on Panhandle's balance sheet at December 31, 2001.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     The LNG Holdings transaction monetized the value of Trunkline LNG and the value created by a 22-year BG contract. Due to the commitment by Panhandle to reinvest the proceeds in the joint venture to finance the LNG expansion project, the $183 million of proceeds received by Panhandle in excess of Panhandle's book basis in Trunkline LNG was not recognized as a gain, but instead has been recorded as a deferred credit on Panhandle's balance sheet. Panhandle has also guaranteed repayment of $90 million of bridge loans included in the initial $290 million of debt issued by the joint venture, if the joint venture has not obtained replacement lenders by March 2002. Panhandle Eastern Pipe Line has also provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture.

     Trunkline Gas, a wholly owned indirect subsidiary of Panhandle is the manager and operator of the joint venture pursuant to a management agreement with the joint venture and is reimbursed its costs and is paid an incentive fee if certain targets are achieved.

     GUARDIAN. In November 2001, CMS Gas Transmission conveyed its interest in Guardian Pipeline LLC to Panhandle. Panhandle now owns a one-third interest in Guardian Pipeline LLC along with Viking Gas Transmission, a subsidiary of Xcel Corporation and WICOR, a subsidiary of Wisconsin Energy Corporation. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. Trunkline Gas will operate and maintain the pipeline upon its completion, which is expected in November 2002.

     CENTENNIAL. Panhandle owns a one-third interest in the Centennial Pipeline LLC along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. The joint venture will operate an interstate refined petroleum products pipeline extending from the U.S. Gulf Coast to Illinois. Effective April 2001, Trunkline conveyed an existing 26 inch, 720-mile pipeline to Centennial and the book value of the asset, including related goodwill, is now reflected in Investments on the Consolidated Balance Sheet. The pipeline is expected to begin full commercial service in April 2002.

     LEE 8 STORAGE. Panhandle Eastern Pipe Line, through its subsidiary Panhandle Storage, owns a 40 percent interest in the Lee 8 partnership, which operates a 1.4 bcf natural gas storage facility in Michigan. This interest results from the contribution of the stock of Panhandle Storage to Panhandle Eastern Pipe Line by CMS Panhandle Holding on March 29, 1999. The remaining interest in the Lee 8 partnership is owned by MG Ventures Storage Corporation, a subsidiary of Utilicorp United Corporation (40 percent) and Howard Energy Company (20 percent).

10. COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including interest costs capitalized, to be $114 million in 2002, $153 million in 2003 and $149 million in 2004. These amounts include expenditures associated with the LNG terminal expansion which was filed with FERC on December 26, 2001. The expansion expenditures (excluding capitalized interest), estimated at $21 million in 2002, $81 million in 2003 and $49 million in 2004, are currently expected to be funded by Panhandle loans to CMS Trunkline LNG Holdings, sourced by repayments by CMS Capital on the outstanding note receivable (see Note 9, Investment in Affiliates). Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations and contributions from the parent.

     LITIGATION: Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for several years. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is 17.32 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

     AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on the court's decision, most of the states subject to the rule submitted their SIP revisions in October 2000. However, the EPA must revise the section of the rule that affected Panhandle's facilities. Panhandle expects the EPA to make this section of the rule effective in 2002 and expects the future costs to range from $13 million to $29 million for capital improvements to comply.

     In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

     OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position.

     In December 2001, Panhandle contributed its interest in Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle has guaranteed repayment of $90 million of bridge loans included in the initial $290 million of debt issued by LNG Holdings if replacement lenders have not been found by March 2002. Panhandle Eastern Pipe Line has also provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and

                      PANHANDLE EASTERN PIPE LINE COMPANY
liabilities as the manager/operator of the joint venture. For further information, see Note 9, Investment in Affiliates.

     In conjunction with the Centennial Pipeline project, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the construction and initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets. For further information, see Note 9, Investment in Affiliates.

     In March 1999, CMS Gas Transmission, Panhandle's parent company, became a partner with a one-third interest in Guardian Pipeline LLC along with Viking Gas Transmission and WICOR. In November 2001 CMS Gas Transmission conveyed its interest in Guardian to Panhandle. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in November 2002. The guaranty will be released when Guardian reaches certain operational and financial targets.

     Under the terms of a settlement related to a transportation agreement between Panhandle and Northern Border Pipeline Company, Panhandle guaranteed payment to Northern Border Pipeline Company under a transportation agreement held by a third party. The Panhandle guarantee expired on October 31, 2001, and Panhandle has no remaining obligations.

     LEASES: Panhandle utilizes assets under operating leases in several areas of operation. Consolidated rental expense amounted to $11 million in 2001, $13 million in 2000 and $14 million ($11 million related to the CMS Energy ownership period and $3 million during the Duke Energy ownership period) in 1999. Future minimum rental payments under Panhandle's various operating leases for the years 2002 through 2006 are $12 million, $7 million, $6 million, $6 million and $3 million, respectively, and $5 million thereafter.

11. EXECUTIVE INCENTIVE COMPENSATION

     Panhandle participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, as well as stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock. Certain plan awards are subject to performance-based business criteria. The plan reserves for awards not more than five percent, as amended January 1, 1999, of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20% of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2001, awards of up to 2,321,094 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2001, 37,000 of the 49,000 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

     Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year beginning at the end of the first year and others vest over three years at a rate of 33 1/3 percent per year after one year. All options expire up to ten years and one month

                      PANHANDLE EASTERN PIPE LINE COMPANY
from date of grant. The status of the restricted stock and options granted to Panhandle's key employees under the Performance Incentive Stock Plan follows:

                                                               RESTRICTED
                                                                 STOCK                  OPTIONS
                                                               ----------    -----------------------------
                                                                 NUMBER       NUMBER      WEIGHTED AVERAGE
                                                               OF SHARES     OF SHARES     EXERCISE PRICE
                                                               ---------     ---------    ----------------
CMS ENERGY COMMON STOCK
Outstanding at March 29, 1999..............................          --            --              --
  Granted..................................................          --            --              --
  Exercised or Issued......................................      12,000       299,912           41.07
  Forfeited................................................          --            --              --
                                                                 ------       -------          ------
Outstanding at December 31, 1999...........................      12,000       299,912           41.07
  Granted..................................................      15,000        48,000           17.00
  Exercised or Issued......................................          --       (24,000)          17.00
  Forfeited................................................      (4,000)      (33,964)          40.88
                                                                 ------       -------          ------
Outstanding at December 31, 2000...........................      23,000       289,948           39.10
  Granted..................................................      26,000        66,000           31.04
  Exercised or Issued......................................          --            --              --
  Forfeited................................................          --        (4,332)          41.44
                                                                 ------       -------          ------
Outstanding at December 31, 2001...........................      49,000       351,616           37.56
                                                                 ======       =======          ======

     The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2001:

                                                             NUMBER          WEIGHTED          WEIGHTED
                       RANGE OF                             OF SHARES        AVERAGE           AVERAGE
                    EXERCISE PRICES                        OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
                    ---------------                        -----------    --------------    --------------
CMS ENERGY COMMON STOCK:
$17.00 -- $17.00.......................................       24,000        8.15 years          $17.00
$31.04 -- $31.04.......................................       66,000        9.22 years          $31.04
$39.06 -- $39.06.......................................       40,000        7.56 years          $39.06
$41.44 -- $41.44.......................................      211,616        7.24 years          $41.44
$41.75 -- $41.75.......................................       10,000        7.18 years          $41.75
$17.00 -- $41.75.......................................      351,616        7.71 years          $37.56

     The weighted average fair value of options granted to Panhandle employees for CMS Energy Common Stock was $6.43, $2.04 and $5.93 in 2001, 2000 and 1999, respectively. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 2001        2000         1999
                                                                 ----        ----         ----
Risk-free interest rate.....................................      4.77%       6.56%        5.65%
Expected stock-price volatility.............................     30.59%      27.25%       16.81%
Expected dividend rate......................................    $ .365       $.365       $ .365
Expected option life (years)................................       4.2         4.1          4.5

     Panhandle applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized

                      PANHANDLE EASTERN PIPE LINE COMPANY
for stock options granted under the plan. The compensation cost charged against income for restricted stock was $.1 million, $.2 million and $.1 million in 2001, 2000 and 1999, respectively. If compensation cost for stock options had been determined in accordance with SFAS No. 123, Panhandle's net income would have decreased by approximately $.3 million, $.1 million and $1.2 million in 2001, 2000 and 1999, respectively.

12. RETIREMENT BENEFITS

     Under the terms of the acquisition of Panhandle by CMS Energy, benefit obligations related to active employees and certain plan assets were transferred to CMS Energy. Benefit obligations related to existing retired employees and remaining plan assets were retained by a subsidiary of Duke Energy.

     Following the acquisition of Panhandle by CMS Energy described in Note 1, Corporate Structure, Panhandle now participates in CMS Energy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Panhandle, through CMS Energy, provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB (Other Post Employment Benefits), benefits to certain management employees under SERP (Supplemental Executive Retirement
Plan), and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan of CMS Energy (Pension Plan) and a defined contribution 401 (k) plan.

     CMS Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the CMS Pension Plan, the fair value of the plan assets was $1,082 million at December 31, 2001 as compared to the benefit obligation of $1,152 million. The fair value of the plan assets was $994 million, as compared to the benefit obligation of $1,081 million at December 31, 2000.

     Panhandle's net periodic pension cost, as allocated by CMS Energy, was $2 million in 2001, 2000 and 1999.

     Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and nonutility affiliates which were not distinguishable from the plan's total assets.

WEIGHTED-AVERAGE ASSUMPTIONS:

                                                        PENSIONS & SERP                     OPEB
                                                  ---------------------------    ---------------------------
                                                                   YEARS ENDED DECEMBER 31
                                                  ----------------------------------------------------------
                                                   2001       2000      1999      2001       2000      1999
                                                   ----       ----      ----      ----       ----      ----
Discount rate.................................     7.25%      7.75%     7.75%     7.25%      7.75%     7.75%
Expected long-term rate of return on plan
  assets......................................     9.75%      9.25%     9.25%     7.00%      7.00%     7.00%
Rate of compensation increase
  pension -- to age 45........................     5.25%      5.25%     5.25%
          -- age 45 to assumed retirement.....     3.75%      3.75%     3.75%
SERP..........................................     5.50%      5.50%     5.50%

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

     With respect to the CMS OPEB Plan, the fair value of the plan assets was $473 million at December 31, 2001 as compared to the benefit obligation of $815 million. At December 31, 2000, the fair value of the plan assets was $431 million versus projected benefit obligations of $725 million.

     It is Panhandle's and CMS Energy's general policy to fund accrued postretirement health care costs. CMS Energy's retiree life insurance plan is fully funded based on actuarially determined requirements.

                      PANHANDLE EASTERN PIPE LINE COMPANY

     Panhandle's net periodic postretirement benefit cost, as allocated by CMS Energy, was $5 million in 2001. In 2000 and 1999, Panhandle's net periodic postretirement benefit cost was $3 million and $4 million respectively.

     For measurement purposes, a 6.5 percent weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate is based on assumptions that it will decrease gradually to 5.5 percent in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for Panhandle's health care plans.

SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost components........         $ 1               $(1)
Effect on accumulated postretirement benefit obligation.....         $10               $(8)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
                                                         -------    -------    -------    -------    -----
                                                                            IN MILLIONS
2001
Operating Revenue....................................     $155       $115       $120       $123      $513
Pretax Operating Income..............................       80         38         30         32       180
Net Income...........................................       37         11          8          6        62
2000
Operating Revenue....................................     $136       $105       $114       $128      $483
Pretax Operating Income..............................       70         34         42         38       184
Net Income...........................................       32          9         14          9        64

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Panhandle Eastern Pipe Line Company:

     We have audited the accompanying consolidated balance sheets of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and common stockholder's equity for the years then ended, and for the periods from January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for the years then ended, and for the periods from January 1, 1999 through March 28, 1999 and from March 29, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 2002

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS ENERGY

     None for CMS Energy.

CONSUMERS

     None for Consumers.

PANHANDLE

     None for Panhandle.

                                    PART III

                          ITEMS 10., 11., 12. and 13.

CMS ENERGY

     CMS Energy's definitive proxy statement, except for the Organization and Compensation Committee Report, the comparison of five-year cumulative total return performance graph contained therein and the Audit Committee Report, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.

CONSUMERS

     Consumers' definitive information statement, except for the Organization and Compensation Committee Report and the Audit Committee Report contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.

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

(b)         Reports on Form 8-K for CMS Energy, Consumers and Panhandle

CMS ENERGY

     During the fourth quarter of 2001, CMS Energy filed Current Reports on October 26, 2001 and November 2, 2001, covering matters reported pursuant to
ITEM 5. OTHER EVENTS.

CONSUMERS

     During the fourth quarter of 2001, Consumers filed Current Reports on October 26, 2001, covering matters reported pursuant to ITEM 5. OTHER EVENTS.

PANHANDLE

     During the fourth quarter of 2001, Panhandle filed Current Reports on October 26, 2001, covering matters reported pursuant to ITEM 5. OTHER EVENTS.

(c)         Exhibits, including those incorporated by reference (see also
            Exhibit volume).

                  CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(3)(a)      333-51932    (3)(a)      --     Restated Articles of Incorporation of CMS Energy. (Form
                                            S-3 filed December 15, 2000)
(3)(b)      333-45556    (3)(b)      --     By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
(3)(c)                               --     Restated Articles of Incorporation dated May 26, 2000, of
                                            Consumers
(3)(d)      1-5611       (3)(d)      --     By-Laws of Consumers. (1999 Form 10-K)
(3)(e)      1-2921       3.01        --     Restated Certificate of Incorporation of Panhandle. (1993
                                            Form 10-K)
(3)(f)      1-2921       (3)(f)      --     By-Laws of Panhandle. (1999 Form 10-K)
(4)(a)      2-65973      (b)(1)-4    --     Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                            Trust Company), as Trustee, including therein indentures
                                            supplemental thereto through the Forty-third Supplemental
                                            Indenture dated as of May 1, 1979.
                                     --     Indentures Supplemental thereto:
            33-41126     (4)(c)      --     68th dated as of 06/15/93
            1-5611       (4)         --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
            1-5611       (4)(a)      --     70th dated as of 02/01/98 (1997 Form 10-K)
            1-5611       (4)(a)      --     71st dated as of 03/06/98 (1997 Form 10-K)
            1-5611       (4)(b)      --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(d)      --     73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
            1-5611       (4)(b)      --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
            1-5611       (4)(b)      --     75th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(d)      --     77th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(b)      --     78th dated as of 11/15/00 2000 Form 10-K)
            1-5611       (4)(b)      --     79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
4(a)(i)                              --     80th dated as of 3/22/02
(4)(c)      1-5611       (4)(b)      --     Indenture dated as of January 1, 1996 between Consumers
                                            and The Bank of New York, as Trustee. (1995 Form 10-K)
                                     --     Indentures Supplemental thereto:
            1-5611       (4)(b)      --     1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611       (4)(a)      --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-5611       (4)(a)      --     3rd dated as of 11/04/99 (3rd qtr 1999 Form 10-Q)
            1-5611       (4)(a)      --     4th dated as of 05/31/01 (3rd qtr 2001 Form 10-Q)
(4)(d)      1-5611       (4)(c)      --     Indenture dated as of February 1, 1998 between Consumers
                                            and JPMorgan Chase (formerly "The Chase Manhattan Bank")
                                            as Trustee. (1997 Form 10-K)
            1-5611       (4)(a)      --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(b)      --     2nd dated as of 06/15/98
            1-5611       (4)(a)      --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(e)      33-47629     (4)(a)      --     Indenture dated as of September 15, 1992 between CMS
                                            Energy and NBD Bank, as Trustee. (Form S-3 filed May 1,
                                            1992)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)         --     1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)(a)      --     2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)         --     3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
            333-37241    (4)(a)      --     4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
            1-9513       (4)(b)      --     5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(d)      --     6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513       (4)(d)(i)   --     7th dated as of 01/25/99 (1998 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
            1-9513       (4)(d)(ii)  --     8th dated as of 02/03/99 (1998 Form 10-K)
            1-9513       (4)(a)      --     9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
            333-48276    (4)         --     10th dated as of 10/12/00 (Form S-3MEF filed October 19,
                                            2000)
            333-58686    (4)         --     11th dated as of 03/29/2/01 (Form S-8 filed April 11,
                                            2001) 12th dated as of 07/02/01 (Form S-3MEF filed August
                                              , 2001)
            333-51932    (4)(a)      --     12th dated as of 07/02/01 (Form POS AM filed August 8,
                                            2001)
(4)(f)      1-9513       (4)(b)      --     Indenture between CMS Energy and JP Morgan Chase Bank
                                            (formerly "The Chase Manhattan Bank") as Trustee, dated as of January 15, 1994. (Form 8-K dated March 29, 1994)
                                     --     Indentures Supplemental thereto:
            1-9513       (4b)        --     1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513       (4)         --     2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513       (4)(a)(iv)  --     3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115    (4)(d)      --     4th dated as of 09/17/97 (Form S-3 filed September 22,
                                            1997)
            333-63229    (4)(c)      --     5th dated as of 08/26/98 (Form S-4 filed September 10,
                                            1998)
            1-9513       (4)         --     6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
            333-74958    (4)(a)(viii) --    Form of Seventh Indenture (Form S-3 filed December 12,
                                            2001)
(4)(g)      1-9513       (4a)        --     Indenture dated as of June 1, 1997, between CMS Energy and
                                            The Bank of New York, as trustee. (Form 8-K filed July 1,
                                            1997)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)(b)      --     1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556    (4)(e)      --     4th dated as of 08/22/00 (Form S-3 filed September 11,
                                            2000)
(4)(h)      1-2921       (4)(a)      --     Indenture dated as of March 29, 1999, among CMS Panhandle
                                            Holding Company, Panhandle Eastern Pipe Line Company and
                                            NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
            1-2921       (4)(b)      --     1st Supplemental Indenture dated as of March 29, 1999,
                                            among CMS Panhandle Holding Company, Panhandle Eastern
                                            Pipe Line Company and NBD Bank, as Trustee, including a
                                            form of Guarantee by Panhandle Eastern Pipe Line Company
                                            of the obligations of CMS Panhandle Holding Company. (1st
                                            qtr 1999 Form 10-Q)
            1-2921       (4)(a)      --     2nd Supplemental Indenture dated as of March 27, 2000,
                                            among Panhandle, as Issuer and Bank One Trust Company,
                                            National Association, as Trustee, Pursuant to Item
                                            6.01(b)(4)(iii) of Regulation S-K, in lieu of filing a
                                            copy of such agreement, Panhandle agrees to furnish a copy of such agreement to the Commission upon request.
(4)(i)      33-58552     (4)         --     Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                            filed February 19, 1993)
(4)(j)      333-51932    4(r)        --     $430,000,000 Credit Agreement dated June 18, 2001 among
                                            CMS Energy, the Banks, the Administrative Agent and
                                            Collateral Agent, the Co-Syndication Agents, the
                                            Documentation Agents and the Advisor, Arranger and Book
                                            Manager, all as defined thereto.
            1-9313       4(c)        --     Amendment 1 dated November 13, 2001.
(4)(j)(i)                            --     Amendment 2 dated November 26, 2001.
(4)(j)(ii)                           --     Amendment 3 dated February 28, 2002.
(4)(k)      333-51932    4(s)        --     $300,000,000 Credit Agreement dated June 18, 2001 among
                                            CMS Energy, the Banks, the Administrative Agent, the
                                            Co-Syndication Agents, the Documentation Agents, the
                                            Advisor, Arranger and Book Manager, all as defined
                                            thereto.
            1-9513       4(d)        --     Amendment 1 dated November 13, 2001.
(4)(k)(i)                            --     Amendment 2 dated November 26, 2001.

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(4)(k)(ii)                           --     Amendment 3 dated February 28, 2002.
(10)(a)     1-9513       (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's
                                            and Consumers' executive officers. (1999 Form 10-K)
(10)(b)     1-5611       (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation
                                            Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(c)     1-9513       (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective
                                            February 3, 1988, as amended December 3, 1999. (1999 Form
                                            10-K)
(10)(d)     1-9513       (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1,
                                            1994. (1993 Form 10-K)
(10)(e)     1-9513       (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive
                                            Compensation Plan effective January 1, 1986, as amended
                                            January 1995. (1995 Form 10-K)
(10)(f)     1-9513       (10)(h)     --     Supplemental Executive Retirement Plan for Employees of
                                            CMS Energy/Consumers Energy Company effective January 1,
                                            1982, as amended December 3, 1999. (1999 Form 10-K)
(10)(g)     33-37977     4.1         --     Senior Trust Indenture, Leasehold Mortgage and Security
                                            Agreement dated as of June 1, 1990 between The Connecticut
                                            National Bank and United States Trust Company of New York.
                                            (MCV Partnership) Indenture Supplemental thereto:
(10)(h)     33-37977     4.2         --     Supplement No. 1 dated as of June 1, 1990. (MCV
            1-9513       (28)(b)     --     Partnership) Collateral Trust Indenture dated as of June
                                            1, 1990 among
                                            Midland Funding Corporation I, MCV Partnership and United
                                            States Trust Company of New York, Trustee. (3rd qtr 1990
                                            Form 10-Q) Indenture Supplemental thereto:
            33-37977     4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(i)     1-9513       (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification
                                            Agreement dated as of June 1, 1990 among Investor
                                            Partners, CMS Midland as Indemnitor and CMS Energy as
                                            Guarantor. (1990 Form 10-K)
(10)(j)     1-9513       (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to The Connecticut National Bank and Others.
                                            (1990 Form 10-K)
(10)(k)     1-9513       (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS
                                            Energy to Midland Cogeneration Venture Limited
                                            Partnership. (1990 Form 10-K)
(10)(l)     1-9513       (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to United States Trust Company of New York,
                                            Meridian Trust Company, each Subordinated Collateral Trust
                                            Trustee and Holders from time to time of Senior Bonds and
                                            Subordinated Bonds and Participants from time to time in
                                            Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
(10)(m)     33-37977     10.4        --     Amended and Restated Participation Agreement dated as of
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

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(n)     33-3797      10.4        --     Power Purchase Agreement dated as of July 17, 1986 between
                                            MCV Partnership and Consumers. (MCV Partnership)
                                            Amendments thereto:
            33-37977     10.5        --     Amendment No. 1 dated September 10, 1987. (MCV
                                            Partnership)
            33-37977     10.6        --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)
            33-37977     10.7        --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)
            33-37977     10.8        --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(o)     1-5611       (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and
                                            among CMS Energy, Midland Group, Ltd., Consumers, CMS
                                            Midland, Inc., MEC Development Corp. and CMS Midland
                                            Holdings Company. (1991 Form 10-K)
(10)(p)     1-5611       (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as
                                            of June 1, 1990, among CMS Energy, Consumers and The Dow
                                            Chemical Company. (1991 Form 10-K)
(10)(q)     1-5611       (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                            to MCV, each of the Owner Trustees, the Indenture
                                            Trustees, the Owner Participants and the Initial
                                            Purchasers of Senior Bonds in the MCV Sale Leaseback
                                            transaction, and MEC Development. (1991 Form 10-K)
(10)(r)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989, and Amendment, dated November 1, 1989.
                                            (1989 Form 10-K of PanEnergy Corp.)
(10)(s)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
(10)(t)     1-2921       10.03       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            September 1, 1993. (1993 Form 10-K)
(12)                                 --     Statements regarding computation of CMS Energy's Ratio of
                                            Earnings to Fixed Charges.
(16)(b)     1-02921      16(B)       --     Letter of Deloitte & Touche LLP (Form 8-K/A dated July 19,
                                            1999).
(21)(a)     69-333                   --     Subsidiaries of CMS Energy. (Form U-3A-2 filed February
                                            28, 2002).
(21)(b)     69-33                    --     Subsidiaries of Consumers. (Form U-3A-2 filed March 1,
                                            2002).
(23)(a)                              --     Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                              --     Consent of Arthur Andersen LLP for Consumers.
(24)(a)                              --     Power of Attorney for CMS Energy.
(24)(b)                              --     Power of Attorney for Consumers.
(24)(c)                              --     Power of Attorney for Panhandle.
(99)(a)                              --     CMS Energy's Letter Confirming Receipt of Certain
                                            Representations from Arthur Andersen LLP.
(99)(b)                              --     Consumers' Letter Confirming Receipt of Certain
                                            Representations from Arthur Andersen LLP.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
Schedule II
  Valuation and Qualifying Accounts and Reserves 2001, 2000
     and 1999:
     CMS Energy Corporation.................................     CO-9
     Consumers Energy Company...............................    CO-10
Report of Independent Public Accountants
     CMS Energy Corporation.................................    CO-11
     Consumers Energy Company...............................    CO-12

     Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

     Columns omitted from schedules filed have been omitted because the information is not applicable.

                             CMS ENERGY CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                 BALANCE AT    CHARGED    CHARGED TO                   BALANCE
                                                 BEGINNING       TO         OTHER                      AT END
                 DESCRIPTION                     OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
                 -----------                     ----------    -------    ----------    ----------    ---------
                                                                         (IN MILLIONS)
Accumulated provision for uncollectible
  accounts:
  2001.......................................       $18          $27         $--           $14(a)        $31
  2000.......................................       $12          $14         $ 6           $14(a)        $18
  1999.......................................       $13          $15         $(3)          $13(a)        $12

-------------------------
(a) Accounts receivable written off including net uncollectible amounts of $24 in 2001, $12 in 2000 and $12 in 1999 charged directly to operating expense and credited to accounts receivable.

                            CONSUMERS ENERGY COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT    CHARGED    CHARGED TO                   BALANCE
                                                 BEGINNING       TO         OTHER                      AT END
                 DESCRIPTION                     OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
                 -----------                     ----------    -------    ----------    ----------    ---------
                                                                         (IN MILLIONS)
Accumulated provision for uncollectible
  accounts:
  2001.......................................        $3          $13          --           $12(a)        $4
  2000.......................................        $4          $10          --           $11(a)        $3
  1999.......................................        $5          $70          --           $ 8(a)        $4

-------------------------
(a) Accounts receivable written off including net uncollectible amounts of $10 in 2001, $9 in 2000 and $7 in 1999 charged directly to operating expense and credited to accounts receivable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMS Energy Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, CMS Energy Corporation's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Detroit, Michigan,
March 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Consumers Energy Company:

     We have audited in accordance with auditing standards generally accepted in the United States, Consumers Energy Company's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
March 22, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

                                          CMS ENERGY CORPORATION

                                          By   /s/ WILLIAM T. MCCORMICK, JR.
                                            ------------------------------------
                                                 William T. McCormick, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 29th day of March 2002.

                         SIGNATURE                                       TITLE
                         ---------                                       -----
  (i)    Principal executive officer:

               /s/ WILLIAM T. MCCORMICK, JR.                   Chairman of the Board and
         ------------------------------------------             Chief Executive Officer
                 William T. McCormick, Jr.

 (ii)    Principal financial officer:

                     /s/ ALAN M. WRIGHT                Executive Vice President, Chief Financial
         ------------------------------------------     Officer and Chief Administrative Officer
                       Alan M. Wright

(iii)    Controller or principal accounting
         officer:

                   /s/ PRESTON D. HOPPER                 Senior Vice President, Controller and
         ------------------------------------------             Chief Accounting Officer
                     Preston D. Hopper

 (iv)    A majority of the Directors including
         those named above:

                       JOHN M DEUTCH*                                   Director
         ------------------------------------------
                       John M. Deutch

                    JAMES J. DUDERSTADT*                                Director
         ------------------------------------------
                    James J. Duderstadt

                       K R FLAHERTY*                                    Director
         ------------------------------------------
                    Kathleen R. Flaherty

                      EARL D. HOLTON*                                   Director
         ------------------------------------------
                       Earl D. Holton

                       DAVID W. JOOS*                                   Director
         ------------------------------------------
                       David W. Joos

                       W. U. PARFET*                                    Director
         ------------------------------------------
                     William U. Parfet

                      PERCY A. PIERRE*                                  Director
         ------------------------------------------
                      Percy A. Pierre

                      KENNETH L. WAY*                                   Director
         ------------------------------------------
                       Kenneth L. Way

                                                                        Director
         ------------------------------------------
                      Kenneth Whipple

                     JOHN B. YASINSKY*                                  Director
         ------------------------------------------
                      John B. Yasinsky

  *By              /s/ RODGER A. KERSHNER
         ------------------------------------------
            Rodger A. Kershner, Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

                                          CONSUMERS ENERGY COMPANY

                                          By   /s/ WILLIAM T. MCCORMICK, JR.
                                            ------------------------------------
                                                 William T. McCormick, Jr.
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 29th day of March 2002.

                         SIGNATURE                                       TITLE
                         ---------                                       -----
  (i)    Principal executive officer:

               /s/ WILLIAM T. MCCORMICK, JR.                     Chairman of the Board
         ------------------------------------------
                 William T. McCormick, Jr.

 (ii)    Principal financial officer:

                     /s/ ALAN M. WRIGHT                Executive Vice President, Chief Financial
         ------------------------------------------     Officer and Chief Administrative Officer
                       Alan M. Wright

(iii)    Controller or principal accounting
         officer:

                      /s/ DENNIS DAPRA                           Senior Vice President
         ------------------------------------------
                        Dennis DaPra

 (iv)    A majority of the Directors including
         those named above:

                       JOHN M DEUTCH*                                   Director
         ------------------------------------------
                       John M. Deutch

                    JAMES J. DUDERSTADT*                                Director
         ------------------------------------------
                    James J. Duderstadt

                       K R FLAHERTY*                                    Director
         ------------------------------------------
                    Kathleen R. Flaherty

                      EARL D. HOLTON*                                   Director
         ------------------------------------------
                       Earl D. Holton

                 WILLIAM T. MCCORMICK, JR.*                             Director
         ------------------------------------------
                 William T. McCormick, Jr.

                       W. U. PARFET*                                    Director
         ------------------------------------------
                     William U. Parfet

                      PERCY A. PIERRE*                                  Director
         ------------------------------------------
                      Percy A. Pierre

                      KENNETH L. WAY*                                   Director
         ------------------------------------------
                       Kenneth L. Way

                                                                        Director
         ------------------------------------------
                      Kenneth Whipple

                     JOHN B. YASINSKY*                                  Director
         ------------------------------------------
                      John B. Yasinsky

  *By              /s/ RODGER A. KERSHNER
         ------------------------------------------
            Rodger A. Kershner, Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Panhandle Eastern Pipe Line Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

                                          PANHANDLE EASTERN PIPE LINE COMPANY

                                          By       /s/ WILLIAM J. HAENER
                                            ------------------------------------
                                                     William J. Haener
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Panhandle Eastern Pipe Line Company and in the capacities and on the 29th day of March 2002.

                        SIGNATURE                                         TITLE
                        ---------                                         -----
(i)     Principal executive officer:

                /s/ CHRISTOPHER A. HELMS                  President and Chief Executive Officer
        -----------------------------------------
                  Christopher A. Helms

(ii) Principal financial officer and principal accounting officer:

                   /s/ GARY W. LEFELAR                        Vice President and Controller
        -----------------------------------------
                     Gary W. Lefelar

(iii)   A majority of the Directors including
        those named above:

                  /s/ PRESTON D. HOPPER                                 Director
        -----------------------------------------
                    Preston D. Hopper

              /s/ WILLIAM T. MCCORMICK, JR.                             Director
        -----------------------------------------
                William T. McCormick, Jr.

                  CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(3)(a)      333-51932    (3)(a)      --     Restated Articles of Incorporation of CMS Energy. (Form
                                            S-3 filed December 15, 2000)
(3)(b)      333-45556    (3)(b)      --     By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
(3)(c)                               --     Restated Articles of Incorporation dated May 26, 2000, of
                                            Consumers
(3)(d)      1-5611       (3)(d)      --     By-Laws of Consumers. (1999 Form 10-K)
(3)(e)      1-2921       3.01        --     Restated Certificate of Incorporation of Panhandle. (1993
                                            Form 10-K)
(3)(f)      1-2921       (3)(f)      --     By-Laws of Panhandle. (1999 Form 10-K)
(4)(a)      2-65973      (b)(1)-4    --     Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                            Trust Company), as Trustee, including therein indentures
                                            supplemental thereto through the Forty-third Supplemental
                                            Indenture dated as of May 1, 1979.
                                     --     Indentures Supplemental thereto:
            33-41126     (4)(c)      --     68th dated as of 06/15/93
            1-5611       (4)         --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
            1-5611       (4)(a)      --     70th dated as of 02/01/98 (1997 Form 10-K)
            1-5611       (4)(a)      --     71st dated as of 03/06/98 (1997 Form 10-K)
            1-5611       (4)(b)      --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(d)      --     73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
            1-5611       (4)(b)      --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
            1-5611       (4)(b)      --     75th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(d)      --     77th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(b)      --     78th dated as of 11/15/00 2000 Form 10-K)
            1-5611       (4)(b)      --     79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
4(a)(i)                              --     80th dated as of 3/22/02
(4)(c)      1-5611       (4)(b)      --     Indenture dated as of January 1, 1996 between Consumers
                                            and The Bank of New York, as Trustee. (1995 Form 10-K)
                                     --     Indentures Supplemental thereto:
            1-5611       (4)(b)      --     1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611       (4)(a)      --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-5611       (4)(a)      --     3rd dated as of 11/04/99 (3rd qtr 1999 Form 10-Q)
            1-5611       (4)(a)      --     4th dated as of 05/31/01 (3rd qtr 2001 Form 10-Q)
(4)(d)      1-5611       (4)(c)      --     Indenture dated as of February 1, 1998 between Consumers
                                            and JPMorgan Chase (formerly "The Chase Manhattan Bank")
                                            as Trustee. (1997 Form 10-K)
            1-5611       (4)(a)      --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(b)      --     2nd dated as of 06/15/98
            1-5611       (4)(a)      --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
(4)(e)      33-47629     (4)(a)      --     Indenture dated as of September 15, 1992 between CMS
                                            Energy and NBD Bank, as Trustee. (Form S-3 filed May 1,
                                            1992)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)         --     1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)(a)      --     2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)         --     3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
            333-37241    (4)(a)      --     4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
            1-9513       (4)(b)      --     5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(d)      --     6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513       (4)(d)(i)   --     7th dated as of 01/25/99 (1998 Form 10-K)

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
            1-9513       (4)(d)(ii)  --     8th dated as of 02/03/99 (1998 Form 10-K)
            1-9513       (4)(a)      --     9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
            333-48276    (4)         --     10th dated as of 10/12/00 (Form S-3MEF filed October 19,
                                            2000)
            333-58686    (4)         --     11th dated as of 03/29/2/01 (Form S-8 filed April 11,
                                            2001) 12th dated as of 07/02/01 (Form S-3MEF filed August
                                              , 2001)
            333-51932    (4)(a)      --     12th dated as of 07/02/01 (Form POS AM filed August 8,
                                            2001)
(4)(f)      1-9513       (4)(b)      --     Indenture between CMS Energy and JP Morgan Chase Bank
                                            (formerly "The Chase Manhattan Bank") as Trustee, dated as of January 15, 1994. (Form 8-K dated March 29, 1994)
                                     --     Indentures Supplemental thereto:
            1-9513       (4b)        --     1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513       (4)         --     2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513       (4)(a)(iv)  --     3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115    (4)(d)      --     4th dated as of 09/17/97 (Form S-3 filed September 22,
                                            1997)
            333-63229    (4)(c)      --     5th dated as of 08/26/98 (Form S-4 filed September 10,
                                            1998)
            1-9513       (4)         --     6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
            333-74958    (4)(a)(viii) --    Form of Seventh Indenture (Form S-3 filed December 12,
                                            2001)
(4)(g)      1-9513       (4a)        --     Indenture dated as of June 1, 1997, between CMS Energy and
                                            The Bank of New York, as trustee. (Form 8-K filed July 1,
                                            1997)
                                     --     Indentures Supplemental thereto:
            1-9513       (4)(b)      --     1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556    (4)(e)      --     4th dated as of 08/22/00 (Form S-3 filed September 11,
                                            2000)
(4)(h)      1-2921       (4)(a)      --     Indenture dated as of March 29, 1999, among CMS Panhandle
                                            Holding Company, Panhandle Eastern Pipe Line Company and
                                            NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
            1-2921       (4)(b)      --     1st Supplemental Indenture dated as of March 29, 1999,
                                            among CMS Panhandle Holding Company, Panhandle Eastern
                                            Pipe Line Company and NBD Bank, as Trustee, including a
                                            form of Guarantee by Panhandle Eastern Pipe Line Company
                                            of the obligations of CMS Panhandle Holding Company. (1st
                                            qtr 1999 Form 10-Q)
            1-2921       (4)(a)      --     2nd Supplemental Indenture dated as of March 27, 2000,
                                            among Panhandle, as Issuer and Bank One Trust Company,
                                            National Association, as Trustee, Pursuant to Item
                                            6.01(b)(4)(iii) of Regulation S-K, in lieu of filing a
                                            copy of such agreement, Panhandle agrees to furnish a copy of such agreement to the Commission upon request.
(4)(i)      33-58552     (4)         --     Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                            filed February 19, 1993)
(4)(j)      333-51932    4(r)        --     $430,000,000 Credit Agreement dated June 18, 2001 among
                                            CMS Energy, the Banks, the Administrative Agent and
                                            Collateral Agent, the Co-Syndication Agents, the
                                            Documentation Agents and the Advisor, Arranger and Book
                                            Manager, all as defined thereto.
            1-9313       4(c)        --     Amendment 1 dated November 13, 2001.
(4)(j)(i)                            --     Amendment 2 dated November 26, 2001.
(4)(j)(ii)                           --     Amendment 3 dated February 28, 2002.
(4)(k)      333-51932    4(s)        --     $300,000,000 Credit Agreement dated June 18, 2001 among
                                            CMS Energy, the Banks, the Administrative Agent, the
                                            Co-Syndication Agents, the Documentation Agents, the
                                            Advisor, Arranger and Book Manager, all as defined
                                            thereto.
            1-9513       4(d)        --     Amendment 1 dated November 13, 2001.
(4)(k)(i)                            --     Amendment 2 dated November 26, 2001.

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(4)(k)(ii)                           --     Amendment 3 dated February 28, 2002.
(10)(a)     1-9513       (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's
                                            and Consumers' executive officers. (1999 Form 10-K)
(10)(b)     1-5611       (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation
                                            Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(c)     1-9513       (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective
                                            February 3, 1988, as amended December 3, 1999. (1999 Form
                                            10-K)
(10)(d)     1-9513       (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1,
                                            1994. (1993 Form 10-K)
(10)(e)     1-9513       (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive
                                            Compensation Plan effective January 1, 1986, as amended
                                            January 1995. (1995 Form 10-K)
(10)(f)     1-9513       (10)(h)     --     Supplemental Executive Retirement Plan for Employees of
                                            CMS Energy/Consumers Energy Company effective January 1,
                                            1982, as amended December 3, 1999. (1999 Form 10-K)
(10)(g)     33-37977     4.1         --     Senior Trust Indenture, Leasehold Mortgage and Security
                                            Agreement dated as of June 1, 1990 between The Connecticut
                                            National Bank and United States Trust Company of New York.
                                            (MCV Partnership) Indenture Supplemental thereto:
(10)(h)     33-37977     4.2         --     Supplement No. 1 dated as of June 1, 1990. (MCV
            1-9513       (28)(b)     --     Partnership) Collateral Trust Indenture dated as of June
                                            1, 1990 among
                                            Midland Funding Corporation I, MCV Partnership and United
                                            States Trust Company of New York, Trustee. (3rd qtr 1990
                                            Form 10-Q) Indenture Supplemental thereto:
            33-37977     4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(i)     1-9513       (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification
                                            Agreement dated as of June 1, 1990 among Investor
                                            Partners, CMS Midland as Indemnitor and CMS Energy as
                                            Guarantor. (1990 Form 10-K)
(10)(j)     1-9513       (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to The Connecticut National Bank and Others.
                                            (1990 Form 10-K)
(10)(k)     1-9513       (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS
                                            Energy to Midland Cogeneration Venture Limited
                                            Partnership. (1990 Form 10-K)
(10)(l)     1-9513       (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to United States Trust Company of New York,
                                            Meridian Trust Company, each Subordinated Collateral Trust
                                            Trustee and Holders from time to time of Senior Bonds and
                                            Subordinated Bonds and Participants from time to time in
                                            Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
(10)(m)     33-37977     10.4        --     Amended and Restated Participation Agreement dated as of
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

               PREVIOUSLY FILED
            -----------------------
            WITH FILE    AS EXHIBIT
EXHIBITS     NUMBER        NUMBER           DESCRIPTION
--------    ---------    ----------         -----------
(10)(n)     33-3797      10.4        --     Power Purchase Agreement dated as of July 17, 1986 between
                                            MCV Partnership and Consumers. (MCV Partnership)
                                            Amendments thereto:
            33-37977     10.5        --     Amendment No. 1 dated September 10, 1987. (MCV
                                            Partnership)
            33-37977     10.6        --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)
            33-37977     10.7        --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)
            33-37977     10.8        --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(o)     1-5611       (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and
                                            among CMS Energy, Midland Group, Ltd., Consumers, CMS
                                            Midland, Inc., MEC Development Corp. and CMS Midland
                                            Holdings Company. (1991 Form 10-K)
(10)(p)     1-5611       (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as
                                            of June 1, 1990, among CMS Energy, Consumers and The Dow
                                            Chemical Company. (1991 Form 10-K)
(10)(q)     1-5611       (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                            to MCV, each of the Owner Trustees, the Indenture
                                            Trustees, the Owner Participants and the Initial
                                            Purchasers of Senior Bonds in the MCV Sale Leaseback
                                            transaction, and MEC Development. (1991 Form 10-K)
(10)(r)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989, and Amendment, dated November 1, 1989.
                                            (1989 Form 10-K of PanEnergy Corp.)
(10)(s)     1-8157       10.41       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
(10)(t)     1-2921       10.03       --     Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            September 1, 1993. (1993 Form 10-K)
(12)                                 --     Statements regarding computation of CMS Energy's Ratio of
                                            Earnings to Fixed Charges.
(16)(b)     1-02921      16(B)       --     Letter of Deloitte & Touche LLP (Form 8-K/A dated July 19,
                                            1999).
(21)(a)     69-333                   --     Subsidiaries of CMS Energy. (Form U-3A-2 filed February
                                            28, 2002).
(21)(b)     69-33                    --     Subsidiaries of Consumers. (Form U-3A-2 filed March 1,
                                            2002).
(23)(a)                              --     Consent of Arthur Andersen LLP for CMS Energy.
(23)(b)                              --     Consent of Arthur Andersen LLP for Consumers.
(24)(a)                              --     Power of Attorney for CMS Energy.
(24)(b)                              --     Power of Attorney for Consumers.
(24)(c)                              --     Power of Attorney for Panhandle.
(99)(a)                              --     CMS Energy's Letter Confirming Receipt of Certain
                                            Representations from Arthur Andersen LLP.
(99)(b)                              --     Consumers' Letter Confirming Receipt of Certain
                                            Representations from Arthur Andersen LLP.

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