Form 10-Q
period 2002-03-31
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2002-05-15
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
---------------------------------------------------------------------------------------------------------
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

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 2002:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                              134,794,941
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                                    84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                                                    1,000


================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2002

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


                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                          --------
Glossary..................................................................................................      4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Results of Operations........................................................................... CMS-1
          Critical Accounting Policies.................................................................... CMS-4
          Capital Resources and Liquidity................................................................. CMS-9
          Market Risk Information......................................................................... CMS-13
          Outlook......................................................................................... CMS-15
          Other Matters................................................................................... CMS-22
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CMS-23
          Consolidated Statements of Cash Flows........................................................... CMS-24
          Consolidated Balance Sheets..................................................................... CMS-26
          Consolidated Statements of Common Stockholders' Equity.......................................... CMS-28
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Basis of Presentation.............................................. CMS-29
          2.   Discontinued Operations.................................................................... CMS-31
          3.   Asset Disposition.......................................................................... CMS-32
          4.   Uncertainties.............................................................................. CMS-32
          5.   Short-Term and Long-Term Financings, and Capitalization.................................... CMS-47
          6.   Earnings Per Share and Dividends........................................................... CMS-50
          7.   Risk Management Activities and Financial Instruments....................................... CMS-50
          8.   Reportable Segments........................................................................ CMS-55
      Report of Independent Public Accountants............................................................ CMS-57



                                TABLE OF CONTENTS
                                   (CONTINUED)


                                                                                                            Page
                                                                                                          --------
Consumers Energy Company
     Management's Discussion and Analysis
          Critical Accounting Policies.................................................................... CE-1
          Results of Operations........................................................................... CE-5
          Capital Resources and Liquidity................................................................. CE-7
          Outlook......................................................................................... CE-9
          Other Matters................................................................................... CE-14
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CE-18
          Consolidated Statements of Cash Flows........................................................... CE-19
          Consolidated Balance Sheets..................................................................... CE-20
          Consolidated Statements of Common Stockholder's Equity.......................................... CE-22
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies......................... CE-23
          2.   Uncertainties.............................................................................. CE-26
          3.   Short-Term Financings and Capitalization................................................... CE-36
     Report of Independent Public Accountants............................................................. CE-39

Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis
          Results of Operations........................................................................... PE-2
          Critical Accounting Policies.................................................................... PE-3
          Outlook........................................................................................  PE-4
          Other Matters................................................................................... PE-5
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... PE-8
          Consolidated Statements of Cash Flows........................................................... PE-9
          Consolidated Balance Sheets..................................................................... PE-10
          Consolidated Statements of Common Stockholder's Equity.......................................... PE-12
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Basis of Presentation.............................................. PE-13
          2.   Regulatory Matters......................................................................... PE-14
          3.   Related Party Transactions................................................................. PE-15
          4.   Commitments and Contingencies.............................................................. PE-16
          5.   System Gas ................................................................................ PE-18
     Report of Independent Public Accountants............................................................. PE-19

Quantitative and Qualitative Disclosures about Market Risk................................................ CO-1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................ CO-1
     Item 4. Submission of Matters to a Vote of Security Holders.......................................... CO-1
     Item 5. Other Information............................................................................ CO-1
     Item 6. Exhibits and Reports on Form 8-K............................................................. CO-1

Signatures................................................................................................ CO-3


                                    GLOSSARY

      Certain terms used in the text and financial statements are defined below.


ABATE..................................... Association of Businesses Advocating Tariff Equity
ALJ....................................... Administrative Law Judge
APB....................................... Accounting Principles Board
APB Opinion No. 18........................ APB Opinion No. 18, "The Equity Method of Accounting for Investments
                                           in Common Stock"
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations - Reporting the
                                           Effects of Disposal of a Segment of a Business"
Alliance.................................. Alliance Regional Transmission Organization
Arthur Andersen........................... Arthur Andersen LLP
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

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

Clean Air Act............................. Federal Clean Air Act, as amended
CMS Capital............................... CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holdings, LLC .............. A subsidiary of Panhandle Eastern Pipe Line
Common Stock.............................. All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings................. Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of
                                           Consumers
Court of Appeals.......................... Michigan Court of Appeals
Customer Choice Act....................... Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison.............................The Detroit Edison Company, a non-affiliated company


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

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMLP...................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility

GCR........................................Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $200 million Series D, $400 million
                                           Series E and $300 million Series F
GWh....................................... Gigawatt-hour

INGAA .................................... Interstate Natural Gas Association of America
IPP....................................... Independent Power Producer
ISO....................................... Independent System Operator

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



METC...................................... Michigan Electric Transmission Company, a subsidiary of Consumers
                                           Energy
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
MPSC...................................... Michigan Public Service Commission
MTH....................................... Michigan Transco Holdings, Limited Partnership
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC....................................... Nuclear Management Company, LLC, formed in 1999 by Northern States
                                           Power Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin
                                           Electric Power Company, and Wisconsin Public Service Company to
                                           operate and manage nuclear generating facilities owned by the four utilities
NRC....................................... Nuclear Regulatory Commission

OATT...................................... Open Access Transmission Tariff
OPEB...................................... Postretirement benefit plans other than pensions for retired employees

Palisades................................. Palisades nuclear power plant, which is owned by Consumers
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries
                                           Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.
                                           Panhandle is a wholly owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
PCB....................................... Poly chlorinated biphenyl
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of
                                           Panhandle, Consumers and CMS Energy
Powder River.............................. CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within the Powder River Basin which spans the border between Wyoming and Montana. The Powder River properties have been sold and reported as a discontinued operation for the three months ended March 31, 2002.
PPA....................................... The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
Price Anderson Act........................ Price Anderson Act, enacted in 1957 as an amendment to the Atomic
                                           Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR...................................... Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935
PURPA..................................... Public Utility Regulatory Policies Act of 1978

RTO....................................... Regional Transmission Organization

SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing method authorized by statute and approved by the MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the repayment of



                                           Securitization bonds issued by a special purpose entity affiliated with such utility
Senior Credit Facilities.................. $450 million one-year revolving credit facility maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in
                                           June 2004 between CMS Energy and Barclays Bank
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13............................... SFAS No. 13 "Accounting for Leases"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                           Than Pensions"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed Of"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13, and Technical Corrections"
SIPS...................................... State Implementation Plans
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets.
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline................................. Trunkline Gas Company, LLC, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
Trunkline LNG............................. Trunkline LNG Company, LLC, a subsidiary of LNG Holdings, LLC
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

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

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 2001 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This report and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This report also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

For the three months ended March 31, 2002, consolidated net income included a $325 million gain on the sale of CMS Energy's ownership interests in Equatorial Guinea, a $21 million charge related to Argentina devaluation and expropriation issues and a $1 million extraordinary loss for early debt retirement. The following tables depict CMS Energy's Results of Operations before and after the effects of the items mentioned above.


                                                                                      In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                2002                     2001
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED NET INCOME OF CMS ENERGY                                                      $ 399                   $ 109

Earnings Before Reconciling Items                                                          $  96                   $ 108
     Asset Sales                                                                             325                       -
     Discontinued Operations                                                                   -                       1
     Extraordinary Item                                                                       (1)                      -
     Argentine Monetary Adjustment                                                           (21)                      -
     -----------------------------------------------------------------------------------------------------------------------
     Consolidated Net Income of CMS Energy                                                 $ 399                   $ 109
     =======================================================================================================================




                                     CMS-1

                                                          CMS Energy Corporation





BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Earnings Per Share Before Reconciling Items                                                $ 0.72                  $0.86
     Asset Sales                                                                             2.44                      -
     Discontinued Operations                                                                    -                    .01
     Extraordinary Item                                                                     (0.01)                     -
     Argentine Monetary Adjustment                                                          (0.16)                     -
     ------------------------------------------------------------------------------------------------------------------------
         Earnings Per Share After Reconciling Items                                        $ 2.99                  $0.87
         ====================================================================================================================
DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
Earnings Per Share Before Reconciling Items                                                $ 0.72                  $0.84
     Asset Sales                                                                             2.36                      -
     Discontinued Operations                                                                    -                   0.01
     Extraordinary Item                                                                     (0.01)                     -
     Argentine Monetary Adjustment                                                          (0.15)                     -
     ------------------------------------------------------------------------------------------------------------------------
             Earnings Per Share After Reconciling Items                                    $ 2.92                  $0.85
             ================================================================================================================

For the three months ended March 31, 2002, consolidated net income before reconciling items decreased as compared to the same period in 2001. The decrease was primarily due to the effects of a mild winter, increased power supply costs resulting from the unscheduled Palisades outage that ended in late January 2002 and lower earnings from Trunkline LNG.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2002              2001           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 49              $ 60           $ (11)
================================================================================================================

Reasons for the change:

Electric deliveries                                                                                       $  (4)
Power supply costs and related revenue                                                                      (16)
Other operating expenses and non-commodity revenue                                                           (1)
Fixed charges                                                                                                 2
Income taxes                                                                                                  8
----------------------------------------------------------------------------------------------------------------
Total change                                                                                              $ (11)
================================================================================================================


ELECTRIC DELIVERIES: For the three months ended March 31, 2002, electric deliveries, including transactions with other electric utilities, were 9.2 billion kWh, a decrease of 0.8 billion kWh or 7.9 percent from the comparable period in 2001. Total electric deliveries decreased primarily due to lower industrial usage driven by the economic downturn.


                                     CMS-2

                                                          CMS Energy Corporation

POWER SUPPLY COSTS AND RELATED REVENUE: For the period ending March 31, 2002, electric net income was adversely affected by lower power cost related revenues. Additionally, the average power supply cost increased due to the need to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from the unscheduled Palisades outage.

OTHER OPERATING EXPENSES: In 2002, other operating expenses decreased due to lower operating and maintenance costs resulting from cost controls throughout the business unit.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME:


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2002              2001           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 28              $ 28            $  -
================================================================================================================
Reasons for the change:

Gas deliveries                                                                                               (9)
Rate increase                                                                                                 7
Operation and maintenance                                                                                     5
General taxes and depreciation                                                                               (4)
Fixed charges                                                                                                 2
Income taxes                                                                                                 (1)
----------------------------------------------------------------------------------------------------------------
Total change                                                                                               $  -
================================================================================================================


For the three months ended March 31, 2002, gas delivery revenues decreased due to significantly milder temperatures during the first quarter of 2002. This decrease was significantly offset by an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 149 bcf, a decrease of 10 bcf or 6.5 percent compared with 2001.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

NET INCOME: For the three months ended March 31, 2002, net income was $41 million, a decrease of $4 million (9 percent) from the comparable period in 2001. The decrease was primarily due to lower earnings from Trunkline LNG due to lower volumes and rates and the monetization of the facility that occurred in 2001, the impacts of the Argentina expropriation and devaluation on ongoing operations and lower commodity revenues at Panhandle due to unseasonably warm weather. These decreases were partially offset by the gain of $15 million on the sale of Natural Gas Transmission's ownership interests in Equatorial Guinea, lower operation and maintenance expenses, and $3 million due to the elimination of goodwill amortization in 2002. CMS Energy has not yet completed its initial review of any potential goodwill impairment but expects to complete the initial review in the second quarter as required by SFAS No. 142. For further information, see Note 1, Corporate Structure and Basis of Presentation.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

NET INCOME: For the three months ended March 31,2002, net income was $23 million a $2 million decrease (8 percent) from the comparable period in 2001. The decrease was primarily due to the impacts of the Argentina expropriation and devaluation on ongoing operations and lower earnings at the MCV facility. These decreases were partially offset by lower steam costs at DIG, which had experienced construction delays in 2001 that led to increased costs for steam generation, and from improved earnings at the Jorf Lasfar facility.

                                      CMS-3

                                                          CMS Energy Corporation


OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

NET INCOME: For the three months ended March 31, 2002 net income was $310 million, an increase of $307 million from the comparable period in 2001. The increase was due primarily to a gain of $310 million on the sale of all of the CMS Oil and Gas interests in Equatorial Guinea. Partially offsetting the increase were lower net crude oil prices, lower crude oil production due to timing of the actual sales and lower natural gas production due primarily to the sale of the Equatorial Guinea properties.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

NET INCOME: For the three months ended March 31, 2002, net income was $7 million, an increase of $3 million (75 percent) from the comparable period in 2001. This increase was the result of higher net margins on electric power sales and increased earnings of the energy management services business, which were partially offset by lower net margins on natural gas sales and increased operating expenses.

Electric power sales volumes were 14,153 GWh, an increase of 10,666 GWh (306 percent) and natural gas sales volumes were 185 bcf, an increase of 37 bcf (25 percent) compared to the first quarter of 2001. Mark-to-market revenues, net of reserves, decreased by $1.1 million from the comparable period in 2001. Due to the extreme volatility in energy trading markets and the competitive nature of the industry, results for this interim period are not necessarily an indication of results to be achieved for the fiscal year. For further information, see Recent Developments in Other Matters section of this MD&A.

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

Periodically, in accordance with SFAS No. 121 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are

                                      CMS-4

                                                          CMS Energy Corporation

present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $16 billion at March 31, 2002, approximately 60 to 65 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

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

CMS Energy has recently recorded estimates of projected losses related to specific long-term contracts such as Consumers' power purchase agreement with MCV and the DIG plant power supply contract with the Ford/Rouge complex. Actual results achieved upon performance under the terms of the contracts may be materially different than current estimates.

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

The types of contracts CMS Energy currently accounts for as derivative instruments are interest rate swaps, foreign currency exchange contracts, certain electric call options, and gas fuel call options and swaps. CMS Energy does not account for electric capacity and energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

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

                                      CMS-5

                                                          CMS Energy Corporation

In order to value the contracts that are accounted for as derivative instruments, CMS Energy uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At March 31, 2002, CMS Energy assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

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

MARK-TO-MARKET ACCOUNTING

CMS MST's trading activities are accounted for under the mark-to-market method of accounting. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these

                                      CMS-6

                                                          CMS Energy Corporation

counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of March 31, 2002.


                                                                                                In Millions
------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of December 31, 2001                                        $ 108
Contracts realized or otherwise settled during the period (a)                                        (17)
Fair value of new contracts when entered into during the period                                       12
Changes in fair value attributable to changes in valuation techniques and assumptions                  -
Other changes in fair value (b)                                                                        6
------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of March 31, 2002                                           $ 109
============================================================================================================


Fair Value of Contracts at March 31, 2002                                                       In Millions
------------------------------------------------------------------------------------------------------------
                                                                                         Maturity (in years)
                                   Total        ------------------------------------------------------------
Source of Fair Value             Fair Value     Less than 1      1 to 3       4 to 5         Greater than 5
------------------------------------------------------------------------------------------------------------
Prices actively quoted             $ 55            $ 28           $ 21         $ 5               $  1
Prices provided by other
   external sources                  22               2              4          10                  6
Prices based on models and
   other valuation methods           32               2             11          12                  7
------------------------------------------------------------------------------------------------------------
Total                              $109            $ 32           $ 36        $ 27               $ 14
============================================================================================================

     (a) Reflects value of contracts, included in December 31, 2001 values, that expired during the first quarter of 2002.

     (b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.

ROUND TRIP TRADING

During 2001, CMS Energy entered into several energy trading contacts with counterparties. The impact of these transactions increased operating revenue with a corresponding increase in operating expenses. During the fourth quarter of 2001, it was determined that under SFAS No. 133 and related interpretations, these transactions should have been recorded on a net basis. First, second and third quarter 2001 operating revenues and operating expenses were restated from the amounts previously reported to reflect these transactions on a net basis. There was no impact on previously recorded consolidated net income. For further information, see Recent Developments in Other Matters section of this MD&A.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, CMS Energy has begun divesting its non-strategic or under-performing foreign investments. One goal of the new business strategy is to have approximately 90 percent of CMS Energy's total assets in North American investments.

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of March 31, 2002, the cumulative Foreign Currency Translation decreased stockholders' equity by $290 million.


                                     CMS-7

                                                          CMS Energy Corporation

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

Argentina: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law, among other things, repealed the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converted all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos.

For the three months ended March 31, 2002, CMS Energy recorded losses of $21 million or $0.15 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

Effective April 30, 2002, CMS Energy adopted the Argentine Peso as the functional currency for all of its Argentine investments. CMS had previously used the U.S. Dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. Dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 Pesos per U.S. Dollar, and recorded a charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that this non-cash charge substantially reduces the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. This non-cash charge represents approximately eighty percent of the affected assets' book value. As a result of this change, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, 2002 earnings for CMS Energy may be adversely affected by an additional $19 million to $25 million or $0.13 to $0.18 per share assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar.

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

                                      CMS-8

                                                          CMS Energy Corporation

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

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the related asset's useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. CMS Energy is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible
Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. CMS Energy is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

DERIVATIVES IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued final guidance for DIG Statement No. C16, which is effective April 1, 2002. CMS Energy has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first quarter of 2002, Consumers paid $55 million in common dividends and Enterprises paid $588 million in common dividends and other distributions to CMS Energy. In April 2002, Consumers declared a $43

                                      CMS-9

                                                          CMS Energy Corporation

million common dividend to CMS Energy, payable in May 2002. CMS Energy's consolidated cash requirements are met by its operating and financing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; the generation, transmission, distribution and sale of electricity; and the sale of oil. For the first three months of 2002 and 2001, consolidated cash from operations after interest charges totaled $252 million and $361 million, respectively. The $109 million decrease in cash from operations resulted primarily from a decrease in cash earnings, decreases in accounts payable and accrued expenses, and other temporary changes in working capital items due to timing of cash receipts and payments. These uses of cash were partially offset by a decrease in accounts receivable and a decrease in inventories. CMS Energy uses cash derived from its operating activities primarily to maintain and expand its diversified energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: For the first three months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $629 million, while net cash used in investing activities totaled $332 million for the first three months of 2001. The $961 million increase in cash reflects increased net proceeds from the sale of assets ($878 million) and a reduction in capital expenditures ($81 million). CMS Energy's expenditures in the first three months of 2002 for its utility and diversified energy businesses were $148 million and $67 million, respectively, compared to $194 million and $116 million, respectively, during the comparable period in 2001.

FINANCING ACTIVITIES: For the first three months of 2002, CMS Energy's net cash used in financing activities totaled $910 million, while net cash provided by financing activities totaled $11 million for the first three months of 2001. The decrease of $921 million resulted primarily from an increase in the retirement of bonds and other long-term debt ($513 million), an increase in the retirement of Trust Preferred Securities ($30 million), a decrease in proceeds from notes, bonds and other long-term debt ($74 million) and a decrease in proceeds from the issuance of common stock ($287 million). The following table summarizes securities issued during the first three months of 2002:


                                                     Distribution/          Amount
                 Month Issued     Maturity           Interest Rate      (In Millions)   Use of Proceeds
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY
GTNs Series F         January           (1)                  8.09%            $  12     General corporate purposes
Common Stock              (2)          n/a      1.3 million shares               29     Repay debt and general
                                                                              -----     corporate purposes
                                                                              $  41
CONSUMERS
Senior Notes            March         2005                   6.00%            $ 300     Repay debt
                                                                              -----
Total                                                                         $ 341
                                                                              =====
-------------------------------------------------------------------------------------------------------------------


     (1) GTNs are issued with varying maturity dates. The interest rate shown herein is a weighted average interest rate.

     (2) One million shares were issued in conjunction with CMS Energy's Continuous Stock Offering Program, activated in February 2002, for which two million shares are registered. CMS Energy also issued Common Stock from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

In the first quarter of 2002, CMS Energy declared and paid $48 million in cash dividends to holders of CMS Energy Common Stock. In April 2002, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2002.


                                     CMS-10

                                                          CMS Energy Corporation


OTHER INVESTING AND FINANCING MATTERS: At March 31, 2002, the book value per share of CMS Energy Common Stock was $17.05.

At May 1, 2002, CMS Energy had an aggregate $1.3 billion in securities registered for future issuance.

CMS Energy has $750 million of Senior Credit Facilities consisting of a $450 million one-year revolving credit facility maturing in June 2002 and a $300 million three-year revolving credit facility maturing in June 2004. At March 31, 2002, the total amount available under the Senior Credit Facilities was $587 million. CMS Energy has contractual restrictions pursuant to the Senior Credit Facilities that require the company to maintain, as of the last day of each fiscal quarter, a Consolidated Leverage Ratio, as defined by the agreements, of not more than 5.50 to 1.0 and a Cash Dividend Coverage Ratio, as defined by the agreements, of not less than 1.40 to 1.0. As of March 31, 2001, CMS Energy's Consolidated Leverage Ratio was 4.91 to 1.0 and CMS Energy's Cash Dividend Coverage Ratio was 2.06 to 1.0. Failure to maintain these ratios would constitute an Event of Default and prevent CMS Energy from receiving any extensions under the Senior Credit Facilities and from paying dividends.

CMS Energy also has $22 million of unsecured lines of credit as anticipated sources of funds to finance working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2002, the amount available under the unsecured lines of credit was $22 million. For further information, see Note 5, Short-Term and Long-Term Financings and Capitalization, incorporated by reference herein.

In April 2002, CMS Energy signed a definitive agreement with Mirant for the sale of CMS Generation's ownership interest in Toledo Power Company in the Philippines for $10 million. CMS Generation expects the sale to close in the second quarter of 2002. On May 1, 2002, CMS Energy completed the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy for $101 million. Also on May 1, 2002, CMS Energy completed the sale of Consumers' electric transmission system to a non-affiliated limited partnership for approximately $290 million. CMS Energy plans to continue to pursue the sale of targeted assets throughout 2002. Even though assets have been identified for sale, management cannot predict when, nor make assurances regarding the value of the consideration to be received or whether these sales will occur.

The following information on CMS Energy's contractual obligations, commercial commitments, and off-balance sheet financings is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available.

CONTRACTUAL OBLIGATIONS: Contractual obligations include CMS Energy's long-term debt, notes payable, lease obligations, sales of accounts receivable and other unconditional purchase obligations, that represent normal business operating contracts used to assure adequate supply of and minimize exposure to market price fluctuations. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $48 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver.

COMMERCIAL COMMITMENTS: As of March 31, 2002 CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $2.2 billion. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of March 31, 2002, the actual amount of financial exposure covered by these guarantees and indemnities was $928 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees.

                                     CMS-11

                                                          CMS Energy Corporation


Consumers has $300 million credit facilities, $200 million aggregate lines of credit and a $325 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For further information about this source of funds, see Note 5, Short-Term Financings, incorporated by reference herein.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. As of March 31, 2002, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.7 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $2.8 billion during 2002 through 2004. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2002 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:


                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
Years Ending December 31                                                  2002              2003               2004
--------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                   $  450            $   405            $  440
Consumers gas operations (a)                                               175                165               150
Natural gas transmission                                                   205                220               190
Independent power production                                                35                 25                85
Oil and gas exploration and production                                      75                 80                60
Marketing, services and trading                                             10                 15                 5
Other                                                                       25                 10                 5
                                                                      ----------------------------------------------

                                                                        $975(c)           $920(c)            $935(c)
====================================================================================================================


(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.
(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 4, Uncertainties - Electric Environmental Matters.
(c) These amounts include expenditures associated with the Trunkline LNG terminal expansion, for which an application was filed with the FERC on December 26, 2001, estimated at $21 million in 2002, $81 million in 2003 and $49 million in 2004.

For further explanation of CMS Energy's planned investments for the years 2002 through 2004, see the Outlook section below.


                                     CMS-12

                                                          CMS Energy Corporation

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent nine months would increase or decrease by $4.4 million and $4.3 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of March 31, 2002. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities.

Consumers enters into, for purposes other than trading, electricity and gas fuel for generation call options and swap contracts, and gas supply contracts containing embedded put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet its customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options are used to purchase reasonably priced gas supply.

As of March 31, 2002 and 2001, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $19 million and $97 million, respectively. At March 31, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $4 million and $14 million, respectively. As of March 31, 2002 and


                                     CMS-13

                                                          CMS Energy Corporation

2001, Consumers had an asset of $48 million and $104 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of March 31, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded put options was $4 million. At March 31, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with Trust Preferred Securities, and from interest rate swaps. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain a balance between risk and the lowest cost of capital. At March 31, 2002, the carrying amounts of long-term debt and Trust Preferred Securities were $6.5 billion and $1.2 billion, respectively, with corresponding fair values of $6.4 billion and $1.1 billion, respectively. Based on a sensitivity analysis at March 31, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent twelve months would decrease or increase, respectively, by approximately $4 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $374 million to the fair value of its long-term debt and Trust Preferred Securities if it had to refinance all of its long-term fixed-rate debt and Trust Preferred Securities. CMS Energy does not intend to refinance its entire fixed-rate debt and Trust Preferred Securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of March 31, 2002.

At March 31, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps, with a notional amount of $295 million, was $7 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

At March 31, 2002, the fair value of CMS Energy's fixed to floating interest rate swaps, with a notional amount of $822 million, was $3 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2005 and are designated as fair value hedges for accounting purposes.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. Dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For the first quarter of 2002, the mark-to-market adjustment for hedging was $6 million of the total net foreign currency translation adjustment of $6 million. Based on a sensitivity analysis at March 31, 2002, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations as of March 31, 2002, but would result in a net cash settlement of approximately $1 million. At March 31, 2002, the estimated fair value of the foreign exchange hedges was $6 million, which represents the amount CMS would pay upon settlement.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. As of March 31, 2002 a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

For a discussion of accounting policies related to derivative transactions, see
Note 7, Risk Management Activities and Financial Instruments, incorporated by reference herein.


                                     CMS-14

                                                          CMS Energy Corporation
OUTLOOK

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

Consistent with this refocused business strategy, CMS Energy has pursued the sale of non-strategic and under-performing assets and the optimization of retained assets. In May 2002, CMS Energy completed the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy for $101 million and the sale of Consumers' electric transmission system to a non-affiliated limited partnership for approximately $290 million. With the closing of these sales, CMS Energy has received approximately $2.4 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization out of its $2.9 billion program to improve its balance sheet. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire additional debt of CMS Energy, Consumers and/or Panhandle.

Consistent with changes in its business strategy, CMS Energy will continue to sharpen its geographic focus on key growth areas where it already has significant investments and opportunities. CMS Energy's focus will be in North America, particularly in the United States' central corridor, and in certain existing international operations including commitments in the Middle East. As a result, approximately 90% of CMS Energy's assets are expected to be North American investments.

CMS Energy is currently evaluating longer-term growth initiatives, including acquisitions and joint ventures in CMS Energy's North American diversified energy businesses and expanded and new North American LNG regasification terminals.

DIVERSIFIED ENERGY OUTLOOK

NATURAL GAS TRANSMISSION OUTLOOK: CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and its significant ownership interest in and operation of the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. By providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. Panhandle has a one-third interest in Guardian Pipeline LLC, which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline Company which operates a 720-mile, 26-inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products.

                                     CMS-15

                                                          CMS Energy Corporation


The pipeline began commercial service in April 2002.

In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually.

In October 2001 Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. Assuming FERC approval, the expanded facility is planned to be in operation in early 2005. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to CMS Trunkline LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant would be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the region. The terminal would be operated and maintained by a joint operating company with majority oversight by Panhandle when commercial operations begin, which is currently estimated to be in 2007.

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

MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on customers such as Local Distribution Companies, municipals, cooperative electric companies, and industrial and commercial businesses in selected locations in North America. CMS Energy's marketing and trading business also intends to contract for use of significant gas transportation and storage assets as well as energy and generating capacity in North America to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue the development of importing and marketing opportunities for LNG. CMS Energy plans to capitalize on favorable market conditions for energy performance contracting by expanding its services business in selected markets.


                                     CMS-16

                                                          CMS Energy Corporation

Recent events related to very large market makers in the energy trading market have raised concerns about liquidity in this market. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but believes the markets will be stable and grow over the long term.

For further information, see Recent Developments in Other Matters section of this MD&A.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows as well as balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the impact of future rate cases on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; and 6) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle.

OTHER OUTLOOK: Since the September 11, 2001 terrorist attack in the United States, CMS Energy has increased security at substantially all facilities and infrastructure, and will continue to evaluate security on an ongoing basis. CMS Energy may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, CMS Energy anticipates that increased operating costs related to security after September 11, 2001 could be significant. It is not certain that any additional costs will be recovered in Consumers' or Panhandle's rates.

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

CMS Energy provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market. As a result, CMS Energy expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. CMS Energy anticipates pension expense and OPEB expense to rise in 2002 by approximately $10 million and $21 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in the value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, CMS Energy cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future.

In January 2002, CMS Energy made a contribution to the Pension Trust of $64 million and a contribution to the 401(h) segment of the Pension Trust of $21 million.

                                     CMS-17

                                                          CMS Energy Corporation
CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

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

COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' share of the market for generation services and can reduce profitability. Competition is increasing as a result of the introduction of retail open access in the state of Michigan pursuant to the enactment of Michigan's Customer Choice Act, and therefore, alternative electric suppliers for generation services have entered Consumers' market. The Customer Choice Act allows all electric customers to have the choice of buying electric generation service from an alternative electric supplier as of January 1, 2002. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act provides for the recovery of such "net" Stranded Costs through a charge that would be paid by those customers that choose to switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC ruled that the Stranded Cost transition charge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and in April 2002, made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
YEAR FILED          YEAR INCURRED         REQUESTED         PENDING              ALLOWED            DISALLOWED
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25              25                    -                     -
2002                         2001                 8               8                    -                     -
==============================================================================================================


                                     CMS-18

                                                          CMS Energy Corporation


The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in rates. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive final orders for the 2000 and 2001 implementation costs in 2002. In addition to the amounts shown, as of March 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $11 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

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

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct, and has sought waivers to the code of conduct with respect to utility activities that provide approximately $50 million in annual revenues that may be restricted. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers.

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


                                     CMS-19

                                                          CMS Energy Corporation

Transmission: On May 1, 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company or divest the facilities. Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset it cannot control.

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001 the transfer took place. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and various federal agencies approved the transactions. Consumers did not provide any financial or credit support to Trans-Elect, Inc. in connection with its purchase of METC. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH including the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. In April 2002, Consumers received unconditional regulatory approvals for the sale of the transmission facilities to MTH, and effective April 30, 2002, Consumers and METC withdrew from Alliance. For further information, see Note 4, Uncertainties, "Electric Rate Matters - Transmission."

Wholesale Market Competition: In 1996, as a result of the FERC's efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies had jointly operated the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, the former joint merchant operations began operating independently. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact from the termination of these joint merchant operations with Detroit Edison.

Wholesale Market Pricing: Consumers is authorized by the FERC to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a traditional market dominance analysis in October 2001. In November 2001, the FERC issued an order modifying the method to be used to determine an entity's degree of market power. Due, however, to several reliability issues brought before the FERC regarding this order, the FERC has issued a stay of the order. If the modified market power test in the order is not amended, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale electricity at market-based prices and

                                     CMS-20

                                                          CMS Energy Corporation

may be limited to charging prices no greater than its cost-based rates. A final decision about the proposed assessment method is not expected for several months.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

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

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 4, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC;
4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and initiatives undertaken to reduce exposure to electric price increases for purchased power; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator: 8) sufficient reserves for OATT rate refunds; and 9) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see Note 4, Uncertainties.

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

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million distribution service rate increase. See Note 4, Uncertainties "Gas Rate Matters -- Gas Rate Case" for further information.

                                     CMS-21

                                                          CMS Energy Corporation

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

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; and 5) market and regulatory responses to increases in gas costs. For further information about these uncertainties, see Note 4, Uncertainties.

CONSUMERS' OTHER OUTLOOK

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

OTHER MATTERS

RECENT DEVELOPMENTS

Recent press reports have been examining so-called "round trip" commodity trades involving simultaneous purchases and sales with the same counter-parties at the same price. CMS Energy disclosed that CMS MST entered into such transactions during the period of May 2000 through mid-January 2002. Thirteen of the trades accounted for about 98 percent of the volume. All such CMS MST trades were with either Dynegy Power Marketing, Inc. or Reliant Energy Services, Inc. These simultaneous transactions, in which electricity was sold and repurchased without profit, loss or cash flow impact to CMS Energy, had the effect of increasing trading volumes. After internally concluding that the cessation of such trades was in the CMS Energy's best interests, CMS MST stopped such trades in January 2002.

CMS Energy decided after the third quarter of 2001 that not recording these trades in either revenue or expense was a more appropriate representation of the nature of these transactions. Therefore, no revenue or expense was recorded in its financial statements in the fourth quarter of 2001 from such trades. Revenue and expense were re-stated for the first three quarters of 2001 to eliminate $3.4 billion of previously reported revenue and expense. The Company's Annual Report on Form 10-K for 2001, issued in March 2002, reflects only $5 million revenue and expense from such trades, which was inadvertently included. For 2000, these trades represented $1.0 billion of revenue and expense. The trades had no effect on the Company's earnings, cash flow or balance sheet for 2001 or 2000.

CMS Energy's internal review found that these trades included 79.3 million megawatt-hours in 2001 and 29.6 million megawatt-hours in 2000. With these trades subtracted, electric trading volumes for 2001 totaled 31 million megawatt-hours and for 2000 totaled 8.3 million megawatt-hours.

CMS Energy announced on May 10, 2002 that the Securities and Exchange Commission had asked it to provide information in connection with an informal inquiry into these types of industry transactions. CMS Energy is cooperating with the informal inquiry by the Securities and Exchange Commission and is also cooperating with the Commodity Futures Trading Commission, which has requested that the Company furnish information on the same general subject.

Although CMS Energy believes its actions were appropriate, the Company is unable to predict the outcome of these ongoing inquiries.

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors, based upon the recommendation of the Audit Committee of the Board, voted to discontinue the use of Arthur Andersen to audit CMS Energy's financial statements at and for the year ending December 31, 2002. The Audit Committee was directed to search for a replacement independent auditor from among nationally recognized auditing firms and recommend such replacement firm to the Board for appointment as soon as practical. Arthur Andersen previously had been retained to review CMS Energy's financial statements at and for the quarter ended March 31, 2002.

Arthur Andersen's reports on CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on CMS Energy's consolidated financial statements for such years; and there were no reportable events as defined by SEC laws and regulations.


                                     CMS-22

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED
MARCH 31                                                                          2002         2001
---------------------------------------------------------------------------------------------------
                                                              In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                            $  608         $  665
  Gas utility                                                                    616            540
  Natural gas transmission                                                       201            386
  Independent power production                                                    89            109
  Oil and gas exploration and production                                          22             36
  Marketing, services and trading                                                985          1,113
  Other                                                                            4              4
                                                                               --------------------
                                                                               2,525          2,853
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                  87             83
    Purchased and interchange power - Marketing, services and trading            420            212
    Purchased and interchange power                                               63            119
    Purchased power - related parties                                            140            118
    Cost of gas sold - Marketing, services and trading                           461            782
    Cost of gas sold                                                             495            580
    Other operating expenses                                                     298            348
                                                                               --------------------
                                                                               1,964          2,242
  Maintenance                                                                     63             66
  Depreciation, depletion and amortization                                       140            149
  General taxes                                                                   66             69
                                                                               --------------------
                                                                               2,233          2,526
---------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                               114            135
  Gas utility                                                                     63             65
  Natural gas transmission                                                        61             93
  Independent power production                                                    38             25
  Oil and gas exploration and production                                           -             11
  Marketing, services and trading                                                 11              7
  Other                                                                            5             (9)
                                                                               --------------------
                                                                                 292            327
---------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                               (9)            (9)
  Gain on asset sales                                                            520              -
  Other, net                                                                      10             13
                                                                               --------------------
                                                                                 521              4
---------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                               813            331
---------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                     131            145
  Other interest                                                                   8             12
  Capitalized interest                                                            (4)           (14)
  Preferred securities distributions                                              25             23
                                                                               --------------------
                                                                                 160            166
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                653            165
INCOME TAXES                                                                     253             56
MINORITY INTERESTS                                                                 -              1
                                                                               --------------------
INCOME FROM CONTINUING OPERATIONS                                                400            108
DISCONTINUED OPERATIONS                                                            -              1
                                                                               --------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                 400            109
EXTRAORDINARY ITEM                                                                (1)             -
                                                                               --------------------
CONSOLIDATED NET INCOME                                                       $  399         $  109
===================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                                                133            125
===================================================================================================
BASIC EARNINGS PER AVERAGE COMMON SHARE                                       $ 2.99          $ .87
===================================================================================================
DILUTED EARNINGS PER AVERAGE COMMON SHARE                                     $ 2.92          $ .85
===================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                                           $ .365          $.365
===================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-23

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                 THREE MONTHS ENDED
MARCH 31                                                                          2002         2001
---------------------------------------------------------------------------------------------------
                                                                                        In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                       $ 399         $ 109
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                             140           149
        Discontinued operations (Note 2)                                            -            (1)
        Capital lease and debt discount amortization                                4             9
        Accretion expense                                                           9             9
        Undistributed earnings of related parties                                 (31)          (32)
        Gain on the sale of assets                                               (520)            -
        Changes in other assets and liabilities:
          Decrease in accounts receivable                                         250           169
          Decrease in inventories                                                 179           125
          Decrease in accounts payable and accrued expenses                       (86)         (160)
          Deferred income taxes and investment tax credit                         (31)           31
          Regulatory obligation - gas customer choice                              (7)          (16)
          Change in postretirement benefits, net                                  (47)          (28)
          Changes in other assets and liabilities                                  (7)           (3)
                                                                                -----         -----
        Net cash provided by operating activities                                 252           361
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)              (192)         (273)
  Investments in partnerships and unconsolidated subsidiaries                     (17)          (31)
  Cost to retire property, net                                                    (15)          (26)
  Investments in nuclear decommissioning trust funds                               (2)           (2)
  Proceeds from nuclear decommissioning trust funds                                 8            10
  Net proceeds from sale of assets                                                878             -
  Other                                                                           (31)          (10)
                                                                                -----         -----
        Net cash provided by (used in) investing activities                       629          (332)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt                             299           373
  Issuance of common stock                                                         29           316
  Retirement of bonds and other long-term debt                                   (902)         (389)
  Retirement of trust preferred securities                                        (30)            -
  Payment of common stock dividends                                               (48)          (45)
  Payment of capital lease obligations                                             (3)           (8)
  Decrease in notes payable, net                                                 (252)         (233)
  Other financing                                                                  (3)           (3)
                                                                                -----         -----
        Net cash provided by (used in) financing activities                      (910)           11
---------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                    (29)           40
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                          189           182
                                                                                -----         -----
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                              $ 160         $ 222
===================================================================================================


                                     CMS-24


OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                    $ 139         $ 166
  Income taxes paid (net of refunds)                                              (42)           (6)
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                       $   -         $   2
  Other assets placed under capital leases                                          8             7
===================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-25

                                    CMS ENERGY CORPORATION
                                 CONSOLIDATED BALANCE SHEETS


ASSETS                                                                             MARCH 31                               MARCH 31
                                                                                       2002        DECEMBER 31                2001
                                                                                (UNAUDITED)               2001         (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                  $ 7,733            $ 7,661             $ 7,298
  Gas utility                                                                         2,625              2,593               2,524
  Natural gas transmission                                                            2,278              2,271               2,193
  Oil and gas properties (successful efforts method)                                    667                849                 660
  Independent power production                                                          918                916                 395
  International energy distribution                                                     239                228                 229
  Other                                                                                 114                113                 101
                                                                                    ----------------------------------------------
                                                                                     14,574             14,631              13,400
  Less accumulated depreciation, depletion and amortization                           6,950              6,833               6,317
                                                                                    ----------------------------------------------
                                                                                      7,624              7,798               7,083
  Construction work-in-progress                                                         611                564                 905
                                                                                    ----------------------------------------------
                                                                                      8,235              8,362               7,988
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Independent power production                                                          745                718               1,002
  Natural gas transmission                                                              423                501                 457
  Midland Cogeneration Venture Limited Partnership                                      316                300                 302
  First Midland Limited Partnership                                                     257                253                 248
  Other                                                                                  80                123                  75
                                                                                    ----------------------------------------------
                                                                                      1,821              1,895               2,084
----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                160                189                 222
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $16, $17 and $16, respectively                                        587                681                 726
  Accounts receivable - Marketing, services and trading,
    less allowances of $15, $14 and $4, respectively                                    445                683                 536
  Inventories at average cost
    Gas in underground storage                                                          402                587                 150
    Materials and supplies                                                              175                174                 142
    Generating plant fuel stock                                                          50                 52                  50
  Price risk management assets                                                          417                461               1,094
  Deferred income taxes                                                                   -                  -                  41
  Prepayments and other                                                                 252                206                 250
                                                                                    ----------------------------------------------
                                                                                      2,488              3,033               3,211
----------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitization costs                                                               714                717                 709
     Postretirement benefits                                                            203                209                 226
     Abandoned Midland project                                                           11                 12                  15
     Other                                                                              171                167                  84
  Price risk management assets                                                          549                424                 350
  Goodwill, net                                                                         811                811                 880
  Nuclear decommissioning trust funds                                                   576                581                 585
  Notes receivable - related parties                                                    213                177                 161
  Notes receivable                                                                      129                134                 151
  Other                                                                                 558                580                 733
                                                                                    ----------------------------------------------
                                                                                      3,935              3,812               3,894
                                                                                    ----------------------------------------------
TOTAL ASSETS                                                                        $16,479            $17,102             $17,177
==================================================================================================================================


                                     CMS-26


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                           MARCH 31                               MARCH 31
                                                                                       2002        DECEMBER 31                2001
                                                                                (UNAUDITED)               2001         (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION
  Common stockholders' equity                                                       $ 2,289            $ 1,890             $ 2,703
  Preferred stock of subsidiary                                                          44                 44                  44
  Company-obligated convertible Trust Preferred Securities
    Of subsidiaries (a)                                                                 694                694                 694
  Company-obligated mandatorily redeemable preferred securities
    Of Consumer's subsidiaries (a)                                                      490                520                 395
  Long-term debt                                                                      6,543              6,923               7,150
  Non-current portion of capital leases                                                  60                 60                  58
                                                                                    ----------------------------------------------
                                                                                     10,120             10,131              11,044
----------------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                                       87                 86                  86
                                                                                    ----------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                  743                981                 302
  Notes payable                                                                         179                416                 170
  Accounts payable                                                                      538                547                 576
  Accounts payable - Marketing, services and trading                                    323                574                 321
  Accrued taxes                                                                         314                125                 288
  Accrued interest                                                                      155                163                 137
  Accounts payable - related parties                                                     67                 62                  69
  Price risk management liabilities                                                     396                381               1,061
  Deferred income taxes                                                                  14                 51                   -
  Other                                                                                 430                510                 557
                                                                                    ----------------------------------------------
                                                                                      3,159              3,810               3,481
----------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Deferred income taxes                                                                 781                773                 758
  Postretirement benefits                                                               280                333                 404
  Deferred investment tax credit                                                        100                102                 108
  Regulatory liabilities for income taxes, net                                          276                276                 260
  Price risk management liabilities                                                     461                352                 341
  Power loss contract reserves                                                          341                354                  52
  Gas supply contract obligations                                                       277                287                 300
  Other                                                                                 597                598                 343
                                                                                    ----------------------------------------------
                                                                                      3,113              3,075               2,566
----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                      $16,479            $17,102             $17,177
==================================================================================================================================



(A) FOR FURTHER DISCUSSION, SEE NOTE 5 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-27

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
MARCH 31                                                                                       2002       2001
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
COMMON STOCK
  At beginning and end of period                                                            $     1    $     1
--------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                                                      3,269      2,936
  Common stock repurchased                                                                        -          -
  Common stock reissued                                                                           -          -
  Common stock issued                                                                            29        316
                                                                                            ------------------
      At end of period                                                                        3,298      3,252
--------------------------------------------------------------------------------------------------------------
REVALUATION CAPITAL
  Investments
    At beginning of period                                                                       (4)        (2)
    Unrealized gain (loss) on investments (a)                                                     5         (1)
                                                                                            ------------------
      At end of period                                                                            1         (3)
                                                                                            ------------------
  Derivative Instruments
    At beginning of period (b)                                                                  (26)        13
    Unrealized gain (loss) on derivative instruments (a)                                          7        (14)
    Reclassification adjustments included in consolidated net income (a)                          2         (6)
                                                                                            ------------------
      At end of period                                                                          (17)        (7)
--------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                       (295)      (254)
  Change in foreign currency translation (a)                                                      5        (30)
                                                                                            ------------------
      At end of period                                                                         (290)      (284)
--------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                     (1,055)      (320)
  Consolidated net income (a)                                                                   399        109
  Common stock dividends declared                                                               (48)       (45)
                                                                                            ------------------
      At end of period                                                                         (704)      (256)
                                                                                            ------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                           $ 2,289    $ 2,703
==============================================================================================================
(a)  Disclosure of Consolidated Comprehensive Income:
       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
             $(4) and $-, respectively                                                      $     5    $    (1)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $(1) and $8, respectively                                              7        (14)
           Reclassification adjustments included in consolidated net income,
             net of tax of $(1) and $4, respectively                                              2         (6)
       Foreign currency translation                                                               5        (30)
       Consolidated net income                                                                  399        109
                                                                                            ------------------
       Total Consolidated Comprehensive Income                                              $   418    $    58
                                                                                            ==================
(b)  Cumulative effect of change in accounting principle, net of $(8) tax in 2001.



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-28

                                                          CMS Energy Corporation


                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


These interim Consolidated Financial Statements have been prepared by CMS Energy and reviewed by the independent public accountant in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2001, which includes the Reports of Independent Public Accountants. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three months ended March 31, 2002 and 2001, undistributed equity earnings were $31 million and $32 million, respectively. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

The recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and that amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities discussed in Note 4, Uncertainties.


                                     CMS-29

                                                         CMS Energy Corporation

OIL AND GAS PROPERTIES: CMS Oil and Gas follows the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas capitalizes, as incurred, the costs of property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities. It expenses unsuccessful exploratory wells when they are determined to be non-productive. CMS Oil and Gas also charges to expense, as incurred, production costs, overhead, and all exploration costs other than exploratory drilling. CMS Oil and Gas determines depreciation, depletion and amortization of proved oil and gas properties on a field-by-field basis using the units-of-production method over the life of the remaining proved reserves.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the generation portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of March 31, 2002, Consumers had a net investment in electric supply facilities of $1.403 billion included in electric plant and property. See Note 4, Uncertainties, "Electric Rate Matters - Electric Restructuring."

IMPLEMENTATION OF SFAS NO. 133: CMS Energy adopted SFAS No. 133 on January 1, 2001. This standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying hedge criteria, in which case, the changes in fair value would be reflected in other comprehensive income. CMS Energy determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges are recognized in earnings.

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

The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
Fair value of derivative assets                                                             $35
Fair value of derivative liabilities                                                         14
Increase in accumulated other comprehensive income, net of tax                                7
-----------------------------------------------------------------------------------------------

On January 1, 2001, upon initial adoption of the standard including adjustments for subsequent guidance, CMS Energy recorded a $7 million, net of tax, cumulative effect adjustment as an increase in accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas call options, gas fuel for generation swap contracts, and interest rate swap contracts that qualified for hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. Based on the pretax initial transition adjustment of $20 million recorded in accumulated other comprehensive income at January 1, 2001, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense and $8 million as an increase in other revenues for the twelve months ended December 31, 2001. CMS Energy recorded $12 million as an increase in interest expense during 2001, which includes the $2 million of additional interest expense at Consumers. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, resulting in a decrease of other comprehensive income.

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

As of March 31, 2002, Consumers had a total of $1 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value remains.

For further discussion of derivative activities, see Note 4, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and "Other Gas Uncertainties - Derivative Activities".

FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. During the first quarter of 2002, the change in the foreign currency translation adjustment increased equity by $5 million, net of after-tax hedging proceeds.

RECLASSIFICATIONS: During 2001, CMS Energy entered into several energy trading contracts with counterparties. The impact of these transactions increased operating revenue with a corresponding increase in operating expenses. During the fourth quarter of 2001, it was determined that under SFAS No. 133 and related interpretations, these transactions should have been recorded on a net basis. First, second and third quarter 2001 operating revenues and operating expenses were restated from the amounts previously reported to reflect these transactions on a net basis. There was no impact on previously recorded consolidated net income. For further information, see Management's Discussion and Analysis - Other Matters - Recent Developments.

EXTRAORDINARY LOSS: Cash proceeds received from the sale of CMS Energy's interest in Equatorial Guinea in January 2002 were used to retire existing debt. As a result, the cost associated with the early extinguishment of debt, $1 million, net of tax, was reflected as an extraordinary loss in the Consolidated Statements of Income for the three months ended March 31, 2002.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill and other intangible assets no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. CMS Energy is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets. In accordance with the new standard, initial testing for impairment is expected to be completed in the second quarter and subsequent

                                     CMS-30

                                                         CMS Energy Corporation

testing, if required, should be completed by year-end. Any impairment, if discovered by such testing, will be recognized in the first quarter 2002 and subsequent periods by restatement of the financial information. At March 31, 2002, the amount of unamortized goodwill was $811 million.

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

2:   DISCONTINUED OPERATIONS

In April 2002, CMS Energy signed a definitive agreement with XTO Energy for the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin for $101 million. Since the sale did not close until May 1, 2002, the Powder River properties have been reported as a discontinued operation for the three months ended March 31, 2002. Revenues from such operations were $4 million and $5 million for the three months ended March 31, 2002 and 2001, respectively.

In September 2001, CMS Energy discontinued the operations of the International Energy Distribution segment. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur within one year.

The following summarizes the balance sheet information of the discontinued operations:


                                                                                          In Millions
March 31                                                               2002                      2001
-----------------------------------------------------------------------------------------------------
Assets
     Accounts receivable, net                                         $  44                    $  34
     Materials and supplies                                               8                        9
     Property, plant and equipment, net                                 103                      262
     Goodwill                                                            39                       45
     Other                                                               66                       76
                                                                      ------------------------------
                                                                      $ 260                    $ 426
----------------------------------------------------------------------------------------------------


                                     CMS-31

                                                         CMS Energy Corporation


Liabilities
     Accounts payable                                                 $  23                    $  14
     Current and long-term debt                                           7                        6
     Accrued taxes                                                       25                       24
     Minority interest                                                   21                       83
     Other                                                               21                       23
                                                                       -----------------------------
                                                                      $  97                    $ 150
----------------------------------------------------------------------------------------------------


In accordance with APB Opinion No. 30, the net losses of the operations are included in the consolidated statements of income under "discontinued operations". See table below for income statement components of the discontinued operations.


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                             2002                  2001
-------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income (loss) from discontinued operations, net of taxes of $(0.2)                     $(0.2)                $  1
  and $3.3
Disposal of discontinued operations, net of taxes of $0.4                                  -                    -
                                                                                      ---------------------------
     Total                                                                             $(0.2)                $  1
===================================================================================================================


3:   ASSET DISPOSITION

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The pretax gain, as shown on the Consolidated Statements of Income, was $520 million ($325 million, net of tax, or $2.44 and $2.36 per basic and diluted share, respectively).


4:   UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require

                                     CMS-32

                                                          CMS Energy Corporation

certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $530 million and $660 million, calculated in year 2002 dollars. Much of the future expenditures are for retrofit post-combustion technology. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of March 2002, Consumers has incurred $326 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2005. At some point after 2005, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

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

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of March 31, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

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

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act, as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner;
7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000


                                     CMS-33

                                                          CMS Energy Corporation

MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013. As of March 31, 2002, Consumers spent $28 million on the required expansion of transmission capabilities. In May 2002, Consumers sold its transmission facilities to MTH, who will complete the capital program to expand transmission capabilities.

In October 2000 and January 2001, the MPSC issued orders that authorized Consumers to issue Securitization bonds. Securitization typically involves the issuance of asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in lower interest costs and a longer amortization period for the securitized assets, that would offset the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter that Consumers was required to implement by the Customer Choice Act. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $12 million annually.

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

In 1998, Consumers submitted a plan for electric retail open access to the MPSC and in March 1999 the MPSC

                                     CMS-34

                                                          CMS Energy Corporation

issued orders that generally supported the plan. Implementation began in September 1999. The Customer Choice Act states that orders issued by the MPSC before the date of this act that: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier for generation services. The tariffs were effective January 1, 2002, and, in general, did not require any significant modifications in the existing retail open access program. The terms of the tariff allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand needs of returning retail open access customers, and may be forced to purchase electricity on the spot market at prices higher than it could recover from its customers.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power supply above its anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of April 2002, alternative electric suppliers are providing generation services to customers with 332 MW of demand.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. As of March 31, 2002, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated reserve margin requirement for the summer 2002 and partially covering the estimated reserve margin requirements for summers 2003 through 2007, and has recorded an asset of $47 million for these call options, of which $10 million pertains to 2002.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel for electric generation, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect for all customers until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

TRANSMISSION: On May 1, 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.


                                     CMS-35

                                                          CMS Energy Corporation

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

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001, the transfer took place. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. in connection with its purchase of METC. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH, including the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. In April 2002, Consumers received unconditional regulatory approval for the sale of the transmission facilities to MTH, and effective April 30, 2002, Consumers and METC withdrew from Alliance.

In the past, when IPPs connected to transmission systems they paid a fee that was used by transmission companies to offset capital costs incurred to connect the IPP to the transmission system and provide the system upgrades needed as a result of the interconnection. In order to promote competition in the electric generation market, the FERC recently issued an order that requires the system upgrade portion of the fee to be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. This has resulted in METC recording a $30 million liability for a refund to IPPs. Subsequently, MTH assumed this liability as part of its purchase of the transmission facilities.

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

ELECTRIC PROCEEDINGS: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC ruled that the Stranded Cost transition charge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized


                                     CMS-36

                                                          CMS Energy Corporation

Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and in April 2002, made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25              25                    -                     -
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in rates. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive final orders for the 2000 and 2001 implementation costs in 2002. In addition to the amounts shown, as of March 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $11 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ rendered an initial decision that was largely upheld by the FERC in March 2002 and requires Consumers refund, with interest, any over-collections for past services as measured by new OATT rates. Consumers, since the initial decision, has been reserving a portion of revenues billed to customers under then existing OATT rates. In April 2002, FERC issued a decision largely affirming the initial decision but increasing the recommended rate of return. A compliance proceeding will be held at FERC to determine Consumers' refund responsibility. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.




                                     CMS-37

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

Summarized Statements of Income for CMS Midland and CMS Holdings


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March 31                                                                                2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                   $9                   $13
Income taxes and other                                                                     3                     4
------------------------------------------------------------------------------------------------------------------
Net Income                                                                                $6                   $ 9

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At March 31, 2002 and 2001, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $116 million and $43 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.


                                     CMS-38

                                                          CMS Energy Corporation

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2002        2003       2004       2005     2006
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                 $37         $37        $36        $36      $36
==================================================================================================================

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

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of March 31, 2002, Consumers has a recorded liability to the DOE of $136 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of one fire


                                     CMS-39

                                                          CMS Energy Corporation

protection smoke detector location finding with low safety significance, the NRC classified all inspection findings to have very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

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

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts from the operation of all of those units.

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades


                                     CMS-40

                                                          CMS Energy Corporation

outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act expires on August 1, 2002 and is currently in the process of reauthorization by the U.S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. These contracts are subject to derivative accounting in accordance with SFAS No. 133, and as such are required to be recorded at fair value on the balance sheet, with changes in fair value recorded either directly in earnings or other comprehensive income if the contract meets certain qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility. As of March 31, 2002, all of Consumers' purchased electric call option contracts subject to derivative accounting were recorded on the balance sheet at a fair value of $3 million. A change in value from December 31, 2001 to March 31, 2002, representing a gain of $2 million was recorded in earnings as a reduction in the cost of power.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that


                                     CMS-41

                                                          CMS Energy Corporation

will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting and, therefore, Consumers will record any change in the fair value of these contracts directly in earnings as part of the cost of power supply, which could cause earnings volatility. As of March 31, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at March 31, 2002. These contracts expire in December 2002.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of March 31, 2002, Consumers has an accrued liability of $55 million, (net of $27 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a future general gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

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


                                     CMS-42

                                                          CMS Energy Corporation

through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million annual distribution service rate increase. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing an 8.9 percent increase in the typical residential customer's average monthly bill.

OTHER GAS UNCERTAINTIES

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133, and therefore require derivative accounting. As of March 31, 2002, Consumers gas supply contracts requiring derivative accounting had a fair value of $4 million, representing a fair value gain on the contract since the date of inception, and this gain was recorded directly in earnings as part of other income, and then directly offset and recorded as a regulatory liability on the balance sheet. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October 2002.

PANHANDLE MATTERS

REGULATORY MATTERS: In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At March 31, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, resulting in a non-recurring gain of $4 million in Other Revenue and a $2 million reversal of interest expense for previously collected penalties retained.


                                     CMS-43

                                                          CMS Energy Corporation

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, Trunkline LNG, now owned by LNG Holdings, reduced its maximum rates.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for several years. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

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



                                     CMS-44

                                                          CMS Energy Corporation

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

In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement in principle with the plaintiffs in the amount of $9 million. The primary insurance carrier will cover one hundred percent of the settlement once the agreement is finalized.

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



                                     CMS-45

                                                          CMS Energy Corporation

ARGENTINA ECONOMIC EMERGENCY: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law, among other things, repealed the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converted all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos.

For the three months ended March 31, 2002, CMS Energy recorded losses of $21 million or $0.15 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

Effective April 30, 2002, CMS Energy adopted the Argentine Peso as the functional currency for all of its Argentine investments. CMS had previously used the U.S. Dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. Dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 Pesos per U.S. Dollar, and recorded a charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that this non-cash charge substantially reduces the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. This non-cash charge represents approximately eighty percent of the affected assets' book value. As a result of this change, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, 2002 earnings for CMS Energy may be adversely affected by an additional $19 million to $25 million or $0.13 to $0.18 per share assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar.

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



                                     CMS-46

                                                          CMS Energy Corporation

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $975 million for 2002, $920 million for 2003 and $935 million for 2004. These amounts include expenditures associated with the LNG terminal expansion for which an application was filed with the FERC on December 26, 2001, estimated at $21 million in 2002, $81 million in 2003 and $49 million in 2004.

OTHER: CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $2.2 billion as of March 31, 2002. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of March 31, 2002, the actual amount of financial exposure covered by these guarantees was $928 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $277 million, which are recorded as liabilities on the Consolidated Balance Sheet at March 31, 2002. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

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

5:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: CMS Energy's $750 million Senior Credit Facilities consist of a $450 million one-year revolving credit facility, maturing in June 2002 and a $300 million three-year revolving credit facility, maturing in June 2004. Additionally, CMS Energy has unsecured lines of credit in an aggregate amount of $22 million. As of March 31, 2002, $163 million was outstanding under the Senior Credit Facilities, all of which represented letters of credit, and no amounts were outstanding under the unsecured lines of credit.

In the first quarter of 2002, CMS Energy called $211 million of Series A through E GTNs at interest rates ranging from 7.00 percent to 9.00 percent using funds available from asset sales proceeds. At March 31, 2002, CMS Energy had remaining $110 million Series D GTNs, $318 million Series E GTNs and $300 million of


                                     CMS-47

                                                          CMS Energy Corporation

Series F GTNs issued and outstanding with weighted average interest rates of 7.1 percent, 7.8 percent and 7.6 percent, respectively.

Under its most restrictive debt covenant, CMS Energy could pay $1.1 billion in common dividends at March 31, 2002.

CONSUMERS: At March 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $520 million of long-term securities for general corporate purposes and $200 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $200 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2002, a total of $150 million was outstanding at a weighted average interest rate of 2.6 percent, compared with $170 million outstanding at March 31, 2001, at a weighted average interest rate of 6.0 percent.

Consumers currently has in place a $325 million trade receivables sale program. At March 31, 2002 and 2001, receivables sold under the program totaled $325 million and $432 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivable Funding, LLC. This consolidated subsidiary was established to sell accounts receivable to an unrelated third party.

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

Under the provisions of its Articles of Incorporation, Consumers had $258 million of unrestricted retained earnings available to pay common dividends at March 31, 2002. In January 2002, Consumers declared a $55 million common dividend that was paid in February 2002. In April 2002, Consumers declared a $43 million dividend payable in May 2002.

CMS OIL AND GAS: CMS Oil and Gas had a $225 million floating rate revolving credit facility that was due to mature in May 2002. On January 3, 2002, CMS Oil and Gas used the proceeds from the Equatorial Guinea sale to repay all outstanding borrowings.

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


                                     CMS-48

                                                          CMS Energy Corporation

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


CMS Energy Trust and Securities                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                             Amount
                                                                           Outstanding                    Earliest
March 31                                              Rate(%)            2002    2001      Maturity      Redemption
-------------------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                                    7.75           $173     $173         2027           2001
CMS Energy Trust II (b)                                   8.75            301      301         2004              -
CMS Energy Trust III (c)                                  7.25            220      220         2004              -
-------------------------------------------------------------------------------------------------------------------
  Total Amount Outstanding                                               $694     $694
                                                                         =============

(a) Represents Quarterly Income Preferred Securities that are convertible into
1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.
(b) Represents Adjustable Convertible Preferred Securities that include 0.125 percent annual contract payments for the stock purchase contract that obligates the holder to purchase not more than 1.2121 and not less than .7830 shares of CMS Energy Common Stock in July 2002.
(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by the August 2003 conversion date.



Consumers Energy Trust and Securities                                                                   In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                              Amount
                                                                           Outstanding                    Earliest
March 31                                              Rate(%)            2002    2001      Maturity      Redemption
-------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                  8.36          $70      $100        2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                  8.20          120       120        2027          2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                  9.25          175       175        2029          2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                             9.00          125         -        2031          2006
------------------------------------------------------------------------------------------------------------------
  Total Amount Outstanding                                            $490      $395
                                                                      ==============


In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.


                                     CMS-49

                                                          CMS Energy Corporation

6:   EARNINGS PER SHARE AND DIVIDENDS

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


COMPUTATION OF EARNINGS PER SHARE:
                                                              In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------
Three Months Ended March 31                                           2002                     2001
---------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                              $  399                  $  109
                                                                     ==============================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                  $  399                  $  109
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                                  2                       2
                                                                     ------------------------------
 CMS Energy - Diluted                                                $  401                  $  111
                                                                     ==============================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                             133.3                   125.4
   Add conversion of 7.75% Trust
       Preferred Securities                                             4.2                     4.2
   Stock Options                                                          -                      .3
                                                                     ------------------------------

   Average Shares - Diluted                                           137.5                   129.9
                                                                     ==============================

EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                         $ 2.99                  $  .87
       Diluted                                                       $ 2.92                  $  .85
===================================================================================================

In February 2002, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In April 2002, the Board of Directors declared a quarterly dividend of $.365 per share on CMS Energy Common Stock, payable in May 2002.

7:   RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments and to exploit the presence of internal hedge opportunities that exist among its diversified business segments. CMS Energy, on behalf of it regulated and non-regulated subsidiaries, utilizes a variety of derivative instruments for both trading and non-trading purposes and executes these transactions with external parties through its marketing subsidiary, CMS MST. These derivative instruments include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the


                                     CMS-50

                                                          CMS Energy Corporation

risk being hedged.

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

Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. These contracts are subject to derivative accounting in accordance with SFAS No. 133, and as such are required to be recorded at fair value on the balance sheet, with changes in fair value recorded either directly in earnings or other comprehensive income if the contract meets certain qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts do not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility. As of March 31, 2002, all of Consumers' purchased electric call option contracts subject to derivative accounting were recorded on the balance sheet at a fair value of $3 million. A change in value from December 31, 2001 to March 31, 2002, representing a gain of $2 million was recorded in earnings as a reduction in the cost of power.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in

                                     CMS-51

                                                          CMS Energy Corporation

the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting and therefore, Consumers will record any change in the fair value of these contracts directly in earnings as part of the cost of power supply, which could cause earnings volatility. As of March 31, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at March 31, 2002. These contracts expire in December 2002.

Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133, and therefore require derivative accounting. As of March 31, 2002, Consumers gas supply contracts requiring derivative accounting had a fair value of $4 million, representing a fair value gain on the contract since the date of inception, and this gain was recorded directly in earnings as part of other income, and then directly offset and recorded as a regulatory liability on the balance sheet. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October of 2002.

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

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, with regard to its counterparties, CMS Energy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty.


                                     CMS-52

                                                          CMS Energy Corporation

Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

At March 31, 2002, CMS MST has recorded a net asset of $109 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For the quarters ended March 31, 2002 and 2001, CMS MST reflected $1 million and $2 million, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of March 31, 2002.



                                                                                                In Millions
-----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of December 31, 2001                                            $108
Contracts realized or otherwise settled during the period (a)                                           (17)
Fair value of new contracts when entered into during the period                                          12
Changes in fair value attributable to changes in valuation techniques and assumptions                     -
Other changes in fair value (b)                                                                           6
-----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of March 31, 2002                                               $109
===========================================================================================================


Fair Value of Contracts at March 31, 2002                                                                          In Millions
-------------------------------------------------------------------------------------------------------------------------------
                                                                       Maturity (in years)
                                  Total
Source of Fair Value            Fair Value       Less than 1             1 to 3               4 to 5            Greater than 5
-------------------------------------------------------------------------------------------------------------------------------
Prices actively quoted             $ 55                $ 28               $ 21                  $  5                    $ 1
Prices provided by other
   external sources                  22                   2                  4                    10                      6
Prices based on models and
   other valuation methods           32                   2                 11                    12                      7
-------------------------------------------------------------------------------------------------------------------------------
Total                              $109                $ 32               $ 36                  $ 27                    $14
===============================================================================================================================


     (a) Reflects value of contracts, included in December 31, 2001 values, that expired during 2002.
     (b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of March 31, 2002, these swaps had a negative fair value of $7 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis. No ineffectiveness was recognized during the first quarter of 2002 under the requirements of SFAS No. 133.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties


                                     CMS-53

                                                          CMS Energy Corporation

to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of March 31, 2002 and 2001, the weighted average interest rate associated with outstanding swaps was approximately 5.2 percent and 6.4 percent, respectively.


                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
Floating to Fixed                               Notional          Maturity             Fair              Unrealized
Interest Rate Swaps                               Amount            Date               Value             Gain (Loss)
--------------------------------------------------------------------------------------------------------------------
March 31, 2002                                   $  295          2003-2006             $ (7)                 $ 4
March 31, 2001                                   $1,069          2001-2006             $(15)                 $(7)


FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. The outstanding swaps as of March 31, 2002, had a negative fair value of $3 million that were recognized on the consolidated balance sheets as a derivative liability. No ineffectiveness was recognized during the first quarter of 2002 under the requirements of SFAS No. 133.

Amortization of gains on swaps during the first quarter of 2002, which were terminated in 2001, was approximately $1 million that was recorded as an adjustment to interest expense.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks.


                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
Fixed to Floating                               Notional          Maturity             Fair              Unrealized
Interest Rate Swaps                               Amount            Date               Value             Gain (Loss)
--------------------------------------------------------------------------------------------------------------------
March 31, 2002                                   $  822          2004-2005             $ (3)                 $(2)
March 31, 2001                                        -                  -                -                    -

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at March 31, 2002 and 2001 was $(6) million and $4 million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

Foreign exchange contracts outstanding as of March 31, 2002 had a total notional amount of $152 million. Of this amount, $100 million is related to CMS Energy's investments in Brazil, $25 million is related to CMS Energy's investments in Australia and $27 million in Euro hedges. All contracts are short-term in nature and are scheduled to expire within twelve months.


                                     CMS-54

                                                          CMS Energy Corporation


The notional amount of the outstanding foreign exchange contracts at March 31, 2001 was $824 million consisting of $21 million, $25 million, and $778 million for Australian, Brazilian and Argentine, respectively. All of these contracts have expired.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of March 31, 2002 and 2001 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.

                                                                                                        In Millions
As of March 31                                       2002                                 2001
--------------------------------------------------------------------------- ---------------------------------------
                                        Carrying     Fair     Unrealized      Carrying     Fair        Unrealized
                                         Cost      Value     Gain (Loss)       Cost       Value       Gain (Loss)
                                      ----------- ---------- -------------- ----------- ----------- ---------------
Long-Term Debt (a)                        $6,543     $6,442         $(101)      $7,150      $7,016         $ (134)
Preferred Stock and
   Trust Preferred Securities              1,183      1,099           (84)       1,133       1,075            (58)

(a) Settlement of long-term debt is generally not expected until maturity.


8:   REPORTABLE SEGMENTS

CMS Energy operates principally in the following six reportable segments: electric utility; gas utility; independent power production; oil and gas exploration and production; natural gas transmission; and marketing, services and trading.

CMS Energy"s reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the pretax operating income, as well as the net income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. The oil and gas exploration and production segment conducts oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and in the countries of Cameroon, Colombia, Congo, Tunisia and Venezuela. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. Revenues from a land development business fall below the quantitative thresholds for reporting and have never met any of the quantitative thresholds for determining reportable segments.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from a land development business fall below the quantitative thresholds for reporting, and


                                     CMS-55

                                                          CMS Energy Corporation

has never met any of the quantitative thresholds for determining reportable segments. The table below shows net income by reportable segment.

Reportable Segments


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                               2002                2001
------------------------------------------------------------------------------------------------------------------
Net Income by Reportable Segment
  Electric utility                                                                       $  49                $ 60
  Gas utility                                                                               28                  28
  Natural gas transmission                                                                  41                  45
  Independent power production                                                              23                  27
  Oil and gas exploration and production                                                   310                   3
  Marketing, services and trading                                                            7                   4
  Corporate interest and other                                                             (59)                (58)
------------------------------------------------------------------------------------------------------------------
                                                                                         $ 399                $109
==================================================================================================================





                                     CMS-56

                                                                 [ANDERSEN LOGO]


                    Report of Independent Public Accountants



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, cash flows and common stockholders' equity for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CMS Energy Corporation and subsidiaries as of December 31, 2001, and, in our report dated March 22, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 [ARTHUR ANDERSEN LLP SIGNATURE]



Detroit, Michigan,
  April 30, 2002.


                                     CMS-57

                                                          CMS Energy Corporation









                      (This page intentionally left blank)














                                     CMS-58

                                                        Consumers Energy Company

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

This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this Management's Discussion and Analysis in the section entitled "CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors" in Consumers' 2001 Form 10-K Item 1 and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' outlook. This Form 10-Q also describes material contingencies in Consumers Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with generally accepted accounting principles requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below, are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities when it is probable that a current event will cause a future loss payment and that loss amount can be reasonably estimated. Consumers used this principle to record estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA issued regulations regarding ozone and particulate-related emissions that require some Consumers' electric generating facilities to lower their emissions rates. These regulations will require Consumers to spend between $530 million and $660 million, estimated in 2002 dollars. As of March 2002, Consumers incurred

                                                        Consumers Energy Company

$326 million of capital expenditures to comply. Consumers expects to make the remaining capital expenditures between 2002 and 2005.

At some point after 2005, Consumers may incur additional capital expenditures if new environmental standards for multi-pollutants become effective. These and other required environmental expenditures may have a material adverse impact upon Consumers' financial condition and results of operations after 2005. For further information see Note 2, Uncertainties, "Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former Manufactured Gas Plant sites will be between $82 million and $113 million, using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Environmental Matters."

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a partnership interest in the MCV Partnership, and a lessor interest in the MCV Facility.

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates and has recorded the estimated contract losses on this through 2007.

Consumers' availability payments to the MCV Partnership are capped at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2002        2003       2004       2005     2006
------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries at 98.5%, net of tax                 $37         $37        $36        $36      $36
==================================================================================================================

For further information see Note 2, Uncertainties "The Midland Cogeneration Venture" for additional detail.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS: Consumers uses SFAS No. 133 criteria to determine which contracts must be accounted for as derivative instruments. These rules, however, are numerous and complex. As a result, significant judgment is required and similar contracts can sometimes be accounted for differently.

Consumers currently accounts for the following contracts as derivative instruments: interest rate swaps and locks, certain electric call options and gas supply contracts with embedded put options, and gas fuel swaps. Consumers does not account for as derivatives: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items.

                                                        Consumers Energy Company

If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or other comprehensive income, depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

In order to fair value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At March 31, 2002, Consumers assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value, attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. For further information see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards," Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities," and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' equity securities investments are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these instruments is determined from quoted market prices.

ACCOUNTING FOR LEASES

Consumers uses SFAS No. 13 to account for any leases to which it may be a party. Depending upon satisfaction of certain criteria, they are classified as operating leases or capital leases. Under an operating lease, payments are expensed as incurred, and there is no recognition of an asset or liability on the balance sheet. Capital leases, on the other hand, require that an asset and liability be recorded on the balance sheet at the inception of the lease for the present value of the minimum lease payments required during the term of the lease.

To determine whether to classify a lease as operating or capital under SFAS No. 13 and related statements, Consumers must use judgment. A lease must be evaluated for transfer of ownership, provision for bargain purchase option, the lease term relative to the estimated economic life of the leased property, and the present value of the minimum lease payments at the beginning of the lease term. Judgment is required for leases involving special purpose entities such as trusts, sales and leasebacks and when the lessee is involved in the construction of the property it will lease. Different financial presentations of leases could result if different judgment, estimates or assumptions are made.

                                                        Consumers Energy Company

Consumers is party to a number of leases, the most significant are the leases associated with its new headquarters building and its railcar lease. For further information see "Contractual Obligations and Commercial Commitments" in the Capital Resources and Liquidity section.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

Items that may normally be expensed for a non-regulated entity may be capitalized as regulatory assets if the actions of the regulator indicate that such expenses will be recovered in future rates charged to customers designed to recover such costs. Conversely, items that may normally be recognized as revenues for a non-regulated entity may be recorded as regulatory liabilities if the actions of the regulator indicate that such revenues will be required to be refunded to customers at a future time. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of March 31, 2002, Consumers had $1.217 billion recorded as regulatory assets and $292 million recorded as regulatory liabilities.

ACCOUNTING FOR PENSION AND OPEB

Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For further information see the Other Outlook section.

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

                                                        Consumers Energy Company

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

Consumers also sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management employs former executive employees of Consumers, and the transaction was based on competitive bidding.

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2002              2001           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $ 81              $ 98           $ (17)
================================================================================================================

2002 COMPARED TO 2001: For the three months ended March 31, 2002, Consumers' net income available to the common stockholder totaled $81 million, a decrease of $17 million from the comparable period in 2001. The earnings decrease reflects reduced electric and gas deliveries due to milder winter temperatures, the continued economic downturn, and increased electric operating expense in 2002, primarily for replacement power supply costs related to an unscheduled plant outage.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

                                                        Consumers Energy Company

ELECTRIC UTILITY RESULTS OF OPERATIONS


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2002              2001           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $ 49              $ 61           $ (12)
================================================================================================================
Reasons for the change:

Electric deliveries                                                                                       $  (4)
Power supply costs and related revenue                                                                      (16)
Other operating expenses and non-commodity revenue                                                           (2)
Fixed charges                                                                                                 2
Income taxes                                                                                                  8
----------------------------------------------------------------------------------------------------------------
Total change                                                                                              $ (12)
================================================================================================================

ELECTRIC DELIVERIES: For the period ending March 31, 2002, electric deliveries, including transactions with other electric utilities, were 9.2 billion kWh, a decrease of 0.8 billion kWh or 7.9 percent from the comparable period in 2001. Total electric deliveries decreased primarily due to lower industrial usage driven by the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the period ending March 31, 2002, electric net income was adversely affected by lower power cost related revenues. Additionally, the average power supply cost increased due to the need to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from the unscheduled Palisades outage.

OTHER OPERATING EXPENSES: In 2002, other operating expenses decreased due to lower operating and maintenance costs resulting from cost controls throughout the business unit.

                                                        Consumers Energy Company

GAS UTILITY RESULTS OF OPERATIONS


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
March 31                                                                 2002              2001           Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                       $ 28              $ 29            $ (1)
================================================================================================================

Reasons for the change:

Gas deliveries                                                                                               (9)
Rate increase                                                                                                 7
Fixed charges                                                                                                 2
Income taxes                                                                                                 (1)
----------------------------------------------------------------------------------------------------------------
Total change                                                                                               $ (1)
================================================================================================================


For the period ending March 31, 2002, gas delivery revenues decreased due to significantly milder temperatures during the first quarter of 2002. This decrease was significantly offset by an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 149 bcf, a decrease of 10 bcf or 6.5 percent compared with 2001.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. Cash from operations totaled $271 million and $479 million for the first three months of 2002 and 2001, respectively. The $208 million decrease resulted primarily from a $163 million decrease in cash collected from customers and related parties and a $115 million decrease in sale of accounts receivable, partially offset by a $70 million increase in cash due to fewer expenditures for natural gas inventories. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: Cash used for investing activities totaled $154 million and $204 million for the first three months of 2002 and 2001, respectively. The change of $50 million is primarily the result of fewer capital expenditures to comply with the Clean Air Act than the first three months of 2001.

FINANCING ACTIVITIES: Cash used in financing activities totaled $105 million and $286 million for the first three months of 2002 and 2001, respectively. The change of $181 million is primarily the result of a $150 million cash infusion from CMS Energy, $298 million net proceeds from issuance of senior notes, and $94 million net increase in notes payable, offset by a $344 million retirement of bonds and other long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS: Consumers' use of long-term contracts for the purchase of commodities and services, the sale of its accounts receivables, and operating leases are considered to be off-balance sheet arrangements. Consumers has responsibility for the collectability of the accounts receivables sold, and the full obligation of its leases becomes due in case of lease payment default. Consumers uses these off-balance sheet arrangements in its normal business operations.

                                                        Consumers Energy Company

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information about these obligations, see Note 2, Uncertainties, and Note 3, Short-Term Financings and Capitalization.


Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ------------------------------------------------------------
March 31                             Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 2,691        $ 220        $333      $ 28       $170               $ 1,940
   Notes payable                       150          150           -         -          -                     -
   Capital lease obligations            82           15          17        14         13                    23
Off-balance sheet:
   Operating leases                    164           11          16        14         12                   111
   Non-recourse debt of FMLP           264           65           8        54         41                    96
   Sale of accounts receivable         325          325           -         -          -                     -
   Unconditional purchase
     Obligations                    18,059        1,283       1,050       848        781                14,097
==============================================================================================================

Unconditional purchase obligations are for natural gas and electricity and represent normal business operating contracts used to assure adequate supply and minimize exposure to market price fluctuations.

Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $48 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.


Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
                                                   -----------------------------------------------------------
March 31                             Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                          $16          $16           -         -          -                     -
   Indemnities                          17            -           -         -          -                    17
   Letters of Credit                     7            7           -         -          -                     -
==============================================================================================================

Consumers has $300 million credit facilities, $200 million aggregate lines of credit and a $325 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For further information about this source of funds see Note 3, Short-Term Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Over the next three years, Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments. Consumers prepares these estimates for planning purposes and may revise them.


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2002         2003         2004
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $590         $550         $540
Nuclear fuel lease                                                                  10            0           30
Capital leases other than nuclear fuel                                              25           20           20
                                                                                 -------------------------------
                                                                                  $625         $570         $590
================================================================================================================

Electric utility operations (a)(b)                                                $450         $405         $440
Gas utility operations (a)                                                         175          165          150
                                                                                 -------------------------------
                                                                                  $625         $570         $590
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

COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' share of the market for generation services and can reduce profitability. Competition is increasing as a result of the introduction of retail open access in the state of Michigan pursuant to the enactment of Michigan's Customer Choice Act, and therefore, alternative electric suppliers for generation services have entered Consumers' market. The Customer Choice Act allows all electric customers to have the choice of buying electric generation service from an alternative electric supplier as of January 1, 2002. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act provides for the recovery of such "net" Stranded Costs through a charge that would be paid by those customers that choose to switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act

                                                        Consumers Energy Company

directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC ruled that the Stranded Cost transition charge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and in April 2002, made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25              25                    -                     -
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in rates. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive final orders for the 2000 and 2001 implementation costs in 2002. In addition to the amounts shown, as of March 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $11 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

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

                                                        Consumers Energy Company

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

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct, and has sought waivers to the code of conduct with respect to utility activities that provide approximately $50 million in annual revenues that may be restricted. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers.

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

Transmission: On May 1, 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company or divest the facilities. Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset it cannot control.

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001 the transfer took place. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and various federal agencies approved the transactions. Consumers did not provide any financial or credit support to Trans-Elect, Inc. in connection with its purchase of METC. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH including the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until

                                                        Consumers Energy Company

December 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. In April 2002, Consumers received unconditional regulatory approvals for the sale of the transmission facilities to MTH, and effective April 30, 2002, Consumers and METC withdrew from Alliance. For further information, see Note 2, Uncertainties, "Electric Rate Matters - Transmission."

Wholesale Market Competition: In 1996, as a result of the FERC's efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies had jointly operated the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact from the termination of these joint merchant operations with Detroit Edison.

Wholesale Market Pricing: Consumers is authorized by the FERC to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a traditional market dominance analysis in October 2001. In November 2001, the FERC issued an order modifying the method to be used to determine an entity's degree of market power. Due, however, to several reliability issues brought before the FERC regarding this order, the FERC has issued a stay of the order. If the modified market power test in the order is not amended, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale electricity at market-based prices and may be limited to charging prices no greater than its cost-based rates. A final decision about the proposed assessment method is not expected for several months.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

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

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and

                                                        Consumers Energy Company

Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and initiatives undertaken to reduce exposure to electric price increases for purchased power; 6) the recovery of electric restructuring implementation costs;
7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; and 9) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see
Note 2, Uncertainties.

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

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million distribution service rate increase. See Note 2, Uncertainties "Gas Rate Matters - Gas Rate Case" for further information.

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

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; and 5) market and regulatory responses to increases in gas costs. For further information about these uncertainties, see Note 2, Uncertainties.

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

                                                        Consumers Energy Company

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future.

In January 2002, Consumers made a contribution to the Pension Trust of $47 million and a contribution to the 401(h) segment of the Pension Trust of $15 million.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Consumers is currently

                                                        Consumers Energy Company

studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

DERIVATIVE IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued final guidance for DIG Statement No. C16, which is effective April 1, 2002. Consumers has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts.

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

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Consumers enters into all risk management contracts for purposes other than trading.

Contracts entered into to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of March 31, 2002 and 2001, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $375 million and $300 million, respectively. As of March 31, 2002 and 2001, Consumers had

                                                        Consumers Energy Company

outstanding $729 million and $719 million of variable-rate debt, respectively. At March 31, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings, before tax on its variable rate debt, would be $1 million and $4 million, respectively. As of March 31, 2002 and 2001, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.952 billion and $2.583 billion, respectively, with a fair value of $2.943 billion and $2.531 billion, respectively. As of March 31, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $148 million and $131 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas fuel for generation call options and swap contracts, and gas supply contracts containing embedded put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet its customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options are used to purchase reasonably priced gas supply.

As of March 31, 2002 and 2001, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $19 million and $97 million, respectively. At March 31, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $4 million and $14 million, respectively. As of March 31, 2002 and 2001, Consumers had an asset of $48 million and $104 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of March 31, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded put options was $4 million. At March 31, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At March 31, 2002 and 2001, a hypothetical 10 percent adverse change in market price would have resulted in an $8 million and $10 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

For further information on market risk and derivative activities, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Risk Management Activities and Derivative Transactions" and "Implementation of New Accounting Standards", Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties - Derivative Activities", and
Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors of Consumers , upon the recommendation of the Audit Committee of the Board, voted to discontinue the use of Arthur Andersen to audit the Consumers' financial statements at and for the year ending December 31, 2002. The Audit Committee of the Board was directed to search for a replacement independent auditor from among nationally recognized auditing firms and recommend such replacement firm to the Board for appointment as soon as practical. Arthur Andersen previously had been retained to review Consumers' financial statements at and for the quarter ended March 31, 2002.

Arthur Andersen's reports on Consumers' consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on Consumers' consolidated financial statements for such years; and there were no reportable events as defined by SEC laws and regulations.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                                                   $  609      $   665
  Gas                                                                                           616          540
  Other                                                                                          11           14
                                                                                            --------------------
                                                                                              1,236        1,219
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                 67           71
    Purchased power - related parties                                                           140          118
    Purchased and interchange power                                                              61          112
    Cost of gas sold                                                                            396          318
    Cost of gas sold - related parties                                                           30           31
    Other                                                                                       141          141
                                                                                             -------------------
                                                                                                835          791
  Maintenance                                                                                    50           55
  Depreciation, depletion and amortization                                                      107          105
  General taxes                                                                                  57           55
                                                                                            --------------------
                                                                                              1,049        1,006
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                                                      114          135
  Gas                                                                                            63           65
  Other                                                                                          10           13
                                                                                            --------------------
                                                                                                187          213
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                                          1            2
  Accretion expense                                                                              (3)          (2)
  Other, net                                                                                      1            2
                                                                                            --------------------
                                                                                                 (1)           2
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                                     33           38
  Other interest                                                                                  9           10
  Capitalized interest                                                                           (2)          (1)
                                                                                            ---------------------
                                                                                                 40           47
----------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE INCOME TAXES                                                                  146          168
INCOME TAXES                                                                                     54           61
                                                                                            --------------------

NET INCOME                                                                                       92          107
PREFERRED STOCK DIVIDENDS                                                                         -            -
PREFERRED SECURITIES DISTRIBUTIONS                                                               11            9
                                                                                            --------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                   $   81      $    98
================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                   2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $   92            $ 107
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                                       107              105
        Deferred income taxes and investment tax credit                                      34               13
        Capital lease and other amortization                                                  3                8
        Undistributed earnings of related parties                                           (10)             (13)
        Changes in assets and liabilities
            Decrease (increase) in accounts receivable and accrued revenue                  (55)             223
            Increase (decrease) in accounts payable                                         (28)              (9)
            Decrease (increase) in inventories                                              193              123
            Regulatory obligation - gas customer choice                                      (7)             (16)
            Changes in other assets and liabilities                                         (58)             (62)
                                                                                         -----------------------
          Net cash provided by operating activities                                         271              479
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (142)            (183)
  Cost to retire property, net                                                              (15)             (26)
  Investment in Electric Restructuring Implementation Plan                                   (3)              (3)
  Investments in nuclear decommissioning trust funds                                         (2)              (2)
  Proceeds from nuclear decommissioning trust funds                                           8               10
                                                                                         -----------------------
          Net cash used in investing activities                                            (154)            (204)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                             (344)               -
  Increase (decrease) in notes payable, net                                                (109)            (203)
  Payment of common stock dividends                                                         (55)             (66)
  Redemption of preferred securities                                                        (30)               -
  Preferred securities distributions                                                        (11)              (9)
  Payment of capital lease obligations                                                       (3)              (8)
  Payment of preferred stock dividends                                                       (1)               -
  Proceeds from CMS cash infusion                                                           150                -
  Proceeds from senior notes and bank loans                                                 298                -
                                                                                         -----------------------
          Net cash used in financing activities                                            (105)            (286)
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               12              (11)
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     16               21
                                                                                         -----------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $   28            $  10
================================================================================================================
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                             $   31            $  47
  Income taxes paid (net of refunds)                                                          -                -
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                $    -            $   2
  Other assets placed under capital leases                                                    8                7
=================================================================================================================


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,733          $7,661          $7,298
  Gas                                                                      2,625           2,593           2,524
  Other                                                                       21              23              21
                                                                        ----------------------------------------
                                                                          10,379          10,277           9,843
  Less accumulated depreciation, depletion and amortization                6,022           5,934           5,802
                                                                         ---------------------------------------
                                                                           4,357           4,343           4,041
  Construction work-in-progress                                              508             464             391
                                                                        ----------------------------------------
                                                                           4,865           4,807           4,432
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         56              59              80
  First Midland Limited Partnership                                          257             253             248
  Midland Cogeneration Venture Limited Partnership                           316             300             302
                                                                         ---------------------------------------
                                                                             629             612             630
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      28              16              10
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                           183             125              43
  Accounts receivable - related parties                                       14              17              69
  Inventories at average cost
    Gas in underground storage                                               378             569             143
    Materials and supplies                                                    69              69              67
    Generating plant fuel stock                                               50              52              50
  Prepaid property taxes                                                     120             144             113
  Regulatory assets                                                           19              19              19
  Other                                                                       18              14              24
                                                                        ----------------------------------------
                                                                             879           1,025             538
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                     714             717             709
    Postretirement benefits                                                  203             209             226
    Abandoned Midland Project                                                 11              12              15
    Other                                                                    171             167              84
  Nuclear decommissioning trust funds                                        576             581             585
  Other                                                                      162             176             297
                                                                         ---------------------------------------
                                                                           1,837           1,862           1,916
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $8,210          $8,306          $7,516
================================================================================================================



STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          782             632             646
    Revaluation capital                                                       12               4              29
    Retained earnings since December 31, 1992                                399             373             538
                                                                         ---------------------------------------
                                                                           2,034           1,850           2,054
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             520             395
  Long-term debt                                                           2,433           2,472           2,097
  Non-current portion of capital leases                                       59              56              51
                                                                        ----------------------------------------
                                                                           5,060           4,942           4,641
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       253             257             243
  Notes payable                                                              150             416             170
  Notes payable - CMS Energy                                                 157               -              30
  Accounts payable                                                           258             291             242
  Accrued taxes                                                              162             219             216
  Accounts payable - related parties                                          85              80              69
  Deferred income taxes                                                       23              12               -
  Other                                                                      248             260             235
                                                                         ---------------------------------------
                                                                           1,336           1,535           1,205
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      772             747             713
  Postretirement benefits                                                    242             279             354
  Regulatory liabilities for income taxes, net                               276             276             260
  Power purchase agreement - MCV Partnership                                 166             169               -
  Deferred investment tax credit                                             100             102             107
  Other                                                                      258             256             236
                                                                         ---------------------------------------
                                                                           1,814           1,829           1,670
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $8,210          $8,306          $7,516
================================================================================================================

(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                                            THREE MONTHS ENDED
MARCH 31                                                                                   2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period(a)                                                      $  841          $  841
---------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                                                    632             646
  Stockholder's contribution                                                                150               -
                                                                                         ----------------------
    At end of period                                                                        782             646
---------------------------------------------------------------------------------------------------------------
REVALUATION CAPITAL
  Investments
    At beginning of period                                                                   16              33
    Unrealized gain (loss) on investments(b)                                                  -              (5)
                                                                                         ----------------------
      At end of period                                                                       16              28
                                                                                         ----------------------
  Derivative Instruments
    At beginning of period(c)                                                               (12)             21
    Unrealized gain (loss) on derivative instruments(b)                                       5             (13)
    Reclassification adjustments included in net income(b)                                    3              (7)
                                                                                         ----------------------
      At end of period                                                                       (4)              1
---------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
  At beginning of period                                                                    373             506
  Net income(b)                                                                              92             107
  Cash dividends declared- Common Stock                                                     (55)            (66)
  Cash dividends declared- Preferred Stock                                                    -               -
  Preferred securities distributions                                                        (11)             (9)
                                                                                         ----------------------
    At end of period                                                                        399             538
---------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                                                        $2,034          $2,054
===============================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

    Revaluation capital
     Investments
       Unrealized gain (loss) on investments, net of tax of $- and $3, respectively      $    -          $   (5)
     Derivative Instruments
       Unrealized gain (loss) on derivative instruments, net of tax of $(3) and
         $7, respectively                                                                     5             (13)
       Reclassification adjustments included in net income, net of tax of $(1) and
         $4, respectively                                                                     3              (7)
    Net income                                                                               92             107
                                                                                         ----------------------
    Total Comprehensive Income                                                           $  100          $   82
                                                                                         ======================

(c) Three Months Ended 2001 is the cumulative effect of change in accounting principle, net of $(11) tax (Note 1)


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers and reviewed by the independent public accountant in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers Form 10-K for the year ended December 31, 2001, which includes the Reports of Independent Public Accountants. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation, transmission and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2001 Form 10-K. Consumers' management changed its evaluation of the performance of the electric and gas segments from pretax operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. The net income available to common stockholder by reportable segment is as follows:

                                                        Consumers Energy Company


                                                                                                       In Millions
                                                                                                Three Months Ended
March 31                                                                                       2002           2001
------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder
  Electric                                                                                      $49            $61
  Gas                                                                                            28             29
  Other                                                                                           4              8
------------------------------------------------------------------------------------------------------------------
Total Consolidated                                                                              $81            $98
==================================================================================================================

UTILITY REGULATION: Consumers accounts for the effects of regulation based on SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the generation portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of March 31, 2002, Consumers had a net investment in electric supply facilities of $1.403 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

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

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Consumers enters into all risk management contracts for purposes other than trading. Contracts entered into to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133.

For further discussion see "Implementation of New Accounting Standards" below,
Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Consumers adopted SFAS No. 133 on January 1, 2001. This standard requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges are recognized in earnings.

                                                        Consumers Energy Company

Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception of SFAS No. 133 and, therefore, are not subject to derivative accounting. There are, however, certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk that require derivative accounting.

On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, ($32 million, pretax) cumulative effect adjustment as an unrealized gain increasing accumulated other comprehensive income. Based on the pretax initial transition adjustment of $32 million recorded in accumulated other comprehensive income on January 1, 2001, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense, and $8 million as an increase in other revenue for the twelve months ended December 31, 2001. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, decreasing other comprehensive income. As of December 31, 2001, there were no amounts remaining in accumulated other comprehensive income related to the initial transition adjustment.

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

As of March 31, 2002, Consumers had a total of $1 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value remains.

For further discussion of derivative activities, see Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and "Other Gas Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals.

                                                        Consumers Energy Company

2:   UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $530 million and $660 million, calculated in year 2002 dollars. Much of the future expenditures are for retrofit post-combustion technology. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of March 2002, Consumers has incurred $326 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2005. At some point after 2005, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

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

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of March 31, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation

                                                        Consumers Energy Company

suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act, as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013. As of March 31, 2002, Consumers spent $28 million on the required expansion of transmission capabilities. In May 2002, Consumers sold its transmission facilities to MTH, who will complete the capital program to expand transmission capabilities.

In October 2000 and January 2001, the MPSC issued orders that authorized Consumers to issue Securitization bonds. Securitization typically involves the issuance of asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in lower interest costs and a longer amortization period for the securitized assets, that would offset the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter that Consumers was required to implement by the Customer Choice Act. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $12 million annually.

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

                                                        Consumers Energy Company

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

In 1998, Consumers submitted a plan for electric retail open access to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. Implementation began in September 1999. The Customer Choice Act states that orders issued by the MPSC before the date of this act that: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier for generation services. The tariffs were effective January 1, 2002, and, in general, did not require any significant modifications in the existing retail open access program. The terms of the tariff allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand needs of returning retail open access customers, and may be forced to purchase electricity on the spot market at prices higher than it could recover from its customers.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power supply above its anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of April 2002, alternative electric suppliers are providing generation services to customers with 332 MW of demand.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. As of March 31, 2002, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated reserve margin requirement for the summer 2002 and partially covering the estimated reserve margin requirements for summers 2003 through 2007, and has recorded an asset of $47 million for these call options, of which $10 million pertains to 2002.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel for electric generation, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect for all customers until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

                                                        Consumers Energy Company

TRANSMISSION: On May 1, 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

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

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001, the transfer took place. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. in connection with its purchase of METC. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH, including the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. In April 2002, Consumers received unconditional regulatory approval for the sale of the transmission facilities to MTH, and effective April 30, 2002, Consumers and METC withdrew from Alliance.

In the past, when IPPs connected to transmission systems they paid a fee that was used by transmission companies to offset capital costs incurred to connect the IPP to the transmission system and provide the system upgrades needed as a result of the interconnection. In order to promote competition in the electric generation market, the FERC recently issued an order that requires the system upgrade portion of the fee to be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. This has resulted in METC recording a $30 million liability for a refund to IPPs. Subsequently, MTH assumed this liability as part of its purchase of the transmission facilities.

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

                                                        Consumers Energy Company

ELECTRIC PROCEEDINGS: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC ruled that the Stranded Cost transition charge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and in April 2002, made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25              25                    -                     -
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in rates. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive final orders for the 2000 and 2001 implementation costs in 2002. In addition to the amounts shown, as of March 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $11 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ rendered an initial decision that was largely upheld by the FERC in March 2002 and requires Consumers refund, with interest, any over-collections for past services as measured by new OATT rates. Consumers, since the initial decision, has been reserving a portion of revenues billed to customers under then existing OATT rates. In April 2002, FERC issued a decision largely affirming the initial decision but increasing the recommended rate of return. A compliance proceeding will be held at FERC to determine Consumers' refund responsibility. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

                                                        Consumers Energy Company

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

Summarized Statements of Income for CMS Midland and CMS Holdings


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March 31                                                                                2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                   $9                   $13
Income taxes and other                                                                     3                     4
------------------------------------------------------------------------------------------------------------------
Net income                                                                                $6                   $ 9
==================================================================================================================

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At March 31, 2002 and 2001, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $116 million and $43 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity

                                                        Consumers Energy Company

at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                   2002        2003       2004       2005     2006
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                 $37         $37        $36        $36      $36
==================================================================================================================

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

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of March 31, 2002, Consumers has a recorded liability to the DOE of $136 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of one fire protection smoke detector location finding with low safety significance, the NRC classified all inspection findings to have very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site

                                                        Consumers Energy Company

storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of March 31, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

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

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts from the operation of all of those units.

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

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

                                                        Consumers Energy Company

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

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $450 million, $405 million, and $440 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. These contracts are subject to derivative accounting in accordance with SFAS No. 133, and as such are required to be recorded at fair value on the balance sheet, with changes in fair value recorded either directly in earnings or other comprehensive income if the contract meets certain qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility. As of March 31, 2002, all of Consumers' purchased electric call option contracts subject to derivative accounting were recorded on the balance sheet at a fair value of $3 million. A change in value from December 31, 2001 to March 31, 2002, representing a gain of $2 million was recorded in earnings as a reduction in the cost of power.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting and, therefore, Consumers will record any change in the fair value of these contracts directly in earnings as part of the cost of power supply, which could cause earnings volatility. As of March 31, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at March 31, 2002. These contracts expire in December 2002.

                                                        Consumers Energy Company
GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of March 31, 2002, Consumers has an accrued liability of $55 million, (net of $27 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a future general gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

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

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim

                                                        Consumers Energy Company

increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million annual distribution service rate increase. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing an 8.9 percent increase in the typical residential customer's average monthly bill.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $175 million, $165 million, and $150 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133, and therefore require derivative accounting. As of March 31, 2002, Consumers gas supply contracts requiring derivative accounting had a fair value of $4 million, representing a fair value gain on the contract since the date of inception, and this gain was recorded directly in earnings as part of other income, and then directly offset and recorded as a regulatory liability on the balance sheet. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October 2002.

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

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At March 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $520 million of long-term securities for general corporate purposes and $200 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $200 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 2002, a total of $150 million was outstanding at a weighted average interest rate of 2.6 percent, compared with $170 million outstanding at March 31, 2001, at a weighted average interest rate of 6.0 percent.

Consumers currently has in place a $325 million trade receivables sale program. At March 31, 2002 and 2001, receivables sold under the program totaled $325 million and $432 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

                                                        Consumers Energy Company

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivable Funding, LLC. This consolidated subsidiary was established to sell accounts receivable to an unrelated third party.

LONG-TERM FINANCINGS: In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003.

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


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                                           Earliest
Trust and Securities                             Rate            Amount Outstanding      Maturity        Redemption
-------------------------------------------------------------------------------------------------------------------
March 31                                                     2002        2001       2000                       Year
-------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%      $ 70        $100       $100      2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%       120         120        120      2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%       175         175        175      2029            2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                      9.00%       125           -          -      2031            2006
                                                             ---------------------------
Total                                                        $490        $395       $395
==================================================================================================================

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $258 million of unrestricted retained earnings available to pay common dividends at March 31, 2002. In January 2002, Consumers declared a $55 million common dividend that was paid in February 2002. In April 2002, Consumers declared a $43 million common dividend payable in May 2002.

DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless

                                                        Consumers Energy Company

the swap is sold. As of March 31, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable rate debt. This swap will expire in June 2005. As of March 31, 2002, this interest rate swap had a negative fair value of $2 million. This amount, if sustained, will be reclassified to earnings increasing interest expense when the swaps are settled on a monthly basis. As of March 31, 2001, Consumers had entered into swaps to fix the interest rate on $300 million of variable rate debt. The swaps expired at varying times from June through December 2001. As of March 31, 2001, these interest rate swaps had a negative fair value of $4 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt issued in March 2002. Any change in fair value will be recorded in earnings as part of interest expense. This change in value should be perfectly offset by a change in the fair value of the associated hedged debt which will also be fair valued and should move in the opposite direction of the fair value of the swap. As of March 2002, the swap had a negative fair value of less than $1 million. The swap expires in March 2005.

                                                                 [ANDERSEN LOGO]


                    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, cash flows and common stockholders' equity for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Consumers Energy Company and subsidiaries as of December 31, 2001, and, in our report dated March 22, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 [ARTHUR ANDERSEN LLP SIGNATURE]



Detroit, Michigan,
  April 30, 2002.

                                                    Consumers Energy Corporation










                      (This page intentionally left blank)

                                             Panhandle Eastern Pipe Line Company

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Panhandle is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns an interest in an LNG regasification plant and related facilities. The rates and conditions for service of interstate natural gas transmission and storage operations of Panhandle as well as the LNG operations are subject to the rules and regulations of the FERC.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Panhandle's 2001 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial outlook. This report also describes material contingencies in Panhandle's Condensed Notes to Consolidated Financial Statements, and Panhandle encourages its readers to review these Notes.

The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

                                             Panhandle Eastern Pipe Line Company


RESULTS OF OPERATIONS

NET INCOME:


                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
March 31                                                                    2002          2001             Change
-----------------------------------------------------------------------------------------------------------------
Three months ended                                                           $25           $37               $(12)
=================================================================================================================
Reasons for the change:

LNG terminalling revenue                                                                                      (28)
Commodity revenue                                                                                              (6)
Other revenue                                                                                                  (1)
Operation and maintenance                                                                                       5
Depreciation and amortization                                                                                   5
General taxes                                                                                                   1
Interest charges                                                                                                4
Income taxes                                                                                                    8
-----------------------------------------------------------------------------------------------------------------
Total change                                                                                                 $(12)
=================================================================================================================

LNG TERMINALLING REVENUE: In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract for the existing uncommitted long-term capacity at the company's facility. The 22-year contract, in conjunction with new rates which became effective January 2002 (see Note 2, Regulatory Matters), along with significantly lower natural gas prices in the first quarter of 2002 compared to the first quarter of 2001, resulted in reduced revenues for Trunkline LNG from 2001 levels. In December 2001, Panhandle completed a $320 million monetization of the Trunkline LNG business. The joint venture transaction results in a reduced share of Trunkline LNG's income and distributions being received by Panhandle due to the existence of debt on the books of the joint venture as well as a reduced equity ownership in the project, partially offset by lower consolidated interest expense due to Panhandle debt being retired with the proceeds generated by the transaction. Panhandle uses the Hypothetical Liquidation at Book Value method of equity income measurement for its investment in LNG Holdings, the unconsolidated joint venture which owns 100 percent of Trunkline LNG. Using this approach, primarily because LNG Holdings made no cash distributions to Panhandle in the first quarter of 2002, no equity income was recorded by Panhandle in the first quarter of 2002. Cash distributions by LNG Holdings began in April of 2002 and are expected to be made quarterly in the future.

COMMODITY REVENUE: Commodity revenue decreased primarily due to decreased natural gas transportation volumes delivered for the first quarter of 2002 compared to the first quarter of 2001. Volumes decreased 15 percent from 2001 primarily due to an unseasonably warm winter in the Midwest market area in 2002.

OTHER REVENUE: Other revenue includes a non-recurring gain of $4 million in the first quarter of 2002 for settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2,

                                             Panhandle Eastern Pipe Line Company

Regulatory Matters), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

OPERATION AND MAINTENANCE: Operating expenses were reduced by $4 million in the first quarter of 2002 primarily due to a non-recurring adjustment for lower final incentive plan payouts approved in 2002 for 2001 awards, which more than offset other benefit cost increases, and also due to Trunkline LNG expenses which are zero in 2002 since Trunkline LNG is no longer consolidated with Panhandle (see Off Balance Sheet Arrangements).

DEPRECIATION AND AMORTIZATION: Amortization expense was reduced by $5 million in the first quarter of 2002 due to adoption of SFAS No. 142. Panhandle has not yet completed its initial review of any potential goodwill impairment but expects to complete the initial review in the second quarter as required by SFAS No. 142 (see Note 1, Corporate Structure and Basis of Presentation - Implementation of New Accounting Standards).

INTEREST CHARGES: Interest Charges include a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the Order 637 settlement.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

OFF BALANCE SHEET ARRANGEMENTS

In December 2001, Panhandle entered into a joint venture transaction involving LNG Holdings, which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. The joint venture then raised $30 million from the issuance of equity to Dekatherm Investor Trust and then $290 million from bank loans. The net proceeds were distributed to Panhandle Eastern Pipe Line, with $75 million of the proceeds coming in the form of a loan. While earnings are divided pursuant to a sharing formula, LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset dispositions, and appointment of officers.

The LNG Holdings transaction monetized the value of Trunkline LNG and the value created by a 22-year contract with BG LNG Services, which began in January 2002, for the existing uncommitted long-term capacity at the facility. Due to the commitment by Panhandle to reinvest the proceeds in the joint venture to finance the LNG expansion project, the $183 million of proceeds received by Panhandle in excess of Panhandle's

                                             Panhandle Eastern Pipe Line Company

book basis in Trunkline LNG was not recognized as a gain, but instead has been recorded as a deferred credit on Panhandle's balance sheet. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the related asset's useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

For a discussion of new accounting standards effective January 1, 2002, see Note 1, Corporate Structure and Basis of Presentation.

OUTLOOK

CMS Energy seeks to build on Panhandle's position as a leading United States interstate natural gas pipeline system and its significant ownership interest in and operation of the nation's largest operating LNG receiving terminal through expansion and better utilization of its existing facilities and construction of new facilities. By providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others, CMS Energy expects to expand its natural gas pipeline business. Panhandle has a one-third interest in Guardian Pipeline LLC, which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC which operates a 720-mile, 26-inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002.

In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 2, Regulatory Matters.

In October 2001 Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. Assuming FERC approval, the expanded facility is planned to be in operation in early 2005. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to CMS Trunkline LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable.

                                             Panhandle Eastern Pipe Line Company

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant would be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the region. The terminal would be operated and maintained by a joint operating company with majority oversight by Panhandle when commercial operations begin, which is currently estimated to be in 2007.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 5) the impact of any future rate cases, for any of Panhandle's regulated operations; 6) current initiatives for additional federal rules and legislation regarding pipeline safety; 7) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; 8) market and other risks associated with Panhandle's investment in the liquids pipeline business via the Centennial Pipeline venture; and 9) increased security costs as a result of the September 11, 2001 terrorist attack in the United States. It is not certain what these cost levels will be or to what extent these additional costs will be recoverable through Panhandle's rates.

OTHER MATTERS

CUSTOMER CONCENTRATION

During the first quarter of 2002, sales to Proliance Corporation, a nonaffiliated gas marketer, accounted for 18 percent of Panhandle's consolidated revenues and sales to subsidiaries of CMS Energy accounted for 11 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top ten customers accounted for 64 percent of revenues during the first quarter of 2001.

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. For further information, see Note 4, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised State Implementation Plans (SIPS) for 22 states, including five states in which Panhandle

                                             Panhandle Eastern Pipe Line Company

operates. For further information, see Note 4, Commitments and Contingencies - Environmental Matters.

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

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors, based upon the recommendation of the Audit Committee of the Board, voted to discontinue the use of Arthur Andersen to audit Panhandle's financial statements at and for the year ending December 31, 2002. The Audit Committee was directed to search for a replacement independent auditor from among nationally recognized auditing firms and recommend such replacement firm to the Board for appointment as soon as practical. Arthur Andersen previously had been retained to review Panhandle's financial statements at and for the quarter ended March 31, 2002.

Arthur Andersen's reports on Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on Panhandle's consolidated financial statements for such years; and there were no reportable events as defined by SEC laws and regulations.

                                             Panhandle Eastern Pipe Line Company









                      (This page intentionally left blank)

                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                               Three Months Ended March 31,
                                                                                              2002                       2001
                                                                                           ----------                -----------
OPERATING REVENUE
        Transportation and storage of natural gas                                                $114                     $120
        LNG terminalling revenue                                                                    -                       28
        Other                                                                                       6                        7
                                                                                                -----                    -----
            Total operating revenue                                                               120                      155
                                                                                                -----                    -----
OPERATING EXPENSES
        Operation and maintenance                                                                  45                       50
        Depreciation and amortization                                                              13                       17
        General taxes                                                                               6                        8
                                                                                                -----                    -----
            Total operating expenses                                                               64                       75
                                                                                                -----                    -----
PRETAX OPERATING INCOME                                                                            56                       80
OTHER INCOME, NET                                                                                   2                        2
INTEREST CHARGES
        Interest on long-term debt                                                                 17                       21
                                                                                                -----                    -----
            Total interest charges                                                                 17                       21

NET INCOME BEFORE INCOME TAXES                                                                     41                       61
INCOME TAXES                                                                                       16                       24
                                                                                                -----                    -----
CONSOLIDATED NET INCOME                                                                           $25                      $37
                                                                                                =====                    =====

   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                               Three Months Ended March 31,
                                                                                              2002                       2001
                                                                                           ----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                 $25                      $ 37
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               13                        17
      Deferred income taxes                                                                       20                        15
      Changes in current assets and liabilities                                                  (35)                      (43)
      Other, net                                                                                  (1)                       (3)
                                                                                               -----                     -----
          Net cash provided by operating activities                                               22                        23
                                                                                               -----                     -----
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                         (8)                      (18)
      Retirements and other                                                                       (5)
                                                                                               -----                     -----
          Net cash used in investing activities                                                  (13)                     (18)
                                                                                               -----                     -----
CASH FLOWS FROM FINANCING ACTIVITIES
      Net (increase)/decrease in current note receivable - CMS Capital                           (75)                       24
      Net decrease in non-current note receivable - CMS Capital                                   82                         -
      Dividends paid                                                                             (16)                      (29)
                                                                                               -----                     -----
          Net cash used in financing activities                                                   (9)                       (5)
                                                                                               -----                     -----
      Net Increase (Decrease) in Cash and Temporary Cash Investments                               -                         -

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     -                         -
                                                                                               -----                     -----
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                         $ -                      $  -
                                                                                               =====                     =====
OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                                                 $33                      $ 38
      Income taxes paid (net of refunds)                                                           -                         -



   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                               March 31,
                                                                                                 2002                December 31,
                                                                                              (Unaudited)                2001
                                                                                             -------------          --------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                      $1,681                 $1,675
      Less accumulated depreciation and amortization                                               155                    142
                                                                                               -------                -------
          Sub-total                                                                              1,526                  1,533
      Construction work-in-progress                                                                 26                     24
                                                                                               -------                -------
          Net property, plant and equipment                                                      1,552                  1,557
                                                                                               -------                -------
INVESTMENTS IN AFFILIATES                                                                           66                     66
                                                                                               -------                -------
CURRENT ASSETS
      Accounts receivable, less allowances of $4 and $3 as of March 31, 2002
          and December 31, 2001, respectively                                                      107                    114
      Gas imbalances - receivable                                                                   35                     26
      System gas and operating supplies                                                             64                     55
      Deferred income taxes                                                                          8                      7
      Note receivable - CMS Capital                                                                161                     86
      Other                                                                                         24                     24
                                                                                               -------                -------
          Total current assets                                                                     399                    312
                                                                                               -------                -------
NON-CURRENT ASSETS
      Goodwill, net                                                                                700                    700
      Note receivable - CMS Capital                                                                255                    337
      Debt issuance cost                                                                             7                      8
      Other                                                                                         40                     30
                                                                                               -------                -------
          Total non-current assets                                                               1,002                  1,075
                                                                                               -------                -------
      TOTAL ASSETS                                                                              $3,019                 $3,010
                                                                                               =======                =======



   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                               March 31,
                                                                                                 2002                December 31,
                                                                                              (Unaudited)                2001
                                                                                             -------------          --------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES
CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding                   $    1                 $    1
        Paid-in capital                                                                          1,286                  1,286
        Retained earnings                                                                            4                     (5)
                                                                                               -------                -------
          Total common stockholder's equity                                                      1,291                  1,282
      Long-term debt                                                                             1,066                  1,082
                                                                                               -------                -------
          Total capitalization                                                                   2,357                  2,364
                                                                                               -------                -------
CURRENT LIABILITIES
      Accounts payable                                                                              19                     22
      Current portion of long-term debt                                                             15                      -
      Gas imbalances - payable                                                                      81                     64
      Accrued taxes                                                                                 10                      8
      Accrued interest                                                                              12                     26
      Accrued liabilities                                                                           19                     35
      Other                                                                                         34                     40
                                                                                               -------                -------
          Total current liabilities                                                                190                    195
                                                                                               -------                -------
NON-CURRENT LIABILITIES
      Deferred income taxes                                                                        206                    185
      Deferred commitments                                                                         180                    183
      Other                                                                                         86                     83
                                                                                               -------                -------
          Total non-current liabilities                                                            472                    451
                                                                                               -------                -------
      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                         $3,019                 $3,010
                                                                                               =======                =======


   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)




                                                                                  Three Months               Three Months
                                                                                 Ended March 31,             Ended March 31,
                                                                                       2002                       2001
                                                                                -----------------          ------------------
COMMON STOCK
At beginning and end of period                                                         $    1                      $    1
                                                                                       ------                      ------
OTHER PAID-IN CAPITAL
At beginning and end of period                                                          1,286                       1,127

RETAINED EARNINGS
At beginning of period                                                                     (5)                         (6)
Net income                                                                                 25                          37
Common stock dividends                                                                    (16)                        (29)
                                                                                       ------                      ------
            At end of period                                                                4                           2
                                                                                       ------                      ------
TOTAL COMMON STOCKHOLDER'S EQUITY                                                      $1,291                      $1,130
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

                                             Panhandle Eastern Pipe Line Company


                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


These interim Consolidated Financial Statements have been prepared by Panhandle and reviewed by the independent public accountants in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements contained within should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Panhandle's Form 10-K for the year ended December 31, 2001, which includes the Report of Independent Public Accountants. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1.  CORPORATE STRUCTURE AND BASIS OF PRESENTATION

Panhandle Eastern Pipe Line is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, including LNG terminalling, and is subject to the rules and regulations of the FERC.

In December 2001, Panhandle completed a $320 million monetization transaction of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The joint venture transaction resulted in LNG Holdings owning 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The joint venture (including its $290 million of newly issued long-term debt) is not consolidated with Panhandle, reflecting Panhandle's lack of control of the new entity.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Panhandle Eastern Pipe Line and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in affiliated companies where Panhandle has the ability to exercise significant influence, but not control, are accounted for using the equity method. When special conditions warrant, for example when an affiliate is a highly leveraged entity and its capital structure is such that Panhandle's share of net income cannot be simply stated as a percentage of net income based on its equity ownership percentage, accounting rules dictate that the preferred approach to equity income measurement is determined by using the Hypothetical Liquidation at Book Value (HLBV) method. Panhandle believes such conditions exist with its LNG Holdings investment, therefore Panhandle uses the HLBV method to account for earnings from this investment.

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                                             Panhandle Eastern Pipe Line Company


IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and was amortized using the straight-line method, with a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. Panhandle is currently studying the effects of the new standard, but cannot predict at this time if any amounts will be recognized as impairments of goodwill or other intangible assets. In accordance with the new standard, initial testing for impairment is expected to be completed in the second quarter and subsequent testing, if required, should be completed by year-end. Any impairment, if discovered by such testing, will be recognized in the first quarter 2002 and subsequent periods by restatement of the financial information. At March 31, 2002, the amount of unamortized goodwill was $700 million.

For purposes of comparison, the following table presents what net income would have been in the first quarter of 2001 had there been no amortization of goodwill in the period.


                                                                                        IN MILLIONS
----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                   2002             2001
----------------------------------------------------------------------------------------------------
Reported Net Income                                                            $25              $37
Add back: Goodwill amortization                                                  -                5
Add back: Tax effect                                                             -               (2)
                                                                       -----------------------------
Adjusted Net Income                                                            $25              $40
                                                                       =============================

SFAS No. 144 was issued by the FASB in October 2001, and supersedes SFAS No.
121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Panhandle accounting for any future impairments or disposals of long-lived assets under the foregoing provisions, but will not change the accounting principles used in previous asset impairments or disposals.

2.   REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At March 31, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for

                                             Panhandle Eastern Pipe Line Company

related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, resulting in a non-recurring gain of $4 million in Other Revenue and a $2 million reversal of interest expense for previously collected penalties retained.

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, Trunkline LNG, now owned by LNG Holdings, reduced its maximum rates.

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

3.   RELATED PARTY TRANSACTIONS


                                                                                     IN MILLIONS
-------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                   2002          2001
-------------------------------------------------------------------------------------------------
Transportation and storage of natural gas                                      $13           $13
Other operating revenue                                                          -            13
Operation and maintenance (a)                                                   12             9
Interest income                                                                  2             2


(a) Includes allocated benefit plan costs

In the three months ended March 31, 2002 and 2001, other income includes $2 million of interest on the note receivable from CMS Capital.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:


                                                                                       IN MILLIONS
---------------------------------------------------------------------------------------------------
MARCH 31                                                                     2002             2001
---------------------------------------------------------------------------------------------------
Note receivable - CMS Capital                                                $416            $423
Accounts receivable                                                            59              61
Accounts payable                                                                8               7
Accrued liabilities                                                             -               2
Current portion of long-term debt                                              15               -
Long-term debt                                                                 60              75
Deferred commitments                                                          180             183

                                             Panhandle Eastern Pipe Line Company

At March 31, 2002, Note Receivable - CMS Capital represented a $416 million note that bore interest at the 30-day commercial paper interest rate, $161 million of which is shown as current based on estimated draws during the next twelve months. During April and May 2002, $124 million of the $161 million in Current Note Receivable was utilized to pay off Panhandle long-term debt in the second quarter of 2002. Deferred Commitments represents proceeds received by Panhandle from the LNG monetization transaction which are committed to be reinvested in the LNG Holdings expansion project filed with FERC by Trunkline LNG in December 2001.

4.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle estimates capital expenditures and investments, including interest costs capitalized, to be $114 million in 2002, $159 million in 2003 and $160 million in 2004. These amounts include expenditures associated with an LNG terminal expansion which was filed with FERC in December 2001 by Trunkline LNG. The expansion expenditures (excluding capitalized interest), estimated at $21 million in 2002, $87 million in 2003 and $62 million in 2004, are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, sourced by repayments by CMS Capital on the outstanding note receivable. Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations and contributions from the parent.

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

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for several years. The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Management believes that the costs of cleanup, if any, will not have a material adverse impact on Panhandle's financial position, liquidity, or results of operations.

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

                                             Panhandle Eastern Pipe Line Company

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

In December 2001, Panhandle contributed its interest in Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle guaranteed repayment of $90 million of these loans if the joint venture had not obtained replacement lenders by March 2002. Replacement lenders were found by LNG Holdings, and Panhandle was not required to perform under the guaranty, which is now expired. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture.

Panhandle owns a one-third interest in the Centennial Pipeline LLC along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. In May 2001, in conjunction with the Centennial Pipeline project which began commercial service in April 2002, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets.

Panhandle owns a one-third interest in the Guardian Pipeline LLC along with Viking Gas Transmission and WICOR. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in November 2002. The guaranty will be released when Guardian reaches certain operational and financial targets.

                                             Panhandle Eastern Pipe Line Company


5.  SYSTEM GAS

Panhandle classifies its non-current system gas in Other Non-Current Assets and it is recorded at cost of $16 million and $18 million at March 31, 2002 and December 31, 2001, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Panhandle Eastern Pipe Line Company:

We have reviewed the accompanying consolidated balance sheet of Panhandle Eastern Pipe Line Company (a Delaware corporation) and subsidiaries as of March 31, 2002, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Panhandle Eastern Pipe Line Company and subsidiaries as of December 31, 2001, and, in our report dated February 15, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Houston, Texas
April 30, 2002

                                             Panhandle Eastern Pipe Line Company













                      (This page intentionally left blank)

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 2001. Reference is also made to the CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 4 - Uncertainties for CMS Energy, Note 2 - Uncertainties for Consumers, and Note 4 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS CMS ENERGY
         CORPORATION

During the 1st Quarter 2002, CMS Energy did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

In order for a shareholder to submit a proposal for a vote at the CMS Energy 2003 Annual Meeting, the shareholder must assure that CMS Energy receives the proposal on or before March 6, 2003. CMS Energy will not include shareholder's proposals in the CMS Energy's proxy statement. The shareholder must address the proposal to: Mr. Rodger A. Kershner, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. If the shareholder fails to submit the proposal on or before March 6, 2003, then management may use its discretionary voting authority to decide if it will submit the proposal to vote when the shareholder raises the proposal at the CMS Energy 2003 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      LIST OF EXHIBITS

(12)     -  CMS Energy:   Statements regarding computation of Ratio of Earnings
                          to Fixed Charges

(15)(a)  -  CMS Energy:   Letter of Independent Public Accountant

(15)(b)  -  Consumers:    Letter of Independent Public Accountant

(B)      REPORTS ON FORM 8-K

CMS ENERGY

During 1st Quarter 2002, CMS Energy filed reports of Form 8-K on January 8, 2002, March 7, 2002 and May 1, 2002, covering matters pursuant to ITEM 5. OTHER EVENTS and on April 29, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and ITEMS 7. FINANCIAL STATEMENTS AND EXHIBITS.

CONSUMERS

During 1st Quarter 2002, Consumers filed reports of Form 8-K on January 8, 2002, March 7, 2002 and May 1, 2002, covering matters pursuant to ITEM 5. OTHER EVENTS and on April 29, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and ITEMS 7. FINANCIAL STATEMENTS AND EXHIBITS.

PANHANDLE

During 1st Quarter 2002, Panhandle filed reports of Form 8-K on January 8, 2002 and March 7, 2002, covering matters pursuant to ITEM 5. OTHER EVENTS and on April 29, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and ITEMS 7. FINANCIAL STATEMENTS AND EXHIBIT.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                                   CMS ENERGY CORPORATION
                                        ---------------------------------------
                                                       (Registrant)


Dated: May 15, 2002                     By:          /s/ A.M. Wright
                                           -------------------------------------
                                                        Alan M. Wright
                                                    Executive Vice President,
                                                  Chief Financial Officer and
                                                 Chief Administrative Officer



                                                  CONSUMERS ENERGY COMPANY
                                        ----------------------------------------
                                                       (Registrant)


Dated: May 15, 2002                     By:          /s/ A.M. Wright
                                           -------------------------------------
                                                        Alan M. Wright
                                                    Executive Vice President,
                                                  Chief Financial Officer and
                                                 Chief Administrative Officer



                                           PANHANDLE EASTERN PIPE LINE COMPANY
                                        ----------------------------------------
                                                       (Registrant)


Dated: May 15, 2002                     By:          /s/ C.A. Helms
                                           -------------------------------------
                                                   Christopher A. Helms
                                           President and Chief Executive Officer

================================================================================






                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             CMS ENERGY CORPORATION,

                            CONSUMERS ENERGY COMPANY

                                       AND

                       PANHANDLE EASTERN PIPE LINE COMPANY


                                    FORM 10-Q

                                    EXHIBITS



                        FOR QUARTER ENDED MARCH 31, 2002





================================================================================

CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS



Exhibit
Number              Description
-------------------------------------------------------------------------------

(12)            -   Statements regarding computation of CMS Energy's Ratio of
                    Earnings to Fixed Charges.
(15)(a)         -   CMS Energy:  Letter of Independent Public Accountant
(15)(b)         -   Consumers Energy:  Letter of Independent Public Accountant