Form 10-Q
period 2002-06-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2002-08-14
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
-----------------------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 2002:


CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                 143,872,669
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy       84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
   indirectly privately held by CMS Energy                                       1,000

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2002


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



                                TABLE OF CONTENTS



                                                                                         Page
                                                                                        ------
Glossary...............................................................................      4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
    Management's Discussion and Analysis
         "Round Trip" Trades and Pending Restatement................................... CMS - 1
         Results of Operations........................................................  CMS - 2
         Critical Accounting Policies.................................................. CMS - 7
         Capital Resources and Liquidity............................................... CMS - 12
         Market Risk Information....................................................... CMS - 17
         Outlook....................................................................... CMS - 19
         Other Matters................................................................. CMS - 28
    Consolidated Financial Statements
         Consolidated Statements of Income............................................. CMS - 29
         Consolidated Statements of Cash Flows......................................... CMS - 30
         Consolidated Balance Sheets................................................... CMS - 32
         Consolidated Statements of Common Stockholders' Equity........................ CMS - 34
         Condensed Notes to Consolidated Financial Statements:
         1.   Corporate Structure and Basis of Presentation............................ CMS - 35
         2.   Discontinued Operations.................................................. CMS - 38
         3.   Asset Disposition........................................................ CMS - 40
         4.   Goodwill................................................................. CMS - 41
         5.   Uncertainties............................................................ CMS - 41
         6.   Short-Term and Long-Term Financings, and Capitalization.................. CMS - 58
         7.   Earnings Per Share and Dividends......................................... CMS - 61
         8.   Risk Management Activities and Financial Instruments..................... CMS - 62
         9.   Reportable Segments...................................................... CMS - 66

                                TABLE OF CONTENTS
                                   (CONTINUED)


                                                                                         Page
                                                                                        ------
Consumers Energy Company
    Management's Discussion and Analysis
         Critical Accounting Policies.................................................. CE - 1
         Results of Operations......................................................... CE - 5
         Capital Resources and Liquidity............................................... CE - 7
         Outlook....................................................................... CE - 10
         Other Matters................................................................. CE - 16
    Consolidated Financial Statements
         Consolidated Statements of Income............................................. CE - 20
         Consolidated Statements of Cash Flows......................................... CE - 21
         Consolidated Balance Sheets................................................... CE - 22
         Consolidated Statements of Common Stockholder's Equity........................ CE - 24
         Condensed Notes to Consolidated Financial Statements:
         1.   Corporate Structure and Summary of Significant Accounting Policies....... CE - 25
         2.   Uncertainties............................................................ CE - 28
         3.   Short-Term Financings and Capitalization................................. CE - 39

Panhandle Eastern Pipe Line Company
    Management's Discussion and Analysis
         Results of Operations......................................................... PE - 2
         Critical Accounting Policies.................................................. PE - 4
         Liquidity..................................................................... PE - 6
         Outlook......................................................................  PE - 7
         Other Matters................................................................. PE - 9
    Consolidated Financial Statements
         Consolidated Statements of Income............................................. PE - 12
         Consolidated Statements of Cash Flows......................................... PE - 13
         Consolidated Balance Sheets................................................... PE - 14
         Consolidated Statements of Common Stockholder's Equity........................ PE - 16
         Condensed Notes to Consolidated Financial Statements:
         1.   Corporate Structure and Basis of Presentation............................ PE - 17
         2.   Regulatory Matters....................................................... PE - 19
         3.   Goodwill Impairment...................................................... PE - 20
         4.   Related Party Transactions............................................... PE - 20
         5.   Commitments and Contingencies............................................ PE - 21
         6.   Debt Rating Downgrades .................................................. PE - 23
         7.   System Gas .............................................................. PE - 24
         8.   Subsequent Event ........................................................ PE - 24

Quantitative and Qualitative Disclosures about Market Risk............................. CO - 1
PART II:  OTHER INFORMATION

    Item 1. Legal Proceedings.......................................................... CO - 1
    Item 4. Submission of Matters to a Vote of Security Holders........................ CO - 3
    Item 5. Other Information.......................................................... CO - 3
    Item 6. Exhibits and Reports on Form 8-K........................................... CO - 4

Signatures............................................................................. CO - 6

                                    GLOSSARY

             Certain terms used in the text and financial statements
                               are defined below.


ABATE..............................Association of Businesses Advocating Tariff Equity
ALJ................................Administrative Law Judge
APB................................Accounting Principles Board
APB Opinion No. 18................ APB Opinion No. 18, "The Equity Method of Accounting for
                                   Investments in Common Stock"
APB Opinion No. 30.................APB Opinion No. 30, "Reporting Results of Operations -
                                   Reporting the Effects of Disposal of a Segment of a
                                   Business"
Accumulated Benefit Obligation.....The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit
                                   Obligation that is typically disclosed in that it does
                                   not reflect expected future salary increases
Alliance...........................Alliance Regional Transmission Organization
Arthur Andersen....................Arthur Andersen LLP
Articles...........................Articles of Incorporation
Attorney General...................Michigan Attorney General
bcf................................Billion cubic feet
BG LNG Services....................BG LNG Services, Inc., a subsidiary of BG Group of the
                                   United Kingdom
Big Rock...........................Big Rock Point nuclear power plant, owned by Consumers
Board of Directors.................Board of Directors of CMS Energy
Bookouts...........................Unplanned netting of transactions from multiple contracts

Centennial........................ Centennial Pipeline, LLC, in which Panhandle owns a one-third interest
Clean Air Act......................Federal Clean Air Act, as amended
CMS Capital........................CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas...............CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy.........................CMS Energy Corporation, the parent of Consumers and
                                   Enterprises
CMS Energy Common Stock............Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...............CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation.....................CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.......................CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland........................CMS Midland Inc., a subsidiary of Consumers
CMS MST............................CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas ...................CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holdings, LLC .......A subsidiary of Panhandle Eastern Pipe Line
CMS Trunkline .................... CMS Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle
                                   Holdings, LLC
CMS Trunkline LNG .................CMS Trunkline LNG Company, LLC, a subsidiary of LNG
                                   Holdings, LLC
CMS Viron..........................CMS Viron Energy Services, a wholly owned subsidiary of
                                   CMS MST
Common Stock.......................All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of
                                   an award or grant under the Performance Incentive Stock
                                   Plan
Consumers..........................Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings..........Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of Consumers
Court of Appeals...................Michigan Court of Appeals
Customer Choice Act................Customer Choice and
                                   Electricity Reliability Act, a Michigan
                                   statute enacted in June 2000 that allows all
                                   retail customers choice of

                                   alternative electric suppliers as of January 1, 2002,
                                   provides for full recovery of net stranded
                                   costs and implementation costs, establishes a
                                   five percent reduction in residential rates,
                                   establishes rate freeze and rate cap, and
                                   allows for Securitization

Detroit Edison.....................The Detroit Edison Company, a non-affiliated company
DIG................................Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of CMS Generation
DIG Statement No. C16..............Derivatives Implementation Group, Statement 133
                                   Implementation Issue No. C16, "Scope Exceptions:
                                   Applying the Normal Purchases and Normal Sales Exception
                                   to Contracts That Combine a Forward Contract and a
                                   Purchased Option Contract"
DOE................................U.S. Department of Energy
Dow................................The Dow Chemical Company, a non-affiliated company
Duke Energy........................Duke Energy Corporation, a non-affiliated company

Energy Michigan....................Energy Michigan is a trade association for the cogeneration, independent power and waste to energy
                                   industries in Michigan.
Enterprises........................CMS Enterprises Company, a subsidiary of CMS Energy
EPA................................U. S. Environmental Protection Agency
EPS................................Earnings per share
Ernst & Young......................Ernst & Young LLP

FASB...............................Financial Accounting Standards Board
FERC...............................Federal Energy Regulatory Commission
FMLP...............................First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility

GCR................................Gas cost recovery
GTNs...............................CMS Energy General Term Notes(R), $200 million Series D,
                                   $400 million Series E and $300 million Series F
Guardian ..........................Guardian Pipeline, LLC, in which Panhandle owns a one-third interest
GWh................................Gigawatt-hour

Health Care Plan...................The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and
                                   CMS Energy

INGAA..............................Interstate Natural Gas Association of America
IPP................................Independent Power Producer
ISO................................Independent System Operator

Jorf Lasfar........................The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh................................Kilowatt-hour

LIBOR..............................London Inter-Bank Offered Rate
Loy Yang...........................The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which
                                   CMS Generation holds a 50 percent ownership interest
LNG................................Liquefied natural gas

LNG Holdings...................... CMS Trunkline LNG Holdings, LLC, jointly owned by CMS
                                   Panhandle Holdings, LLC and Dekatherm Investor Trust
Ludington..........................Ludington pumped storage plant, jointly owned by
                                   Consumers and Detroit Edison

mcf................................Thousand cubic feet
MCV Facility.......................A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership....................Midland Cogeneration Venture Limited Partnership in which
                                   Consumers has a 49 percent interest through CMS Midland
MD&A...............................Management's Discussion and Analysis
MEPCC..............................Michigan Electric Power Coordination Center
METC...............................Michigan Electric Transmission Company, formally a subsidiary of Consumers Energy and now an indirect
                                   subsidiary of Trans-Elect
Michigan Gas Storage...............Michigan Gas Storage Company, a subsidiary of Consumers
Moody's ...........................Moody's Investors Service, Inc.
MPSC...............................Michigan Public Service Commission
MTH................................Michigan Transco Holdings, Limited Partnership
MW.................................Megawatts

NEIL...............................Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC................................Nuclear Management Company, LLC, formed in 1999 by
                                   Northern States Power Company (now Xcel Energy Inc.),
                                   Alliant Energy, Wisconsin Electric Power Company, and
                                   Wisconsin Public Service Company to operate and manage
                                   nuclear generating facilities owned by the four utilities
NRC................................Nuclear Regulatory Commission

OATT...............................Open Access Transmission Tariff
OPEB...............................Postretirement benefit plans other than pensions for retired employees

Palisades..........................Palisades nuclear power plant, which is owned by Consumers
Panhandle..........................Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle
                                   Storage, and Panhandle Holdings.  Panhandle is a wholly
                                   owned subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line........Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
Panhandle Storage..................CMS Panhandle Storage Company, a subsidiary of Panhandle
                                   Eastern Pipe Line Company
PCB................................Polychlorinated biphenyl
Pension Plan.......................The trusteed, non-contributory, defined benefit pension plan of  Panhandle, Consumers and CMS Energy
Powder River.......................CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within the
                                   Powder River Basin which spans the border between Wyoming
                                   and Montana.  The Powder River properties have been sold
                                   and reported as a discontinued operation for the three
                                   months ended March 31, 2002
PPA................................The Power Purchase Agreement between Consumers and the
                                   MCV Partnership with a 35-year term commencing in March
                                   1990

Price Anderson Act.................Price Anderson Act, enacted in 1957 as an amendment to the Atomic Energy Act of 1954, as revised and extended
                                   over the years.  This act stipulates between nuclear
                                   licensees and the U.S. government the insurance,
                                   financial responsibility, and legal liability for nuclear
                                   accidents.
PSCR...............................Power supply cost recovery
PUHCA..............................Public Utility Holding Company Act of 1935
PURPA..............................Public Utility Regulatory Policies Act of 1978

RTO................................Regional Transmission Organization

SEC................................U.S. Securities and Exchange Commission
Securitization.....................A financing method authorized by statute and approved by the MPSC which allows a utility to set aside
                                   and pledge a portion of the rate payments
                                   received by its customers for the repayment
                                   of Securitization bonds issued by a special
                                   purpose entity affiliated with such utility
SERP...............................Supplemental Executive Retirement Plan
SFAS...............................Statement of Financial Accounting Standards
SFAS No. 5.........................SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13........................SFAS No. 13 "Accounting for Leases"
SFAS No. 71........................SFAS No. 71, "Accounting for the Effects of Certain Types
                                   of Regulation"
SFAS No. 87........................SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.......................SFAS No. 106, "Employers' Accounting for Postretirement
                                   Benefits Other Than Pensions"
SFAS No. 115.......................SFAS No. 115, "Accounting for Certain Investments in Debt
                                   and Equity Securities"
SFAS No. 121.......................SFAS No. 121, "Accounting for the Impairment of
                                   Long-Lived Assets and for Long-Lived Assets to be
                                   Disposed Of"
SFAS No. 133.......................SFAS No. 133, "Accounting for Derivative Instruments and
                                   Hedging Activities, as amended and interpreted"
SFAS No. 142.......................SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.......................SFAS No. 143, "Accounting for Asset Retirement
                                   Obligations"
SFAS No. 144.......................SFAS No. 144, "Accounting for the Impairment or Disposal
                                   of Long-Lived Assets"
SFAS No. 145.......................SFAS No. 145, "Rescission of FASB Statements No. 4, 44,
                                   and 64, Amendment of FASB Statement No. 13, and
                                   Technical Corrections"
SFAS No. 146.......................SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
SIPS...............................State Implementation Plans
Stranded Costs.....................Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may
                                   not be recoverable in a competitive environment because
                                   of customers leaving their systems and ceasing to pay for
                                   their costs.  These costs could include owned and
                                   purchased generation and regulatory assets.
Superfund..........................Comprehensive Environmental Response, Compensation and
                                   Liability Act

Transition Costs...................Stranded Costs, as defined, plus the costs incurred in the transition to competition.

Trust Preferred Securities.........Securities representing an undivided beneficial interest in the assets of statutory business trusts,
                                   the interests of which have a preference

                                                     with respect to certain trust distributions
                                                     over the interests of either CMS Energy or
                                                     Consumers, as applicable, as owner of the
                                                     common beneficial interests of the trust

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

"ROUND TRIP" TRADES AND PENDING RESTATEMENT

CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price during the period of May 2000 through January 2002. These transactions, which had no impact on previously reported consolidated net income, earnings per share or cash flows, had the effect of increasing operating revenues, operating expenses, accounts receivable, accounts payable and reported trading volumes. After internally concluding that cessation of these trades was in CMS Energy's best interest, these so called "round trip" trades were halted in January 2002.

CMS Energy accounted for these trades in gross revenue and expense through the third quarter of 2001, but subsequently concluded that these round trip trades should have been reflected on a net basis. In the fourth quarter of 2001, CMS Energy ceased recording these trades in either revenues or expenses. CMS Energy's 2001 Annual Report on Form 10-K, issued in March 2002, restated revenue and expense for the first three quarters of 2001 to eliminate $4.2 billion of previously reported revenue and expense. The 2001 Form 10-K did however reflect $5 million of revenue and expense for 2001 from such trades, which was erroneously not restated. Revenue and expense for 2000 were not restated at that time.

In May 2002, CMS Energy stated its intention to amend, as soon as practical, its 2001 Form 10-K. The Form 10-K/A will reflect the elimination of $5 million of revenue and expense related to round trip trades in 2001, the elimination of approximately $122 million of outstanding accounts receivable and accounts payable related to these transactions, and the elimination of approximately $1 billion of revenue and expense from round trip trades in 2000. CMS Energy believes no amounts were outstanding in the consolidated balance sheet as of December 31, 2000.



                                     CMS-1

                                                         CMS Energy Corporation


CMS Energy is cooperating with the SEC investigation regarding "round trip" trades and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission and the FERC regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received or is aware of a number of shareholder class action lawsuits. In addition CMS Energy's Board of Directors has established a special committee of independent directors to investigate matters surrounding "round trip" trading and has retained outside counsel to assist in the investigation. The committee expects to complete its investigation and report its findings to the Board of Directors by the end of third quarter 2002. CMS Energy is unable to predict the outcome of these matters.

Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of "round trip" energy trades and form a special committee of its Board of Directors to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated cannot be relied upon. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's current situation and the work of the special committee, it would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. CMS Energy had previously announced that it would no longer use Arthur Andersen for its independent audit work and in May 2002, CMS Energy appointed Ernst & Young to audit the financial statements for the year ending December 31, 2002.

Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited financial statements of Consumers Energy Company and Panhandle Eastern Pipe Line Company for the applicable years. There are no disagreements between CMS Energy and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the years 2000 and 2001. Ernst & Young is currently auditing CMS Energy's restated consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, and is expected to release its opinion upon the completion of its audit procedures and the special committee's investigation.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

For the three and six months ended June 30, 2002, consolidated net income included gains on asset sales, restructuring costs associated with implementing CMS Energy's new strategic direction, extraordinary losses associated with early debt retirement, and the discontinued operations of CMS Oil and Gas and other non-strategic businesses. The six months ended June 30, 2002 also reflect the adoption of SFAS No. 142 as of January 1, 2002, which required a write-down of goodwill at CMS MST. The following tables depict CMS Energy's Results of Operations before and after the effects of the items mentioned above.

                                                                        In Millions,
                                                                  Except Per Share Amounts
                                                                 ---------------------------
Three months ended June 30                                         2002                2001
                                                                 -------             -------
CONSOLIDATED NET INCOME (LOSS) OF CMS ENERGY                     $   (75)            $    53
     Net Asset Loss (Gain)                                           (21)                  1
     Discontinued Operations Loss (Gain)                             141                 (19)
     Restructuring Costs                                               7                  --
     Extraordinary Item                                                7                  --
                                                                 -------             -------
           Earnings Before Reconciling Items                     $    59             $    35
                                                                 =======             =======



                                     CMS-2

                                                         CMS Energy Corporation



BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
EARNINGS (LOSS) PER SHARE                                        $ (0.56)            $  0.40
     Net Asset Loss (Gain)                                         (0.16)               0.01
     Discontinued Operations Loss (Gain)                            1.05               (0.14)
     Restructuring Costs                                            0.06                  --
     Extraordinary Item                                             0.05                  --
                                                                 -------             -------
        Earnings Per Share Before Reconciling Items              $  0.44             $  0.27
                                                                 =======             =======

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF
CMS ENERGY EARNINGS (LOSS) PER SHARE                             $ (0.56)            $  0.40
     Net Asset Loss (Gain)                                         (0.16)               0.01
     Discontinued Operations Loss (Gain)                            1.05                0.14
     Restructuring Costs                                            0.06                  --
     Extraordinary Item                                             0.05                  --
                                                                 -------             -------
        Earnings Per Share Before Reconciling Items              $  0.44             $  0.27
                                                                 =======             =======

For the three months ended June 30, 2002, consolidated net income before reconciling items increased by $24 million. The increase reflects reduced power supply costs from the 2001 unscheduled Palisades outage, improved earnings from the independent power production business, and the beneficial effects of weather on our gas and electric businesses, partially offset by expropriation and devaluation issues in Argentina.


                                                                        In Millions,
                                                                  Except Per Share Amounts
                                                                 ---------------------------
Six months ended June 30                                          2002                 2001
                                                                 -------             -------
CONSOLIDATED NET INCOME OF CMS ENERGY                            $   314             $   162
     Net Asset Loss (Gain)                                           (35)                  1
     Discontinued Operations Loss (Gain)                            (169)                (20)
     Restructuring Costs                                               7                  --
     Goodwill Accounting Change                                        9                  --
     Extraordinary Item                                                8                  --
                                                                 -------             -------
        Earnings Before Reconciling Items                        $   134             $   143
                                                                 =======             =======

BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
EARNINGS PER SHARE                                               $  2.34             $  1.27
     Net Asset Loss (Gain)                                         (0.26)               0.01
     Discontinued Operations Loss (Gain)                           (1.26)              (0.15)
     Restructuring Costs                                            0.06                  --
     Goodwill Accounting Change                                     0.07                  --
     Extraordinary Item                                             0.06                  --
                                                                 -------             -------
        Earnings Per Share Before Reconciling Items              $  1.01             $  1.13
                                                                 =======             =======

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
EARNINGS PER SHARE                                               $  2.30             $  1.25
     Net Asset Loss (Gain)                                         (0.26)               0.01
     Discontinued Operations Loss (Gain)                           (1.22)              (0.14)
     Restructuring Costs                                            0.05                  --
     Goodwill Accounting Change                                     0.07                  --
     Extraordinary Item                                             0.05                  --
                                                                 -------             -------
        Earnings Per Share Before Reconciling Items              $  0.99             $  1.12
                                                                 =======             =======



                                     CMS-3

                                                         CMS Energy Corporation


For the six months ended June 30, 2002, consolidated net income before reconciling items decreased by $9 million as compared to the same period in 2001. The decrease primarily reflects lower earnings from our marketing services and trading business reduced power supply costs from the 2001 unscheduled Palisades outage and lower Truckline LNG earnings reflecting the monetization of the facility and the resulting lower spot rates effective in January 2002.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:


                                         In Millions
                              ---------------------------------------
June 30                       2002            2001           Change
                              ----            ----        -----------
Three months ended            $ 84            $ 30            $ 54
Six months ended               133              91              42
                              ====            ====            ====


                                                                 Three Months           Six Months
                                                                Ended June 30          Ended June 30
Reasons for change                                               2002 vs 2001           2002 vs 2001
                                                                -------------          -------------
Electric deliveries                                                 $  7                   $ --
Power supply costs and related revenue                                34                     18
Other operating expenses and non-commodity revenue                    (7)                    (7)
Gain on asset sales                                                   38                     38
Fixed charges                                                          5                      8
Income taxes                                                         (23)                   (15)
                                                                    ----                   ----
Total change                                                        $ 54                   $ 42


ELECTRIC DELIVERIES: For the three months ended June 30, 2002, electric deliveries, including transactions with other electric utilities, were 9.4 billion kWh, an increase of 0.1 billion kWh, or 1.4 percent from the comparable period in 2001. The increase in total electric deliveries was primarily due to higher residential usage resulting from warmer June 2002 temperatures.

For the six months ended June 30, 2002, electric deliveries, including transactions with other electric utilities, were 18.6 billion kWh, a decrease of
0.7 billion kWh, or 3.4 percent from the comparable period in 2001. This decrease is the result of reduced first quarter industrial usage due to the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2002, power supply costs decreased by $34 million from the comparable period in 2001. The decreased power costs in 2002 was primarily due to the higher availability of the lower priced Palisades Nuclear Plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from outages at Palisades.

For the six months ended June 30, 2002, power supply costs and related revenues decreased by a total of $18 million from the comparable period in 2001. This decrease was also the result of the Palisades outage described for the current quarter partially offset by a plant outage at Palisades in early 2002.



                                     CMS-4

                                                         CMS Energy Corporation



OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and six months ended 2002, other operating expenses increased $7 million due to increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues.

GAIN ON ASSET SALES: For the three and six months ended 2002, asset sales increased as a result of the $31 million pre-tax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pre-tax gain on the sale of unused nuclear equipment from the cancelled Midland project.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME:

                                       In Millions
                             --------------------------------------
June 30                      2002           2001          Change
                             ----           ----        -----------
Three months ended            $ 4            $ 1            $ 3
Six months ended               32             30              2


                                             Three Months         Six Months
                                             Ended June 30       Ended June 30
Reasons for change                            2002 vs 2001        2002 vs 2001
                                             -------------       -------------
Gas deliveries                                    $ 9                  $--
Gas rate increase                                   2                    9
Gas wholesale and retail services                   1                   --
Operation and maintenance                          (4)                  --
Other operating expenses                           (4)                  (5)
Income taxes                                       (1)                  (2)
                                                  ---                  ---
Total change                                      $ 3                  $ 2
                                                  ===                  ===

For the three months ended June 30, 2002, gas revenues increased due to colder temperatures compared to the second quarter 2001. Operation and maintenance cost increases reflect additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 65.3 bcf, an increase of 8.3 bcf or 14.7 percent compared with 2001.

For the six months ended June 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 214.5 bcf, a decrease of 2 bcf or ..9 percent compared with 2001.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

NET INCOME: For the three months ended June 30, 2002, net income was $12 million, a decrease of $3 million (22 percent) from the comparable period in 2001. The decrease was primarily due to lower earnings from Trunkline LNG reflecting fixed contract rates compared to higher spot rates in the second quarter of 2001, and the impacts of Argentina expropriation and devaluation issues.



                                     CMS-5

                                                         CMS Energy Corporation


For the six months ended June 30, 2002, net income was $52 million, a decrease of $8 million (14 percent) from the comparable period in 2001. The decrease was primarily due to lower earnings from Trunkline LNG due to lower volumes and rates reflecting and the monetization of the facility that occurred in 2001, the impacts of the Argentina expropriation and devaluation on ongoing operations and lower commodity revenues at Panhandle due to unseasonably warm weather. These decreases were partially offset by the gain of $12 million on the sale of Natural Gas Transmission's ownership interests in Equatorial Guinea, lower operation and maintenance expenses, and $8 million primarily due to the elimination of goodwill amortization in 2002. However, Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No. 142, which indicates a potentially significant impairment of Panhandle's goodwill exists as of January 1, 2002 under the new standard. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to impairment testing.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

NET INCOME: For the three months ended June 30, 2002, net income was $39 million, a $22 million increase (122 percent) from the comparable period in 2001. The increase was primarily due to improved earnings from the MCV Facility reflecting improved plant performance and mark to market accounting for long-term natural gas fuel supply contracts, lower steam costs at DIG, which had experienced construction delays in 2001 that led to increased costs for steam generation, earnings from the Al Taweelah A2 project in the United Arab Emirates which became operational in late-2001, and improved earnings at the Jorf Lasfar facility. These increases were partially offset by the impacts of the Argentina expropriation and devaluation on ongoing operations.

For the six months ended June 30, 2002, net income was $62 million, a $17 million increase (38 percent) from the comparable period in 2001. The increase was primarily due to improved earnings from the MCV Facility reflecting improved plant performance and mark to market accounting for long-term natural gas fuel supply contracts, lower steam costs at DIG resulting from construction delays in 2001 that led to increased costs for steam generation, earnings from the Al Taweelah A2 project which became operational in late-2001, improved earnings from the Jorf Lasfar facility, and reduced operating expenses. These increases were partially offset by the effects of the Argentina expropriation and devaluation and lower earnings from certain domestic operations.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

In May of 2002, CMS Energy discontinued the operations of CMS Oil and Gas Exploration and Production. In July 2002, CMS Energy signed a definitive agreement and a letter of intent for the sale of CMS Oil and Gas. A definitive agreement was signed in August 2002 with another party for CMS Oil and Gas' assets in Colombia, which were previously covered by the letter of intent. The total sale price is approximately $232 million, and results in an after tax loss of approximately $110 million. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

During the second quarter, CMS MST announced its intention to sell its ownership interest in CMS Viron resulting in a reclassification of CMS Viron's results to discontinued operations in the consolidated statements of income. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.

NET INCOME: For the three months ended June 30, 2002, CMS MST's net loss was $33 million, a decrease of $66 million (200 percent) from the comparable period in 2001. During the second quarter of 2002, credit constraints severely limited the overall liquidity of the energy trading markets reducing CMS MST's ability to actively manage and optimize its open positions as well as impacting the ability to execute new deals. These constraints have placed downward pressure on trading margins for both wholesale power and natural gas. Operating revenues increased as a result of sales volumes on long-term power contracts that were executed during the latter part of 2001.



                                     CMS-6

                                                         CMS Energy Corporation



For the six months ended June 30, 2002, CMS MST's net loss was $36 million, a decrease of $73 million (195 percent) from the comparable period in 2001. The decrease was primarily due to the items identified above and also reflects the adoption of SFAS No. 142, which required the writedown of goodwill at CMS MST related to its CMS Viron business, retroactive to January 1, 2002. For more information, see Note 4, Goodwill.

During the second quarter of 2002, power sales volumes were 18,137 GWh, an increase of 14,123 GWh (352 percent) and natural gas sales volumes were 175 bcf, an decrease of 44 bcf (20 percent) compared to the second quarter of 2001. For six months ended June 30, 2002, power sales volumes were 32,290 GWh, an increase of 24,789 GWh (330 percent) and natural gas sales volumes were 360 bcf, an decrease of 7 bcf (2 percent) compared to 2001.

Due to the extreme volatility in energy trading markets and the competitive nature of the industry, results for this interim period are not necessarily an indication of results to be achieved for the fiscal year.

OTHER RESULTS OF OPERATIONS

Other items affecting net income are the after-tax effects of parent company interest expense and an $8 million loss in June 2002 related to a non-strategic Latin American investment. Interest expense after-tax effects for the three months ended June 30, 2002 and 2001 was $50 million and $56 million, respectively. Interest expense after-tax effects for the six months ended
June 30, 2002 and 2001 was $110 million and $111 million, respectively. These expenses were partially offset by the $21 million consolidating elimination in June 2002 of intercompany losses recorded by CMS MST that result from mark-to-market accounting for transactions with affiliates.

Discontinued Operations include, in addition to CMS Oil and Gas and CMS Viron discussed above, a $31 million loss after-tax effects, as a result of abandoning the Zirconium Recovery Project after evaluating it's future costs and risk.


CRITICAL ACCOUNTING POLICIES

The results of operations, as presented above, are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. CMS Energy believes that certain accounting principles are critical in terms of understanding its financial statements. These principles include the use of estimates for long-lived assets, equity method investments and long-term obligations, accounting for derivatives and financial instruments, mark-to-market accounting, and international operations and foreign currency.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, currency exchange rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, international economic policy, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other



                                     CMS-7

                                                         CMS Energy Corporation


valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $15 billion at June 30, 2002, approximately 60 to 65 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

CMS Energy has recently recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur, or the amount of cash or the value of consideration to be received.

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

In order to value the contracts that are accounted for as derivative instruments, CMS Energy uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At June 30, 2002, CMS Energy assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted



                                     CMS-8

                                                         CMS Energy Corporation


transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. CMS Energy believes that Consumers electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for those contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

CMS Energy believes that Consumers electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

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

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of June 30, 2002.



                                     CMS-9

                                                         CMS Energy Corporation



                                                                                                   In Millions
                                                                                                   -----------
Fair value of contracts outstanding as of March 31, 2002                                              $ 109
Contracts realized or otherwise settled during the period(a)                                            (11)
Fair value of new contracts when entered into during the period                                           1
Changes in fair value attributable to changes in valuation techniques and assumptions                    (5)
Other changes in fair value(b)                                                                           (5)
                                                                                                      -----
Fair value of contracts outstanding as of June 30, 2002                                               $  89
                                                                                                      =====

Fair Value of Contracts at June 30, 2002                                                                         In Millions
                                                         Total                                                Maturity (in years)
Source of Fair Value                                   Fair Value    Less than 1      1 to 3        4 to 5      Greater than 5
---------------------------------------                ----------    -----------      ------        ------    -------------------
Prices actively quoted                                     $42           $ 8           $20           $11             $ 3
Prices provided by other external sources                   19             1             4            10               4
Prices based on models and other valuation methods          28             4             9            11               4
                                                           ---           ---           ---           ---             ---
Total                                                      $89           $13           $33           $32             $11
                                                           ===           ===           ===           ===             ===

        (a) Reflects value of contracts, included in March 31, 2002 values, that expired during the second quarter of 2002.

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

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of June 30, 2002, the cumulative Foreign Currency Translation decreased stockholders' equity by $698 million.

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



                                     CMS-10

                                                         CMS Energy Corporation


In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos. In April 2002, based on a consideration of these environmental factors, CMS Energy evaluated its Argentine investments for impairment as required under SFAS No. 144 and APB Opinion No. 18. These impairment models contain assumptions regarding anticipated future exchange rates and operating performance of the investments. Exchange rates used in the models assume that the rate will decrease from current levels to approximately 3.00 Pesos per US Dollar over the remaining life of these investments. Based on the results of these models, CMS Energy determined that these investments were not impaired.

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

For the six months ended June 30, 2002, CMS Energy recorded losses of $34 million or $0.25 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that this non-cash charge substantially reduces the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, 2002 earnings for CMS Energy may be adversely affected by an additional $3.8 million to $11.8 million or $0.03 to $0.09 per share assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar. At June 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.86 Pesos per US Dollar was $402 million.

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


                                     CMS-11

                                                         CMS Energy Corporation


NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143, which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the related asset's useful life. CMS Energy is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

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

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. CMS Energy believes there will be no impact on its financial statements upon adoption of the standard.

For a discussion of new accounting standards effective January 1, 2002, see Note 1, Corporate Structure and Basis of Presentation.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first six months of 2002, Consumers paid $255 million in common dividends and other distributions and Enterprises paid $718 million in common dividends and other distributions to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and investing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, transmission, distribution and sale of electricity. For the first six months of 2002 and 2001, consolidated cash from operations after interest charges totaled $501 million and $328 million, respectively. The $173 million increase in cash from operations resulted primarily from a decrease in accounts receivable and accrued revenues, a decrease in inventories, and an increase in accounts payable and accrued expenses. These sources of cash were partially offset by a decrease in cash earnings and a decrease in deferred income taxes and investment tax credit.



                                     CMS-12

                                                         CMS Energy Corporation


CMS Energy uses cash derived from its operating activities primarily to maintain its diversified energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: For the first six months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $752 million, while net cash used in investing activities totaled $659 million for the first six months of 2001. The $1,411 million increase in cash reflects increased net proceeds from the sale of assets ($1,089 million) and a reduction in capital expenditures and investments in partnerships and unconsolidated subsidiaries ($310 million). CMS Energy's expenditures in the first six months of 2002 for its utility and diversified energy businesses were $285 million and $117 million, respectively, compared to $364 million and $355 million, respectively, during the comparable period in 2001.

FINANCING ACTIVITIES: For the first six months of 2002, CMS Energy's net cash used in financing activities totaled $1,178 million, while net cash provided by financing activities totaled $325 million for the first six months of 2001. The decrease of $1,503 million resulted primarily from an increase in the retirement of bonds and other long-term debt ($912 million), a decrease in proceeds from the issuance of common stock ($279 million), a decrease in proceeds from Trust Preferred Securities ($121 million), a decrease in proceeds from notes, bonds and other long-term debt ($108 million) and an increase in the retirement of Trust Preferred Securities ($30 million). The following table summarizes securities issued during the first six months of 2002:


                                                     Distribution/         Amount
                     Month Issued    Maturity       Interest Rate       (In Millions)     Use of Proceeds
--------------       ------------    --------     ------------------    -------------     --------------------------
CMS ENERGY
GTNs Series F          January           (1)             8.09%              $  12         General corporate purposes
Common Stock                (2)         n/a       2.1 million shares           49         Repay debt and general
                                                                            -----         corporate purposes
                                                                            $  61
                                                                            -----
CONSUMERS
Senior Notes             March          2005            6.00%               $ 300         Repay debt
                                                                            -----
Total                                                                       $ 361
                                                                            =====

(1) GTNs are issued with varying maturity dates. The interest rate shown herein is a weighted average interest rate.

(2) 1.3 million shares were issued in conjunction with CMS Energy's Continuous Stock Offering Program, activated in February 2002, for which two million shares are registered. CMS Energy also issued Common Stock from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

In May 2002, CMS Energy registered $300,000,000 Series G GTNs. The notes will be issued from time to time with the proceeds being used for general corporate purposes. As of August 1, 2002, no Series G GTNs had been issued.

In the first six months of 2002, CMS Energy declared and paid $97 million in cash dividends to holders of CMS Energy Common Stock. In July 2002, the Board of Directors declared a quarterly dividend of $0.18 per share on CMS Energy Common Stock, payable in August 2002. The reduction of the quarterly dividend from $0.365 per share is consistent with the requirements of the new credit facilities described below.

OTHER INVESTING AND FINANCING MATTERS: At June 30, 2002, the book value per share of CMS Energy Common Stock was $13.00.



                                     CMS-13

                                                         CMS Energy Corporation


At August 1, 2002, CMS Energy had an aggregate $1.3 billion in securities registered for future issuance.

On July 1, 2002, the 7,250,000 units of 8.75% Adjustable Convertible Trust Securities (CMS Energy Trust II) were converted to 8,787,725 newly issued shares of CMS Energy Common Stock.

On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by the company and are as follows: a $295.8 million revolving credit facility by CMS Energy, maturing March 31, 2003; a $300 million revolving credit facility by CMS Energy, maturing December 15, 2003; a $150 million short term loan by Enterprises, maturing December 13, 2002; a $250 million revolving credit facility by Consumers, maturing July 11, 2003; and a $300 million term loan by Consumers, maturing July 11, 2003 with a one-year extension at Consumers' option. CMS Energy expects to amend the Consumers term loan by the end of August 2002 so that the maturity date is July 11, 2004.

The facilities are secured credits with mandatory prepayment of borrowings under certain of the facilities with proceeds from asset sales and capital market issuances. The CMS Energy and Enterprises facilities grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line Company (but excluding subsidiaries of Panhandle Eastern Pipe Line Company). The Consumers facilities grant the applicable bank groups security through first mortgage bonds. Bank and legal fees associated with restructuring the Facilities are estimated to be $12 million, of which $2 million was expensed in June 2002.

The facilities essentially replace or restructure previously existing credit facilities or lines at CMS Energy or Consumers, without substantially changing credit commitments. The three CMS Energy and Enterprises facilities aggregating $745.8 million represent a restructuring of a prior CMS Energy $300 million three-year revolving credit facility maturing in June 2004 and a prior CMS Energy $450 million revolving credit facility originally maturing June 2002, but previously extended through July 12, 2002. The two Consumers facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured.

Pursuant to restrictive covenants in the CMS Energy $295.8 million facility and the Enterprises $150 million facility, CMS Energy is limited to quarterly dividend payments of $0.1825 per share and must receive $250 million in net cash proceeds from the planned issuance of equity or equity-linked securities by December 31, 2002 in order to continue to pay a dividend thereafter. The CMS Energy $300 million facility does not have the foregoing restrictive covenant, but does include a limitation on cash dividends if CMS Energy's level of Cash Dividend Income (as defined by the agreement) to interest expense falls below
1.05 to 1.00. As a result of these dividend restrictions, CMS Energy's Board of Directors announced its intent to cut the CMS Energy Common Stock dividend by approximately 50 percent, to an annual rate of 72 cents per share. Also pursuant to restrictive covenants in its facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy, and has paid $154 million for the six months ended June 30, 2002.

The CMS Energy credit facilities, as well as the Enterprises loan have an interest rate of LIBOR plus 300 basis points. The Consumers' credit facility and term loan have interest rates of LIBOR plus 200 basis points (although the rate may fluctuate depending on the rating of Consumers First Mortgage Bonds) and LIBOR plus 300 basis points, respectively.



                                     CMS-14

                                                         CMS Energy Corporation


The facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:


Required Ratio                                      Limitation                  Ratio at June 30, 2002
---------------------------                --------------------------           ----------------------
CMS ENERGY:
Consolidated Leverage Ratio                not more than 5.75 to 1.00               4.95 to 1.00
Cash Dividend Coverage Ratio               not less than 1.25 to 1.00               1.96 to 1.00

CONSUMERS:
Debt to Capital Ratio                      not more than 0.65 to 1.00               0.51 to 1.00
Interest Coverage Ratio                    not less than 2.0 to 1.0                 2.6 to 1.0

In July 2002, the credit ratings of the publicly traded securities of each of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities is largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, the special committee investigation of the "round trip" trading, restatement and re-audit of 2000 and 2001 financial statements and lawsuits, and directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, rights were triggered in several contractual arrangements between CMS Energy subsidiaries and third parties. More specifically, a $69 million loan to Panhandle made in connection with the December 2001 LNG off balance sheet monetization transaction is subject to repayment demand by the unaffiliated equity partner in the LNG Holdings joint venture, although no such demand has been made to date. In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, have requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. Further, one of the issuers of a joint and several surety bond in the approximate amount of $190 million supporting a CMS MST gas supply contract has demanded acceptable collateral for up to the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. A second issuer of surety bonds aggregating approximately $113 million in support of two other CMS MST gas supply contracts also has a right to request collateral for up to the full amounts of such bonds, and certain parties involved in those gas supply contracts have the right to seek replacement surety bonds due to the ratings downgrade of the current surety bond issuer. CMS Energy is working with its contractual parties to find mutually satisfying arrangements, but there can be no assurance of reaching such arrangements or that litigation will not result.

For further information, see Note 6, Short-Term and Long-Term Financings and Capitalization, incorporated by reference herein.

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

CONTRACTUAL OBLIGATIONS: Contractual obligations include CMS Energy's long-term debt, notes payable, lease obligations, sales of accounts receivable and other unconditional purchase obligations, that represent normal business operating contracts used to assure adequate supply of and minimize exposure to market price


                                     CMS-15

                                                         CMS Energy Corporation


fluctuations. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver.

COMMERCIAL COMMITMENTS: As of June 30, 2002, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $1.8 billion. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of June 30, 2002, the actual amount of financial exposure covered by these guarantees and indemnities was $569 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees.

As of June 2002, Consumers had $300 million in credit facilities, $45 million aggregate lines of credit and a $325 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For further information about this source of funds, see Note 6, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. As of June 30, 2002, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $3.1 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $2.6 billion during 2002 through 2004. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. CMS Energy will continue to evaluate capital markets in 2002 as a potential source for financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                           In Millions
                                               ------------------------------------
Years Ending December 31                       2002            2003            2004
                                               ----            ----            ----
Consumers electric operations(a)(b)            $460            $430            $450
Consumers gas operations(a)                     190             205             230
Natural gas transmission                        160             100             120
Independent power production                     45               5              75
Oil and gas exploration and production           40              --              --
Marketing, services and trading                  10               5               5
Other                                            20              --              --
                                               ----            ----            ----
                                               $925(c)         $745(c)         $880(c)
                                               ====            ====            ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the



                                     CMS-16

                                                         CMS Energy Corporation



Clean Air Act's national air quality standards. For further information see Note 5, Uncertainties - Electric Environmental Matters.

(c) These amounts include expenditures associated with the Trunkline LNG terminal expansion, for which an application was filed with the FERC in December 2001, estimated at $11 million in 2002, $5 million in 2003 and $30 million in 2004.

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent six months would increase or decrease by $3.17 million and $3.22 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of June 30, 2002. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities.

Consumers enters into electric call options, gas fuel for generation call options and swap contracts, and gas supply contracts containing embedded put options, for purposes other than trading. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of



                                     CMS-17

                                                         CMS Energy Corporation



capacity to meet its customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options are used to purchase reasonably priced gas supply.

As of June 30, 2002 and 2001, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $13 million and $33 million, respectively. At June 30, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $3 million and $6 million, respectively. As of June 30, 2002 and 2001, Consumers had an asset of $35 million and $122 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of June 30, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded put options was $2 million. At June 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with Trust Preferred Securities, and from interest rate swaps. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to attempt to provide and maintain a balance between risk and the lowest cost of capital. At June 30, 2002, the carrying amounts of long-term debt and Trust Preferred Securities were $6.3 billion and $1.2 billion, respectively, with corresponding fair values of $6.0 billion and $0.8 billion, respectively. Based on a sensitivity analysis at June 30, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent twelve months would decrease or increase, respectively, by approximately $3 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $361 million to the fair value of its long-term debt and Trust Preferred Securities if it had to refinance all of its long-term fixed-rate debt and Trust Preferred Securities. CMS Energy does not intend to refinance its entire fixed-rate debt and Trust Preferred Securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of June 30, 2002.

At June 30, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $294 million was $9 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. Dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For the first six months of 2002, the mark-to-market adjustment for hedging was approximately zero of the total net foreign currency translation adjustment of $403 million of which $402 million was related to the Argentine currency translation adjustment. Based on a sensitivity analysis at June 30, 2002, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations. At June 30, 2002, the estimated fair value of the foreign exchange hedges was immaterial.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. As of June 30, 2002, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.



                                     CMS-18

                                                         CMS Energy Corporation


For a discussion of accounting policies related to derivative transactions, see
Note 8, Risk Management Activities and Financial Instruments, incorporated by reference herein.

OUTLOOK

CMS Energy announced in October 2001 significant changes in its business strategy in order to strengthen its balance sheet, provide more transparent and predictable future earnings, and lower its business risk by focusing its future business growth primarily in North America. Specifically, CMS Energy announced its plans to sell or optimize non-strategic and under-performing international assets and discontinue its international energy distribution business. CMS Energy also announced its plans to discontinue all new development outside North America, which includes closing all non-U.S. development offices, except for certain prior international commitments.

CMS Energy will continue to focus geographically on key growth areas where it already has significant investments and opportunities. CMS Energy's focus will be in North America, particularly in the United States' central corridor, and in certain existing international operations and prior commitments in the Middle East.

Consistent with this "back-to-basics" strategy, CMS Energy is actively pursuing the sale of non-strategic and under-performing assets in order to improve cash flow and the balance sheet and has received approximately $2.4 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization out of its $2.9 billion asset sales and balance sheet improvement program. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy, Consumers and/or Panhandle.

In May 2002, CMS Energy announced its plans to discontinue the operations of CMS Oil and Gas and exit the exploration and production business. In July 2002, CMS Energy signed a definitive agreement and a letter of intent for the sale of CMS Oil and Gas. A definitive agreement was signed in August 2002 with another party for CMS Oil and Gas' assets in Colombia, which were previously covered by the letter of intent. The total sale price is approximately $232 million and results in an after-tax loss of approximately $110 million. In June 2002, CMS Energy announced its plans to sell CMS MST's performance contracting subsidiary, CMS Viron. CMS MST will also eliminate its speculative trading business and will reduce its workforce by approximately 25 percent or 50 people.

In July 2002, CMS Energy began to undertake a series of initiatives to further sharpen its business focus and reduce operating costs. These include relocating the corporate headquarters from Dearborn, Michigan to Jackson, Michigan, which will result in lower operating and information technology costs starting in 2003, changes to CMS Energy's employee benefit plans, and adjustments to the CEO's compensation package, which will be based largely on the financial performance of CMS Energy.

In August 2002, CMS Energy began exploring the sale of its domestic pipeline and field services businesses as part of its ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The businesses being considered for sale include the Panhandle and Trunkline interstate natural gas pipelines and CMS Field Services gathering and processing facilities, as well as CMS Energy's interests in the Lake Charles LNG terminal, the Centennial and Guardian. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses. It is reviewing financial, legal and regulatory issues associated with the sale.





                                     CMS-19

                                                         CMS Energy Corporation



DIVERSIFIED ENERGY OUTLOOK

NATURAL GAS TRANSMISSION OUTLOOK: Panhandle has a one-third interest in Guardian Pipeline, L.L.C., which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC which operates a 720-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002.

In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually.

In October 2001, Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. On July 31, 2002, the FERC issued its Environmental Assessment of the expansion project with comments due to be filed in thirty days. The application for a certificate of public convenience and necessity of the expansion is pending the FERC action. The expanded facility could be in operation as early as 2005 although various factors may delay the in-service date. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant would be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the region. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project, but is expected to participate as the LNG plant operator and will also provide technical support during the development of the project which is currently estimated to commence commercial operations in 2007. However, Panhandle has retained an option to participate as an equity partner in the project at a later date.

In August 2002, CMS Energy began exploring the sale of its domestic pipeline and field services businesses.

CMS Energy has completed the first step of goodwill impairment testing at Panhandle as required by SFAS No. 142. The initial testing indicated a potentially significant impairment of Panhandle's goodwill as of January 1, 2002. At June 30, 2002, Panhandle's net goodwill balance was $700 million. Pursuant to SFAS No. 142 requirements, the actual impairment will be determined in a second step involving a detailed evaluation of all assets and liabilities, the results of which will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. CMS Energy is utilizing an independent appraiser to complete the valuation work, which is expected to be complete in the third quarter of 2002. For further information, see Note 4, Goodwill.


                                     CMS-20

                                                         CMS Energy Corporation



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

MARKETING, SERVICES AND TRADING OUTLOOK: CMS Energy intends to use its marketing, services and trading business to focus on customers such as Local Distribution Companies, municipal utilities, cooperative electric companies, and industrial and commercial businesses in selected locations in North America. CMS Energy's marketing and trading business also intends to contract for use of significant gas transportation and storage assets as well as energy and generating capacity in North America to provide a platform for wholesale marketing, trading, and physical arbitrage. CMS Energy also seeks to continue the development of importing and marketing opportunities for LNG.

Recent events in the energy trading market have raised concerns about liquidity. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short term, but credit constraints are severely limiting CMS MST's ability to actively manage and optimize its open positions.

The sale of CMS MST's equity interest in Premstar Energy Canada Ltd., a Canadian corporation primarily engaged in the brokerage of natural gas, is expected to close during the third quarter of 2002. Disposition of its interest in CMS Viron is expected to be completed by the second quarter of 2003.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows as well as balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the impact of any future rate cases or FERC actions or orders on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; 6) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 7) the impact ratings downgrades on CMS Energy's liquidity, costs of operating and current limited access to capital markets; and 8) actual amount of goodwill impairment and related impact on earnings and balance sheet which could negatively impact CMS Energy's borrowing capacity.


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



                                     CMS-21

                                                         CMS Energy Corporation


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

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, CMS Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. CMS Energy cannot predict the future fair value of the Plan's assets, but it is possible, without significant recovery of the Plan's assets, that CMS Energy will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the Plan's Actuary in the fourth quarter of each year.

In January 2002, CMS Energy contributed $85 million to the Pension Plan. This amount was comprised of $64 million of pension related benefits and $21 million of post retirement health care and life insurance benefits. In June 2002, CMS Energy made an additional contribution in the amount of $21 million for post retirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, CMS Energy announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared with employees.

CMS Energy also provides retirement benefits under a defined contribution 401(k) plan. CMS Energy currently offers a contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when performance exceeds expectations. Effective September 1, 2002, CMS Energy will suspend the employer's match until January 1, 2005, and eliminate the incentive match permanently. Amounts charged to expense for the employer's match and incentive match during 2001 were $26 million and $11 million, respectively.

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

COMPETITION AND REGULATORY RESTRUCTURING: The enactment of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. Therefore, alternative electric suppliers for generation services have entered Consumers' market. As of July 2002, 386 MW of generation services were being provided by such suppliers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such



                                     CMS-22

                                                         CMS Energy Corporation



"net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The MPSC staff and Energy Michigan filed appeals with the MPSC regarding the inclusion of certain Clean Air Act-related investment and other costs in Consumers' "net" Stranded Cost filing. In July 2002, the MPSC granted the MPSC staff its appeal. As a result, Consumers revised and supplemented its "net" Stranded Costs filing by excluding all costs associated with the Clean Air Act and resubmitting the filing to MPSC. After exclusion of the Clean Air Act costs, the revised Stranded Cost amounts are $11 million and $8 million for 2000 and 2001, respectively, and an estimated $76 million for 2002. On August 9, 2002 the MPSC Staff and other intervenors filed their position regarding 2000 and 2001 Stranded Cost. The Staff recommended that the Commission find that Consumers had Stranded Costs of $5.1M and $2.8M for 2000 and 2001, respectively. Other parties contended that Consumers had stranded benefits in 2000 and 2001 and made various suggestions on how those benefits should be treated. In a separate filing, Consumers requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                  In Millions
                                          ----------------------------------------------------------------
Year Filed        Year Incurred           Requested          Pending           Allowed          Disallowed
----------        -------------           ---------          -------           -------          ----------
1999               1997 & 1998               $20               $--               $15               $ 5
2000                      1999                30                --                25                 5
2001                      2000                25                25                --                --
2002                      2001                 8                 8                --                --
                      ========              ====              ====              ====               ====

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 1999, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive in 2002, a final order for the 2001 implementation costs. In addition to the amounts shown, as of June 2002, Consumers incurred and deferred as a regulatory asset, $5 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated



                                     CMS-23

                                                         CMS Energy Corporation



cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired and Consumers cannot predict the amounts the MPSC will allow the company to recover.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates such that could result in Consumers being unable to collect from customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. From 2001 through 2005, Consumers or these industrial customers can terminate or restructure some of these contracts. As of June 2002, neither Consumers nor any of its industrial customers have done so. Some contracts have expired, but outstanding contracts involve approximately 510 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct. It has also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers. Recently in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck them down because of a procedurally defective manner of enactment by the MPSC. The same procedure was used by the MPSC in enacting the new code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect or even supercede state regulation.

Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging utilities to transfer operating control of their electric transmission facilities to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission facilities for sale rather than own and invest in an asset it cannot control.

In May 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.




                                     CMS-24

                                                         CMS Energy Corporation


Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by such affiliates when the transaction was discussed internally and negotiated with purchasers. Consumers anticipates that after selling its transmission facilities, its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of transmission assets. In 2003, Consumers anticipates that after-tax earnings will decrease by $15 million. This decrease results from the loss of revenue from wholesale and retail open access customers who would buy services directly from MTH, including the loss of a return on the sold transmission assets.

Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2004, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO. For further information, see Note 5, Uncertainties, "Electric Rate Matters - Transmission."

On July 31, 2002, FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment for 75 days from its date of publication in the federal register on August 1, 2002. Consumers is currently studying the effects of the proposed rulemaking.

Wholesale Market Competition: In 1996, Detroit Edison gave Consumers its four-year notice to terminate their joint operating agreements for the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, Detroit Edison and Consumers began separate merchant operations. This opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact of terminating these joint merchant operations.

Wholesale Market Pricing: FERC authorizes Consumers to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers the seller's level of "market power" due to the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. To continue its authorization to sell at market prices, Consumers filed a traditional market dominance analysis and indicated its compliance therewith. In November 2001, the FERC issued an order modifying the traditional method of determining market power, but later because of uncertainty about its impact on electric reliability, issued a stay of the order. If the order's modified market power test is not amended, Consumers cannot be certain it will receive authorization to continue selling wholesale electricity at market-based prices. The company may be limited to charging prices no greater than its cost-based rates. A final decision is not expected for several months.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards.



                                     CMS-25

                                                         CMS Energy Corporation


Consumers will continue to participate in this process. Consumers cannot predict the outcome of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 5, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; and 9) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see Note 5, Uncertainties.

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

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues under bond and subject to refund. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting an annual $105 million distribution service rate increase. The MPSC staff supported an annual increase of $30 million, with an 11 percent return on equity. The ALJ in the Proposal for Decision issued June 3, 2002, recommended an annual rate increase of $32 million, with a return on equity of 11 percent. See Note 5, Uncertainties "Gas Rate Matters - Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant



                                     CMS-26

                                                         CMS Energy Corporation


facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; and 6) increased costs for pipeline safety and homeland security initiatives that are not recoverable on a timely basis from customers. For further information about these uncertainties, see Note 5, Uncertainties.

CONSUMERS' OTHER OUTLOOK

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels, and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the Plan's assets but it is possible, without significant recovery of the Plan's assets, that Consumers will have to book an additional minimum liability through a charge to Other Comprehensive Income. The value of the Plan assets and the Accumulated Benefit Obligation are determined by the Plan's Actuary in the fourth quarter of each year.

In January 2002, Consumers contributed $62 million to the Pension Plan. This amount was for $47 million of pension related benefits and $15 million of post retirement health care and life insurance benefits. In June 2002, Consumers made an additional contribution, in the amount of $21 million, for post retirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, Consumers announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with employees.

Consumers also provides retirement benefits under a defined contribution 401(k) plan. Consumers currently offers an employer's contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when Consumers financial performance exceeds expectations. Effective September 1, 2002, the employer's match will be suspended until January 1, 2005, and the incentive match will be eliminated permanently. Amounts charged to expense for the employer's match and incentive match during 2001 were $20 million and $8 million, respectively.





                                     CMS-27

                                                         CMS Energy Corporation



OTHER MATTERS

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors of CMS Energy, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the CMS Energy financial statements for the year ending December 31, 2002. CMS Energy previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, CMS Energy's Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young has hired some of Arthur Andersen's Detroit office employees, some of whom are former auditors from the CMS Energy audit engagement team.

As a result of certain financial reporting issues surrounding "round trip" trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 cannot be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited financial statements of Consumers or Panhandle for the applicable years. Arthur Andersen's reports on Consumers' and Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion. Nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, CMS Energy and Arthur Andersen did not disagree on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. If Arthur Andersen and CMS Energy had disagreed on these matters and they were not resolved to Arthur Andersen's satisfaction, Arthur Andersen would have noted this in its report on CMS Energy's consolidated financial statements.

During CMS Energy's two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, CMS Energy did not consult with Ernst and Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the "round trip" trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's, consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers and Panhandle for these years. None of CMS Energy's former auditors, now employed by Ernst & Young are involved in the re-audit of CMS Energy's consolidated financial statements.


CEO AND CFO CERTIFICATIONS

CMS Energy did not file with the SEC the certificates required by our CEO and CFO related to the financial statements included in the CMS Energy Form 10-K for 2001, which includes financial statements for 2000 as well, and in the Form 10-Q, which contains the 2001 and 2002 quarterly and semiannually financial statements for the period ended June 30, 2002.

The 2000 and 2001 financial statements need to be restated primarily as a result of the reported revenues and expenses for "round trip" trades and related balance sheet adjustments. The restatements cannot be completed until the Special Investigative Committee of CMS Energy's Board of Directors completes its investigation of "round trip" trading and related issues and CMS Energy's newly appointed independent public accountants, Ernst & Young have completed a re-audit of the 2000 and 2001 financial statements and their reviews of the current quarterly and semi-annual statements for these years.

For the same reasons, the CEO and CFO of CMS Energy, Consumers and Panhandle did not make the statements required by the Sarbanes-Oxley Act of 2002 with respect to the Form 10-Q for the period ended June 30, 2002.



                                     CMS-28

                                                         CMS Energy Corporation


                             CMS ENERGY CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            ----------------------        ----------------------
JUNE 30                                                                       2002           2001           2002           2001
                                                                            -------        -------        -------        -------
                                                                                     In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                          $   629        $   624        $ 1,237        $ 1,289
  Gas utility                                                                   252            239            868            779
  Natural gas transmission                                                      196            263            397            649
  Independent power production                                                  128            108            217            217
  Marketing, services and trading                                             1,167            923          2,115          2,027
  Other                                                                          (4)             8             --             12
                                                                            -------        -------        -------        -------
                                                                              2,368          2,165          4,834          4,973
                                                                            -------        -------        -------        -------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                 96             88            183            171
    Purchased and interchange power - Marketing, services and trading           595            304          1,015            516
    Purchased and interchange power                                              73            107            136            226
    Purchased power - related parties                                           133            126            273            244
    Cost of gas sold - Marketing, services and trading                          535            464            996          1,246
    Cost of gas sold                                                            249            337            749            988
    Other                                                                       245            298            495            553
                                                                            -------        -------        -------        -------
                                                                              1,926          1,724          3,847          3,944
  Maintenance                                                                    61             63            123            129
  Depreciation, depletion and amortization                                       95            101            226            240
  General taxes                                                                  53             52            118            119
                                                                            -------        -------        -------        -------
                                                                              2,135          1,940          4,314          4,432
                                                                            -------        -------        -------        -------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                              116             82            231            216
  Gas utility                                                                    20             16             83             80
  Natural gas transmission                                                       38             44             99            136
  Independent power production                                                   73             28            111             52
  Marketing, services and trading                                               (33)            51            (26)            57
  Other                                                                          19              4             22             --
                                                                            -------        -------        -------        -------
                                                                                233            225            520            541
                                                                            -------        -------        -------        -------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                              (8)            (8)           (17)           (17)
  Gain (loss) on asset sales, net                                                26             (1)            48             (1)
  Other, net                                                                     (1)            --              9             14
                                                                            -------        -------        -------        -------
                                                                                 17             (9)            40             (4)
                                                                            -------        -------        -------        -------
EARNINGS BEFORE INTEREST AND TAXES                                              250            216            560            537
                                                                            -------        -------        -------        -------
FIXED CHARGES
  Interest on long-term debt                                                    119            133            243            270
  Other interest                                                                  5             17             14             29
  Capitalized interest                                                           (5)           (13)            (9)           (27)
  Preferred dividends                                                            --             --              1              1
  Preferred securities distributions                                             25             24             50             46
                                                                            -------        -------        -------        -------
                                                                                144            161            299            319
                                                                            -------        -------        -------        -------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                               106             55            261            218

INCOME TAXES                                                                     32             20             97             75

MINORITY INTERESTS                                                                1              1              2              1
                                                                            -------        -------        -------        -------

INCOME FROM CONTINUING OPERATIONS                                                73             34            162            142

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     (141)            19            169             20
                                                                            -------        -------        -------        -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                                 (68)            53            331            162

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL                           --             --             (9)            --
                                                                            -------        -------        -------        -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                         (68)            53            322            162

EXTRAORDINARY ITEM                                                               (7)            --             (8)            --
                                                                            -------        -------        -------        -------

CONSOLIDATED NET INCOME (LOSS)                                              $   (75)       $    53        $   314        $   162
                                                                            =======        =======        =======        =======

AVERAGE COMMON SHARES OUTSTANDING                                               135            132            134            129
                                                                            =======        =======        =======        =======

BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE                              $  (.56)       $   .40        $  2.34        $  1.27
                                                                            =======        =======        =======        =======

DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE                            $  (.56)       $   .40        $  2.30        $  1.25
                                                                            =======        =======        =======        =======

DIVIDENDS DECLARED PER COMMON SHARE                                         $  .365        $  .365        $   .73        $   .73
                                                                            =======        =======        =======        =======



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-29

                                                         CMS Energy Corporation


                    CMS ENERGY CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                        ----------------------
JUNE 30                                                                                   2002           2001
                                                                                        -------        -------
                                                                                              In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income                                                               $   314        $   162
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                       226            240
        Discontinued operations (Note 2)                                                   (169)           (20)
        Capital lease and debt discount amortization                                         11             16
        Accretion expense                                                                    17             17
        Distributions from related parties in excess of (less than) earnings                (81)            26
        Gain on the sale of assets                                                          (48)             1
        Cumulative effect of an accounting change                                             9             --
        Extraordinary item                                                                    8             --
        Changes in other assets and liabilities:
           Decrease in accounts receivable and accrued revenues                             205             49
           Decrease (increase) in inventories                                                90           (103)
           Increase (decrease) in accounts payable and accrued expenses                     116            (85)
           Increase (decrease) in deferred income taxes and investment tax credit          (126)            99
           Regulatory obligation - gas choice                                                (6)           (16)
           Changes in other assets and liabilities                                          (65)           (58)
                                                                                        -------        -------
          Net cash provided by operating activities                                         501            328
                                                                                        =======        =======

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (361)          (554)
  Investments in partnerships and unconsolidated subsidiaries                               (29)          (146)
  Cost to retire property, net                                                              (31)           (55)
  Investments in nuclear decommissioning trust funds                                         (3)            (3)
  Proceeds from nuclear decommissioning trust funds                                          12             14
  Proceeds from sale of assets                                                            1,188             99
  Other                                                                                     (24)           (14)
                                                                                        -------        -------
          Net cash provided by (used in) investing activities                               752           (659)
                                                                                        =======        =======

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                      349            457
  Proceeds from trust preferred securities                                                   --            121
  Issuance of common stock                                                                   49            328
  Retirement of bonds and other long-term debt                                           (1,313)          (401)
  Retirement of trust preferred securities                                                  (30)            --
  Payment of common stock dividends                                                         (97)           (94)
  Decrease in notes payable, net                                                           (150)           (74)
  Payment of capital lease obligations                                                       (7)           (13)
  Other financing                                                                            21              1
                                                                                        -------        -------

          Net cash provided by (used in) financing activities                            (1,178)           325
                                                                                        -------        -------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               75             (6)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                    189            182
                                                                                        -------        -------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                      $   264        $   176
                                                                                        =======        =======



                                     CMS-30

                                                         CMS Energy Corporation



OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING
  AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                            $   232        $   238
  Income taxes paid (net of refunds)                                                        (42)            (6)
  Pension and OPEB cash contribution                                                        106             89
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                               $    --        $    12
  Other assets placed under capital leases                                                   15             10
                                                                                        =======        =======


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-31

                                                         CMS Energy Corporation



                             CMS ENERGY CORPORATION
                           Consolidated Balance Sheets




ASSETS                                                                           JUNE 30        DECEMBER 31         JUNE 30
                                                                                   2002            2001              2001
                                                                               (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                                                               -----------      -----------       -----------
                                                                                               In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                $ 7,396          $ 7,661          $ 7,482
  Gas utility                                                                       2,651            2,593            2,539
  Natural gas transmission                                                          2,288            2,271            2,158
  Oil and gas properties (successful efforts method)                                  594              849              708
  Independent power production                                                        689              916              395
  International energy distribution                                                   229              228              224
  Other                                                                               136              113               97
                                                                                  -------          -------          -------
                                                                                   13,983           14,631           13,603
  Less accumulated depreciation, depletion and amortization                         6,873            6,833            6,398
                                                                                  -------          -------          -------
                                                                                    7,110            7,798            7,205
  Construction work-in-progress                                                       515              564              934
                                                                                  -------          -------          -------
                                                                                    7,625            8,362            8,139
                                                                                  -------          -------          -------

INVESTMENTS
  Independent power production                                                        733              718              943
  Natural gas transmission                                                            257              501              538
  Midland Cogeneration Venture Limited Partnership                                    359              300              295
  First Midland Limited Partnership                                                   261              253              253
  Other                                                                                91              135               66
                                                                                  -------          -------          -------
                                                                                    1,701            1,907            2,095
                                                                                  -------          -------          -------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market              264              189              176
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $16, $17 and $16, respectively                                      408              681              710
  Accounts receivable - Marketing, services and trading,
    less allowances of $12, $14 and $4, respectively                                  547              561              638
  Inventories at average cost
    Gas in underground storage                                                        473              587              389
    Materials and supplies                                                            186              174              133
    Generating plant fuel stock                                                        57               52               48
  Price risk management assets                                                        255              461            1,092
  Prepayments and other                                                               217              206              262
                                                                                  -------          -------          -------
                                                                                    2,407            2,911            3,448
                                                                                  -------          -------          -------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitization costs                                                              709              717              710
    Postretirement benefits                                                           197              209              220
    Abandoned Midland Project                                                          11               12               12
    Other                                                                             173              167               91
  Price risk management assets                                                        510              424              350
  Goodwill, net                                                                       747              811              849
  Nuclear decommissioning trust funds                                                 555              581              594
  Notes receivable - related party                                                    203              177              166
  Notes receivable                                                                    129              134              143
  Other                                                                               506              568              829
                                                                                  -------          -------          -------
                                                                                    3,740            3,800            3,964
                                                                                  -------          -------          -------
TOTAL ASSETS                                                                      $15,473          $16,980          $17,646
                                                                                  =======          =======          =======



                                     CMS-32

                                                         CMS Energy Corporation



STOCKHOLDERS' INVESTMENT AND LIABILITIES                                JUNE 30        DECEMBER 31        JUNE 30
                                                                          2002             2001             2001
                                                                       (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                                                       -----------     -----------       -----------
                                                                                       In Millions
CAPITALIZATION
  Common stockholders' equity                                            $ 1,757          $ 1,890          $ 2,684
  Preferred stock of subsidiary                                               44               44               44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries(a)                                                       694              694              694
  Company-obligated mandatorily redeemable preferred securities
    of Consumer's subsidiaries(a)                                            490              520              520
  Long-term debt                                                           6,307            6,923            7,193
  Non-current portion of capital leases                                       96               60               55
                                                                         -------          -------          -------
                                                                           9,388           10,131           11,190
                                                                         -------          -------          -------

MINORITY INTERESTS                                                            77               86               89
                                                                         -------          -------          -------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       644              981              341
  Notes payable                                                              280              416              328
  Accounts payable                                                           526              547              632
  Accounts payable - Marketing, services and trading                         380              452              378
  Accrued taxes                                                              337              125              222
  Accrued interest                                                           173              163              177
  Accounts payable - related parties                                          66               62               72
  Price risk management liabilities                                          198              381            1,060
  Deferred income taxes                                                       12               51               21
  Other                                                                      438              510              622
                                                                         -------          -------          -------
                                                                           3,054            3,688            3,853
                                                                         -------          -------          -------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      694              773              772
  Postretirement benefits                                                    271              333              350
  Deferred investment tax credit                                              94              102              107
  Regulatory liabilities for income taxes, net                               276              276              264
  Price risk management liabilities                                          457              352              340
  Power loss contract reserves                                               327              354               50
  Gas supply contract obligations                                            272              287              292
  Other                                                                      563              598              339
                                                                         -------          -------          -------
                                                                           2,954            3,075            2,514
                                                                         -------          -------          -------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $15,473          $16,980          $17,646
                                                                         =======          =======          =======

(a) FOR FURTHER DISCUSSION, SEE NOTE 6 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-33

                                                         CMS Energy Corporation



                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      ----------------------        ----------------------
JUNE 30                                                                 2002           2001          2002            2001
                                                                      -------        -------        -------        -------
                                                                                         In Millions
COMMON STOCK
  At beginning and end of period                                      $     1        $     1        $     1        $     1
                                                                      -------        -------        -------        -------

OTHER PAID-IN CAPITAL
  At beginning of period                                                3,298          3,252          3,269          2,936
  Common stock reacquired                                                  (1)            --             (1)            --
  Common stock issued                                                      20             12             49            328
                                                                      -------        -------        -------        -------
      At end of period                                                  3,317          3,264          3,317          3,264
                                                                      -------        -------        -------        -------

REVALUATION CAPITAL
  Investments
    At beginning of period                                                  1             (3)            (4)            (2)
    Unrealized gain (loss) on investments(a)                               (1)            (1)             4             (2)
                                                                      -------        -------        -------        -------
      At end of period                                                     --             (4)            --             (4)
                                                                      -------        -------        -------        -------

  Derivative Instruments
    At beginning of period(b)                                             (17)            (7)           (26)            13
    Unrealized gain (loss) on derivative instruments(a)                   (10)           (15)            (3)           (29)
    Reclassification adjustments included in
      consolidated net income (loss)(a)                                     2             (2)             4             (8)
                                                                      -------        -------        -------        -------
      At end of period                                                    (25)           (24)           (25)           (24)
                                                                      -------        -------        -------        -------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                 (290)          (284)          (295)          (254)
  Change in foreign currency translation(a)                              (408)           (17)          (403)           (47)
                                                                      -------        -------        -------        -------
      At end of period                                                   (698)          (301)          (698)          (301)
                                                                      -------        -------        -------        -------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                 (714)          (256)        (1,055)          (320)
  Consolidated net income (loss)(a)                                       (75)            53            314            162
  Common stock dividends declared                                         (49)           (49)           (97)           (94)
                                                                      -------        -------        -------        -------
      At end of period                                                   (838)          (252)          (838)          (252)
                                                                      -------        -------        -------        -------

TOTAL COMMON STOCKHOLDERS' EQUITY                                     $ 1,757        $ 2,684        $ 1,757        $ 2,684
                                                                      =======        =======        =======        =======

(a)  Disclosure of Comprehensive Income (Loss):
       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
             $1, $-, $(3) and $-, respectively                        $    (1)       $    (1)       $     4        $    (2)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $-, $5, $(1) and $13, respectively             (10)           (15)            (3)           (29)
           Reclassification adjustments included in
             consolidated net income (loss), net of tax
             of $(1), $-, $(2) and $4, respectively                         2             (2)             4             (8)
       Foreign currency translation, net                                 (408)           (17)          (403)           (47)
       Consolidated net income                                            (75)            53            314            162
                                                                      -------        -------        -------        -------

       Total Consolidated Comprehensive Income (Loss)                 $  (492)       $    18        $   (84)       $    76
                                                                      =======        =======        =======        =======

(b) Six months ended June 30, 2001 is the cumulative effect of change in accounting principle, net of $(8) tax (Note 1).

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-34

                                                          CMS Energy Corporation


                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Our independent public accountants have not completed their review of these interim Consolidated Financial Statements as required under Rule 10-01(d) of Regulation S-X. CMS Energy expects that this review will occur upon completion of the re-audit of the restated Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, and the completion of the special committee's investigation currently in progress. See
Note 5, Uncertainties - Restatement.

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2001. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three and six months ended June 30, 2002, undistributed equity earnings were $50 million and $81 million, respectively compared to distributions in excess of earnings of $58 million and $26 million for the three and six months ended June 30, 2001. Intercompany transactions and balances have been eliminated.

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



                                     CMS-35

                                                         CMS Energy Corporation



amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities discussed in Note 5, Uncertainties.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of June 30, 2002, Consumers had a net investment in electric supply facilities of $1.413 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

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

CMS Energy believes that Consumers electric capacity and energy contracts do not qualify as derivitives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivitives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

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



                                     CMS-36

                                                         CMS Energy Corporation



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

As of June 30, 2002, Consumers recorded a total of $1 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

DERIVATIVE IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued final guidance for DIG Statement No. C16, which was effective April 1, 2002. Consumers has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts.

For further discussion of derivative activities, see Note 5, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and "Other Gas Uncertainties - Derivative Activities".

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

RECLASSIFICATIONS: CMS Energy has reclassified certain prior year amounts for comparative purposes. For the three and six months ended June 30, 2002 and 2001, CMS Energy reclassified a portion of cost of gas sold in 2001 to other operating expenses, reclassified various operations to discontinued operations, and reclassified the gain on the sale of CMS Oil and Gas' Equatorial Guinea properties to discontinued operations. These reclassifications did not affect consolidated net income for the years presented.



                                     CMS-37

                                                         CMS Energy Corporation



EXTRAORDINARY ITEM: Cash proceeds received from asset sales in 2002 have been used to retire existing debt early. As a result, charges associated with the early extinguishment of debt of $7 million and $8 million, net of tax, have been reflected as an extraordinary loss in the Consolidated Statements of Income for the three and six months ended June 30, 2002, respectively.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill and other intangible assets no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the fair value of the net assets of acquired companies and was amortized using the straight-line method, over a forty-year life, through December 31, 2001. Effective January 1, 2002, CMS Energy adopted SFAS No. 142 (see Note 4, Goodwill).

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 requires that long-lived assets be measured at the lower of either the carrying amount or the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, has resulted in CMS Energy accounting for impairments or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals.

ACCOUNTING FOR HEADQUARTERS BUILDING LEASE: In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building lease expires in June 2003. The new office building lessor has committed to fund up to $70 million for construction of the building, which is due to be completed during March 2003. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults which Consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which could trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet as of June 30, 2002 reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $33 million.

2: DISCONTINUED OPERATIONS

In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enabled building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. CMS Viron's strongest markets are in the mid-Atlantic, Midwest and California. CMS MST, upon announcing its intention to put CMS Viron up for sale, was required to measure the assets and liabilities of CMS Viron at the lower of the carrying value or the fair value less cost to sell in accordance with SFAS No. 144. After evaluating all of the relevant facts and circumstances including third party bid data and liquidation analysis, a loss of $15 million has been reflected as a loss on discontinued operations in order to appropriately reflect the fair



                                     CMS-38

                                                         CMS Energy Corporation


value less selling costs of CMS Viron. CMS Energy is actively seeking a buyer for the assets of CMS Viron and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur within one year.

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $31 million after-tax loss in discontinued operations at June 30, 2002.

In May 2002, CMS Energy announced its plan to discontinue the operations of CMS Oil and Gas and exit the exploration and production business. Formed in 1967, CMS Oil and Gas was a developer of oil and gas supplies in the Permian Basin of west Texas and internationally in Cameroon, the Republic of Congo, Colombia, Eritrea, Tunisia and Venezuela. In July 2002, CMS Energy signed a definitive agreement and letter of intent with Perenco S.A., a privately held exploration and production company, and its affiliates for the sale of substantially all of CMS Oil and Gas. In August 2002 a definitive agreement was signed with another party for CMS Oil and Gas' assets in Colombia, which were previously covered by the letter of intent. The total sale price is approximately $232 million and results in an after tax loss of approximately $110 million. The sales are expected to close in the third or fourth quarter of 2002.

On May 1, 2002, CMS closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $17 million ($11 million net of tax).

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in "discontinued operations" on the Consolidated Statements of Income at June 30, 2002.

In September 2001, CMS Energy discontinued the operations of the International Energy Distribution segment. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur within one year.

The following summarizes the balance sheet information of the discontinued operations:

                                                      In Millions
                                                ---------------------
June 30                                          2002           2001
                                                ------         ------
Assets
     Cash                                       $   17         $   70
     Accounts receivable, net                      138            155
     Notes receivable                              214             35
     Materials and supplies                         15             21
     Property, plant and equipment, net            252            746
     Goodwill                                       31             41
     Other                                         100            109
                                                ------         ------
                                                $  767         $1,177
                                                ======         ======



                                     CMS-39

                                                         CMS Energy Corporation


Liabilities
     Accounts payable                           $  158         $  139
     Current and long-term debt                     13            183
     Accrued taxes                                 143             31
     Minority interest                              20             84
     Other                                          22             80
                                                ------         ------
                                                $  356         $  517
                                                ------         ------

In accordance with SFAS No. 144, the net income (losses) of the operations are included in the consolidated statements of income under "discontinued operations". The pretax loss recorded for the six months ended June 30, 2002 on the anticipated sale of these operations was $213 million, which included a reduction in asset values, a provision for anticipated closing costs and a portion of CMS Energy's interest expense. Interest expense was allocated to the operation based on its ratio of total capital to that of CMS Energy. See table below for income statement components of the discontinued operations.


                                                                                      In Millions
                                                                                 --------------------
Six months ended June 30                                                          2002           2001
                                                                                 -----          -----
Discontinued operations:
  Income (loss) from discontinued operations, net of taxes of $190               $ 309          $  20
        and $16
  Loss on disposal of discontinued operations, net of tax benefit of $73          (140)            --
                                                                                 -----          -----
               Total                                                             $ 169          $  20
                                                                                 =====          =====


3: ASSET DISPOSITIONS

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The pretax gain on the sale was $516 million ($322 million, net of tax, or $2.44 and $2.36 per basic and diluted share, respectively). The gain on the Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations and the gain on the methanol plant of $19 million ($12 million, net of tax) is included in "Gain (loss) on asset sales, net" on the Consolidated Statements of Income.

In April 2002, CMS Energy sold its equity ownership interest in Toledo Power Company in the Philippines for $10 million. Proceeds from the sale were used to repay debt and improve the balance sheet. The pretax loss, as shown on the Consolidated Statements of Income, was $11 million ($8 million, net of tax).

On May 1, 2002, Consumers Energy closed on the sale of its electric transmission system for approximately $290 million to a limited partnership whose general partner is Washington D.C.-based Trans-Elect. The pretax gain, as shown on the Consolidated Statements of Income, was $39 million ($30 million, net of tax, or $0.22 per basic and diluted share).

Also on May 1, 2002, CMS Energy closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin for $101 million. Proceeds from the sale were used to reduce debt and improve CMS



                                     CMS-40

                                                         CMS Energy Corporation


Energy's balance sheet. The pretax gain included in "discontinued operations" on the Consolidated Statements of Income was $17 million ($11 million, net of tax).

4: GOODWILL

CMS MST: Effective January 1, 2002, SFAS No. 142 disallowed the continued amortization of goodwill and required the testing of goodwill for potential impairment. During the third quarter of 1999 CMS MST purchased a 100 percent interest in Viron Energy Services. CMS MST consolidated the activity of CMS Viron and recorded goodwill as a result of the purchase price allocation. In performing the analysis of CMS Viron's fair value as of January 1, 2002, CMS MST has (a) evaluated bids, (b) measured the liquidation basis fair value and (c) qualitatively evaluated any significant changes in the market value of CMS Viron's business between January 1, 2002 and the date of the bids. In performing the second step of the SFAS No. 142 analysis, CMS MST concluded that CMS Viron's entire fair value should be properly allocated to its non-goodwill assets and liabilities as of January 1, 2002. Based on the quantitative and qualitative analysis, CMS MST recorded a change in accounting principle loss of $14 million ($9 million, net of tax) for goodwill impairment in accordance with the transition provisions of SFAS No. 142.

The following table represents what net income would have been had the goodwill impairment been recorded for the three months ended March 31, 2002.

                                                                   In Millions, Except Per Share Amounts
--------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                      2002
--------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME OF CMS ENERGY AS REPORTED                                               $ 399
  Goodwill Impairment                                                                              (9)
  ----------------------------------------------------------------------------------------------------
  Consolidated Net Income As Adjusted                                                           $ 390
======================================================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY AS REPORTED                               $2.99
  Goodwill Impairment                                                                           (0.07)
  ----------------------------------------------------------------------------------------------------
  Earnings Per Share As Adjusted                                                                $2.92
  ====================================================================================================

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY AS REPORTED                             $2.92
  Goodwill Impairment                                                                           (0.07)
  ----------------------------------------------------------------------------------------------------
  Earnings Per Share AS Adjusted                                                                $2.85
  ====================================================================================================

PANHANDLE: In accordance with SFAS No. 142, Panhandle completed the first step of the goodwill impairment testing which indicates a potentially significant impairment of Panhandle's goodwill exists as of January 1, 2002. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and expected to be completed in the third quarter of 2002 and results will be announced after completion and review by the company.


5: UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan if the state does not comply with the 1998 regulations. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with this plan. Rules are expected to be promulgated and submitted to EPA by late summer or early fall of 2002. These regulations will require Consumers to make significant capital expenditures estimated to be $680 million, calculated in year 2002 dollars. Cost estimates have been developed, in part, by independent contractors with expertise in



                                     CMS-41

                                                         CMS Energy Corporation



this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of June 2002, Consumers has incurred $344 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2006. At some point after 2006, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Based on existing legislation, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

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

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS' ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act, as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. On July 23, 2002, Consumers received an order approving the plan to achieve the increased transmission capacity from the MPSC. Once the increased transmission capacity projects identified in the plan are completed, verification of completion must be sent to the MPSC. At this point, Consumers is deemed to be in compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013.




                                     CMS-42

                                                         CMS Energy Corporation


In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2002 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers.

SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization results in lower interest costs and a longer amortization period for the securitized assets, which would offset the majority of the impact of the required residential rate reduction (approximately $22 million in 2000 and $49 million annually thereafter). The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $12 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to buy back $164 million of its common stock from its parent, CMS Energy. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers long-term debt. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charges are remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization was deferred for the approved regulatory assets being securitized, which effectively offset the



                                     CMS-43

                                                         CMS Energy Corporation


loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging utilities to transfer operating control of their electric transmission facilities to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission facilities for sale rather than own and invest in an asset that it cannot control. In May 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by such affiliates when the transaction was discussed internally and negotiated with purchasers. Consumers anticipates that after selling its transmission facilities, its after-tax earnings will increase by approximately $17 million in 2002 due to the recognition of a $26 million one time gain on the sale of transmission assets. In 2003, Consumers anticipates after-tax earnings will decrease by $15 million. This decrease results from the loss of revenue from wholesale and retail open access customers who would buy services directly from MTH, including the loss of a return on the sold transmission assets.

Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2004, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

In the past, when IPPs connected to transmission systems, they paid a fee that transmission companies used to offset capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. In order to promote electric generation competition, the FERC recently ordered that the system upgrade portion of the fee be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. METC recorded a $30 million liability for IPP refunds. Subsequently, MTH assumed this liability as part of its purchase of the transmission facilities.

In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the transmission facilities sale or transfer without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights. In August 2001, the parties reached two settlements. The Michigan circuit



                                     CMS-44

                                                         CMS Energy Corporation


court approved the settlements and they were amended in February 2002 to assure that closing could occur if all closing conditions were satisfied. The circuit court retained jurisdiction over the matter and has since dismissed the lawsuit.

On July 31, 2002, FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power markets and transmission system. The proposal is subject to public comment for 75 days from its date of publication in the federal register on August 1, 2002. Consumers is currently studying the effects of the proposed rulemaking.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides additional power supply above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of July 2002, alternative electric suppliers are providing 386 MW of generation supply to customers.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. As of June 30, 2002, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated summer 2002 reserve margin requirement and partially covering the estimated reserve margin requirements for summers 2003 through 2007. Consumers has recorded an asset of $35 million for these call options, of which $5 million pertains to 2002. The total estimated cost of these electricity call option contracts for summer 2002 is approximately $12 million.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, and would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between: (a) the revenue required to cover costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.



                                     CMS-45

                                                         CMS Energy Corporation


According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The MPSC staff and Energy Michigan filed appeals with the MPSC regarding the inclusion of certain Clean Air Act-related investment and other costs in Consumers' "net" Stranded Cost filing. In July 2002, the MPSC granted the MPSC staff its appeal. As a result, Consumers revised and supplemented its "net" Stranded Costs filing by excluding all costs associated with the Clean Air Act and resubmitting the filing to the MPSC. After the exclusion of the Clean Air Act costs, the revised Stranded Cost amounts are $11 million and $8 million for 2000 and 2001, respectively, and an estimated $76 million for 2002. On August 9, 2002 the MPSC Staff and other intervenors filed their position regarding 2000 and 2001 Stranded Cost. The Staff recommended that the Commission find that Consumers had Stranded Costs of $5.1M and $2.8M for 2000 and 2001, respectively. Other parties contended that Consumers had stranded benefits in 2000 and 2001 and made various suggestions on how those benefits should be treated. In a separate filing, Consumers requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                 In Millions
                                          ---------------------------------------------------------------
Year Filed        Year Incurred           Requested          Pending           Allowed         Disallowed
----------        -------------           ---------          -------           -------         ----------
1999               1997 & 1998               $20               $--               $15               $ 5
2000                      1999                30                --                25                 5
2001                      2000                25                25                --                --
2002                      2001                 8                 8                --                --
                                           =====             =====             =====             =====

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 1999, the MPSC also reserved the right review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive in 2002, a final order for 2001 implementation costs. In addition to the amounts shown, as of June 2002, Consumers incurred and deferred as a regulatory asset, $5 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired and Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision recommending lower OATT rates that was largely upheld by the FERC in March 2002 which requires Consumers to refund, with interest, over-collections for past services as measured by FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. In April 2002, FERC issued a



                                     CMS-46

                                                         CMS Energy Corporation


decision largely affirming the initial decision but increasing the recommended rate of return. A compliance proceeding is being held at FERC to determine Consumers' refund responsibility. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

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


Summarized Statements of Income for CMS Midland and CMS Holdings


                                           In Millions
                                         Six Months Ended
                                      ----------------------
June 30                               2002              2001
                                      ----              ----
Pretax operating income               $53               $21
Income taxes and other                 18                 7
                                      ---               ---
Net income                            $35               $14

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms only require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors, including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increases in the expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future



                                     CMS-47

                                                         CMS Energy Corporation


effect on Consumers. At June 30, 2002 and 2001, the remaining present value of the estimated future PPA liability associated with the loss totaled $173 million and $64 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                         In Millions
                                                         ---------------------------------------------
                                                         2002       2003     2004      2005       2006
                                                         ----       ----     ----      ----       ----
Estimated cash underrecoveries at 98.5%, net of tax       $38       $37       $36       $36       $36
                                                          ===       ===       ===       ===       ===

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

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2002, Consumers has a recorded liability to the DOE of $137 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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



                                     CMS-48

                                                         CMS Energy Corporation



In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. The next step will be for the DOE to submit an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of one fire protection smoke detector location finding with low safety significance, the NRC classified all inspection findings as having very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In December 2000, the NRC issued an amendment revising the operating license for Palisades to extend its expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

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

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.



                                     CMS-49

                                                         CMS Energy Corporation


Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, Consumers reclassified to earnings, $2 million, net of tax, as part of the cost of power supply. Consumers expects to reclassify the remainder to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of June 30, 2002, Consumers recorded on the balance sheet all of its



                                     CMS-50

                                                         CMS Energy Corporation


purchased electric call option contracts subject to derivative accounting, at a fair value of $2 million.

CMS Energy believes that Consumers electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for those contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of June 30, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at June 30, 2002. These contracts expire in December 2002.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at the remaining sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of June 30, 2002, Consumers has an accrued liability of $53 million, (net of $29 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled sales customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The



                                     CMS-51

                                                         CMS Energy Corporation


settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting an annual $105 million distribution service rate increase. The MPSC staff supported an annual increase of $30 million, with an 11 percent return on equity. The ALJ, in the Proposal for Decision issued June 3, 2002, recommended an annual rate increase of $32 million, with a return on equity of 11 percent. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing a 7.6 percent increase in the typical residential customer's average monthly bill.

OTHER CONSUMERS' GAS UTILITY UNCERTAINTIES

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133. As of June 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $2 million, representing a fair value gain on the contract since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October 2002.

PANHANDLE MATTERS

REGULATORY MATTERS: In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered the pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At June 30, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.



                                     CMS-52

                                                         CMS Energy Corporation


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

In December 2001, Trunkline LNG, now partially owned by Panhandle, filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. Storage capacity will also be expanded to 9 billion cubic feet, from its current capacity of 6.3 billion cubic feet. On July 31, 2002, the FERC issued its Environmental Assessment of the expansion project, with comments due to be filed in thirty days. The application for a certificate of public convenience and necessity of the expansion is still pending the action. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable or by a capital market or other funding.

Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002 the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002 FERC issued an order approving the settlement, with modifications. Trunkline's compliance filing and any requests for rehearing are expected to be filed in August 2002.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for many years and has estimated its share of remaining clean-up costs not indemnified by Duke Energy to be approximately $18 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The



                                     CMS-53

                                                         CMS Energy Corporation


State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle expects this clean-up to continue for many years and has estimated its share of remaining clean-up costs to be approximately $3 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

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

OTHER UNCERTAINTIES

SEC INVESTIGATION AND SPECIAL COMMITTEE: CMS Energy's Board of Directors has established a special committee of independent directors to investigate matters surrounding "round trip" trading and has retained outside counsel to assist in the investigation. The committee expects to complete its investigation and report its findings to the Board of Directors by the end of third quarter 2002. In addition, CMS Energy is cooperating with the SEC investigation regarding round trip trades and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission and the FERC regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received 18 shareholder class action lawsuits, a demand for action against officers and directors and two Employment Retirement Income Security Act claims. CMS Energy is unable to predict the outcome of these matters.

RESTATEMENT: Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of "round trip" energy trades and form a special committee of its Board of Directors to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated cannot be relied upon. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's current situation and the work of the special committee, it would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. CMS Energy had previously announced that it would no longer use Arthur Andersen for its independent audit work and in May 2002, CMS Energy appointed Ernst & Young to audit the financial statements for the year ending December 31, 2002.



                                     CMS-54

                                                         CMS Energy Corporation


Ernst & Young is currently auditing CMS Energy's restated consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, and is expected to release its opinion upon the completion of its audit procedures and the special committee's investigation.

CREDIT RATING: In July 2002, the credit ratings of the publicly traded securities of each of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities is largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the "round trip" trading investigations and lawsuits, the special board committee investigation, financial statement restatement and re-audit, and directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between CMS Energy subsidiaries and third parties. More specifically, a $69 million loan to Panhandle made in connection with the December 2001 LNG off balance sheet monetization transaction is subject to repayment demand by the unaffiliated equity partner in the LNG Holdings joint venture, although no such demand has been made to date. In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, have requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. Further, one of the issuers of a joint and several surety bond in the approximate amount of $190 million supporting a CMS MST gas supply contract has demanded collateral for up to the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to fund mutually satisfactory arrangements. A second issuer of surety bonds aggregating approximately $113 million in support of two other CMS MST gas supply contracts also has a right to request collateral for up to the full amounts of such bonds, and certain parties involved in those gas supply contracts have the right to seek replacement surety bonds due to the ratings downgrade of the current surety bond issuer. CMS Energy is working with its contractual parties to find mutually satisfying arrangements, but there can be no assurance of reaching such arrangements.

CLASS ACTION LAWSUITS: Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See
Exhibit 99(d) for a case names, dates instituted and principal parties) All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Mr. Joos is named as defendant in all but two of the suits, and Consumers Energy and Ms. Pallas are named as defendants on certain of the suits. Counsel to CMS has obtained an extension of the time to respond to these claims until mid-September. Prior to that date the cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS common stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS officers and directors in connection with round-trip trading at CMS, and
(ii) to recover damages sustained by CMS as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS and its subsidiaries. The Board has approximately 90 days to determine whether it will pursue such claims. If the Board elects not to do so, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS.

EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLAIMS: On July 11, 2002 and July 18, 2002, two Consumers employees filed separate alleged class action lawsuits on behalf of the participants and beneficiaries of the CMS Employees' Savings and Incentive Plan in the United States District Court for the Eastern District of Michigan. CMS Energy, Consumers and CMS MS&T are defendants in one action, and CMS Energy, Consumers, and other alleged fiduciaries are defendants in the other. The complaints allege various counts arising under the Employee Retirement Income Security Act.

CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent



                                     CMS-55

                                                         CMS Energy Corporation


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

CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $8 million in damages. Terra has filed an appeal. CMS Energy believes Terra has meritorious grounds for either reversal of the judgment or reduction of damages. CMS Energy has an indemnification obligation in favor of the purchaser of its Michigan properties with respect to this litigation.

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



                                     CMS-56

                                                         CMS Energy Corporation


In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos. In April 2002, based on a consideration of these environmental factors, CMS Energy evaluated its Argentine investments for impairment as required under SFAS No. 144 and APB Opinion No. 18. These impairment models contain assumptions regarding anticipated future exchange rates and operating performance of the investments. Exchange rates used in the models assume that the rate will decrease from current levels to approximately 3.00 Pesos per US Dollar over the remaining life of these investments. Based on the results of these models, CMS Energy determined that these investments were not impaired.

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

For the six months ended June 30, 2002, CMS Energy recorded losses of $34 million or $0.25 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that these non-cash charges substantially reduces the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, 2002 earnings for CMS Energy may be adversely affected by an additional $3.8 million to $11.8 million or $0.03 to $0.09 per share assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar. At June 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.86 Pesos per US Dollar was $402 million.

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $925 million for 2002, $745 million for 2003 and $880 million for 2004. These amounts include expenditures associated with the LNG terminal expansion for which an application was filed with the FERC on December 26, 2001, estimated at $11 million in 2002, $5 million in 2003 and $30 million in 2004.

OTHER: The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, CMS Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. CMS Energy cannot predict the future fair value of the Plan's assets, but it is possible, without significant recovery of the Plan's assets, that CMS Energy will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the Plan's Actuary in the fourth quarter of each year.

CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $1.8 billion as of June 30, 2002. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of June 30, 2002, the actual amount of financial exposure covered by these guarantees was $569 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $272 million, which are recorded as liabilities on the Consolidated Balance Sheet at June 30, 2002. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas



                                     CMS-57

                                                         CMS Energy Corporation


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

6: SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

CMS ENERGY: On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by the company and are as follows: a $295.8 million revolving credit facility by CMS Energy, maturing March 31, 2003; a $300 million revolving credit facility by CMS Energy, maturing December 15, 2003; a $150 million short term loan by Enterprises, maturing December 13, 2002; a $250 million revolving credit facility by Consumers, maturing July 11, 2003; and a $300 million term loan by Consumers, maturing July 11, 2003 with a one-year extension at Consumers' option. CMS Energy expects to amend the Consumers term loan by the end of August 2002 so that the maturity date is July 11, 2004.

In the first six months of 2002, CMS Energy called $243 million of Series A through E GTNs at interest rates ranging from 7.00 percent to 9.00 percent using funds available from asset sales proceeds. At June 30, 2002, CMS Energy had remaining $110 million Series D GTNs, $267 million Series E GTNs and $300 million of Series F GTNs issued and outstanding with weighted average interest rates of 6.9 percent, 7.8 percent and 7.6 percent, respectively.

In May 2002, CMS Energy registered $300,000,000 Series G GTNs. The notes will be issued from time to time with the proceeds being used for general corporate purposes. As of August 1, 2002, no Series G GTNs had been issued.

Under its most restrictive debt covenant, CMS Energy could pay $655 million in common dividends at June 30, 2002.

CONSUMERS: At June 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $520 million of long-term securities for general corporate purposes and $200 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2002 and 2001, receivables sold under the program totaled $311 million and $299 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.



                                     CMS-58

                                                         CMS Energy Corporation


In April 2002, Consumers established a new subsidiary, Consumers Receivable Funding, LLC. This consolidated subsidiary was established to sell accounts receivable to an unrelated third party.

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

Under the provisions of its Articles of Incorporation, Consumers had $272 million of unrestricted retained earnings available to pay common dividends at June 30, 2002.

REQUIRED RATIOS:

The credit facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                 Limitation                 Ratio at June 30, 2002
                                        --------------------------        ----------------------
CMS ENERGY:
Consolidated Leverage Ratio             not more than 5.75 to 1.00            4.93 to 1.00
Cash Dividend Coverage Ratio            not less than 1.25 to 1.00            1.98 to 1.00

CONSUMERS:
Debt to Capital Ratio                   not more than 0.65 to 1.00            0.51 to 1.00
Interest Coverage Ratio                 not less than 2.0 to 1.0              2.6 to 1.0

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



                                     CMS-59

                                                         CMS Energy Corporation



CMS Energy Trust and Securities                             In Millions
                                                         --------------------
                                                               Amount
                                                             Outstanding
                                                         --------------------                          Earliest
June 30                                    Rate(%)       2002            2001          Maturity       Redemption
                                           -------       ----            ----          --------       ----------
CMS Energy Trust I (a)                      7.75         $173            $173            2027            2001
CMS Energy Trust II (b)                     8.75          301             301            2004              --
CMS Energy Trust III (c)                    7.25          220             220            2004              --
                                                        ----             ----
  Total Amount Outstanding                               $694            $694
                                                        ====             ====

(a) Represents Quarterly Income Preferred Securities that are convertible into
1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.

(b) Represents 7,250,000 Adjustable Convertible Preferred Securities that were converted to 8,787,725 newly issued shares of CMS common stock on July 1, 2002.

(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by the August 2003 conversion date.


Consumers Energy Trust and Securities                                     In Millions
                                                                      --------------------
                                                                            Amount
                                                                          Outstanding
                                                                      --------------------                          Earliest
June 30                                                Rate(%)        2002            2001          Maturity       Redemption
                                                       -------        ----            ----          --------       ----------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                  8.36         $ 70            $100            2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                  8.20          120             120            2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                  9.25          175             175            2029            2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                             9.00          125             125            2031            2006
                                                                      ----            ----
  Total Amount Outstanding                                            $490            $520
                                                                      ====            ====

In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.



                                     CMS-60

                                                         CMS Energy Corporation


7: EARNINGS PER SHARE AND DIVIDENDS

The following tables present a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


COMPUTATION OF EARNINGS PER SHARE:
                                                                  In Millions,
                                                           Except Per Share Amounts
                                                          ---------------------------
Three Months Ended June 30                                  2002                2001
                                                          -------             -------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income (Loss)                            $   (75)            $    53
                                                          =======             =======
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                       $   (75)(a)         $    53(b)
 Add conversion of 7.75% Trust
      Preferred Securities (net of tax)                         2                   2
                                                          -------             -------
 CMS Energy - Diluted                                     $   (73)            $    55
                                                          =======             =======

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                   134.7               132.1
   Add conversion of 7.75% Trust
      Preferred Securities                                    4.2                 4.2
   Stock Options                                               --                  .3
                                                          -------             -------
   Average Shares - Diluted                                 138.9               136.6
                                                          =======             =======

EARNINGS PER AVERAGE COMMON SHARE
      Basic                                               $ (0.56)(a)         $  0.40(b)
      Diluted                                             $ (0.56)(a)         $  0.40(b)
                                                          =======             =======

                                                                 In Millions,
                                                            Except Per Share Amounts
                                                          ---------------------------
Six Months Ended June 30                                   2002                2001
                                                          -------             -------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                   $   314             $   162
                                                          =======             =======
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                       $   314(c)          $   162(d)
 Add conversion of 7.75% Trust
      Preferred Securities (net of tax)                         5                   4
                                                          -------             -------
 CMS Energy - Diluted                                     $   319             $   166
                                                          =======             =======



                                     CMS-61

                                                         CMS Energy Corporation


AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                   134.0               128.8
   Add conversion of 7.75% Trust
      Preferred Securities                                    4.2                 4.2
   Stock Options                                               --                  .3
                                                          -------             -------
   Average Shares - Diluted                                 138.2               133.3
                                                          =======             =======

EARNINGS PER AVERAGE COMMON SHARE
      Basic                                               $  2.34(c)          $  1.27(d)
      Diluted                                             $  2.30(c)          $  1.25(d)
                                                          =======             =======

(a) Includes the effects of net asset gains, loss on discontinued operations, restructuring costs and extraordinary item, which decreased net income by $134 million, or $1.00 per basic and diluted share.

(b) Includes the effects of gain or discontinued operations and net asset loss, which increased net income by $18 million, or $0.13 per basic and diluted share.

(c) Includes the effects of net asset gains, gain on discontinued operations, restructuring costs and extraordinary item, which increased net income by $180 million, or $1.33 per basic and diluted share, respectively.

(d) Includes the effects of gain on discontinued operations and net asset loss, which increased net income by $19 million, or $0.14 and $0.13 per basic and diluted share, respectively.

In February and April 2002, CMS Energy paid dividends of $.365 per share on CMS Energy Common Stock. In July 2002, the Board of Directors declared a quarterly dividend of $.18 per share on CMS Energy Common Stock, payable in August 2002.

8: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

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



                                     CMS-62

                                                         CMS Energy Corporation



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

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility. As of June 30, 2002, all of Consumers' purchased electric call option contracts subject to derivative accounting were recorded on the balance sheet at a fair value of $2 million.

Consumers believes that its electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of June 30, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at June 30, 2002. These contracts expire in December 2002.

Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133, and therefore require derivative accounting. As of June 30, 2002, Consumers gas supply contracts requiring derivative accounting had a fair value of $2 million, representing a fair value gain on the contract since the date of inception, and this gain was recorded directly in earnings as part of other income, and then directly offset and recorded as a regulatory liability on the balance sheet. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October of 2002.

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



                                     CMS-63

                                                         CMS Energy Corporation


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

At June 30, 2002, CMS MST has recorded a net asset of $89 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For the six months ended June 30, 2002 and 2001, CMS MST reflected $30 million loss and $44 million gain, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of June 30, 2002.


                                                                                              In Millions
                                                                                              -----------
Fair value of contracts outstanding as of March 31, 2002                                         $ 109
Contracts realized or otherwise settled during the period (a)                                      (11)
Fair value of new contracts when entered into during the period                                      1
Changes in fair value attributable to changes in valuation techniques and assumptions               (5)
Other changes in fair value (b)                                                                     (5)
                                                                                                 -----
Fair value of contracts outstanding as of June 30, 2002                                          $  89
                                                                                                 =====


                                     CMS-64

                                                         CMS Energy Corporation


Fair Value of Contracts at June 30, 2002                                              In Millions
                                                 --------------------------------------------------------------------------
                                                                                  Maturity (in years)
                                                   Total        -----------------------------------------------------------
Source of Fair Value                             Fair Value     Less than 1      1 to 3          4 to 5      Greater than 5
--------------------                             ----------     -----------      ------          ------      --------------
Prices actively quoted                               $42            $ 8            $20            $11            $ 3
Prices provided by other external sources             19              1              4             10              4
Prices based on models and
   other valuation methods                            28              4              9             11              4
                                                     ---            ---            ---            ---            ---
Total                                                $89            $13            $33            $32            $11
                                                     ===            ===            ===            ===            ===

        (a) Reflects value of contracts, included in March 31, 2002 values, that expired during the 2002.

        (b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of June 30, 2002, these swaps had a negative fair value of $9 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis. No ineffectiveness was recognized during the first quarter of 2002 under the requirements of SFAS No. 133.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of June 30, 2002 and 2001, the weighted average interest rate associated with outstanding swaps was approximately 5.2 percent and 6.4 percent, respectively.


                                                              In Millions
                            -------------------------------------------------------------------------------
Floating to Fixed           Notional               Maturity                  Fair               Unrealized
Interest Rate Swaps          Amount                  Date                    Value              Gain (Loss)
-------------------         --------               ---------                 -----              -----------
June 30, 2002                 $294                 2003-2006                 $ (9)                 $  2
June 30, 2001                 $819                 2001-2006                 $(16)                 $ (2)

FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of June 30, 2002.

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected



                                     CMS-65

                                                         CMS Energy Corporation


by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at June 30, 2002 and 2001 was approximately zero and $13 million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

The notional amount of the outstanding foreign exchange contracts at June 30, 2002 was $1 million Canadian contracts. The notional amount of the outstanding foreign exchange contracts at June 30, 2001, which have all currently expired, was $470 million consisting of $22 million, $50 million, and $398 million for Australian, Brazilian and Argentine, respectively.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of June 30, 2002 and 2001 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.


                                                                           In Millions
                                     -------------------------------------------------------------------------------------
As of June 30                                        2002                                          2001
                                     ---------------------------------------       ---------------------------------------
                                     Carrying        Fair         Unrealized       Carrying        Fair         Unrealized
                                       Cost          Value        Gain (Loss)        Cost          Value        Gain (Loss)
                                      ------         ------         ------          ------         ------         ------
Long-Term Debt (a)                    $6,307         $5,982         $ (325)         $7,193         $7,011         $ (182)
Preferred Stock and
   Trust Preferred Securities          1,228            814           (414)          1,258          1,209            (49)


(a) Settlement of long-term debt is generally not expected until maturity.


9: REPORTABLE SEGMENTS

CMS Energy operates principally in the following five reportable segments: electric utility; gas utility; independent power production; natural gas transmission; and marketing, services and trading.

CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the net income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial,



                                     CMS-66

                                                         CMS Energy Corporation


commercial, utility and municipal energy users throughout the United States and abroad.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from a land development business fall below the quantitative thresholds for reporting, and has never met any of the quantitative thresholds for determining reportable segments. The table below shows net income - operating by reportable segment.


Reportable Segments
                                                                   In Millions
                                                           --------------------------
Six Months Ended June 30                                    2002                 2001
                                                           -----                -----
Net Income Before Reconciling Items
  Electric utility                                         $ 103                $  89
  Gas utility                                                 32                   28
  Independent power production                                70                   45
  Natural gas transmission                                    40                   60
  Marketing, services and trading                            (14)                  37
  Corporate interest and other                               (97)                (116)
                                                           -----                -----
                                                           $ 134                $ 143
Asset gains / (losses)                                        35                   (1)
Discontinued operations                                      169                   20
Extraordinary item                                            (8)                  --
Accounting Change                                             (9)                  --
Restructuring Costs                                           (7)                  --
                                                           -----                -----
Consolidated Net Income                                    $ 314                $ 162
                                                           =====                =====



                                     CMS-67

                                                         CMS Energy Corporation





                      (This page intentionally left blank)







                                     CMS-68

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

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with accounting principles generally accepted in the United States requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below, are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities when it is probable that a current event will cause a future loss payment and that loss amount can be reasonably estimated. Consumers used this principle to record or disclose estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA issued regulations regarding ozone and particulate-related emissions that require some Consumers' electric generating facilities to lower their emissions rates. These regulations will require Consumers to make significant capital expenditures estimated to be $680 million, calculated in year 2002 dollars. As of June 2002,

                                                       Consumers Energy Company



Consumers incurred $344 million of capital expenditures to comply. Consumers expects to make the remaining capital expenditures between 2002 and 2006.

At some point after 2006, Consumers may incur additional capital expenditures if new environmental standards for multi-pollutants become effective. These and other required environmental expenditures may have a material adverse impact upon Consumers' financial condition and results of operations after 2006. For further information see Note 2, Uncertainties, "Electric Environmental Matters."

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

Consumers' availability payments to the MCV Partnership are capped at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                                In Millions
                                                           ----------------------------------------------------
                                                           2002        2003         2004        2005       2006
                                                           ----        ----         ----        ----       ----
Estimated cash underrecoveries at 98.5%, net of tax         $38         $37          $36         $36        $36
                                                           ====        ====         ====        ====       ====

For further information see Note 2, Uncertainties "The Midland Cogeneration Venture" for additional detail.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS: Consumers uses SFAS No. 133 criteria to determine which contracts must be accounted for as derivative instruments. These rules, however, are numerous and complex. As a result, significant judgment is required, and similar contracts can sometimes be accounted for differently.

Consumers currently accounts for the following contracts as derivative instruments: interest rate swaps and locks, certain electric call options and gas supply contracts with embedded put options, and gas fuel swaps. Consumers does not account for the following contracts as derivative instruments: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, and purchase orders for numerous supply items.

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

In order to fair value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At June 30, 2002, Consumers assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value, attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. Consumers believes that its electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for those contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements. For further information see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards," Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities," and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

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

Consumers is party to a number of leases, the most significant are the leases associated with its new

                                                       Consumers Energy Company


headquarters building and its railcar lease. For further information see "Contractual Obligations and Commercial Commitments" in the Capital Resources and Liquidity section and Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Accounting for Headquarters Building Lease".

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to later be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of June 30, 2002, Consumers had $1.211 billion recorded as regulatory assets and $295 million recorded as regulatory liabilities.

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

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per a March 1999 MPSC order. A December 1999 MPSC order set the annual decommissioning surcharge for Palisades decommissioning at $6 million a year. Consumers estimates that at the time Palisades is fully decommissioned in year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. Consumers also anticipates future recoveries from the DOE for the cost of storage of spent nuclear fuel that will be added in the future to the decommissioning trust funds. Earning assumptions are that the trust funds are invested in equities and fixed income investments, the equity funds will be converted to fixed income investments prior to decommissioning, and that fixed income investments are converted to cash one year before expenditures are made. The Palisades and Big Rock trust funds are currently estimated to earn 7.1 percent and 5.7 percent, respectively, annually over the life of the trust funds.

The funds added to and provided by the trusts are expected to fully fund the decommissioning costs. The decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs have been developed using various inflation rates for labor, non-labor, and for contaminated equipment burial costs. Variance from trust earnings, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

                                                       Consumers Energy Company


RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas supply from CMS MST, the purchase of gas transportation from Trunkline, a subsidiary of Panhandle, the payment of parent company overhead costs to CMS Energy, the sale, storage and transportation of natural gas and other services to the MCV Partnership, certain transactions involving derivative instruments with CMS MST, and an investment in CMS Energy Common Stock.

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

Consumers also sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management includes former executive employees of Consumers. The transaction was based on competitive bidding. For detailed information regarding the sale see Note 2, "Transmission."

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS


                                                In Millions
                                 ------------------------------------------
June 30                          2002               2001              Change
                                 ----               ----               ----
Three months ended               $113               $ 33               $ 80
Six months ended                  193                131                 62
                                 ====               ====               ====

2002 COMPARED TO 2001: For the three months ended June 30, 2002, Consumers' net income available to the common stockholder totaled $113 million, an increase of $80 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $22 million from the comparable period in 2001. This reduction in power costs was primarily due to higher replacement power supply costs in 2001, resulting from outages at Palisades in the second quarter of 2001. The increase in earnings also reflects a $26 million gain from the May 2002, sale of Consumers' electric transmission facilities, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc. Also contributing to the earnings increase is a $22 million increase in the fair value of certain long-term gas contracts held by the MCV Partnership. The fair value of these contracts is adjusted, through earnings, on a quarterly basis in accordance with SFAS 133. For further information on SFAS 133, see Note 2, Uncertainties. Also contributing to this increase in earnings are reduced fixed charges due to declining interest rates.

                                                       Consumers Energy Company



For the six months ended June 30, 2002, Consumers' net income available to the common stockholder totaled $193 million, an increase of $62 million from the comparable period in 2001. This increase includes the same items identified for the second quarter and also reflects the benefit of an increase in gas distribution tariff rates because of an interim rate increase, partially offset by increased operating costs and higher replacement power costs resulting from a plant outage at Palisades in early 2002.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS


                                          In Millions
                              -------------------------------------
June 30                       2002            2001           Change
-------                       ----            ----           ------
Three months ended            $ 84            $ 30            $ 54
Six months ended               133              91              42
                              ====            ====           =====


                                                       Three Months         Six Months
                                                       Ended June 30       Ended June 30
Reasons for change                                      2002 vs 2001       2002 vs 2001
------------------                                     ------------         ----------
Electric deliveries                                       $     7             $    --
Power supply costs and related revenue                         34                  18
Other operating expenses and non-commodity revenue             (7)                 (7)
Gain on asset sales                                            38                  38
Fixed charges                                                   5                   8
Income taxes                                                  (23)                (15)

Total change                                              $    54             $    42
                                                          =======             =======

ELECTRIC DELIVERIES: For the three months ended June 30, 2002, electric deliveries, including transactions with other electric utilities, were 9.4 billion kWh, an increase of 0.1 billion kWh, or 1.4 percent from the comparable period in 2001. The increase in total electric deliveries was primarily due to higher residential usage resulting from warmer June 2002 temperatures.

For the six months ended June 30, 2002, electric deliveries, including transactions with other electric utilities, were 18.6 billion kWh, a decrease of
0.7 billion kWh, or 3.4 percent from the comparable period in 2001. This decrease is the result of reduced first quarter industrial usage due to the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2002, power supply costs decreased by $34 million from the comparable period in 2001. The decreased power costs in 2002 was primarily due to the higher availability of the lower priced Palisades Nuclear Plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from outages at Palisades.

For the six months ended June 30, 2002, power supply costs and related revenues decreased by a total of $18 million from the comparable period in 2001. This decrease was also the result of the Palisades outage described for the current quarter partially offset by a plant outage at Palisades in early 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and six months ended 2002,

                                                       Consumers Energy Company



other operating expenses increased $7 million due to increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues.

GAIN ON ASSET SALES: For the three and six months ended 2002, asset sales increased as a result of the $31 million pre-tax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pre-tax gain on the sale of unused nuclear equipment from the cancelled Midland project.


GAS UTILITY RESULTS OF OPERATIONS


                                         In Millions
                              -------------------------------------
June 30                       2002            2001           Change
-------                       ----            ----           ------
Three months ended            $  4            $  1            $  3
Six months ended                32              30               2
                              ====            ====            ====


                                                Three Months           Six Months
                                               Ended June 30         Ended June 30
Reasons for change                              2002 vs 2001          2002 vs 2001
------------------                             -------------         -------------
Gas deliveries                                      $ 9                    $--
Gas rate increase                                     2                      9
Gas wholesale and retail services                     1                     --
Operation and maintenance                            (4)                    --
Other operating expenses                             (4)                    (5)
Income taxes                                         (1)                    (2)

Total change                                        $ 3                    $ 2
                                                    ===                    ===

For the three months ended June 30, 2002, gas revenues increased due to colder temperatures compared to the second quarter 2001. Operation and maintenance cost increases reflect additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 65.3 bcf, an increase of 8.3 bcf or 14.7 percent compared with 2001.

For the six months ended June 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 214.5 bcf, a decrease of 2 bcf or ..9 percent compared with 2001.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. Cash from operations totaled $436 million and $379 million for the first six months of 2002 and 2001, respectively. The $57 million increase resulted primarily from a $223 million increase in cash due to fewer expenditures for natural gas inventories, partially offset by $139 million decrease in cash collected from customers and related parties. Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations

                                                       Consumers Energy Company



could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: Cash used for investing activities totaled $7 million and $395 million for the first six months of 2002 and 2001, respectively. The change of $388 million is primarily the result of $293 million cash from the sale of METC, the reactor head and fewer capital expenditures to comply with the Clean Air Act than the first six months of 2001.

FINANCING ACTIVITIES: Cash used by financing activities totaled $393 million for the first six months of 2002 compared to $9 million provided in the first six months of 2001, respectively. The change of $402 million is primarily the result of $371 million retirement of bonds and other long-term debt, $178 million net decrease in notes payable, the absence of $121 million proceeds from preferred securities and an acceleration of $58 million in the payment of common stock dividends, offset by $304 million of net proceeds from issuance of senior notes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Short-Term Financings and Capitalization.


Contractual Obligations                                              In Millions
-----------------------              ----------------------------------------------------------------------------------
                                                                    Payments Due
                                     ----------------------------------------------------------------------------------
June 30                               Total         2002           2003          2004          2005     2006 and beyond
-------                              -------       -------       -------       -------       -------    ---------------
On-balance sheet:
   Long-term debt                    $ 2,441       $   173       $   333       $    28       $   470       $ 1,437
   Notes payable                         245           245            --            --            --            --
   Capital lease obligations             167            20            21            20            19            87
Off-balance sheet:
   Operating leases                       89            12            12             9             7            49
   Non-recourse debt of FMLP             277            65             8            54            41           109
   Sale of accounts receivable           311           311            --            --            --            --
   Unconditional purchase
     Obligations                      17,961         1,191         1,052           837           771        14,110
                                     =======       =======       =======       =======       =======      ========

Unconditional purchase obligations are for natural gas and electricity and represent normal business operating contracts used to assure adequate supply and minimize exposure to market price fluctuations.

Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other

                                                         CMS Energy Corporation



Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.


Commercial Commitments                                        In Millions
----------------------       -----------------------------------------------------------------------------------
                                                         Commitment Expiration
                             -----------------------------------------------------------------------------------
June 30                      Total           2002          2003          2004          2005      2006 and beyond
-------                      -----           ----          ----          ----          ----      ---------------
Off-balance sheet:
Guarantees                    $35            $35            --            --            --             --
Indemnities                    17             --            --            --            --             17
Letters of Credit               7              7            --            --            --             --
                              ===            ===           ===           ===           ===            ===

As of June 2002, Consumers had $300 million in credit facilities, $45 million aggregate lines of credit and a $325 million trade receivable sale program in place as anticipated sources of funds for general corporate purposes and currently expected capital expenditures.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is proported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements and uncertain future access to the capital markets. Consumers actual ability to access the capital markets in the future on a timely basis will depend on the successful and timely resolution of the board committee investigation and the successful and timely conclusion of the re-audit of 2000 and 2001 financial statements.

As a result of certain of these downgrades, several commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is working cooperatively with those suppliers to find mutually satisfactory arrangements but there can be no assurance that all such arrangements will be completed.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003, with a one-year extension anticipated at Consumers' option. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002 as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers first mortgage bonds.

Consumers $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points (although the rate may fluctuate depending on the rating of Consumers first mortgage bonds) and the interest rate on the $300 million term loan is LIBOR plus 300 basis points. Consumers bank and legal fees associated with the facilities were $5.6 million.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:


Required Ratio                            Limitation                Ratio at June 30, 2002
--------------                     --------------------------       ----------------------
Debt to Capital Ratio              Not more than 0.65 to 1.00            0.51 to 1.00
Interest Coverage Ratio            Not less than 2.0 to 1.0              2.6 to 1.0

                                                       Consumers Energy Company



Also pursuant to restrictive covenants in the new facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers has declared and paid $154 million in common dividends through June 2002.

Consumers anticipates issuing $300 million in new securities in late October or November 2002 of which $100 million will be used for refinancing purposes and $200 million will be used for general corporate purposes including capital expenditures and gas inventory purchases.

For further information, see Note 3, Short-Term Financings and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Over the next three years, Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments. Consumers prepares these estimates for planning purposes and may revise them.


                                                              In Millions
                                                  ------------------------------------
Years Ended December 31                           2002            2003            2004
-----------------------                           ----            ----            ----
Construction                                      $586            $555            $618
Nuclear fuel lease                                   9              33              32
Capital leases other than nuclear fuel              55              47              30
                                                  ----            ----            ----
                                                  $650            $635            $680
                                                  ====            ====            ====

Electric utility operations (a)(b)                $460            $430            $450
Gas utility operations (a)                         190             205             230
                                                  ----            ----            ----
                                                  $650            $635            $680
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

COMPETITION AND REGULATORY RESTRUCTURING: The enactment of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from

                                                       Consumers Energy Company


Consumers or from an alternative electric supplier as of January 1, 2002. Therefore, alternative electric suppliers for generation services have entered Consumers' market. As of July 2002, 386 MW of generation services were being provided by such suppliers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of to the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The MPSC staff and Energy Michigan filed appeals with the MPSC regarding the inclusion of certain Clean Air Act-related investment and other costs in Consumers' "net" Stranded Cost filing. In July 2002, the MPSC granted the MPSC staff its appeal. As a result, Consumers revised and supplemented its "net" Stranded Costs filing by excluding all costs associated with the Clean Air Act and resubmitting the filing to MPSC. After exclusion of the Clean Air Act costs, the revised Stranded Cost amounts are $11 million and $8 million for 2000 and 2001, respectively, and an estimated $76 million for 2002. On August 9, 2002 the MPSC Staff and other intervenors filed their position regarding 2000 and 2001 Stranded Cost. The Staff recommended that the Commission find that Consumers had Stranded Costs of $5.1M and $2.8M for 2000 and 2001, respectively. Other parties contended that Consumers had stranded benefits in 2000 and 2001 and made various suggestions on how those benefits should be treated. In a separate filing, Consumers requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                    In Millions
                  ----------------------------------------------------------------------------------------
Year Filed        Year Incurred           Requested          Pending           Allowed          Disallowed
----------        -------------           ---------          -------           -------          ----------
1999               1997 & 1998               $20               $--               $15               $ 5
2000                      1999                30                --                25                 5
2001                      2000                25                25                --                --
2002                      2001                 8                 8                --                --
                   ===========             =====              ====             =====              ====

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 1999, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive in 2002, a final order for the 2001 implementation costs. In addition to the amounts shown, as of June 2002, Consumers incurred and deferred as a regulatory asset, $5 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. However, Consumers cannot predict the amounts the MPSC will allow the company to recover.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates such that could result in Consumers being unable to collect from customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. From 2001 through 2005, Consumers or these industrial customers can terminate or restructure some of these contracts. As of June 2002, neither Consumers nor any of its industrial customers have done so. Some contracts have expired, but outstanding contracts involve approximately 510 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct. It has also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers. Recently in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck them down because of a procedurally defective manner of enactment by the MPSC. The same procedure was used by the MPSC in enacting the new code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect or even supercede state regulation.

Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging utilities to transfer operating control of their electric transmission facilities to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission facilities for sale rather than own and invest in an asset it cannot control. In May 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

                                                       Consumers Energy Company


Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by such affiliates when the transaction was discussed internally and negotiated with purchasers. Consumers anticipates that after selling its transmission facilities, its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of transmission assets. In 2003, Consumers anticipates that after-tax earnings will decrease by $15 million. This decrease results from the loss of revenue from wholesale and retail open access customers who would buy services directly from MTH, including the loss of a return on the sold transmission assets.

Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2004, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.
For further information, see Note 2, Uncertainties, "Electric Rate Matters - Transmission."

On July 31, 2002, FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment for 75 days from its date of publication in the federal register on August 1, 2002. Consumers is currently studying the effects of the proposed rulemaking.

Wholesale Market Competition: In 1996, Detroit Edison gave Consumers its four-year notice to terminate their joint operating agreements for the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, Detroit Edison and Consumers began separate merchant operations. This opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact of terminating these joint merchant operations.

Wholesale Market Pricing: FERC authorizes Consumers to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers the seller's level of "market power" due to the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. To continue its authorization to sell at market prices, Consumers filed a traditional market dominance analysis and indicated its compliance there with. In November 2001, the FERC issued an order modifying the traditional method of determining market power, but later because of uncertainty about its impact on electric reliability, issued a stay of the order. If the order's modified market power test is not amended, Consumers cannot be certain it will receive authorization to continue selling wholesale electricity at market-based prices. The company may be limited to charging prices no greater than its cost-based rates. A final decision is not expected for several months.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in

                                                       Consumers Energy Company



customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. Consumers will continue to participate in this process. Consumers cannot predict the outcome of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; and 9) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see Note 2, Uncertainties.

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

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues under bond and subject to refund. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting an annual $105 million distribution service rate increase. The MPSC staff supported an annual increase of $30 million, with an 11 percent return on equity. The ALJ, in the Proposal for Decision issued June 3 2002, recommended an annual rate increase of $32 million, with a return on equity of 11 percent. See Note 2, Uncertainties "Gas Rate Matters - Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

                                                       Consumers Energy Company



UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; and 6) increased costs for pipeline safety and homeland security initiatives that are not recoverable on a timely basis from customers. For further information about these uncertainties, see Note 2, Uncertainties.

OTHER OUTLOOK

TERRORIST ATTACKS: Since the September 11, 2001 terrorists attack in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, Consumers anticipates increased operating costs for security that could be significant. Consumers would try to recover these costs from customers.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels, and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future Fair value of the Plan's assets but it is possible, without significant recovery of the Plan's assets, that Consumers will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the Plan's Actuary in the Fourth Quarter of each year.

In January 2002, Consumers contributed $62 million to the Pension Plan. This amount was for $47 million of pension related benefits and $15 million of post retirement health care and life insurance benefits. In June 2002, Consumers made an additional contribution, in the amount of $21 million, for post retirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, Consumers announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with employees.

Consumers also provides retirement benefits under a defined contribution 401(k) plan. Consumers currently offers an employer's contribution match of 50 percent of the employee's contribution up to six percent (three percent

                                                       Consumers Energy Company


maximum), as well as an incentive match in years when Consumers financial performance exceeds expectations. Effective September 1, 2002, the employer's match will be suspended until January 1, 2005, and the incentive match will be eliminated permanently. Amounts charged to expense for the employer's match and incentive match during 2001 were $20 million and $8 million, respectively.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Consumers is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Consumers believes there will be no impact on its financial statements upon adoption of the standard.

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The risk committee's role is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

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

                                                       Consumers Energy Company



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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of June 30, 2002 and 2001, Consumers had outstanding $935 million and $995 million of variable-rate debt, respectively. At June 30, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable rate debt would be $2 million and $4 million, respectively. As of June 30 2002 and 2001, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million and $225 million, respectively. These swaps exchange variable-rate interest payment obligations for fixed-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of June 30, 2002 and 2001, Consumers had outstanding long-term fixed-rate debt, including fixed-rate swaps, of $2.652 billion and $2.283 billion, respectively, with a fair value of $2.603 billion and $2.456 billion, respectively. As of June 30, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $137 million and $124 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: Consumers enters into electric call options, gas fuel for generation call options and swap contracts, and gas supply contracts containing embedded put options for purposes other than trading. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options are used to purchase reasonably priced gas supply.

                                                       Consumers Energy Company

As of June 30, 2002 and 2001, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $13 million and $33 million, respectively. At June 30, 2002 and 2001, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $3 million and $6 million, respectively. As of June 30, 2002 and 2001, Consumers had an asset of $35 million and $122 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of June 30, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded put options was $2 million. At June 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At June 30, 2002 and 2001, a hypothetical 10 percent adverse change in market price would have resulted in a $5 million and $10 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

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

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors of Consumers, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements for the year ending December 31, 2002. Consumers previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young has hired some of Arthur Andersen's Detroit office employees, including some of the former auditors from the Consumers' audit engagement team.

As a result of certain financial reporting issues surrounding "round trip" trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 cannot be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited financial statements of Consumers for the applicable years. Arthur Andersen's reports on Consumers' consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion. Nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, Consumers and Arthur Andersen did not disagree on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. If Arthur Andersen and Consumers had disagreed on these matters and they were not resolved to Arthur Andersen's satisfaction, Arthur Andersen would have noted this in its report on Consumers' consolidated financial statements.

During Consumers' two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, Consumers did not consult with Ernst and Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the "round trip" trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers for these years. None of Consumers' former auditors now employed by Ernst & Young are involved in the re-audit of CMS Energy's consolidated financial statements.

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs of public companies to make certain certifications relating to the financial statements included in public filings. Consumers has not filed the certification required by the Sarbanes-Oxley Act of 2002 relating to the financial statements included in this Form 10-Q for the period ended June 30, 2002 because the 2000 and 2001 financial statements of CMS Energy, the parent of Consumers, need to be restated and re-audited.

The restatement and re-audit are primarily the result of reported revenues and expenses for "round trip" trades and related balance sheet adjustments. The restatement cannot be completed until a special investigative committee of CMS Energy's Board of Directors completes its investigation of "round trip" trading and related issues and CMS Energy's newly appointed independent public accountants, Ernst & Young LLP completes a re-audit of CMS Energy's 2000 and 2001 financial statements and their reviews of the current quarterly and semi-annual statements for these years. Therefore, Consumers' CEO and CFO are not be able to make the statements required by the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q for the period ended June 30, 2002.

                                                       Consumers Energy Company









                      (This page intentionally left blank)

                                                       Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------        ----------------------
JUNE 30                                            2002           2001           2002           2001
                                                 -------        -------        -------        -------
                                                                    In Millions
OPERATING REVENUE
  Electric                                       $   631        $   624        $ 1,240        $ 1,289
  Gas                                                252            239            868            779
  Other                                               44             10             55             24
                                                 -------        -------        -------        -------
                                                     927            873          2,163          2,092
                                                 -------        -------        -------        -------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      71             77            138            148
    Purchased power - related parties                133            126            273            244
    Purchased and interchange power                   72            102            133            214
    Cost of gas sold                                 113            112            508            430
    Cost of gas sold - related parties                31             29             62             60
    Other                                            165            159            305            300
                                                 -------        -------        -------        -------
                                                     585            605          1,419          1,396
  Maintenance                                         48             50             98            106
  Depreciation, depletion and amortization            71             67            179            171
  General taxes                                       44             43            101             98
                                                 -------        -------        -------        -------
                                                     748            765          1,797          1,771
                                                 -------        -------        -------        -------
PRETAX OPERATING INCOME (LOSS)
  Electric                                           116             83            231            218
  Gas                                                 20             17             83             82
  Other                                               43              8             52             21
                                                 -------        -------        -------        -------
                                                     179            108            366            321
                                                 -------        -------        -------        -------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates               1              2              2              4
  Accretion expense                                   (2)            (2)            (5)            (4)
  Other, net                                          37              1             37              2
                                                 -------        -------        -------        -------
                                                      36              1             34              2
                                                 -------        -------        -------        -------
INTEREST CHARGES
  Interest on long-term debt                          37             37             70             76
  Other interest                                       2             12             11             20
  Capitalized interest                                (3)            (2)            (5)            (4)
                                                 -------        -------        -------        -------
                                                      36             47             76             92
                                                 -------        -------        -------        -------

NET INCOME BEFORE INCOME TAXES                       179             62            324            231
INCOME TAXES                                          55             19            108             81
                                                 -------        -------        -------        -------

NET INCOME                                           124             43            216            150
PREFERRED STOCK DIVIDENDS                             --             --              1              1
PREFERRED SECURITIES DISTRIBUTIONS                    11             10             22             18
                                                 -------        -------        -------        -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER       $   113        $    33        $   193        $   131
                                                 =======        =======        =======        =======



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        SIX MONTHS ENDED
                                                                                       ------------------
JUNE 30                                                                                 2002         2001
                                                                                       -----        -----
                                                                                          In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $ 216        $ 150
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                    179          171
        Gain on sale of METC and reactor head                                            (38)          --
        Deferred income taxes and investment tax credit                                   13           29
        Capital lease and other amortization                                               8           14
        Undistributed earnings of related parties                                        (53)         (23)
        Changes in assets and liabilities
            Decrease (increase) in inventories                                           128          (95)
            Decrease (increase) in accounts receivable and accrued revenue                61          200
            Increase (decrease) in accounts payable                                      (64)          24
            Regulatory obligation - gas customer choice                                   (6)         (16)
            Changes in other assets and liabilities                                       (8)         (75)
                                                                                       -----        -----
          Net cash provided by operating activities                                      436          379
                                                                                       -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                     (273)        (345)
  Cost to retire property, net                                                           (31)         (55)
  Investment in Electric Restructuring Implementation Plan                                (5)          (6)
  Investments in nuclear decommissioning trust funds                                      (3)          (3)
  Proceeds from nuclear decommissioning trust funds                                       12           14
  Proceeds from sale of METC and reactor head                                            293           --
                                                                                       -----        -----
          Net cash used in investing activities                                           (7)        (395)
                                                                                       -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                          (372)          (1)
  Increase (decrease) in notes payable, net                                             (161)          17
  Payment of common stock dividends                                                     (154)         (96)
  Redemption of preferred securities                                                     (30)          --
  Preferred securities distributions                                                     (22)         (18)
  Payment of capital lease obligations                                                    (7)         (13)
  Payment of preferred stock dividends                                                    (1)          (1)
  Proceeds from preferred securities                                                      --          121
  Proceeds from CMS cash infusion                                                         50           --
  Proceeds from senior notes and bank loans                                              304           --
                                                                                       -----        -----
          Net cash used in financing activities                                         (393)           9
                                                                                       -----        -----

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                            36           (7)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                  16           21
                                                                                       -----        -----
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                     $  52        $  14
                                                                                       =====        =====

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                           $  31        $  76
  Income taxes paid (net of refunds)                                                      22           36
  Pension and OPEB cash contribution                                                      83           72
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                              $  --        $  12
  Other assets placed under capital leases                                                48           10
                                                                                       =====        =====

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              JUNE 30                         JUNE 30
                                                                      2002        DECEMBER 31         2001
                                                                  (UNAUDITED)         2001         (UNAUDITED)
                                                                  -----------     -----------      -----------
                                                                                 In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                          $ 7,396         $ 7,661         $ 7,482
  Gas                                                                 2,651           2,593           2,539
  Other                                                                  54              23              17
                                                                    -------         -------         -------
                                                                     10,101          10,277          10,038
  Less accumulated depreciation, depletion and amortization           5,822           5,934           5,847
                                                                    -------         -------         -------
                                                                      4,279           4,343           4,191
  Construction work-in-progress                                         443             464             344
                                                                    -------         -------         -------
                                                                      4,722           4,807           4,535
                                                                    -------         -------         -------

INVESTMENTS
  Stock of affiliates                                                    28              59              76
  First Midland Limited Partnership                                     261             253             253
  Midland Cogeneration Venture Limited Partnership                      359             300             295
                                                                    -------         -------         -------
                                                                        648             612             624
                                                                    -------         -------         -------

CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                            52              16              14
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                       76             125              74
  Accounts receivable - related parties                                  14              17              63
  Inventories at average cost
    Gas in underground storage                                          431             569             359
    Materials and supplies                                               67              69              71
    Generating plant fuel stock                                          57              52              48
  Prepaid property taxes                                                 99             144             101
  Regulatory assets                                                      19              19              19
  Other                                                                   9              14               5
                                                                    -------         -------         -------
                                                                        824           1,025             754
                                                                    -------         -------         -------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                709             717             710
    Postretirement benefits                                             197             209             220
    Abandoned Midland Project                                            11              12              12
    Other                                                               173             167              91
  Nuclear decommissioning trust funds                                   555             581             594
  Other                                                                 149             176             315
                                                                    -------         -------         -------
                                                                      1,794           1,862           1,942
                                                                    -------         -------         -------
TOTAL ASSETS                                                        $ 7,988         $ 8,306         $ 7,855
                                                                    =======         =======         =======

                                                       Consumers Energy Company


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                JUNE 30                         JUNE 30
                                                                         2002          DECEMBER 31        2001
                                                                      (UNAUDITED)          2001         (UNAUDITED)
                                                                      -----------      -----------      -----------
                                                                                      In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                        $   841          $   841         $   841
    Paid-in capital                                                         682              632             646
    Revaluation capital                                                      (5)               4              16
    Retained earnings since December 31, 1992                               412              373             541
                                                                        -------          -------         -------
                                                                          1,930            1,850           2,044
  Preferred stock                                                            44               44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries(a)                                                      490              520             520
  Long-term debt                                                          2,441            2,472           2,098
  Non-current portion of capital leases                                      95               56              51
                                                                        -------          -------         -------
                                                                          5,000            4,942           4,757
                                                                        -------          -------         -------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                      225              257             251
  Notes payable                                                             255              416             328
  Notes payable- CMS Energy                                                  --               --              92
  Accounts payable                                                          218              291             274
  Accrued taxes                                                             214              219             179
  Accounts payable - related parties                                         86               80              71
  Deferred income taxes                                                      18               12              20
  Other                                                                     263              260             263
                                                                        -------          -------         -------
                                                                          1,279            1,535           1,478
                                                                        -------          -------         -------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                     719              747             704
  Postretirement benefits                                                   233              279             307
  Regulatory liabilities for income taxes, net                              276              276             264
  Power purchase agreement - MCV Partnership                                160              169              50
  Deferred investment tax credit                                             94              102             106
  Other                                                                     227              256             189
                                                                        -------          -------         -------
                                                                          1,709            1,829           1,620
                                                                        -------          -------         -------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $ 7,988          $ 8,306         $ 7,855
                                                                        =======          =======         =======

(a) See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   ----------------------        ----------------------
JUNE 30                                                             2002            2001           2002           2001
                                                                   -------        -------        -------        -------
                                                                                 In Millions
COMMON STOCK
  At beginning and end of period(a)                                $   841        $   841        $   841        $   841
                                                                   -------        -------        -------        -------

OTHER PAID-IN CAPITAL
  At beginning and end of period                                       782            646            632            646
  Stockholder's contribution                                            --             --            150             --
  Return of Stockholder's contribution                                (100)            --           (100)            --
                                                                   -------        -------        -------        -------
    At end of Period                                                   682            646            682            646
                                                                   -------        -------        -------        -------

REVALUATION CAPITAL
  Investments
    At beginning of period                                              16             28             16             33
    Unrealized gain (loss) on investments(b)                           (18)            (2)           (18)            (7)
                                                                   -------        -------        -------        -------
    At end of period                                                    (2)            26             (2)            26

  Derivative Instruments
    At beginning of period(c)                                           (4)             1            (12)            21
    Unrealized gain (loss) on derivative instruments(b)                 --            (11)             5            (24)
    Reclassification adjustments included in net income(b)               1             --              4             (7)
                                                                   -------        -------        -------        -------
    At end of period                                                    (3)           (10)            (3)           (10)
                                                                   -------        -------        -------        -------

RETAINED EARNINGS
  At beginning of period                                               399            538            373            506
  Net income                                                           124             43            216            150
  Cash dividends declared - Common Stock                              (100)           (30)          (154)           (96)
  Cash dividends declared - Preferred Stock                             --             --             (1)            (1)
  Preferred securities distributions                                   (11)           (10)           (22)           (18)
                                                                   -------        -------        -------        -------
    At end of period                                                   412            541            412            541
                                                                   -------        -------        -------        -------

TOTAL COMMON STOCKHOLDER'S EQUITY                                  $ 1,930        $ 2,044        $ 1,930        $ 2,044
                                                                   =======        =======        =======        =======

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b) Disclosure of Comprehensive Income:
    Revaluation capital
      Investments
        Unrealized gain (loss) on investments, net of tax of
          $10, $1, $10 and $4, respectively                        $   (18)       $    (2)       $   (18)       $    (7)
      Derivative Instruments
        Unrealized gain (loss) on derivative instruments,
          net of tax of $-, $6 , $3 and $13, respectively               --             (11)            5            (24)
        Reclassification adjustments included in net income,
          net of tax of $1, $-, $2  and $4 , respectively                1              --             4             (7)

    Net income                                                         124             43            216            150
                                                                   -------        -------        -------        -------
    Total Comprehensive Income                                     $   107        $    30        $   207        $   112
                                                                   =======        =======        =======        =======

(c) Six Months Ended 2001 is the cumulative effect of change in accounting principle, net of $(11) tax (Note 1)

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


These interim Consolidated Financial Statements have not been reviewed by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. Consumers expects that this review will occur upon completion of the re-audit of the restated CMS Energy Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000.

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers Form 10-K for the year ended December 31, 2001. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers prepared the financial statements in conformity with accounting principles generally accepted in the United States that include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a twenty percent but less than a majority ownership interest and includes these results in operating income.

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2001 Form 10-K. Consumers' management has changed its evaluation of the performance of the electric and gas segments from pretax operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. The net income available to common stockholder by reportable segment is as follows:

                                                       Consumers Energy Company


                                                           In Millions
                                                         Six Months Ended
                                                      --------------------
June 30                                               2002             2001
-------                                               ----            ----
Net income available to common stockholder
  Electric                                            $133            $ 93
  Gas                                                   32              29
  Other                                                 28               9
                                                      ----            ----
Total Consolidated                                    $193            $131
                                                      ====            ====

UTILITY REGULATION: Consumers accounts for the effects of regulation based on SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of June 30, 2002, Consumers had a net investment in electric supply facilities of $1.413 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The risk committee's role is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Consumers enters into all risk management contracts for purposes other than trading. Contracts to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133.

For further discussion see "Implementation of New Accounting Standards" below,
Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Consumers adopted SFAS No. 133 on January 1, 2001. This standard requires Consumers to recognize at fair value all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. Any ineffective portion of all hedges is recognized in earnings.

                                                       Consumers Energy Company


Consumers believes that the majority of its contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No. 133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

Consumers believes that its electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, ($32 million, pretax) cumulative effect adjustment as an unrealized gain increasing accumulated other comprehensive income. Based on the pretax initial transition adjustment of $32 million recorded in accumulated other comprehensive income on January 1, 2001, Consumers reclassified to earnings $12 million as a reduction to the cost of gas; $1 million as a reduction to the cost of power supply; $2 million as an increase in interest expense; and $8 million as an increase in other revenue for the twelve months ended December 31, 2001. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, decreasing other comprehensive income. As of December 31, 2001, there were no amounts remaining in accumulated other comprehensive income related to the initial transition adjustment.

On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers did not record these contracts on the balance sheet at fair value, but instead accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment, as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of electric call option contracts.

As of June 30, 2002, Consumers recorded a total of $1 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

DERIVATIVE IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued final guidance for DIG Statement No. C16, which was effective April 1, 2002. Consumers has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts.

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

                                                       Consumers Energy Company


of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals.

ACCOUNTING FOR HEADQUARTERS BUILDING LEASE: In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building lease expires in June 2003. The new office building lessor has committed to fund up to $70 million for construction of the building, which is due to be completed during March 2003. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults which consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which could trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease effective for the second quarter of 2002. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet reflects a capital lease asset and an offsetting non-current liability equivalent to as of June 30, 2002, the cost of construction at that date of $33 million.

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan if the state does not comply with the 1998 regulations. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with this plan. Rules are expected to be promulgated and submitted to EPA by late summer or early fall 2002. These regulations will require Consumers to make significant capital expenditures estimated to be $680 million, calculated in year 2002 dollars. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of June 2002, Consumers has incurred $344 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2006. At some point after 2006, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Based on existing legislation, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

These and other required environmental expenditures, if not recovered in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act,

                                                       Consumers Energy Company



Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act, as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. On July 23, 2002 Consumers received an order approving the plan to achieve the increased transmission capacity from the MPSC. Once the increased transmission capacity projects identified in the plan are completed, verification of completion must be sent to the MPSC. At this point, Consumers is deemed to be in compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers.

                                                       Consumers Energy Company



SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization results in lower interest costs and a longer amortization period for the securitized assets, which would offset the majority of the impact of the required residential rate reduction (approximately $22 million in 2000 and $49 million annually thereafter). The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $12 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to buy back $164 million of its common stock from its parent, CMS Energy. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers long-term debt. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charges are remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization was deferred for the approved regulatory assets being securitized, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging utilities to transfer operating control of their electric transmission facilities to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission facilities for sale rather than own and invest in an asset that it cannot control. In May 2002, Consumers sold its electric transmission facilities for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by such affiliates when the transaction was

                                                       Consumers Energy Company


discussed internally and negotiated with purchasers. Consumers anticipates that after selling its transmission facilities, its after-tax earnings will increase by approximately $17 million in 2002 due to the recognition of a $26 million one time gain on the sale of transmission assets. In 2003, Consumers anticipates after-tax earnings will decrease by $15 million. This decrease results from the loss of revenue from wholesale and retail open access customers who would buy services directly from MTH, including the loss of a return on the sold transmission assets.

Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2004, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

In the past, when IPPs connected to transmission systems, they paid a fee that transmission companies used to offset capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. In order to promote electric generation competition, the FERC recently ordered that the system upgrade portion of the fee be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. METC recorded a $30 million liability for IPP refunds. Subsequently, MTH assumed this liability as part of its purchase of the transmission facilities.

In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the transmission facilities sale or transfer without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights. In August 2001, the parties reached two settlements. The Michigan circuit court approved the settlements and they were amended in February 2002 to assure that closing could occur if all closing conditions were satisfied. The circuit court retained jurisdiction over the matter and has since dismissed the lawsuit.

On July 31, 2002, FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment for 75 days from its date of publication in the federal register on August 1, 2002. Consumers is currently studying the effects of the proposed rulemaking.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides additional power supply above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of July 2002, alternative electric suppliers are providing 386 MW of generation supply to customers.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity

                                                       Consumers Energy Company


during the months of June through September. As of June 30, 2002, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated summer 2002 reserve margin requirement and partially covering the estimated reserve margin requirements for summers 2003 through 2007. Consumers has recorded an asset of $35 million for these call options, of which $5 million pertains to 2002. The total estimated cost of these electricity call option contracts for summer 2002 is approximately $12 million.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, and would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between: (a) the revenue required to cover costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. The MPSC staff and Energy Michigan filed appeals with the MPSC regarding the inclusion of certain Clean Air Act-related investment and other costs in Consumers' "net" stranded cost filing. In July 2002, the MPSC granted the MPSC staff its appeal. As a result, Consumers revised and supplemented its "net" Stranded Costs filing by excluding all costs associated with the Clean Air Act and resubmitting the filing to the MPSC. After the exclusion of the Clean Air Act costs, the revised Stranded Cost amounts are $11 million and $8 million for 2000 and 2001, respectively, and an estimated $76 million for 2002. On August 9, 2002 the MPSC Staff and other intervenors filed their position regarding 2000 and 2001 Stranded Cost. The Staff recommended that the Commission find that Consumers had Stranded Costs of $5.1M and $2.8M for 2000 and 2001, respectively. Other parties contended that Consumers had stranded benefits in 2000 and 2001 and made various suggestions on how those benefits should be treated. In a separate filing, Consumers requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                       Consumers Energy Company


                                                                    In Millions
                                          ----------------------------------------------------------------
Year Filed        Year Incurred           Requested          Pending           Allowed          Disallowed
----------        -------------           ---------          -------           -------          ----------
1999               1997 & 1998               $20               $--               $15                $ 5
2000                      1999                30                --                25                  5
2001                      2000                25                25                --                 --
2002                      2001                 8                 8                --                 --
                   ===========              ====              ====              ====               ====

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 1999, the MPSC also reserved the right review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. Consumers expects to receive in 2002, a final order for 2001 implementation costs. In addition to the amounts shown, as of June 2002, Consumers incurred and deferred as a regulatory asset, $5 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired and Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision recommending lower OATT rates that was largely upheld by the FERC in March 2002 which requires Consumers to refund, with interest, over-collections for past services as measured by FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates then existing OATT rates. In April 2002, FERC issued a decision largely affirming the initial decision but increasing the recommended rate of return. A compliance proceeding is being held at FERC to determine Consumers' refund responsibility. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

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

                                                       Consumers Energy Company


Summarized Statements of Income for CMS Midland and CMS Holdings


                                          In Millions
                                       Six Months Ended
                                     ----------------------
June 30                              2002              2001
-------                              ----              ----
Pretax operating income               $53               $21
Income taxes and other                 18                 7
                                      ---               ---
Net income                            $35               $14
                                      ===               ===

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms only require Consumers to pay the MCV Partnership capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors, including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increases in the expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At June 30, 2002 and 2001, the remaining present value of the estimated future PPA liability associated with the loss totaled $173 million and $64 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                                                               In Millions
                                                            ----------------------------------------------------
                                                            2002       2003         2004        2005        2006
                                                            ----       ----         ----        ----        ----
Estimated cash underrecoveries at 98.5%, net of tax         $38         $37         $36         $36         $36
                                                            ===         ===         ===         ===         ===

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court

                                                       Consumers Energy Company


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

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2002, Consumers has a recorded liability to the DOE of $137 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

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

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. The next step will be for the DOE to submit an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of one fire protection smoke detector location finding with low safety significance, the NRC classified all inspection findings as having very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of June 30, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

                                                       Consumers Energy Company


In December 2000, the NRC issued an amendment revising the operating license for Palisades to extend its expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

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

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $460 million, $430 million, and $450 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

                                                        Consumers Energy Company


DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, Consumers reclassified to earnings, $2 million, net of tax, as part of the cost of power supply. Consumers expects to reclassify the remainder to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of June 30, 2002, Consumers recorded on the balance sheet all of its purchased electric call option contracts subject to derivative accounting, at a fair value of $2 million.

Consumers believes that its electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of June 30, 2002, a gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at June 30, 2002. These contracts expire in December 2002.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at the remaining sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this

                                                       Consumers Energy Company


type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of June 30, 2002, Consumers has an accrued liability of $53 million, (net of $29 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

GAS RATE MATTERS

GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled sales customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting an annual $105 million distribution service rate increase. The MPSC staff supported an annual increase of $30 million, with an 11 percent return on equity. The ALJ, in the Proposal for Decision issued June 3, 2002, recommended an annual rate increase of $32 million, with a return on equity of 11 percent. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing a 7.6 percent increase in the typical residential customer's average monthly bill.

                                                       Consumers Energy Company


OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $190 million, $205 million, and $230 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts to meet its regulatory obligation to provide gas to its customers as the lowest possible prudent cost. Some of these contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133. As of June 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $2 million, representing a fair value gain on the contract since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in the same manner. These contracts expire in October 2002.

OTHER UNCERTAINTIES

SEC Investigation: CMS Energy's Board of Directors has established a special committee of independent directors to investigate matters surrounding "round trip" trading and has retained outside counsel to assist in the investigation. The committee expects to complete its investigation and report its findings to the Board of Directors by the end of third quarter 2002. In addition, CMS Energy is cooperating with the SEC investigation regarding round trip trades and the Company's financial statements, accounting policies and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission and FERC regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New
York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters.

Restatement: Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of "round trip" energy trades and form a special committee of its Board of Directors to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financials for the periods being restated cannot be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited statements of Consumers for the applicable years. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's current situation and the work of the special committee, they would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. CMS Energy had previously announced that it would no longer use Arthur Andersen for its independent audit work and in May 2002, CMS Energy appointed Ernst & Young to audit the financial statements for the year ending December 31, 2002. Ernst & Young is currently auditing CMS Energy's restated consolidated financial statements, which includes audit work at Consumers for each of the fiscal years ended December 31, 2001 and December 31, 2000, and is expected to release its opinion upon the completion of its audit procedures and the special committee's investigation.

CLASS ACTION LAWSUITS: Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See
Exhibit 99(d) for a case names, dates instituted and principal parties) All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Mr. Joos is named as defendant in all but two of the suits, and Consumers Energy and Ms. Pallas are named as defendants on certain of the suits. Counsel to CMS has obtained an extension of the time to respond to these claims until mid-September. Prior to that date the cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the Plan's assets but it is possible, without significant recovery of the Plan's assets, that Consumers will have to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the Plan's Actuary in the fourth quarter of each year.

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

3: SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At June 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $520 million of long-term securities for general corporate purposes and $200 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

SHORT-TERM FINANCINGS: At June 30, 2002 Consumers had an unsecured $300 million credit facility that matured in July 2002 and unsecured lines of credit aggregating $45 million. These facilities were available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 2002, a total of $255 million was outstanding at a weighted average interest rate of 2.6 percent, compared with $328 million outstanding at June 30, 2001, at a weighted average interest rate of 4.6 percent.

Consumers currently has in place a $325 million trade receivables sale program. At June 30, 2002 and 2001, receivables sold under the program totaled $311 million and $299 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivable Funding, LLC. This consolidated subsidiary was established to sell accounts receivable to an unrelated third party.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is proported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements and uncertain future access to the capital markets. Consumers actual ability to access the capital markets in the future on a timely basis will depend on the successful and timely resolution of the board committee investigation and the successful and timely conclusion of the re-audit of 2000 and 2001 financial statements.

As a result of certain of these downgrades, several commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is working cooperatively with those suppliers to find mutually satisfactory arrangements but there can be no assurance that all such arrangements will be completed.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003, with a one-year extension anticipated at Consumers' option. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002 as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers first mortgage bonds.

Consumers $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points (although the rate may fluctuate depending on the rating of Consumers first mortgage bonds) and the interest rate on the $300 million term loan is LIBOR plus 300 basis points. Consumers bank and legal fees associated with the facilities were $5.6 million.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:


Required Ratio                                  Limitation                        Ratio at June 30, 2002
                                          --------------------------              ----------------------
Debt to Capital Ratio                     Not more than 0.65 to 1.00                   0.51 to 1.00
Interest Coverage Ratio                   Not less than 2.0 to 1.0                     2.6 to 1.0
                                          ==========================              ======================

Also pursuant to restrictive covenants in the new credit facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers has declared and paid $154 million in common dividend through June 2002.

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



Trust and Securities                                           Amount Outstanding
                                                                   In Millions                           Earliest
June 30                                                     --------------------------                  Redemption
                                                    Rate     2002       2001       2000     Maturity       Year
                                                    ----     ----       ----       ----     --------   ------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities             8.36%    $ 70       $100       $100       2015         2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities             8.20%     120        120        120       2027         2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities             9.25%     175        175        175       2029         2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                        9.00%     125        125         --       2031         2006
                                                             ----       ----       ----
Total                                                        $490       $520       $395
                                                             ====       ====       ====

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $272 million of unrestricted retained earnings available to pay common dividends at June 30, 2002.

DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. As of June 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable rate debt. This swap will expire in June 2003. As of June 30, 2002, this interest rate swap had a negative fair value of $2 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swaps are settled on a monthly basis. As of June 30, 2001, Consumers had entered into swaps to fix the interest rate on $225 million of variable rate debt. The swaps expired at varying times from June through December 2001. As of June 30, 2001, these interest rate swaps had a negative fair value of $4 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt, issued in March 2002. In June 2002, this swap was terminated and resulted in a $9 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

                                                       Consumers Energy Company






                      (This page intentionally left blank)

                                            PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Panhandle, a subsidiary of CMS Energy, a holding company, is primarily engaged in the interstate transportation and storage of natural gas. Panhandle also owns an interest in an LNG regasification plant and related facilities. The rates and conditions for service of interstate natural gas transmission and storage operations of Panhandle as well as the LNG operations are subject to the rules and regulations of the FERC.

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

                                            PANHANDLE EASTERN PIPE LINE COMPANY



RESULTS OF OPERATIONS

PANHANDLE CONSOLIDATED EARNINGS:

                                                    In Millions
                                        ----------------------------------------
June 30                                 2002            2001            Change
                                        ----            ----         -----------
Three months ended                      $ 13            $ 11            $  2
Six months ended                        $ 38            $ 48            $(10)
                                        ====            ====            ====


                                                           In Millions
                                                 ----------------------------------
                                                 Three Months          Six Months
                                                 Ended June 30        Ended June 30
Reasons for the change:                          2002 Vs 2001          2002 Vs 2001
-----------------------                          ------------         -------------
Reservation revenue                                   $ (3)               $ (3)
LNG terminalling revenue                               (21)                (49)
Commodity revenue                                        1                  (5)
Other revenue                                            7                   6
Operation and maintenance                                8                  13
Depreciation and amortization                            4                   8
General taxes                                           --                   2
Other income, net                                        1                   1
Interest charges                                         5                   9
Income taxes                                            (1)                  7
Extraordinary item                                       1                   1
                                                      ----                ----
Total change                                          $  2                $(10)
                                                      ====                ====

RESERVATION REVENUE: For the three and six month periods ended June 30, 2002, reservation revenue decreased $3 million due to lower average rates on capacity sold, continuing a trend.

LNG TERMINALLING REVENUE: In May 2001, Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract for the existing uncommitted long-term capacity at the company's facility. The 22-year contract, in conjunction with new rates which became effective January 2002 (see Note 2, Regulatory Matters), along with significantly lower natural gas prices in the first half of 2002 compared to the first half of 2001, resulted in reduced revenues for Trunkline LNG from 2001 levels. In December 2001, Panhandle completed a $320 million monetization of the Trunkline LNG business which involved a new joint venture, LNG Holdings (see Off Balance Sheet Arrangements). The joint venture transaction results in a reduced share of Trunkline LNG's income and distributions being received by Panhandle due to such amounts being after interest expense on debt of the joint venture as well as a reduced equity ownership in the project. Panhandle uses the Hypothetical Liquidation at Book Value method of equity income measurement for its investment in LNG Holdings, the unconsolidated

                                            PANHANDLE EASTERN PIPE LINE COMPANY


joint venture which owns 100 percent of Trunkline LNG. Using this approach, equity income is generally recordable by Panhandle only to the extent cash distributions are made by LNG Holdings. Such distributions began in April 2002 and the resulting equity income is reflected in the Consolidated Statements of Income as Other revenue, whereas in 2001 LNG revenues were fully consolidated.

COMMODITY REVENUE: For the six months ended June 30, 2002, commodity revenue decreased $5 million primarily due to decreased natural gas transportation volumes delivered for the first half of 2002 compared to the first half of 2001. Volumes decreased 8 percent from the first six months of 2001 primarily due to an unseasonably warm winter in the Midwest market area in early 2002.

OTHER REVENUE: Other revenue for the three month and six month periods ended June 30, 2002 increased $7 million and $6 million, respectively. The increase was primarily due to equity earnings of $8 million in the second quarter of 2002 related to Panhandle's investment in LNG Holdings (see LNG Terminalling Revenue section of this MD&A). Prior to the monetization of Trunkline LNG in December 2001, revenues from LNG activities were consolidated and reflected in LNG terminalling revenue. The increases were partially offset by equity losses of $2 million and $3 million, respectively, in the three and six month periods of 2002 related to the Centennial Pipeline equity investment due to startup operating issues. Other revenue for the six months ended June 30, 2002 also includes a non-recurring gain of $4 million in the first quarter of 2002 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2, Regulatory Matters), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

OPERATION AND MAINTENANCE: Operation and maintenance expenses were reduced by $8 million and $13 million in the second quarter and first half of 2002, respectively, partially due to Trunkline LNG expenses which are zero in 2002 since Trunkline LNG is no longer consolidated with Panhandle (see Off Balance Sheet Arrangements section of this MD&A). Trunkline LNG operations and maintenance expenses for the three month and six month periods ended June 30, 2001 were $1 million and $4 million, respectively. Additionally, Panhandle operating expenses were lower for the three and six months ended June 30, 2002 due to lower fuel costs and a $3 million lower of cost or market adjustment to the company's current system gas inventory recorded in 2001. Panhandle expenses for the first six months of 2002 were also reduced by a non-recurring adjustment in the first quarter of 2002 of $3 million for lower final incentive plan payouts approved in 2002 for 2001 awards.

DEPRECIATION AND AMORTIZATION: For the three month and six month periods ended June 30, 2002 amortization expense was reduced by $4 million and $8 million, respectively, primarily due to adoption of SFAS No. 142. However, Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No.142, which indicates a potential significant impairment of Panhandle's goodwill exists as of January 1, 2002 under the new standard. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Per SFAS No. 142 requirements, the actual impairment is determined in a second step involving a detailed valuation of all assets and liabilities, the results of which will be reflected as the cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is being performed utilizing an independent appraiser and is expected to be completed in the third quarter of 2002. The results will be announced after completion and review by the company. For further information, see Note 1, Corporate Structure and Basis of Presentation - Implementation of New Accounting Standards and Note 3, Goodwill Impairment.

INTEREST CHARGES: Interest Charges were reduced by $5 million and $9 million in the second quarter and first half of 2002, respectively, primarily due to $249 million of net reductions of long-term debt principal in December 2001, April 2002 and May 2002 and due to favorable swap interest rates. In March 2002, Panhandle executed a fixed to floating interest rate swap with notional amounts totaling $175 million related to existing notes. The swaps were entered into to take advantage of lower short-term interest rates which reduces interest expense on the Consolidated Income Statement. In June 2002, Panhandle unwound the swaps to monetize an increase in the market value of the fixed to floating rate position. The resulting cash gain of approximately $3 million will be amortized to income over the remaining term

                                            PANHANDLE EASTERN PIPE LINE COMPANY



of the hedged debt instrument. For further discussion of Panhandle's long-term debt and guarantees, see Note 6, Debt Rating Downgrades.

INCOME TAXES: Income taxes increased $1 million and decreased $7 million in the second quarter and first half of 2002, as compared to the same periods of 2001, due to corresponding changes in pre-tax income.

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with generally accepted accounting principles requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below are the accounting policies and assumptions that Panhandle believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

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

OFF BALANCE SHEET ARRANGEMENTS

In December 2001, Panhandle entered into a joint venture transaction involving LNG Holdings, which now owns 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. The joint venture then raised $30 million from the issuance of equity to Dekatherm Investor Trust and then $290 million from bank loans. The net proceeds were distributed to Panhandle Eastern Pipe Line, with $75 million of the proceeds coming in the form of a loan. While earnings are divided pursuant to a sharing formula, LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset acquisitions or dispositions, and appointment of officers.

The LNG Holdings transaction monetized the value of Trunkline LNG and the value created by a 22- year contract with BG LNG Services, which began in January 2002, for the existing uncommitted long-term capacity at the facility. Due to the commitment by Panhandle to reinvest the proceeds in the joint venture to finance the LNG expansion project, the $183 million of proceeds received by Panhandle in excess of Panhandle's book basis in Trunkline LNG was not recognized as a gain, but instead was recorded as a deferred credit on Panhandle's balance sheet. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and

                                            PANHANDLE EASTERN PIPE LINE COMPANY


subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture. For further discussion, see Note 5, Commitments and Contingencies and Note 6, Debt Rating Downgrades.

ACCOUNTING FOR RETIREMENT BENEFITS

Panhandle uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions; including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For further information, see Outlook - Retirement Benefit Costs section of this MD&A.

RELATED PARTY TRANSACTIONS

Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers, CMS MS&T and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143, which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the related asset's useful life. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

                                            PANHANDLE EASTERN PIPE LINE COMPANY


SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. These provisions are effective for financial statements issued on or after May 15, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

For a discussion of new accounting standards effective January 1, 2002, see Note 1, Corporate Structure and Basis of Presentation.

LIQUIDITY

CMS ENERGY FINANCIAL CONDITION

In July of 2002, the credit ratings of the publicly traded securities of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities is largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the "round trip" trading related investigations and lawsuits, the special board committee investigation, financial statement restatement and re-audit (see Change in Auditors section of this MD&A), and access to the capital markets.

As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below. Additionally, one of the issuers of a joint and several surety bond in the approximate amount of $190 million supporting a CMS MS&T gas supply contract has demanded collateral for up to the full amount of the bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. A second issuer of surety bonds aggregating approximately $113 million in support of two other CMS MS&T gas supply contracts also has a right to request collateral for up to the full amounts of such bonds, and certain parties involved in those gas supply contracts have the right to seek replacement surety bonds due to the ratings downgrade of the current surety bond issuer.

CMS Energy is working with its contractual parties to find mutually satisfactory arrangements, but there can be no assurance of reaching such arrangements.

PANHANDLE FINANCIAL CONDITION

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy (see discussion in the CMS Energy Financial Condition section above). On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ based on similar concerns. On July 16, 2002, S&P also lowered

                                            PANHANDLE EASTERN PIPE LINE COMPANY



its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with these downgrades, Panhandle's debt is below investment grade which will increase operating and financing costs going forward. Panhandle's senior unsecured note provisions are not directly impacted by debt rating reductions, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At
June 30, 2002, Panhandle was in compliance with all covenants.

In December 2001, $75 million of the proceeds from the Trunkline LNG monetization transaction came to Panhandle in the form of notes payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, upon the request of the unaffiliated equity partner, can be required to pay on demand the remaining principal and accrued interest at any time while such downgrades exist. No such demand has been made to date. At June 30, 2002, Panhandle's remaining balance on the $75 million note payable to LNG Holdings was $69 million.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. Panhandle has 30 business days, until August 27, 2002, to provide such credit support. If Panhandle does not provide such credit support, the other partners would have 30 business days to provide such credit support or the debt would become due and payable with premiums due. Partners providing such credit support could charge fees to Panhandle during any period for which such credit support is provided. In the interim, credit fees have been assessed based on a rate specified by the lender and applied to Panhandle's share of the outstanding debt balance of Guardian and Centennial.

Panhandle is working with its contractual parties with respect to these ratings downgrades to find mutually satisfactory arrangements, but there can be no assurance of reaching such arrangements.

At June 30, 2002, the Note receivable - CMS Capital balance was $290 million. Due to CMS Energy's financial condition as described above, the liquidity of this note is adversely affected and proceeds may not be immediately available upon demand by Panhandle.

OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also has a significant ownership interest in the nation's largest operating LNG receiving terminal and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle also has a one-third interest in Guardian Pipeline, L.L.C., which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC which operates a 720-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002.


In April 2001, FERC approved Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 2, Regulatory Matters.

In October 2001, Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. On July 31, 2002, the FERC issued its Environmental Assessment of the expansion project with comments due to be filed in thirty days. The application for a certificate of public convenience and necessity of the expansion is pending the FERC action. The expanded facility could be in operation as early as 2005

                                            PANHANDLE EASTERN PIPE LINE COMPANY



although various factors may delay the in-service date. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable or by capital markets or other funding.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. The plant would be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. As currently planned, it will have a send out capacity of approximately 1 bcf per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the region. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project, but is expected to participate as the LNG plant operator and will also provide technical support during the development of the project which is currently estimated to commence commercial operations in 2007. However, Panhandle has retained an option to participate as an equity partner in the project at a later date.

CMS Energy is exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The units to be considered for sale include Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these separate efforts are being discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses, and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers; 5) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 6) the impact of any future rate cases or FERC actions or orders, for any of Panhandle's regulated operations; 7) current initiatives for additional federal rules and legislation regarding pipeline safety; 8) capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues; 9) market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture; 10) increased security and insurance costs as a result of the September 11, 2001 terrorist attack in the United States; it is not certain what these cost levels will be or to what extent these additional costs will be recoverable through Panhandle's rates; 11) the impact of CMS Energy and its subsidiaries' financial condition and ratings downgrades on Panhandle's liquidity and costs of operating, including Panhandle's reduced ability to draw on the CMS Capital loan and current limited access to capital markets; 12) actual amount of goodwill impairment and related impact on earnings and balance sheet which could negatively impact Panhandle's borrowing capacity; and 13) the effects of changing regulatory and accounting related matters resulting from current events. For further information about uncertainties, see Note 5, Commitments and Contingencies.

                                            PANHANDLE EASTERN PIPE LINE COMPANY



OTHER MATTERS

CUSTOMER CONCENTRATION

During the first six months of 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 16 percent of Panhandle's consolidated revenues and sales to subsidiaries of CMS Energy accounted for 13 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top ten customers accounted for 62 percent of revenues during the first six months of 2002.

RETIREMENT BENEFIT COSTS

Panhandle, through its parent CMS Energy, provides post retirement benefits under its Pension Plan, and post retirement health and life insurance benefits under its OPEB plan to substantially all its employees, and benefits to certain management employees under its SERP. Pension, OPEB and SERP plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market which has affected the value of the pension assets. As a result, Panhandle expects to see an increase in pension and postretirement benefit expense levels over the next few years unless market performance improves significantly. Panhandle anticipates pension and postretirement benefit expense to rise in 2002 by approximately $500 thousand and $2 million, respectively, over 2001 expenses based on actuarial studies, with pension expense likely to increase further in 2003. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For postretirement benefit expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Panhandle cannot predict the impact that interest rates or market returns will have on pension and postretirement benefit expense in the future, nor whether actual health care costs will actually be limited to the projected levels.

Through June 2002, Panhandle contributed $7 million to the Pension Trust and a total of $4 million to the 401 (h) segment of the Pension Trust and VEBA Trust to cover postretirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, CMS Energy announced several changes to the Health Care Plan in which Panhandle participates. These changes are effective January 1, 2003. The most significant change is that Panhandle's future increases in healthcare costs will be shared with employees.

Panhandle also provides retirement benefits under a defined contribution 401(k) plan. Panhandle currently offers a contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when performance exceeds expectations. Effective September 1, 2002, Panhandle will suspend the employer's match until January 1, 2005, and eliminate the incentive match permanently which were originally projected to be approximately $2 million and $1 million, respectively for the full plan year 2002.

                                            PANHANDLE EASTERN PIPE LINE COMPANY



ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. For further information, see Note 5, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised State Implementation Plans (SIPS) for 22 states, including five states in which Panhandle operates. For further information, see
Note 5, Commitments and Contingencies - Environmental Matters. In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

CHANGE IN AUDITORS

On April 22, 2002, the Board of Directors of CMS Energy, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Panhandle financial statements for the year ending December 31, 2002. Panhandle previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, CMS Energy's Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young has hired some of Arthur Andersen's Detroit office employees, some of whom are former auditors from the CMS Energy audit engagement team.

As a result of certain financial reporting issues surrounding "round trip" trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financials for the fiscal years ended December 31, 2001 and December 31, 2000 cannot be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited statements of Panhandle for the applicable years. Arthur Andersen's reports on Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion. Nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, and through the date of their opinion for the quarter ended March 31, 2002, Panhandle and Arthur Andersen did not disagree on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. If Arthur Andersen and Panhandle had disagreed on these matters and they were not resolved to Arthur

                                            PANHANDLE EASTERN PIPE LINE COMPANY



Andersen's satisfaction, Arthur Andersen would have noted this in its report on Panhandle's consolidated financial statements.

During Panhandle's two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, Panhandle did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the "round trip" trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's, consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Panhandle for these years. None of CMS Energy's former auditors, now employed by Ernst & Young are involved in the re-audit of CMS Energy's consolidated financial statements.

CEO AND CFO CERTIFICATIONS

The CEO and Principal Financial Officer of Panhandle could not make the statements required by the Sarbanes-Oxley Act of 2002 with respect to the Form 10-Q for the period ended June 30, 2002. Panhandle's auditor, Ernst & Young has initiated review of the financial statements in the 10-Q, but cannot complete that review until the re-audit work on CMS Energy for the years 2000 and 2001, which includes audit work at Panhandle, has been completed.

                                            PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (IN MILLIONS)



                                                            Three Months                   Six Months
                                                            Ended June 30,                Ended June 30,
                                                         --------------------          --------------------
                                                          2002          2001           2002            2001
                                                         -----          -----          -----          -----
OPERATING REVENUE
       Transportation and storage of natural gas         $  90          $  92          $ 204          $ 212
       LNG terminalling revenue                             --             21             --             49
       Other                                                 9              2             15              9
                                                         -----          -----          -----          -----
          Total operating revenue                           99            115            219            270
                                                         -----          -----          -----          -----
OPERATING EXPENSES
       Operation and maintenance                            47             55             92            105
       Depreciation and amortization                        12             16             25             33
       General taxes                                         6              6             12             14
                                                         -----          -----          -----          -----
          Total operating expenses                          65             77            129            152
                                                         -----          -----          -----          -----

PRETAX OPERATING INCOME                                     34             38             90            118

OTHER INCOME, NET                                            3              2              5              4

INTEREST CHARGES
       Interest on long-term debt                           18             22             35             43
       Other interest                                       (2)            (1)            (2)            (1)
                                                         -----          -----          -----          -----
          Total interest charges                            16             21             33             42


NET INCOME BEFORE INCOME TAXES                              21             19             62             80

INCOME TAXES                                                 9              8             25             32
                                                         -----          -----          -----          -----

NET INCOME BEFORE EXTRAORDINARY ITEM                        12             11             37             48

EXTRAORDINARY GAIN, NET OF TAX                               1             --              1             --

CONSOLIDATED NET INCOME                                     13             11             38             48
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

                                            PANHANDLE EASTERN PIPE LINE COMPANY



                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                                   Six Months
                                                                                 Ended June 30,
                                                                              --------------------
                                                                              2002            2001
                                                                              -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  38          $  48
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               25             33
     Deferred income taxes                                                       39             36
     Changes in current assets and liabilities                                  (16)           (48)
     Other, net                                                                  (4)            (2)
                                                                              -----          -----
         Net cash provided by operating activities                               82             67
                                                                              -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                        (39)           (30)
     Retirements and other                                                       (3)            --
                                                                              -----          -----
         Net cash used in investing activities                                  (42)           (30)
                                                                              -----          -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution from parent                                                    --            150
     Net (increase)/decrease in current note receivable - CMS Capital            57           (148)
     Net decrease in non-current note receivable - CMS Capital                   76             --
     Long-term debt retirements                                                (131)            --
     Dividends paid                                                             (27)           (39)
                                                                              -----          -----
         Net cash used in financing activities                                  (25)           (37)
                                                                              -----          -----

     Net Increase in Cash and Temporary Cash Investments                         15             --

     CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                    --             --
                                                                              -----          -----
     CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                       $  15          $  --
                                                                              =====          =====

OTHER CASH FLOW ACTIVITIES WERE:
     Interest paid (net of amounts capitalized)                               $  38          $  42
     Income taxes paid (net of refunds)                                           2              7


   The accompanying condensed notes are an integral part of these statements.

                                            PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                        June 30,
                                                                                          2002              December 31,
                                                                                       (Unaudited)              2001
                                                                                       -----------          ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                                 $1,683               $1,675
     Less accumulated depreciation and amortization                                          167                  142
                                                                                          ------               ------
         Sub-total                                                                         1,516                1,533
     Construction work-in-progress                                                            40                   24
                                                                                          ------               ------
         Net property, plant and equipment                                                 1,556                1,557
                                                                                          ------               ------

INVESTMENTS IN AFFILIATES                                                                     71                   66
                                                                                          ------               ------

CURRENT ASSETS
     Cash and temporary cash investments at cost, which approximates market                   15                   --
     Accounts receivable, less allowances of $4 and $3 as of June 30, 2002
         and December 31, 2001, respectively                                                  63                  114
     Gas imbalances - receivable                                                              22                   26
     System gas and operating supplies                                                        88                   55
     Deferred income taxes                                                                     6                    7
     Note receivable - CMS Capital                                                            29                   86
     Other                                                                                    25                   24
                                                                                          ------               ------
         Total current assets                                                                248                  312
                                                                                          ------               ------

NON-CURRENT ASSETS
     Goodwill, net                                                                           700                  700
     Note receivable - CMS Capital                                                           261                  337
     Debt issuance cost                                                                        5                    8
     Other                                                                                    28                   30
                                                                                          ------               ------
         Total non-current assets                                                            994                1,075
                                                                                          ------               ------

     TOTAL ASSETS                                                                         $2,869               $3,010
                                                                                          ======               ======


   The accompanying condensed notes are an integral part of these statements.

                                            PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                       June 30,
                                                                                         2002          December 31,
                                                                                      (Unaudited)           2001
                                                                                      -----------      ------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
     Common stockholder's equity
       Common stock, no par, 1,000 shares authorized, issued and outstanding            $     1            $     1
       Paid-in capital                                                                    1,286              1,286
       Retained earnings                                                                      6                 (5)
                                                                                        -------            -------
         Total common stockholder's equity                                                1,293              1,282
     Long-term debt                                                                         939              1,082
                                                                                        -------            -------
         Total capitalization                                                             2,232              2,364
                                                                                        -------            -------

CURRENT LIABILITIES
     Accounts payable                                                                        15                 22
     Current portion of long-term debt                                                       11                 --
     Gas imbalances - payable                                                                87                 64
     Accrued taxes                                                                           12                  8
     Accrued interest                                                                        23                 26
     Accrued liabilities                                                                     17                 35
     Other                                                                                   34                 40
                                                                                        -------            -------
         Total current liabilities                                                          199                195
                                                                                        -------            -------

NON-CURRENT LIABILITIES
     Deferred income taxes                                                                  177                185
     Deferred commitments                                                                   178                183
     Other                                                                                   83                 83
                                                                                        -------            -------
         Total non-current liabilities                                                      438                451
                                                                                        -------            -------
     TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                  $ 2,869            $ 3,010
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

                                            PANHANDLE EASTERN PIPE LINE COMPANY



                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (Unaudited)
                                  (In millions)



                                               Six Months            Six Months
                                             Ended June 30,         Ended June 30,
                                                 2002                    2001
                                             --------------         --------------
COMMON STOCK
At beginning and end of period                  $     1                $     1
                                                -------                -------
OTHER PAID-IN CAPITAL
At beginning of period                            1,286                  1,127
Contribution from parent                             --                    150
                                                -------                -------
          At end of period                        1,286                  1,277
                                                -------                -------

RETAINED EARNINGS
At beginning of period                               (5)                    (6)
Net income                                           38                     48
Common stock dividends                              (27)                   (39)
                                                -------                -------
          At end of period                            6                      3
                                                -------                -------

TOTAL COMMON STOCKHOLDER'S EQUITY               $ 1,293                $ 1,281
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

                                            PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The review of these interim Consolidated Financial Statements has not been completed by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. Panhandle expects that this review will occur upon completion of the re-audit of the restated CMS Energy Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 and the completion of the special committee's investigation currently in progress (see
Note 5, Commitments and Contingencies -- SEC investigation and Restatement).

These interim Consolidated Financial Statements have been prepared by Panhandle in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements contained within should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Panhandle's Form 10-K for the year ended December 31, 2001. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1. CORPORATE STRUCTURE AND BASIS OF PRESENTATION

Panhandle Eastern Pipe Line is a wholly owned subsidiary of CMS Gas Transmission. Panhandle Eastern Pipe Line was incorporated in Delaware in 1929. Panhandle is engaged primarily in interstate transportation and storage of natural gas, and through equity investments is also engaged in LNG terminalling and interstate liquids transportation, and is subject to the rules and regulations of the FERC.

In December 2001, Panhandle completed a $320 million off-balance sheet monetization transaction of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The joint venture transaction resulted in LNG Holdings owning 100 percent of Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The joint venture (including its $287 million of long-term debt at June 30, 2002) is not consolidated with Panhandle, reflecting Panhandle's lack of control of the new entity.

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

                                            PANHANDLE EASTERN PIPE LINE COMPANY


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

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the fair value of the net assets of acquired companies and was amortized using the straight-line method, over a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. In accordance with the new standard, the first step of testing for potential goodwill impairment under the new standard was completed in the second quarter of 2002 which indicates a potentially significant impairment of Panhandle's goodwill exists as of January 1, 2002 (see Note 3, Goodwill Impairment). Pursuant to SFAS No. 142 requirements, the actual impairment, when determined upon completion of the second step of the test, will be reflected as the cumulative effect of an accounting change, as a restatement of first quarter 2002 results. The required valuation work is being performed by an independent appraiser and is expected to be completed in the third quarter of 2002.

For purposes of comparison, the following table presents what net income would have been in the three month and six month periods ended June 30, 2002 and 2001 had there been no amortization of goodwill recorded in those periods.


                                                                IN MILLIONS
                                           -------------------------------------------------------
                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           ---------------------             ---------------------
JUNE 30                                    2002             2001             2002             2001
                                           ----             ----             ----             ----
Reported Net Income                        $ 13             $ 11             $ 38             $ 48

Add back: Goodwill amortization              --                5               --               10
Tax effect
                                             --               (2)              --               (4)
                                           ----             ----             ----             ----
Adjusted Net Income                        $ 13             $ 14             $ 38             $ 54
                                           ====             ====             ====             ====

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 requires that those long-lived assets be measured at the lower of either the carrying amount or the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, has resulted in Panhandle accounting for impairments or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals. The new rule significantly changes the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on Panhandle's consolidated results of operations or financial position.

                                            PANHANDLE EASTERN PIPE LINE COMPANY


2. REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered the pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At June 30, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

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

In December 2001, Trunkline LNG, now partially owned by Panhandle, filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. Storage capacity will also be expanded to 9 billion cubic feet, from its current capacity of 6.3 billion cubic feet. On July 31, 2002, the FERC issued its Environmental Assessment of the expansion project, with comments due to be filed in thirty days. The application for a certificate of public convenience and necessity of the expansion is still pending the action. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by repayment by CMS Capital to Panhandle on its outstanding note receivable or by a capital market or other funding.

Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002 the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002 FERC issued an order approving the settlement, with modifications. Trunkline's compliance filing and any requests for rehearing are expected to be filed in August 2002.

                                            PANHANDLE EASTERN PIPE LINE COMPANY



3. GOODWILL IMPAIRMENT

Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No. 142, which indicates a potentially significant impairment of Panhandle's goodwill exists as of January 1, 2002 under the new standard. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and expected to be completed in the third quarter of 2002 and results will be announced after completion and review by the company.

4. RELATED PARTY TRANSACTIONS

                                                                        IN MILLIONS
                                                    --------------------------------------------------
                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    -------------------           --------------------
JUNE 30                                             2002           2001           2002            2001
-------                                             ----           ----           ----            ----
Transportation and storage of natural gas            $16            $14            $29            $27

LNG terminalling revenue                              --             11             --             20

Other revenues                                         6             --              5              4
Operation and maintenance
                                                      11             10             23             21

Other income                                           2              2              4              4

Panhandle has a number of significant transactions with related parties. Revenue generating transactions, primarily for the transportation of natural gas for Consumers, CMS MS&T and the MCV Partnership, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital.

Other revenue for the three month and six month periods ended June 30, 2002 includes equity earnings of $8 million in the second quarter of 2002 related to Panhandle's investment in LNG Holdings. Prior to the monetization of Trunkline LNG in December 2001, income from this business was reflected in LNG terminalling revenue. The increases were partially offset by equity losses related to the Centennial Pipeline of $2 million and $3 million, respectively, in the three and six month periods of 2002.

In the three months and six months ended June 30, 2002 and 2001, Other income includes $2 million and $4 million, respectively, of interest income on the note receivable from CMS Capital.

                                            PANHANDLE EASTERN PIPE LINE COMPANY



A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:


                                                 IN MILLIONS
                                           --------------------------
                                           JUNE 30,      DECEMBER 31,
                                             2002            2001
                                           --------      ------------
Note receivable - CMS Capital                $290            $423
Accounts receivable                            26              61
Accounts payable                                4               7
Accrued liabilities                             3               2
Current portion of long-term debt              11              --
Long-term debt                                 58              75
Deferred income taxes                          45              --
Deferred commitments                          178             183


At June 30, 2002, Note receivable - CMS Capital represented a $290 million note that bore interest at the 30-day commercial paper interest rate, $29 million of which is shown as current based on estimated draws during the next twelve months. During April and May 2002, $124 million of the note receivable with CMS Capital was utilized to pay a portion of Panhandle's long-term debt. Due to CMS Energy's financial condition, the liquidity of this note is adversely affected and proceeds may not be immediately available upon demand by Panhandle.

Accounts receivable includes $19 million of tax related receivables from CMS Energy due in November 2002. Deferred taxes include $45 million of tax losses generated by Panhandle which have not been utilized by CMS Energy and are not expected to be utilized within the next twelve months. Due to CMS Energy's financial condition, the liquidity of these receivables is adversely affected and funds may not be available to Panhandle when amounts are due. Deferred commitments represents proceeds received by Panhandle from the LNG monetization transaction which are committed to be reinvested in the LNG Holdings expansion project filed with FERC by Trunkline LNG in December 2001.

5. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including interest costs capitalized, to be $124 million in 2002, $78 million in 2003 and $102 million in 2004. These amounts include expenditures associated with an LNG terminal expansion which was filed with FERC in December 2001 by Trunkline LNG. The expansion expenditures (excluding capitalized interest), estimated at $11 million in 2002, $5 million in 2003 and $30 million in 2004, are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, sourced by repayments from CMS Capital on the outstanding note receivable (see Note 5, Related Party Transactions). Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations, repayment of loans to CMS Capital and contributions from the parent.

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

                                            PANHANDLE EASTERN PIPE LINE COMPANY



ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants in compressed air systems containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Panhandle expects these clean-up programs to continue for many years and has estimated its share of remaining clean-up costs not indemnified by Duke Energy to be approximately $18 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

The Illinois EPA included Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, in a cleanup of former waste oil disposal sites in Illinois. Prior to a partial cleanup by the EPA, a preliminary study estimated the cleanup costs at one of the sites to be between $5 million and $15 million. The State of Illinois contends that Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle expects this clean-up to continue for many years and has estimated its share of remaining clean-up costs to be approximately $3 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

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

SEC Investigation: CMS Energy's Board of Directors has established a special committee of independent directors to investigate matters surrounding "round trip" trading and has retained outside counsel to assist in the investigation. The committee expects to complete its investigation and report its findings to the Board of Directors by the end of third quarter 2002. In addition, CMS Energy is cooperating with the SEC investigation regarding the round trip trades and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission and FERC regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters.

Restatement: Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of "round trip" energy trades and form a special committee of its Board of Directors to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financials for the periods being restated cannot be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited statements of Panhandle Eastern Pipe Line Company for the applicable years. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's current situation and the work of the special committee, they would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. CMS Energy had previously announced that it would no longer use Arthur Andersen for its independent audit work and in May 2002, CMS Energy appointed Ernst & Young to audit the financial statements for the year ending December 31, 2002. Ernst & Young is currently auditing CMS Energy's restated consolidated financial statements, which includes audit work at Panhandle for each of the fiscal years ended December 31, 2001 and December 31, 2000, and is expected to release its opinion upon the completion of its audit procedures and the special committee's investigation. The unavailability of audit opinions, reviews and comfort letters severely limits Panhandle's access to capital markets.

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

                                            PANHANDLE EASTERN PIPE LINE COMPANY


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

Panhandle has a note payable to LNG Holdings, which now is callable due to the lowering of Panhandle's debt ratings (See Note 6, Debt Rating Downgrades). At June 30, 2002 Panhandle's remaining balance on the original $75 million note payable was $69 million.

Panhandle owns a one-third interest in Centennial along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. In May 2001, in conjunction with the Centennial Pipeline project which began commercial service in April 2002, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Centennial lender has assessed credit fees and is requiring additional credit support from Panhandle by August 27, 2002. For further information, see Note 6, Debt Rating Downgrades.

Panhandle owns a one-third interest in Guardian along with Viking Gas Transmission and WICOR. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in November 2002. The guaranty will be released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender has assessed credit fees and is requiring additional credit support from Panhandle by August 27, 2002. For further information, see Note 6, Debt Rating Downgrades.

Panhandle has a deferred state tax asset attributable to temporary differences reflecting state tax loss carryforwards of $11 million as of June 30, 2002. These carryforwards expire after 15 years, and their application for reduction of future taxes is dependent on Panhandle's taxable income in 2013 and beyond when these assets begin to expire. The possibility exists that this deferred tax asset may not being fully realized, and a valuation allowance may be required at some point in the future.

6. DEBT RATING DOWNGRADES

On June 11, 2002 Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002 Fitch Ratings, Inc lowered its rating on these notes from BBB to BB+ based on similar concerns. On July 16, 2002 S&P also lowered its rating on these notes from BBB-to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading

                                            PANHANDLE EASTERN PIPE LINE COMPANY


investigations and lawsuits, the special board committee investigation, financial statement restatement and re-audit, and access to the capital markets.

Panhandle, as a result of the ratings downgrade by both Moody's and S&P to below investment grade levels, upon the request of the equity partner, can be required to pay the balance of the demand loan owed LNG Holdings including the remaining principal and accrued interest at any time such downgrades exist. No such demand has been made to date. At June 30, 2002, Panhandle's remaining balance on the note payable to LNG Holdings was $69 million.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, following the debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of these construction loans, which aggregate $110 million including anticipated future draws. Panhandle has 30 business days, until August 27, 2002, to provide such credit support. If Panhandle does not provide such credit support, the other partners would have 30 business days to provide such credit support or the debt would become due and payable with premiums due. Partners providing such credit support can charge certain fees to Panhandle during any period for which such credit support is provided. In the interim, credit fees have been assessed based on a rate specified by the lender and applied to Panhandle's share of the outstanding debt balance of Guardian and Centennial.

Panhandle is working with its contracted parties with respect to these ratings downgrades, to find mutually satisfying arrangements, but there can be no assurance of reaching such arrangements.

Panhandle's senior unsecured notes are not impacted by the debt rating downgrades, but are subject to other requirements such as the maintenance of certain fixed charge coverage ratios and leverage ratios, limitations on liens, and restrictions from certain payments. At June 30, 2002, Panhandle was in compliance with all covenants.

7. SYSTEM GAS

Panhandle classifies its current system gas at lower of cost or market. Amounts for system gas, reflected in System gas and operating supplies on the consolidated balance sheet, are $77 million and $45 million at an average of $3.52 and $2.50 per dekatherm at June 30, 2002 and December 31, 2001, respectively. Panhandle classifies its non-current system gas in Other non-current assets and it is recorded at cost of $8 million and $18 million at June 30, 2002 and December 31, 2001, respectively.

8. SUBSEQUENT EVENT

CMS Energy is exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The units to be considered for sale include Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these efforts are being discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses, and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 2 - Uncertainties for CMS Energy and Consumers, and Note 4 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

SEC/COMMODITY FUTURE TRADING COMMISSION/DEPARTMENT OF JUSTICE/
FERC INVESTIGATION

CMS Energy has received both informal letters and subpoenas from the SEC, Commodity Futures Trading Commission, and the U.S. Attorneys Offices in the Southern District of New York and the Southern District of Texas and FERC requesting information and documentation related to "round trip" trades at CMS Energy. By order dated July 1, 2002, the SEC commenced a formal private investigation of CMS's financial statements, accounting practices and controls. The scope of the investigation has broadened to include all marketing and trading by all CMS Energy companies. We have made several submissions of requested information to SEC, Commodity Futures Trading Commission, Departments of Justice and FERC and production of additional information is ongoing. It is expected that these investigations will continue, and expand to include testimony to be given to the agencies and/or grand juries, for several months before any conclusion would be made, or a formal charge or action would be taken against CMS Energy or any individual, by any of these agencies. Several current and former officers and employees of CMS Energy companies have engaged their own counsel to defend them in connection with the administrative and criminal investigation, any related litigation and any shareholder litigation in which they are or may be named as a defendant. We are working with our insurers to obtain coverage for the expenses and possibly the final settlement or judgment with respect to these investigations.

SHAREHOLDER CLASS ACTION LAWSUITS
Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See Exhibit 99(d) for a case names, dates instituted and principal parties) All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Mr. Joos is named as defendant in all but two of the suits, and Consumers Energy and Ms. Pallas are named as defendants on certain of the suits. Counsel to CMS has obtained an extension of the time to respond to these claims until mid-September. Prior to that date the cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions.


DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS
The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS common stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS officers and directors in connection with round-trip trading at CMS, and (ii) to recover damages sustained by CMS as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS and its subsidiaries. The Board has until November 18, 2002 to determine whether it will pursue such claims. If the Board elects not to do so, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS.


EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLAIMS
On July 11, 2002 and July 18, 2002, Rodger Schilling and Karen Potter, two Consumers Energy employees, filed separate alleged class action lawsuits on behalf of the participants and beneficiaries of the CMS Employees' Savings and Incentive Plan in the United States District Court for the Eastern District of Michigan. CMS Energy, Consumers Energy and CMS MS&T are defendants in one action, and CMS Energy, Consumers Energy, and other alleged fiduciaries are defendants in the other. In connection with round-trip trades, the complaints allege retirement account losses resulting from breaches of the fiduciary obligations by the fiduciaries of the Plan. The complaints allege various counts arising under the Employee Retirement Income Security Act.

AMERICAN HOME ASSURANCE COMPANY
American Home Assurance Company ("AHA") is one of the issuers of a joint and several surety bond with a remaining surety amount of approximately $190 million supporting a CMS MST gas supply contract. AHA has demanded that CMS Enterprises and CMS MST post acceptable collateral for the remaining surety amount, and on August 9, 2002, AHA filed a lawsuit against CMS Enterprises and CMS MST in the United States District Court for the Eastern District of Michigan. In its lawsuit, AHA is seeking to require CMS Enterprises and CMS MST to post acceptable collateral and to enjoin CMS Enterprises and CMS MST from disposing of or transferring any corporate assets outside the ordinary course of business until AHA's claim is fully adjudicated. CMS Enterprises and CMS MST intend to vigorously contest AHA's request for injunctive relief but continue to work with AHA to find mutually satisfying arrangements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS CMS ENERGY
CORPORATION

At the CMS Energy Annual Meeting of Shareholders held on May 24, 2002, the shareholders ratified the appointment of Ernst & Young LLP as independent auditors of CMS Energy for the year ended December 31, 2002. The vote was 103,043,984 shares in favor and 3,520,760 against, with 7,443,971 abstaining. The CMS Energy shareholders also elected all eleven nominees for the office of director. The votes for individual nominees were as follows:

CMS ENERGY CORPORATION

   Number of Votes:                For              Against          Total
   -----------------------------------------------------------------------

   William T. McCormick, Jr.    108,082,379        5,926,336      114,008,715
   John M. Deutch               110,202,328        3,806,387      114,008,715
   James J. Duderstadt          110,345,903        3,662,812      114,008,715
   Kathleen R. Flaherty         110,844,552        3,164,163      114,008,715
   Earl D. Holton               100,776,119        3,232,596      114,008,715
   David W. Joos                110,919,904        3,088,811      114,008,715
   William U. Parfet            110,370,489        3,638,226      114,008,715
   Percy A. Pierre              110,338,693        3,670,022      114,008,715
   Kenneth L. Way               110,837,721        3,170,994      114,008,715
   Kenneth Whipple              110,776,017        3,232,698      114,008,715
   John B. Yasinsky             110,376,992        3,631,723      114,008,715

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 24, 2002 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of re-electing the above-named individuals as directors of Consumers and in favor of ratifying the appointment of Ernst & Young LLP as independent auditors of Consumers for the year ended December 31, 2002. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.


ITEM 5.  OTHER INFORMATION

In order for a shareholder to submit a proposal for a vote at the CMS Energy 2003 Annual Meeting, the shareholder must assure that CMS Energy receives the proposal on or before March 6, 2003. CMS Energy will not include shareholder's proposals in the CMS Energy's proxy statement. The shareholder must address the proposal to: Mr. Michael VanHemert, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. If the shareholder fails to submit the proposal on or before March 6, 2003, then management may use its discretionary voting authority to decide if it will submit the proposal to vote when the shareholder raises the proposal at the CMS Energy 2003 Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      LIST OF EXHIBITS

(10)(a) Acknowledgement of Resignation between Tamela W. Pallas and CMS Energy Corporation

(10)(b) Employment, Separation and General Release Agreement between William T. McCormick and CMS Energy Corporation

(10)(c) Resignation and General Release Agreement between Alan M. Wright and CMS Energy Corporation

(12) CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges


(99)(a) CMS Energy Corporation's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

(99)(b) Consumers Energy Company's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

(99)(c) Panhandle Eastern Pipe Line Corporation's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

99(d)    Shareholder Class Action Lawsuits Summary

99(e) Statement Under Oath of Chief Executive Officer of CMS Energy Corporation Regarding Facts and Circumstances Relating to Exchange Act Filings

99(f) Statement Under Oath of Chief Financial Officer of CMS Energy Corporation Regarding Facts and Circumstances Relating to Exchange Act Filings

(b)      REPORTS ON FORM 8-K

CMS ENERGY

During 1st Quarter 2002, CMS Energy filed reports of Form 8-K on May 29, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and pursuant to ITEM 5. OTHER EVENTS and on June 11, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

During 1st Quarter 2002, Consumers filed reports of Form 8-K on May 29, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and pursuant to ITEM 5. OTHER EVENTS and on June 11, 2002 covering matters pursuant to

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.


PANHANDLE
During 1st Quarter 2002, Panhandle filed reports of Form 8-K on June 11, 2002 covering matters pursuant to ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT and on July 30, 2002 and August 8, 2002 covering matters pursuant to
ITEM 5. OTHER EVENTS.

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


                                                   CMS ENERGY CORPORATION
                                        ---------------------------------------
                                                       (Registrant)


Dated: August 14, 2002                  By:          /s/ A.M. Wright
                                           -------------------------------------
                                                        Alan M. Wright
                                                    Executive Vice President,
                                                  Chief Financial Officer and
                                                 Chief Administrative Officer



                                                  CONSUMERS ENERGY COMPANY
                                        ----------------------------------------
                                                       (Registrant)


Dated: August 14, 2002                  By:          /s/ A.M. Wright
                                           -------------------------------------
                                                        Alan M. Wright
                                                    Executive Vice President,
                                                  Chief Financial Officer and
                                                 Chief Administrative Officer



                                           PANHANDLE EASTERN PIPE LINE COMPANY
                                        ----------------------------------------
                                                       (Registrant)


Dated: August 14, 2002                  By:          /s/ C.A. Helms
                                           -------------------------------------
                                                   Christopher A. Helms
                                           President and Chief Executive Officer

================================================================================






                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             CMS ENERGY CORPORATION,

                            CONSUMERS ENERGY COMPANY

                                       AND

                       PANHANDLE EASTERN PIPE LINE COMPANY


                                    FORM 10-Q

                                    EXHIBITS



                        FOR QUARTER ENDED JUNE 30, 2002





================================================================================

                                 EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------


(10)(a) Acknowledgement of Resignation between Tamela W. Pallas and CMS Energy Corporation

(10)(b) Employment, Separation and General Release Agreement between William T. McCormick and CMS Energy Corporation

(10)(c) Resignation and General Release Agreement between Alan M. Wright and CMS Energy Corporation

(12) CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges


(99)(a) CMS Energy Corporation's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

(99)(b) Consumers Energy Company's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

(99)(c) Panhandle Eastern Pipe Line Corporation's Letter regarding Section 906 of the Sarbanes-Oxley Act of 2002

99(d)    Shareholder Class Action Lawsuits Summary

99(e) Statement Under Oath of Chief Executive Officer of CMS Energy Corporation Regarding Facts and Circumstances Relating to Exchange Act Filings

99(f) Statement Under Oath of Chief Financial Officer of CMS Energy Corporation Regarding Facts and Circumstances Relating to Exchange Act Filings

(b)      REPORTS ON FORM 8-K