Form 10-Q
period 2002-09-30
CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO; CONSUMERS ENERGY CO
filed 2002-11-15
CIK 811156, 76063, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
------------------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X* No
                                                   ---     ---

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 2002:

CMS ENERGY CORPORATION:

  CMS ENERGY Common Stock, $.01 par value                                 144,086,749
  CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy    84,108,789
  PANHANDLE EASTERN PIPE LINE COMPANY, no par value,
    indirectly privately held by CMS Energy                                     1,000

================================================================================

* While this Form 10-Q has been filed on the specified due date, it does not contain the certification required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14. The Securities and Exchange Commission thus will not consider this Form 10-Q to be timely.

                                Explanatory Note

Pending Restatement

As a result of certain events previously disclosed regarding round-trip trading, CMS Energy has engaged Ernst & Young to re-audit its financial statements for the fiscal years ended December 31, 2001 and 2000. During the course of the re-audit, in consultation with its new auditors, CMS Energy has determined that certain adjustments discussed below (unrelated to the round-trip trades) by CMS Energy, Consumers, and Panhandle to their consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are required. At the time it adopted the accounting treatments for the items, CMS Energy believed that such treatments were appropriate under generally accepted accounting principles, and Arthur Andersen concurred. CMS Energy has now determined it will adopt different accounting for certain transactions, upon the recommendation of Ernst & Young, as discussed below. As a result, following completion of the re-audit, CMS Energy, Consumers and Panhandle intend to file an amended Form 10-K for the fiscal year ended December 31, 2001. In addition, CMS Energy, Consumers and Panhandle will file amended Form 10-Qs for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 following completion of Ernst & Young's review of the interim financial statements for these periods. As a result of these reviews and re-audits, there may be revisions to the financial statements contained in the above-referenced reports, including this Form 10-Q, which are in addition to the known revisions described below, some of which could be material. CMS Energy has advised the staff of the SEC about the pending restatements. CMS Energy is working with Ernst & Young to resolve these issues and expects it will file all restated results by the end of January 2003.

The following table sets forth the estimated effects of the restatement based on CMS Energy's knowledge to date:

NET INCOME IMPACT (MILLIONS)
Increase (Decrease)

                                                                            2000                2001
     MCV Partnership PPA Reserve                                              --                $110
     DIG Charge Reversal                                                      --                 130
     CMS MST Changes/Reconciliations                                         $43                (112)
                                                                            ----               -----
         TOTAL                                                               $43                $128

ADDITIONS TO CONSOLIDATED DEBT (MILLIONS)

                                                                            2000               2001
     LNG Business                                                           $  0               $215
     Methanol Plant                                                          125                125
                                                                            ----               ----
           TOTAL                                                            $125               $340


The principal accounting restatement items include:

- A change in the accounting treatment for reserves associated with Consumers' PPA with the MCV Partnership. This change in accounting is expected to result in a $110 million increase to net income in 2001 for CMS Energy and Consumers. However, a determination as to the preferred accounting method has not yet been completed and these adjustments are subject to change;

- Reversing a 2001 charge associated with the DIG complex. This is expected to result in an increase to net income of $130 million in 2001 for CMS Energy;

- Changes to mark-to-market accounting and account reconciliations at CMS MST. These are expected to result in an increase of $43 million in net income for 2000 and a net charge of $112 million in 2001. This reconciliation has not yet been completed and these adjustments are subject to change for CMS Energy;

- A change in the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business which was described in CMS Energy's and Panhandle's 2001 Annual Report on Form 10-K. This will result in an additional $215 million of debt on CMS Energy's and Panhandle's consolidated balance sheet in 2001; and

- A change in the accounting treatment for CMS Energy's financing of its methanol plant previously disclosed in CMS Energy's 1999 Annual Report on Form 10-K. This change will result in an increase in both debt and equity of $125 million each to CMS Energy's 2000 and 2001 financial statements. This debt was retired in January 2002.

Additional details of these transactions will be available in the amended quarterly and annual reports to be filed upon completion of the re-audit and in the restatements. See the "Round-Trip Trades" and "Change in Auditors and Pending Restatements" sections of this Form 10-Q's MD&A and Condensed Notes to the Consolidated Financial Statements for further discussion of these matters.

THE ACCOUNTING CONSEQUENCES OF THE RESTATEMENT ITEMS REFERENCED ABOVE ARE NOT REFLECTED IN THE FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-Q, OTHER THAN IN THE "CHANGE IN AUDITORS AND PENDING RESTATEMENTS" SECTION OF CMS ENERGY'S MD&A. ALL STATEMENTS IN THIS FORM 10-Q ARE QUALIFIED BY REFERENCE TO THIS EXPLANATORY NOTE.

Certifications; Financial Review

As a result of the fact that the re-audit has not been completed and CMS Energy, Consumers and Panhandle are not in a position to restate their financial statements at this time, this Form 10-Q is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rule 13(a)-14 of the Securities Exchange Act of 1934, as amended. These certifications will be filed by amendment to this Form 10-Q upon completion of the re-audit and the restatement of the financial statements contained in this Form 10-Q.

This quarterly report includes financial statements which have not been reviewed by an independent accountant under Rule 10-01(d) of Regulation S-X. We expect that Ernst & Young will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following its re-audit of our historical financial statements for the two-year period ended December 31, 2001.

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Glossary..................................................................................................     6

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors..................................................... CMS-1
          Round-Trip Trades............................................................................... CMS-2
          Change in Auditors and Pending Restatement...................................................... CMS-3
          Other Matters................................................................................... CMS-8
          Results of Operations........................................................................... CMS-9
          Critical Accounting Policies.................................................................... CMS-16
          Capital Resources and Liquidity................................................................. CMS-23
          Market Risk Information......................................................................... CMS-29
          Outlook......................................................................................... CMS-31
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CMS-43
          Consolidated Statements of Cash Flows........................................................... CMS-44
          Consolidated Balance Sheets..................................................................... CMS-46
          Consolidated Statements of Common Stockholders' Equity.......................................... CMS-48
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Basis of Presentation.............................................. CMS-49
          2.   Discontinued Operations.................................................................... CMS-54
          3.   Asset Disposition.......................................................................... CMS-56
          4.   Goodwill................................................................................... CMS-57
          5.   Uncertainties.............................................................................. CMS-58
          6.   Short-Term and Long-Term Financings, and Capitalization.................................... CMS-84
          7.   Earnings Per Share and Dividends........................................................... CMS-87
          8.   Risk Management Activities and Financial Instruments....................................... CMS-89
          9.   Reportable Segments........................................................................ CMS-94

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                            Page
                                                                                                            ----
Consumers Energy Company
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors..................................................... CE - 1
          Change in Auditors and Pending Restatement...................................................... CE - 2
          Critical Accounting Policies.................................................................... CE - 5
          Results of Operations........................................................................... CE - 12
          Capital Resources and Liquidity................................................................. CE - 15
          Outlook......................................................................................... CE - 19
          Other Matters................................................................................... CE - 27
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CE - 30
          Consolidated Statements of Cash Flows........................................................... CE - 31
          Consolidated Balance Sheets..................................................................... CE - 32
          Consolidated Statements of Common Stockholder's Equity.......................................... CE - 34
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies......................... CE - 35
          2.   Uncertainties.............................................................................. CE - 38
          3.   Short-Term Financings and Capitalization................................................... CE - 52

Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors..................................................... PE - 1
          Change in Auditors and Pending Restatements..................................................... PE - 3
          Results of Operations........................................................................... PE - 6
          Critical Accounting Policies.................................................................... PE - 8
          Liquidity....................................................................................... PE - 11
          Outlook......................................................................................... PE - 13
          Other Matters................................................................................... PE - 15
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... PE - 18
          Consolidated Statements of Cash Flows........................................................... PE - 19
          Consolidated Balance Sheets..................................................................... PE - 20
          Consolidated Statements of Common Stockholder's Equity.......................................... PE - 22
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Basis of Presentation.............................................. PE - 23
          2.   Regulatory Matters......................................................................... PE - 26
          3.   Goodwill Impairment........................................................................ PE - 27
          4.   Related Party Transactions................................................................. PE - 28
          5.   Commitments and Contingencies.............................................................. PE - 29
          6.   Debt Rating Downgrades .................................................................... PE - 33
          7.   System Gas ................................................................................ PE - 34
          8.   Possible Sale of Panhandle ................................................................ PE - 34
          9.   Pending Restatements ...................................................................... PE - 34

Quantitative and Qualitative Disclosures about Market Risk................................................ CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................ CO - 1
     Item 5. Other Information............................................................................ CO - 3
     Item 6. Exhibits and Reports on Form 8-K............................................................. CO - 3
     Signatures........................................................................................... CO - 5

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE..................................... Association of Businesses Advocating Tariff Equity
ALJ....................................... Administrative Law Judge
AMT....................................... Alternative Minimum Tax
APB....................................... Accounting Principles Board
APB Opinion No. 18.......................  APB Opinion No. 18, "The Equity Method of Accounting for Investments
                                           in Common Stock"
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations - Reporting the
                                           Effects of Disposal of a Segment of a Business"
Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date.
                                           This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
Alliance.................................. Alliance Regional Transmission Organization
Arthur Andersen........................... Arthur Andersen LLP
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

bcf....................................... Billion cubic feet
BG LNG Services........................... BG LNG Services, Inc., a subsidiary of BG Group of the
........................................... United Kingdom
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Bookouts.................................. Unplanned netting of transactions from multiple contracts

Centennial................................ Centennial Pipeline, LLC, in which Panhandle owns a one-third interest
CEO....................................... Chief Executive Officer
CFO....................................... Chief Financial Officer
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Capital............................... CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Land.................................. CMS Land, a subsidiary of Enterprises
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of
                                           Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle Holdings, LLC .............. A subsidiary of Panhandle Eastern Pipe Line
CMS Trunkline ............................ CMS Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle
                                           Holdings, LLC
CMS Trunkline LNG ........................ CMS Trunkline LNG Company, LLC, a subsidiary of LNG Holdings, LLC
CMS Viron................................. CMS Viron Energy Services, a wholly owned subsidiary of CMS MST
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy

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

EITF...................................... Emerging Issues Task Force
Energy Michigan........................... Energy Michigan is a trade association for the cogeneration, independent power and waste to energy industries in Michigan.
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy
EPA....................................... U. S. Environmental Protection Agency
EPS....................................... Earnings per share
ERISA..................................... Employee Retirement Income Security Act
Ernst & Young............................. Ernst & Young LLP

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMLP...................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility

GCR....................................... Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $200 million Series D, $400 million
                                           Series E and $300 million Series F
Guardian ................................. Guardian Pipeline, LLC, in which Panhandle owns a one-third interest
GWh....................................... Gigawatt-hour

Health Care Plan.......................... The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy

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

MACT...................................... Maximum Achievable Control Technology
mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
MEPCC..................................... Michigan Electric Power Coordination Center
METC...................................... Michigan Electric Transmission Company, formally a subsidiary of
                                           Consumers Energy and now an indirect subsidiary of Trans-Elect
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
MISO...................................... Midwest Independent System Operator
Moody's .................................. Moody's Investors Service, Inc.
MPSC...................................... Michigan Public Service Commission
MTH....................................... Michigan Transco Holdings, Limited Partnership
MW........................................ Megawatts

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

Palisades................................. Palisades nuclear power plant, which is owned by Consumers
Pan Gas Storage........................... CMS Pan Gas Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company, LLC
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries
                                           Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle
                                           Holdings.  Panhandle is a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas
                                           Transmission
Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
PCB....................................... Polychlorinated biphenyl

Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of
                                           Panhandle, Consumers and CMS Energy
Powder River.............................. CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within the Powder River Basin which spans the border between Wyoming and Montana.  The Powder River properties have been sold and reported as a discontinued operation for the three months ended March 31, 2002
PPA....................................... The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
Price Anderson Act........................ Price Anderson Act, enacted in 1957 as an amendment to the Atomic
                                           Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents
PSCR...................................... Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935
PURPA..................................... Public Utility Regulatory Policies Act of 1978

RTO....................................... Regional Transmission Organization

Sea Robin................................. Sea Robin Pipeline Company, a subsidiary of CMS Trunkline Gas Company,
                                           LLC
SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing method authorized by statute and approved by the MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13............................... SFAS No. 13 "Accounting for Leases"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                           Than Pensions"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed Of"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
                                           of FASB Statement No. 13, and Technical Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
                                           Activities"
SFAS No. 147.............................. SFAS No. 147, "Acquisitions of Certain Financial Institutions"
SIPS...................................... State Implementation Plans

Special Committee......................... A special committee of independent directors, established by CMS
                                           Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to competition
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

VEBA Trusts............................... VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the OPEB plan

                      (This page intentionally left blank)

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 2001 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K in the section entitled "CMS Energy, Consumers, and Panhandle Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

- Results of the re-audit of CMS Energy, Consumers, Panhandle and certain of their subsidiaries by Ernst & Young and the subsequent restatement of CMS Energy's, Consumers', Panhandle's and certain of their subsidiaries' financial statements;
- The efficient sale of non-strategic and under-performing international assets and discontinuation of our international energy distribution systems;
-        Achievement of operating synergies and revenue enhancements;
- Capital and financial market conditions, including current price of CMS Energy's Common Stock, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;
- CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;
- Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;
-        Ability to successfully access the capital markets;
-        Currency fluctuations and exchange controls;
- Factors affecting utility and diversified energy operations such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmissions or gas pipeline system constraints;
- International, national, regional and local economic, competitive and regulatory conditions and developments;



                                     CMS-1

                                                          CMS Energy Corporation


- Adverse regulatory or legal decisions, including environmental laws and regulations;
- Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which our subsidiaries participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets our subsidiaries and other public utilities and natural gas companies interact with each other;
- Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;
- The increased competition of new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce the volumes of gas transported by our natural gas transmission business or cause them to lower rates in order to meet competition;
- Potential disruption, expropriation or interruption of facilities or operations due to accidents, war and terrorism or political events and the ability to get or maintain insurance coverage for such events;
- Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;
-        Technological developments in energy production, delivery and usage;
-        Changes in financial or regulatory accounting principles or policies;
- Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including particularly claims, damages and fines resulting from those involving round-trip trading;
- Limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest;
- Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;
- Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and
- Other uncertainties, which are difficult to predict and many of which are beyond our control.

CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This Form 10-Q also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

ROUND-TRIP TRADES

During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, which had no impact on previously reported consolidated net income, earnings per share or cash flows, had the effect of increasing operating revenues, operating expenses, accounts receivable, accounts payable and reported trading volumes. After internally concluding that cessation of these trades was in CMS Energy's best interest, these so called round-trip trades were halted in January 2002.




                                     CMS-2

                                                          CMS Energy Corporation


CMS Energy accounted for these trades in gross revenue and expense through the third quarter of 2001, but subsequently concluded that these round-trip trades should have been reflected on a net basis. In the fourth quarter of 2001, CMS Energy ceased recording these trades in either revenues or expenses. CMS Energy's 2001 Form 10-K, issued in March 2002, restated revenue and expense for the first three quarters of 2001 to eliminate $4.2 billion of previously reported revenue and expense. The 2001 Form 10-K did include $5 million of revenue and expense for 2001 from such trades, which remained uncorrected. At the time of the initial restatement, CMS Energy inadvertently failed to restate 2000 for round-trip trades.

CMS Energy is cooperating with an SEC investigation regarding round-trip trading and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission, the FERC, and the United States Department of Justice regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. In addition, CMS Energy's Board of Directors established the Special Committee of independent directors to investigate matters surrounding round-trip trading and the Special Committee retained outside counsel to assist in the investigation.

On October 31, 2002, the Special Committee reported the results of its investigation to the Board of Directors. The Special Committee discovered no new information inconsistent with the information previously reported by CMS Energy and as reported above. The investigation also concluded that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer, with the goal of enhancing CMS MST's ability to promote its services to new customers. The Special Committee found no apparent effort to manipulate the price of CMS Energy Common Stock or to affect energy prices.

The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CHANGE IN AUDITORS AND PENDING RESTATEMENTS

In May 2002, CMS Energy stated its intention to amend, by the end of January 2003, its 2001 Form 10-K. The Form 10-K/A will reflect the elimination of the remaining $5 million of revenue and expense related to round-trip trades in 2001, the elimination of approximately $122 million of outstanding accounts receivable and accounts payable related to these transactions, and the elimination of approximately $1 billion of revenue and expense from round-trip trades in 2000. No amounts related to round-trip trades were outstanding in the consolidated balance sheet as of December 31, 2000.

Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form the Special Committee to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's then current situation and the work of the Special Committee, it would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. Arthur Andersen's reports on CMS Energy's, Consumers', and Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion, nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.


                                     CMS-3

                                                          CMS Energy Corporation

There were no disagreements between CMS Energy and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the years 2000 and 2001 and through the date of their review for the quarter ended March 31, 2002 which, if not resolved to Arthur Andersen's satisfaction would have caused Arthur Andersen to make reference to the subject matter in connection with its report to the Audit Committee of the Board of Directors or its report on CMS Energy's consolidated financial statements for the periods.

On April 22, 2002, the Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit CMS Energy's financial statements for the year ending December 31, 2002. CMS Energy previously had retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's financial statements for the year ending December 31, 2002.

During CMS Energy's two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, CMS Energy did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the restatement required with respect to the round-trip trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers and Panhandle for these years. None of CMS Energy's former auditors, some of whom are now employed by Ernst & Young, are involved in the re-audit of CMS Energy's consolidated financial statements.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has determined, in consultation with Ernst & Young, that certain adjustments (unrelated to the round-trip trades) by CMS Energy, Consumers, and Panhandle to their consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are required. At the time it adopted the accounting treatment for these items, CMS Energy believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred. CMS Energy, Consumers and Panhandle are in the process of advising the SEC of these adjustments before restating their financial statements as discussed below, and intend to amend their respective 2001 Form 10-Ks and each of the 2002 Form 10-Qs by the end of January 2003.

MCV REGULATORY DISALLOWANCE ACCOUNTING: In 1992, Consumers established a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers.

The reserve was adjusted in 1998 to reflect differences between management's original assumptions and the MCV Facility's actual performance. In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve. Consumers concluded that no




                                     CMS-4

                                                          CMS Energy Corporation


adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pretax) in the third quarter of 2001, and did so.

Upon recommendations from Ernst & Young, Consumers is in the process of reviewing its 2001 PPA accounting and related assumptions. This accounting review is currently being discussed with Ernst & Young and the SEC. Final conclusions have not yet been reached. At a minimum, however, the 2001 accounting will change, resulting in the reversal of the 2001 charge of $126 million. Further analysis and deliberations may produce additional accounting changes. In addition, as a result of this accounting treatment, Consumers expects that its ongoing operating earnings through 2007 will be reduced to reflect higher annual purchased power expense.

DIG LOSS CONTRACT ACCOUNTING: The DIG complex, a 710 MW combined-cycle facility, was constructed during 1998 through 2001 to fulfill contractual requirements and to sell excess power in the wholesale power market. DIG entered into Electric Sales Agreements (ESA) with Ford Motor Company, Rouge Industries and certain other Ford and Rouge affiliates, that require DIG to provide up to 300 MW of electricity at pre-determined prices for a fifteen-year term beginning in June 2000. DIG also entered into Steam Sales Agreements (SSA) with Ford and Rouge, whereby DIG is to supply process and heating steam at a fixed price commencing no later than June 1, 2000.

During the third quarter of 2001, CMS Energy recognized a pretax charge to earnings of $200 million for the calculated loss on portions of the power capacity under the ESAs. At that time CMS Energy assessed whether the DIG facility was impaired under SFAS No. 121 and concluded that the DIG facility was not impaired.

CMS Energy, with the concurrence of Ernst & Young has now determined that existing accounting literature precludes the recognition of anticipated losses on executory contracts such as those involved with the ESAs at DIG. Accordingly CMS Energy will reverse the $200 million loss on the ESA contracts and subsequent related transactions when it restates its 2001 financial statements and financial statements for each of the quarters in 2002.

As a result of existing impairment indicators and the pending restatement, CMS Energy is again assessing the recoverability of the carrying value due of its current $358 million investment in DIG in accordance with SFAS No. 144. The investment will be $530 million after reflecting the restatement discussed above. This assessment is expected to result in a significant impairment charge in the fourth quarter of 2002.

ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTER-BOOK TRANSACTIONS: CMS MST's business activities include marketing to end users of energy commodities such as commercial and small industrial purchasers of natural gas (CMS MST's retail business) and trading activities with such entities as other energy trading companies (CMS MST's wholesale business). In accordance with generally accepted accounting principles during 2000 and 2001, CMS MST used two different methods to account for these distinct activities: it applied the mark-to-market method of accounting to its wholesale trading business operations, and it accounted for its retail business operations using the accrual method. Some other energy trading companies have taken a similar approach when their business activities have included retail operations.

EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, applies to certain parts of CMS MST's operations. EITF Issue No. 98-10 requires that energy-trading contracts be marked to market; that is, measured at fair value determined as of the balance sheet date, with the gains and losses included in the earnings. According to EITF Issue No. 98-10, the determination of whether an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances. CMS MST has used the mark-to-market method of accounting for its wholesale operations because these have been considered trading activities under EITF Issue No. 98-10. Because CMS MST's retail



                                     CMS-5

                                                          CMS Energy Corporation



operations have not been considered trading activities, mark-to-market accounting under EITF Issue No. 98-10 has not been applied to any retail contracts.

During 2000 and 2001 CMS MST's wholesale business entered into certain transactions with CMS MST's retail business (inter-book transactions). The wholesale business marked-to-market these inter-book transactions while the retail business did not. CMS Energy has determined that the mark-to-market profits and losses that were recognized by the wholesale business on these inter-book transactions should have been eliminated in consolidation. CMS Energy will therefore recognize $54 million of pretax income and a $120 million pretax charge to earnings in 2000 and 2001 respectively, to eliminate the effects of mark-to-market accounting in consolidation on inter-book transactions when it restates its financial statements.

ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTERCOMPANY TRANSACTIONS: As explained above, during 2000 and 2001 CMS MST applied the mark-to-market method of accounting to the energy-trading contracts of its wholesale operations. In doing so, CMS MST did not distinguish between counterparties that were unrelated third parties, and those that were consolidated or equity-method affiliates. Energy-trading contracts with affiliated companies were therefore measured at their fair values as of the balance sheet date, with the gains and losses included in earnings. However, the affiliated counterparties accounted for these contracts on the accrual basis, because these companies were not engaged in energy trading activities and therefore their activities were not within the scope of EITF Issue No. 98-10, nor were their contracts with CMS MST required to be marked to market in 2001 under SFAS No. 133. The mark-to-market profits and losses that CMS MST recognized on the contracts with affiliated companies were included in the CMS Energy consolidated financial statements. CMS Energy has now concluded that these amounts should have been eliminated in consolidation.

CMS Energy's restated consolidated financial statements for 2001 and 2000 will eliminate the mark-to-market gains and losses on intercompany transactions which are still being quantified and audited. Adjustments to eliminate intercompany mark-to-market gains and losses may also be required in 2002.

CMS MST ACCOUNT RECONCILIATIONS: CMS MST's business experienced rapid growth during 2000 and 2001. Late in 2001, CMS Energy became aware of certain control weaknesses at CMS MST and immediately began an internal investigation. The investigation revealed that the size and expertise of the back-office accounting staff had not kept pace with the rapid growth and, as a result, bookkeeping errors had occurred and account reconciliations were not prepared. Additionally, computer interfaces of sub-ledgers to the general ledger were ineffective or lacking. As a result, sub-ledger balances did not agree to the general ledger and the differences were not reconciled. When Ernst & Young began its re-audit fieldwork, an account reconstruction and reconciliation project had been under way for some months. Most of the work has been performed by outside consultants, although additional internal personnel have also been assigned to the task. The effort has focused mainly on trade receivables and payables, intercompany accounts, and cash, but other balance sheet accounts are also being reconciled and adjusted.

The reconstruction work at CMS MST is nearing completion for December 31, 2000 and December 31, 2001 and the first three quarters of 2002. However, until all stages of this work have been finalized, reviewed by CMS MST management, and examined by Ernst & Young, the resulting adjustments are subject to change.

CONSOLIDATION OF LNG HOLDINGS: In late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. The LNG business was contributed to LNG Holdings, which received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle for the contributed LNG assets, and the joint venture also loaned




                                     CMS-6

                                                          CMS Energy Corporation


$75 million to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. Panhandle is the manager and operator of the joint venture and has the primary economic interest in it. Initially, CMS Energy and Panhandle believed that off-balance sheet treatment for the joint venture was appropriate under generally accepted accounting principles and Arthur Andersen concurred. Upon further analysis of these facts at this time, CMS Energy and Panhandle have now concluded that Panhandle did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001, and thereby recognize a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, and minority interest of $30 million. With the exception of certain immaterial reclassifications, there will be no impact to 2001 net income resulting from this accounting treatment. In 2002, the quarterly income recorded would be impacted due to the timing of earnings recognition from LNG Holdings, with income generally being recognized earlier by Panhandle upon consolidation. In addition, the gross revenues and expenses will be recorded on a consolidated basis versus the equity income previously recorded. For the quarterly periods in 2002 there will be an increase in net income of $4 million for the period ending March 31, 2002 and decrease of $1 million for each of the quarterly periods ending June and September 2002 due to equity income previously being recognized only to the extent cash was received by Panhandle.

STRUCTURED FINANCING OF METHANOL PLANT: In 1999, CMS Gas Transmission and an unrelated entity financed $250 million of the costs of construction of a jointly owned methanol plant with an off-balance sheet special purpose entity (SPE) that entered into two separate non-recourse note borrowings containing cross-collateral provisions only with respect to a joint collection account into which the proceeds from shared collateral were to be deposited. Plant construction was completed in the spring of 2001. In December 2001, CMS Gas Transmission issued an irrevocable call for $125 million of these notes (i.e., the A1 Notes) and they were paid off in January 2002. As part of the 1999 financing, CMS Energy guaranteed the interest payments on the A1 Notes, subject to a $75 million limit. CMS Energy did not guarantee repayment of the A1 Notes; however, CMS Energy issued mandatorily convertible preferred stock to a trust as security for the A1 Notes. If an amount to repay the A1 Notes was not deposited within 120 days of the maturity date (or earlier date caused by, for example, a downgrade of the credit rating of CMS Energy) the holders of 25 percent of the A1 Notes could cause the mandatorily convertible preferred shares to be sold. The mandatorily convertible preferred stock of CMS Energy was convertible into the number of shares of CMS Energy common stock needed to make the note holder whole without limit. Additional security for the A1 Notes was 60 percent of the capital stock of CMS Methanol, an entity that held a 45 percent ownership interest in the methanol plant. The SPE's assets comprised investments in CMS Methanol and in another subsidiary that also owned a 45 percent interest in the methanol plant. Because the use of non-recourse debt having cross-collateral provisions only with respect to the joint collection account effectively segregated the cash flows and assets, in substance this financing created two separate SPEs. CMS Energy has now concluded, and Ernst & Young concurs, that it should have consolidated the virtual SPE created by the non-recourse borrowing. Therefore, CMS Energy will restate its 2000 and 2001 financial statements to increase its equity ownership interest in the methanol plant and increase debt, each by $125 million.


                                     CMS-7

                                                          CMS Energy Corporation


The table below summarizes adjustments noted above and the estimated effects on CMS Energy's financial statements.

Estimated Net Income Impact (Millions)                    2000                 2001              2000-2001
----------------------------------------------------------------------------------------------------------
                                                                                                    Total
MCV Regulatory Disallowance                               $  -                 $110                  $110
DIG Loss Contract Accounting                                 -                  130                   130
Mark-to-Market Gains and Losses on
  Inter-book Transactions                                   33                  (75)                  (42)
Mark-to-Market Gains and Losses on
  Intercompany Transactions                                 19                  (30)                  (11)
CMS MST Account Reconciliations                             (9)                  (7)                  (16)
----------------------------------------------------------------------------------------------------------


Additions to Consolidated Debt (Millions)                 2000                 2001                  2002
---------------------------------------------------------------------------------------------------------

Reconsolidation of LNG Facility                            $ -                 $215                  $219
Structured Financing of Methanol Plant                     125                  125                     -
---------------------------------------------------------------------------------------------------------

In addition to the above adjustments and the adjustments to reflect the elimination of round-trip trades, CMS Energy's restated consolidated financial statements will also include other adjustments identified in the re-audit, which have not been completely quantified at this time. These other adjustments include: 1) the recognition of CMS Energy's and Consumers' new headquarters lease previously treated as an operating lease, as a capital lease; 2) adjustments to SERP and OPEB liabilities and advertising costs; 3) adjustments required to reconcile intercompany accounts payable and accounts receivable and
4) other immaterial items.

OTHER MATTERS

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to their Form 10-Q's, including financial statements, disclosure controls and procedures and internal controls; and 2) make certain disclosures about its disclosure controls and procedures, and internal controls as follows:

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires the CEOs and CFOs of public companies to make certain certifications relating to their Form 10-Q, including the financial statements. CMS Energy has not filed the certifications required by the Sarbanes-Oxley Act of 2002 relating to this Form 10-Q for the period ended September 30, 2002 because its 2000 and 2001 financial statements are in the process of being restated as discussed above.

The restatement cannot be completed until Ernst & Young completes audit work at CMS Energy, and their reviews of the quarterly statements for these years. Therefore, CMS Energy's CEO and CFO are not able to make the statements required by the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q for the period ended September 30, 2002. CMS Energy expects its CEO and CFO to make the certifications required by the Sarbanes-Oxley Act of 2002 when its restated financial statements are available.

DISCLOSURE AND INTERNAL CONTROLS

CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of September 30, 2002. Based on this evaluation, other than the control weaknesses at CMS MST described below, CMS Energy's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed, particularly during the third quarter of




                                     CMS-8

                                                          CMS Energy Corporation

2002. There have been no significant changes in CMS Energy's internal controls or in factors, other than as discussed below, that could significantly affect internal controls subsequent to September 30, 2002.

CONTROL WEAKNESSES AT CMS MST

During the audit cycle of 2001, it was determined that there were several weaknesses which existed in the CMS MST accounting controls, in particular those relating to reconciling the activity and balances in subsidiary receivable and payable ledgers with balances reflected in the general ledger. Senior management, the Audit Committee of the Board of Directors and the independent auditors were all notified about the situation and a plan of remediation was begun, including replacement of key personnel. While important changes in control have been initiated, some elements of the remediation plans have been unavoidably delayed by the requirement to completely re-audit the CMS Energy financial statements for years 2000 and 2001. Management believes that supplemental procedures and personnel currently in place, along with the significant contraction of the trading business planned by management, have allowed for continuing business activity while the control weaknesses are remediated and staffing positions are filled by qualified candidates. Management further expects controls corrections to be completed before the end of the 2002 audit cycle.

RESTRUCTURING AND OTHER COSTS

CMS Energy began a series of initiatives in the aftermath of CMS Energy's round-trip trading disclosure and the sharp drop of the company's stock price. Significant expenses associated with these initiatives have been incurred and are considered restructuring and other costs. These actions include: termination of five officers, 18 CMS Field Services employees and 37 CMS MST trading group employees, renegotiating a number of debt agreements, responding to many investigation and litigation matters, re-audit of the 2000 and 2001 financial statements and plans to relocate the corporate headquarters to Jackson, Michigan. These restructuring and other costs are being accumulated and reported as a reconciling item when calculating net income and earnings per share before reconciling items. These restructuring and other costs are included in consolidated net income.

Restructuring and other costs for the year-to-date September 30, 2002, which are reported in operating expenses ($41 million) and fixed charges ($12 million) includes:

- Involuntary termination benefits of $17 million for officers and employees.
-        One-time consulting and structuring fees of $12 million to assist
         CMS Energy to arrange credit facilities related to the July 2002 debt renegotiations.
- The $12 million of expense associated with responding to and/or defending against investigations and lawsuits related to round-trip trading. These expenses could ultimately total $21 million for attorneys' fees and costs through final resolution. Potential insurance proceeds may total $12 million, reducing these expenses to $9 million.
- Expenses for future rentals of $7 million have been accrued in connection with relocating the corporate headquarters to Jackson, Michigan. The relocation is expected to be complete by June 2003.
- Other expenses, including the cost of re-auditing 2000 and 2001 total $5 million.


Of the above $53 million, $12 million has been paid for consulting and structuring fees and $10 million has been paid for severance and benefits as of September 30, 2002.

Additional restructurings and other costs are expected in the fourth quarter of 2002 of approximately $5 million related to relocating the corporate headquarters, terminating approximately 30 employees, and additional legal expenses for litigation issues. In the first half of 2003, restructuring and other costs related to relocating employees and other headquarters expenses are expected to be $3 million. The relocation is expected to occur between March and June 2003.


RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS

For the three and nine months ended September 30, 2002, and 2001, consolidated net income included gains (losses) on asset sales, asset write-downs, restructuring costs associated with implementing CMS Energy's new strategic direction, AMT tax credit write-offs, and the discontinued operations of CMS Oil and Gas, CMS



                                     CMS-9

                                                          CMS Energy Corporation


Electric & Gas, and other non-strategic businesses. The nine months ended September 30, 2002 also reflect the adoption of SFAS No. 142 as of January 1, 2002, which required a write-down of goodwill at CMS MST and extraordinary losses associated with early debt retirement. The following tables depict CMS Energy's Results of Operations before and after the effects of the items mentioned above.


                                                   In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------
Three months ended September 30                                  2002             2001
----------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME (LOSS) OF CMS ENERGY                  $      23         $  (569)
     Net Asset Sales (Gain)                                         (13)              -
     Net Asset Write-downs                                            -             398
     Discontinued Operations (Gain)/Loss                            (17)            206
     Tax Credit Write-off                                            41               -
     Restructuring and Other Costs                                   27               -
----------------------------------------------------------------------------------------
            Earnings Before Reconciling Items                 $      61         $    35
            ============================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
EARNINGS (LOSS) PER SHARE                                     $    0.16         $ (4.29)
     Net Asset Sales (Gain)                                       (0.09)              -
     Net Asset Write-downs                                            -            3.00
     Discontinued Operations (Gain)/Loss                          (0.12)           1.55
     Tax Credit Write-off                                          0.28               -
     Restructuring and Other Costs                                 0.19               -
----------------------------------------------------------------------------------------
            Earnings Per Share Before Reconciling Items       $    0.42         $  0.26
            ============================================================================

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
EARNINGS (LOSS) PER SHARE                                     $    0.16         $ (4.29)
     Net Asset Sales (Gain)                                       (0.09)              -
     Net Asset Write-downs                                            -            3.00
     Discontinued Operations (Gain)/Loss                          (0.12)           1.55
     Tax Credit Write-off                                          0.28               -
     Restructuring and Other Costs                                 0.19               -
----------------------------------------------------------------------------------------
            Earnings Per Share Before Reconciling Items       $    0.42         $  0.26
            ============================================================================

For the three months ended September 30, 2002, consolidated net income before reconciling items increased by $26 million as compared to the same period in 2001. The increase primarily reflects Consumers' reduced electric power volumes and costs due to higher replacement power supply costs in 2001 resulting from the outage at Palisades in the third quarter of 2001. The increase was partially offset by lower gas utility earnings and the impacts of expropriation and devaluation issues in Argentina on the independent power production and natural gas transmission businesses.





                                     CMS-10

                                                          CMS Energy Corporation





                                                             In Millions, Except Per Share Amounts
--------------------------------------------------------------------------------------------------
Nine months ended September 30                                                2002            2001
--------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME (LOSS) OF CMS ENERGY                                $  337          $ (407)
     Net Asset Sales (Gain)/Loss                                               (48)              1
     Net Asset Write-downs                                                       -             398
     Discontinued Operations (Gain)/Loss                                      (186)            186
     Tax Credit Write-off                                                       41               -
     Restructuring and Other Costs                                              34               -
     Goodwill Accounting Change                                                  9               -
     Extraordinary Item                                                          8                -
     ----------------------------------------------------------------------------------------------
         Earnings Before Reconciling Items                                  $  195          $   178
         ==========================================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
  EARNINGS (LOSS) PER SHARE                                                 $ 2.45          $ (3.13)
     Net Asset Sales (Gain)/Loss                                             (0.35)            0.01
     Net Asset Write-downs                                                       -             3.06
     Discontinued Operations (Gain)/Loss                                     (1.35)            1.43
     Tax Credit Write-off                                                     0.30                -
     Restructuring and Other Costs                                            0.25                -
     Goodwill Accounting Change                                               0.07                -
     Extraordinary Item                                                       0.06                -
     ----------------------------------------------------------------------------------------------
         Earnings Per Share Before Reconciling Items                        $ 1.43          $  1.37
         ==========================================================================================


DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY
  EARNINGS (LOSS) PER SHARE                                                 $ 2.42          $ (3.13)
     Net Asset Sales (Gain)/Loss                                             (0.34)            0.01
     Net Asset Write-downs                                                       -             3.06
     Discontinued Operations (Gain)/Loss                                     (1.31)            1.43
     Tax Credit Write-off                                                     0.29                -
     Restructuring and Other Costs                                            0.24                -
     Goodwill Accounting Change                                               0.07                -
     Extraordinary Item                                                       0.05                -
     ----------------------------------------------------------------------------------------------
         Earnings Per Share Before Reconciling Items                        $ 1.42            $1.37
         ==========================================================================================


For the nine months ended September 30, 2002, consolidated net income before reconciling items increased by $17 million as compared to the same period in 2001. The increase primarily reflects Consumers' reduced power supply costs from the 2001 unscheduled Palisades outage, improved earnings from the IPP business reflecting MCV mark-to-market accounting for long-term natural gas fuel supply contracts, and lower steam costs at DIG. These increases were partially offset by lower LNG terminalling revenue and the impacts of the Argentina expropriation and devaluation issues.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:


                                                          In Millions
---------------------------------------------------------------------
September 30                         2002          2001      Change
---------------------------------------------------------------------
Three months ended                   $ 68          $(69)         $137
Nine months ended                     201            22           179
=====================================================================




                                     CMS-11

                                                          CMS Energy Corporation



                                                              Three Months                           Nine Months
                                                        Ended September 30                    Ended September 30
Reasons for change                                            2002 vs 2001                          2002 vs 2001
-----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                   $ 25                                  $ 30
Power supply costs and related revenue                                 100                                   113
Other operating expenses and non-commodity revenue                     (12)                                  (19)
Gain on asset sales                                                      -                                    38
Loss on MCV Power Purchases                                            126                                   126
Fixed charges                                                            4                                    12
Income taxes                                                          (106)                                 (121)
-----------------------------------------------------------------------------------------------------------------
Total change                                                         $ 137                                 $ 179
=================================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2002, electric delivery revenues increased by $25 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.9 billion kWh, a decrease of 0.1 billion kWh, or 0.9 percent from the comparable period in 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. Even though deliveries were below the 2001 level, Consumers set an all-time monthly sendout record during the month of July, and a monthly hourly peak demand record of 7,318 MW was set on September 9, 2002.

For the nine months ended September 30, 2002, electric delivery revenues increased by $30 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 29.5 billion kWh, a decrease of 0.7 billion kWh, or 2.5 percent from the comparable period in 2001. Again, this reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Even though total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. For the year, Consumers has set an all-time monthly sendout record during the month of July, and monthly hourly peak demand records were set on April 16, 2002, June 25, 2002, and September 9, 2002.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2002, power supply costs decreased by $100 million from the comparable period in 2001. The decreased power costs in 2002 were primarily due to the higher availability of the lower-priced Palisades plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from an outage at Palisades. Also contributing to the overall decrease in power costs was the lower volume and lower priced power options and dispatchable capacity contracts that were purchased for 2002.

For the nine months ended September 30, 2002, power supply costs and related revenues decreased by a total of $113 million from the comparable period in 2001. This decrease was primarily the result of the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease is lower-priced power options and dispatchable capacity contracts that were purchased for 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and nine months ended September 30, 2002, other operating expenses increased $12 million and $19 million, respectively from the comparable period in 2001. Both of


                                     CMS-12

                                                          CMS Energy Corporation


these increases are attributed to higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care and storm restoration expenses.

GAIN ON ASSET SALES: For the nine months ended September 30, 2002, asset sales increased as a result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

LOSS ON MCV POWER PURCHASES: For the three and nine months ended September 30, 2002, the earnings increase reflects a $126 million pretax loss related to the PPA that was accounted for in September 2001. This loss is due to management's review of the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV-related costs. As a result, Consumers increased the PPA liability in September 2001, to adequately reflect the present value of the PPA's future effect on Consumers. For further information see "Change in Auditors and Pending Restatement" at the beginning of this MD&A.

INCOME TAXES: For the three and nine months ended September 30, 2002, the earnings increase reflects the impact of a charge to income tax expense to reflect an additional $20 million charge allocated to Consumers through CMS Energy's consolidated Federal Income Tax return for 2001 filed in 2002.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME:


                                                                                            In Millions
----------------------------------------------------------------------------------------------------------------
September 30                                                        2002                2001           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                  $ (24)             $ (10)              $(14)
Nine months ended                                                       8                 20                (12)
================================================================================================================
                                                             Three Months                            Nine Months
                                                       Ended September 30                     Ended September 30
Reasons for change                                           2002 vs 2001                           2002 vs 2001
----------------------------------------------------------------------------------------------------------------
Gas deliveries                                                      $  (2)                                $  (2)
Gas rate increase                                                       1                                    10
Gas wholesale and retail services                                       3                                     3
Operation and maintenance                                             (17)                                  (17)
Other operating expenses                                                3                                    (2)
Income taxes                                                           (2)                                   (4)
----------------------------------------------------------------------------------------------------------------

Total change                                                        $ (14)                                $ (12)
================================================================================================================

For the three months ended September 30, 2002, gas revenues decreased due to warmer temperatures compared to the third quarter 2001. Gas wholesale and retail service revenues increased principally due to growth in the appliance service plan. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 40.1 bcf, a decrease of 1.7 bcf or 4.1 percent compared with 2001. The earnings decrease also reflects the impact of a charge to income tax expense to reflect an additional $6 million charge allocated to Consumers through CMS Energy's consolidated federal income tax return for 2001 filed in 2002.



                                     CMS-13

                                                          CMS Energy Corporation


For the nine months ended September 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001, partially offset by a decrease in gas delivery revenue due to warmer temperatures and decelerated economic demand. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 254.7 bcf, a decrease of 3.7 bcf or 1.4 percent compared with 2001. The earnings decrease also reflects the impact of the $6 million income tax charge recorded in the third quarter of 2002 that is discussed above.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

NET INCOME: For the three months ended September 30, 2002, net income was $12 million, an increase of $18 million from the comparable period in 2001. The increase was primarily due to asset write-downs recorded in 2001, partially offset by higher income taxes, and the impacts of the Argentina expropriation and devaluation issues.

For the nine months ended September 30, 2002, net income was $64 million, an increase of $11 million from the comparable period in 2001. The increase was primarily due to asset write-downs recorded in 2001, the gain of $19 million on the sale of Gas Transmission's ownership interest in Equatorial Guinea, elimination of goodwill amortization in 2002, due to adoption of SFAS No. 142, and lower interest expense. These increases were partially offset by a decrease in the earnings from Panhandle, mainly LNG terminalling revenue, the impacts of Argentine expropriation and devaluation on ongoing operations, and a decrease in earnings from Field Services, due primarily to gas and liquids prices. In accordance with SFAS No. 142, preliminary results of the second step of the goodwill impairment testing indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. For further information, see Note 4, Goodwill.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

NET INCOME: For the three months ended September 30, 2002, net income was $52 million, a $302 million increase from the comparable period in 2001. The increase was primarily due to the recognition of the DIG loss contract reserve and reductions in asset valuations recorded in the third quarter 2001 and lower steam costs at DIG, which had experienced construction delays in 2001 that led to increased costs for steam generation. These increases were partially offset by reduced earnings from international operations, including the impacts of the Argentine expropriation and devaluation on ongoing operations.

For the nine months ended September 30, 2002, net income was $114 million, a $320 million increase from the comparable period in 2001. The increase was primarily due to the recognition of the DIG loss contract reserve and reductions in asset valuations recorded in the third quarter 2001, improved earnings from the MCV facility reflecting improved plant performance and mark-to-market accounting for long-term natural gas fuel supply contracts and lower steam costs at DIG. The increases were partially offset by the effects of the Argentine expropriation and devaluation and earnings from certain domestic and international operations.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $212 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The combined sales will result in an after-tax loss of approximately $90 million. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.



                                     CMS-14

                                                          CMS Energy Corporation


MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

During the second quarter of 2002, CMS MST announced its intention to sell its ownership interest in CMS Viron, resulting in a reclassification of CMS Viron's results to discontinued operations in the consolidated statements of income. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.

NET INCOME: For the three months ended September 30, 2002, CMS MST's net loss was $3 million, a decrease of $15 million from the comparable period in 2001. Credit constraints are severely limiting the overall liquidity of the energy trading markets, reducing CMS MST's ability to actively manage and optimize its open positions as well as impacting its ability to execute new transactions. These constraints have placed downward pressure on trading margins for both wholesale power and natural gas. Operating revenues increased as a result of sales volumes on long-term power contracts that were executed during the latter part of 2001 and early 2002.

For the nine months ended September 30, 2002, CMS MST's net loss was $29 million, a decrease of $78 million from the comparable period in 2001. The decrease was primarily due to credit constraints as well as the adoption of SFAS No. 142, which required the write-down of goodwill at CMS MST related to its CMS Viron business, retroactive to January 1, 2002. For more information, see Note 4, Goodwill.

During the third quarter of 2002, power sales volumes were 22,675 GWh, an increase of 14,232 GWh and natural gas sales volumes were 141 bcf, a decrease of 51 bcf compared to the third quarter of 2001, which have been adjusted to exclude the round-trip trading volumes. For nine months ended September 30, 2002, power sales volumes were 54,965 GWh, an increase of 39,021 GWh and natural gas sales volumes were 501 bcf, a decrease of 58 bcf compared to 2001, which have been adjusted to exlude the round-trip trading volumes. The increases in power sales volumes reflect the addition of long-term power contracts that were executed during the latter part of 2001 and early 2002.

Due to the extreme volatility in energy trading markets and the competitive nature of the industry, results for this interim period are not necessarily an indication of results to be achieved for the fiscal year.

OTHER RESULTS OF OPERATIONS

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 30, 2002, according to their contributions to the consolidated CMS Energy tax loss.

OTHER: Interest expense after-tax effects for the three months ended September 30, 2002 and 2001 was $53 million and $58 million, respectively. Interest expense after-tax effects for the nine months ended September 30, 2002 and 2001 was $163 million and $169 million, respectively. These expenses were partially offset by the $20 million consolidating elimination in September 2002 of intercompany losses recorded by CMS MST that result from mark-to-market accounting for transactions with affiliates.

Discontinued Operations include, in addition to CMS Oil and Gas and CMS Viron discussed above, a $31 million after-tax effect as a result of abandoning the Zirconium Recovery Project after evaluating its future




                                     CMS-15

                                                          CMS Energy Corporation


costs and risks, recorded in June 2002.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, currency exchange rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, international economic policy, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $15 billion at September 30, 2002, approximately 60 to 65 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

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


                                     CMS-16

                                                          CMS Energy Corporation



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

The types of contracts CMS Energy currently accounts for as derivative instruments include interest rate swaps, foreign currency exchange contracts, certain electric call options, and gas fuel call options and swaps. CMS Energy does not account for electric capacity and certain energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

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

In order to value the contracts that are accounted for as derivative instruments, CMS Energy uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At September 30, 2002, CMS Energy assumed a market-based interest rate of 4.5 percent in calculating the fair value of its electric call options.

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

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market in the state of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.




                                     CMS-17

                                                          CMS Energy Corporation

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

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of September 30, 2002.


                                                                   In Millions
------------------------------------------------------------------------------
Fair value of contracts outstanding as of June 30, 2002                    $89
Contracts realized or otherwise settled during the period (a)                7
Other changes in fair value (b)                                              1
------------------------------------------------------------------------------
Fair value of contracts outstanding as of September 30, 2002 (c)           $97
==============================================================================




                                     CMS-18

                                                          CMS Energy Corporation



Fair Value of Contracts at September 30, 2002                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                 Total                                                            Maturity (in years)
Source of Fair Value          Fair Value       Less than 1             1 to 3             4 to 5       Greater than 5
---------------------------------------------------------------------------------------------------------------------
Prices actively quoted           $ 32             $  20                 $ 12              $   -                 $   -
Prices provided by other
   external sources                 3                 2                   (2)                 2                     1
Prices based on models and
   other valuation methods         62                 8                   23                 20                    11
---------------------------------------------------------------------------------------------------------------------
Total                           $  97             $  30                $  33               $ 22                 $  12
=====================================================================================================================

         (a) Reflects value of contracts, included in June 30, 2002 values, that expired during the third quarter of 2002.
         (b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.
         (c) Includes the value of contracts with affiliated companies but excludes the credit reserve for third parties.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, CMS Energy has begun divesting its non-strategic or under-performing foreign investments.

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of September 30, 2002, the cumulative Foreign Currency Translation decreased stockholders' equity by $715 million.

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

Argentina: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converted all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos. In April 2002, based on a consideration of these environmental factors, CMS Energy evaluated its Argentine investments for impairment as required under SFAS No. 144 and APB Opinion No. 18. These impairment models contain certain assumptions regarding anticipated future exchange rates and operating performance of the investments.



                                     CMS-19

                                                          CMS Energy Corporation


Exchange rates used in the models assume that the rate will decrease from current levels to approximately 3.00 Pesos per U.S. Dollar over the remaining life of these investments. Based on the results of these models, CMS Energy determined that these investments were not impaired.

Effective April 30, 2002, CMS Energy adopted the Argentine Peso as the functional currency for most of its Argentine investments. CMS had previously used the U.S. Dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. Dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 Pesos per U.S. Dollar, and recorded an initial charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

For the nine months ended September 30, 2002, CMS Energy recorded losses of $40 million or $0.28 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, an additional $6 million or $0.05 per share, assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar, may adversely affect 2002 earnings for CMS Energy. At September 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.665 Pesos per U.S. Dollar was $400 million.

Australia: In 2000, an impairment loss of $329 million ($268 million after-tax) was realized on the carrying amount of the investment in Loy Yang. This loss does not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in the exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued but are not expected to occur in 2002.

HEDGING STRATEGY: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings, as well as the equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts are inversely correlated with the losses and gains, respectively, on the assets and liabilities being hedged. Foreign currency adjustments for other CMS Energy international investments were immaterial.

ACCOUNTING FOR PENSION AND OPEB

CMS Energy provides postretirement benefits under its Pension Plan, and postretirement health and life insurance benefits under its OPEB plans to substantially all its retired employees. CMS Energy uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses



                                     CMS-20

                                                          CMS Energy Corporation


require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, CMS Energy expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. CMS Energy anticipates pension expense and OPEB expense to rise in 2002 by approximately $10 million and $21 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in the value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2009; however, CMS Energy cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, CMS Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No 87. CMS Energy cannot predict the future fair value of the plan's assets but it is probable, without significant appreciation in the plan's assets that CMS Energy will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the plan's actuary in the fourth quarter of each year.

In January 2002, CMS Energy contributed $85 million to the plan's trust accounts. This amount was comprised of $64 million of pension-related benefits and $21 million of post retirement health care and life insurance benefits. In the second and third quarters of 2002, CMS Energy made additional contributions for post retirement health care and life insurance benefits in the amount of $21 million and $20 million, respectively. CMS Energy expects to make an additional contribution to the Pension Plan of approximately $219 million in the third quarter of 2003.

In order to keep health care benefits and costs competitive, CMS Energy has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared equally with employees.

CMS Energy also provides retirement benefits under a defined contribution 401(k) plan. CMS Energy previously offered a contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when CMS Energy's financial performance exceeded targeted levels. Effective September 1, 2002, the employer's match was suspended until January 1, 2005, and the incentive match was permanently eliminated. Amounts charged to expense for the employer's match and incentive match during 2001 were $15 million and $11 million, respectively.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must



                                     CMS-21

                                                          CMS Energy Corporation


comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. CMS Energy is currently inventorying assets that may have a retirement obligation and consulting with counsel to determine if a legal retirement obligation exists. The legal retirement obligation removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The present value of the legal retirement obligations will be used to quantify the future effects of adoption of this standard.

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

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. CMS Energy believes there will be no impact on its financial statements upon adoption of the standard, but the accounting treatment will be different.

SFAS NO. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: Issued by the FASB in October 2002, this standard amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and amends SFAS Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These provisions are effective for transactions occurring on or after October 1, 2002. CMS Energy is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

EITF ISSUE NO. 02-3, RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17: In September 2002, the EITF reaffirmed the consensus originally reached in June 2002 that requires all gains and losses, including mark-to-market gains and losses and physical settlements, related to energy trading activities within the scope of EITF Issue No. 98-10 be presented as a net amount in the income statement. This consensus is applicable to financial statement periods ending after July 15, 2002 and requires the reclassification of comparable reporting periods.

In previous reporting periods, these amounts were reported on a gross basis as a component of both Operating Revenues and Operating Expenses. At September 30, 2002, CMS Energy has adopted this consensus and as a result, these amounts are netted together in "Marketing, services and trading" Operating Revenues on the face of the Consolidated Statements of Income. The reclassification of prior periods had no impact on previously reported net income or stockholders' equity.



                                     CMS-22

                                                          CMS Energy Corporation


At the October 25, 2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. As a result of these recent changes, CMS Energy will evaluate its existing energy contracts to determine if any changes in the method of reporting the results of these contracts will be required effective January 1, 2003.

For a discussion of new accounting standards effective January 1, 2002, see Note 1, Corporate Structure and Basis of Presentation.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first nine months of 2002, Consumers paid $255 million in common dividends and other distributions and Enterprises paid $749 million in common dividends and other distributions to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and investing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, distribution and sale of electricity. For the first nine months of 2002 and 2001, consolidated cash from operations after interest charges totaled $323 million and $246 million, respectively.
The $77 million increase in cash from operations resulted primarily from larger decreases in accounts receivable and accrued revenues, a smaller increase in inventories, and a smaller decrease in accounts payable and accrued expenses. These sources of cash were partially offset by a decrease in cash earnings and decreases in deferred income taxes and investment tax credit. CMS Energy uses cash derived from its operating activities primarily to maintain its energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt, and to pay dividends.

INVESTING ACTIVITIES: For the first nine months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $899 million, while net cash used in investing activities totaled $994 million for the first nine months of 2001. The $1,893 million increase in cash reflects increased net proceeds from the sale of assets ($1,418 million) and a reduction in capital expenditures and investments in partnerships and unconsolidated subsidiaries ($453 million). CMS Energy's expenditures in the first nine months of 2002 for its utility and diversified energy businesses were $471 million and $172 million, respectively, compared to $519 million and $530 million, respectively, during the comparable period in 2001.

FINANCING ACTIVITIES: For the first nine months of 2002, CMS Energy's net cash used in financing activities totaled $1,004 million, while net cash provided by financing activities totaled $779 million for the first nine months of 2001. The decrease of $1,783 million resulted primarily from an increase in the retirement of bonds and other long-term debt ($498 million), a decrease in proceeds from Trust Preferred Securities ($121 million), a decrease in proceeds from notes, bonds and other long-term debt ($956 million) and an increase in the retirement of Trust Preferred Securities ($331 million).



                                     CMS-23

                                                          CMS Energy Corporation


In the first nine months of 2002, CMS Energy declared and paid $124 million in cash dividends to holders of CMS Energy Common Stock. In October 2002, the Board of Directors declared a quarterly dividend of $0.18 per share on CMS Energy Common Stock, payable in November 2002. The quarterly dividend is consistent with the requirements of the new credit facilities described below.

The following table summarizes securities issued during the first nine months of 2002:



                                                            Distribution/          Amount
                           Month Issued     Maturity        Interest Rate       (In Millions)     Use of Proceeds
---------------------------------------------------------------------------------------------------------------------------
CMS ENERGY
GTNs Series F                   January          (1)            7.33%               $  12         General corporate purposes
Common Stock                        (2)          n/a      11 million shares           350         Repay debt and general
                                                                                    -----         corporate purposes

                                                                                    $ 362
                                                                                    -----
CONSUMERS
Senior Notes                     March           2005            6.00%              $ 300          Repay debt
                                                                                    -----

Total                                                                               $ 662
                                                                                    =====

-------------------------------------------------------------------------------------------------------------------

(1) GTNs are issued with varying maturity dates. The interest rate shown herein is a weighted average interest rate.
(2) In July 2002, 8.8 million shares of Common Stock were issued in conjunction with the conversion of the Adjustable Convertible Trust Securities (CMS Energy Trust II). Through May 10, 2002, 1.3 million shares were issued in conjunction with CMS Energy's Continuous Stock Offering Program, activated in February 2002, for which 2 million shares are registered. No shares have been issued under this program since that date. Finally, approximately 1 million shares were issued from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

OTHER INVESTING AND FINANCING MATTERS: At September 30, 2002, the book value per share of CMS Energy Common Stock was $14.03.

At November 1, 2002, CMS Energy had an aggregate $1.3 billion in securities registered for future issuance.

In May 2002, CMS Energy registered $300,000,000 Series G GTNs. The notes will be issued from time to time with the proceeds being used for general corporate purposes. As of November 1, 2002, no Series G GTNs had been issued.

On July 1, 2002, the 7,250,000 units of 8.75% Adjustable Convertible Trust Securities (CMS Energy Trust II) were converted to 8,787,725 newly issued shares of CMS Energy Common Stock.

On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy and are as follows: a $295.8 million revolving credit facility by CMS Energy, maturing March 31, 2003; a $300 million revolving credit facility by CMS Energy, maturing December 15, 2003; a $150 million short-term loan by Enterprises, maturing December 13, 2002; a $250 million revolving credit facility by Consumers, maturing July 11, 2003; and a $300 million term loan by Consumers, maturing July 11, 2003 with a one-year extension at Consumers' option.



                                     CMS-24

                                                          CMS Energy Corporation



The facilities are secured credits with mandatory prepayment of borrowings under certain of the facilities with proceeds from asset sales and capital market issuances. The CMS Energy and Enterprises facilities grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line). The Consumers facilities grant the applicable bank groups security through first mortgage bonds. Bank and legal fees associated with restructuring the Facilities were approximately $12 million.

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

Pursuant to restrictive covenants in the CMS Energy $295.8 million facility, CMS Energy is limited to quarterly dividend payments of $0.1825 per share and must receive $250 million in net cash proceeds from the planned issuance of equity or equity-linked securities by December 31, 2002 in order to continue to pay a dividend thereafter. Further cost-cutting steps and sales of non-strategic assets are expected to eliminate the need for CMS Energy to access the capital markets for the remainder of 2002. Asset sale proceeds are expected to be used to repay the balance of CMS Energy's $295.8 million facility, but management can make no assurances that such payment will be made or that dividends will be declared by the Board of Directors.

The CMS Energy $300 million facility does not have the foregoing restrictive covenant, but does include a limitation on cash dividends if CMS Energy's level of Cash Dividend Income (as defined by the agreement) to interest expense falls below 1.05 to 1.00. As a result of these dividend restrictions, CMS Energy's Board of Directors cut the CMS Energy Common Stock dividend by approximately 50 percent, to an annual rate of 72 cents per share during the third quarter of 2002. Also pursuant to restrictive covenants in its facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy, and has paid $154 million for the nine months ended September 30, 2002.

The CMS Energy credit facilities have an interest rate of LIBOR plus 300 basis points. The Consumers' $250 million credit facility has an interest rate of LIBOR plus 200 basis points (although the rate may fluctuate depending on the rating of Consumers First Mortgage Bonds) and the interest rate on the $300 million term loan is LIBOR plus 450 basis points, which may also fluctuate depending on the rating of Consumers' First Mortgage Bonds.

In September 2002, Consumers' exercised its extension option on the $300 million term loan to move the maturity date to July 11, 2004. Also in September 2002, CMS Energy retired the $150 million short-term loan by Enterprises using proceeds from the sale of CMS Oil and Gas and other assets. In October 2002, Consumers simultaneously entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional First Mortgage Bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is currently LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these Agreements currently is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.



                                     CMS-25

                                                          CMS Energy Corporation



The facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                       Limitation                 Ratio at September 30, 2002
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY:
Consolidated Leverage Ratio (a)               not more than 5.75 to 1.00               5.32 to 1.00
Cash Dividend Coverage Ratio (a)              not less than 1.25 to 1.00               1.87 to 1.00
Dividend Coverage Ratio                       not less than 1.15 to 1.00               3.40 to 1.00
Restricted Payment Ratio (a)                  not less than 1.05 to 1.00               2.11 to 1.00
CONSUMERS:
Debt to Capital Ratio (a)                     not more than 0.65 to 1.00               0.53 to 1.00
Interest Coverage Ratio (a)                   not less than 2.00 to 1.00               3.36 to 1.00
-------------------------------------------------------------------------------------------------------------------
(a) Violation of this ratio would constitute an Event of Default under this facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.



In 1994, CMS Energy executed an indenture (the "Indenture") with J.P.Morgan Chase Bank pursuant to CMS Energy's general term notes program. The Indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the Indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds
0.75 to 1.0. Upon activation of the limitation, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding at CMS Energy and at the material subsidiaries. At September 30, 2002, CMS Energy's consolidated leverage ratio was 0.73 to 1.0. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year-end debt ratio in excess of 75 percent. This debt ratio may be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

CREDIT RATINGS: In July 2002, the credit ratings of the publicly traded securities of each of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits, and directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, rights were triggered in several contractual arrangements between CMS Energy subsidiaries and third parties. More specifically, a loan to Panhandle made in connection with the December 2001 LNG off balance sheet monetization transaction is subject to repayment demand by the unaffiliated equity partner in the LNG Holdings joint venture. At September 30, 2002, Panhandle's remaining balance on the $75 million note payable to LNG Holdings was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle



                                     CMS-26

                                                          CMS Energy Corporation


with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

Further, one of the issuers of a joint and several surety bond in the approximate amount of $187 million supporting a CMS MST gas supply contract has demanded acceptable collateral for the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. The second issuer of the $187 million surety bond has similar rights in connection with surety bonds supporting two other CMS MST gas supply contracts, aggregating approximately $112 million. That surety bond issuer has entered into discussions with CMS MST about the possible posting of acceptable collateral for all three additional surety bonds. CMS Energy has reached a settlement in principle that would provide the surety bond issuers with collateral and resolve the litigation. However, the settlement is subject to final documentation as well as approval by the banks that are party to the CMS Energy secured credit lines.

CMS Energy plans to continue to pursue the sale of targeted assets throughout 2002. Even though assets have been identified for sale, management cannot predict when, nor make assurances regarding the value of the consideration to be received or whether these sales will occur.

The following information on CMS Energy's contractual obligations, off-balance sheet financings and commercial commitments is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available.

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


Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                 -------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 6,585       $  158      $  562   $ 1,424       $706               $ 3,735
   Notes payable                       245           10         235         -          -                     -
   Capital lease obligations           123           50          21        19         18                    15
--------------------------------------------------------------------------------------------------------------

Off-balance sheet:
   Operating leases                     83            5          12         9          8                    49
   Non-recourse debt of FMLP           276           65           8        54         41                   108
   Sale of accounts receivable         325          325           -         -          -                     -
   Unconditional purchase
     Obligations                    18,038          955       1,171       925        858                14,129
---------------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy, through its subsidiary companies, has equity investments in


                                     CMS-27

                                                          CMS Energy Corporation


partnerships and joint ventures in which they have a minority ownership interest. As of September 30, 2002, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.8 billion, which includes the operating leases and non-recourse debt of FMLP shown in the table above. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

COMMERCIAL COMMITMENTS: As of September 30, 2002, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $1.5 billion. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of September 30, 2002, the actual amount of financial exposure covered by these guarantees and indemnities was $473 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees.


Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
                                                  ------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                        $ 995        $  20           -         -          -                   975
   Indemnities                         267            -           5         -         36                   226
   Letters of Credit                   240           28         191        18          -                     3
--------------------------------------------------------------------------------------------------------------

For further information, see Note 6, Short-Term and Long-Term Financings and Capitalization, incorporated by reference herein.

CAPITAL EXPENDITURES

CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $2.1 billion during 2002 through 2004. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations. As of September 2002, Consumers had $250 million in credit facilities and, through its wholly owned subsidiary Consumers Receivable Funding, a $325 million trade receivable sale program in place as anticipated sources of funds for general corporate purposes and currently expected capital expenditures.

CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ending December 31                                                  2002              2003               2004
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                  $  455            $   345             $  410
Consumers gas operations (a)                                              190                145                165
Natural gas transmission                                                  150                  -                  -
Independent power production                                               50                 10                 80
Oil and gas exploration and production                                     40                  -                  -
Marketing, services and trading                                            10                  -                  -
Other                                                                      15                  -                  -
                                                                      ---------------------------------------------

                                                                      $910(c)            $500(d)            $655(d)
===================================================================================================================



                                     CMS-28

                                                          CMS Energy Corporation


(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.
(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 5, Uncertainties - Electric Environmental Matters.
(c) This amount include Panhandle's estimated capital expenditures of $124 million in 2002, which includes expenditures associated with the Trunkline LNG terminal expansion, for which an application was filed with the FERC in December 2001, estimated at $8 million in 2002.
(d) These amounts exclude Panhandle's estimated capital expenditures of $112 million in 2003 and $124 million in 2004, which include expenditures associated with the Trunkline LNG terminal expansion, estimated at $33 million in 2003 and $66 million in 2004. CMS Energy is exploring the sale of Panhandle. For further information, see Outlook section of the MD&A.

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent nine months would increase or decrease by ($1.0) million and $1.0 million, respectively. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's



                                     CMS-29

                                                          CMS Energy Corporation

consolidated financial position or cash flows as of September 30, 2002. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities.

Consumers enters into electric call options, gas fuel for generation call options and swap contracts, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of September 30, 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $8 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of September 30, 2002, Consumers had an asset of $30 million, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2002, the fair value based on quoted future market prices of gas supply-related call and put option contracts was $1 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $.3 million.

Consumers is also planning to purchase nitrogen oxide emission credits in the years 2005 through 2008 to supplement its environmental compliance plan. The cost of these credits based on today's market is estimated to be $6 million per year, however, the market for nitrogen oxide emission credits is volatile and the price could change significantly. Based on these estimated costs, a hypothetical 10 percent adverse change in the market price would have a result of increasing the cost of the credits by $2 million.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with Trust Preferred Securities, and from interest rate swaps. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to provide a balance between risk and the lowest cost of capital. At September 30, 2002, the carrying amounts of long-term debt and Trust Preferred Securities were $6.6 billion and $0.9 billion, respectively, with corresponding fair values of $6.0 billion and $0.7 billion, respectively. Based on a sensitivity analysis at September 30, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase, respectively, by approximately $7 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $365 million to the fair value of its long-term debt and Trust Preferred Securities if it had to refinance all of its long-term fixed-rate debt and Trust Preferred Securities. CMS Energy does not intend to refinance its entire fixed-rate debt and Trust Preferred Securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of September 30, 2002.

At September 30, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $294 million was $9 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and



                                     CMS-30

                                                          CMS Energy Corporation

which have debt denominated in U.S. Dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For the first nine months of 2002, the mark-to-market adjustment for hedging was approximately zero of the total net foreign currency translation adjustment of $420 million of which $400 million was related to the Argentine currency translation adjustment. Based on a sensitivity analysis at September 30, 2002, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations. At September 30, 2002, the estimated fair value of the foreign exchange hedges was immaterial.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. As of September 30, 2002, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

For a discussion of accounting policies related to derivative transactions, see
Note 8, Risk Management Activities and Financial Instruments, incorporated by reference herein.

OUTLOOK

PENDING RESTATEMENT

As a result of certain events previously disclosed regarding round-trip trading, CMS Energy has engaged Ernst & Young to re-audit its financial statements for the fiscal years ended December 31, 2001 and 2000. During the course of the re-audit, in consultation with its new auditors, CMS Energy has determined that certain adjustments discussed elsewhere in this Form 10-Q (unrelated to the round-trip trades) by CMS Energy, Consumers, and Panhandle to their consolidated financial statements for the fiscal years ended December 2001 and 2000 are required. At the time it adopted the accounting treatments for the items, CMS Energy believed that such treatments were appropriate under generally accepted accounting principles, and Arthur Andersen concurred. CMS Energy has now determined it will adopt different accounting for certain transactions, upon the recommendation of Ernst & Young, as discussed elsewhere in this Form 10-Q. As a result, following completion of the re-audit, CMS Energy, Consumers and Panhandle intend to file an amended Form 10-K for the fiscal year ended December 31, 2001. In addition, CMS Energy, Consumers and Panhandle will file amended Form 10-Qs for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 following completion of Ernst & Young's review of the interim financial statements for these periods. As a result of these reviews and re-audits, there may be revisions to the financial statements contained in the above-referenced reports, including this Form 10-Q, which are in addition to the known revisions described earlier, some of which could be material. CMS Energy has advised the staff of the SEC about the pending restatements. CMS Energy is working with Ernst & Young to resolve these issues and expects it will file all restated results by the end of January 2003. For more information, see the sections entitled "Round Trip Trades" and "Change in Auditors and Pending Restatements" at the beginning of this MD&A.

LIQUIDITY AND CAPITAL RESOURCES

CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets. As discussed above, for the remainder of 2002 and during 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy and its subsidiaries also have approximately $1.6 billion of publicly issued and credit facility debt maturing in 2003, including the CMS Energy credit facilities described above. In addition, CMS Energy may



                                     CMS-31

                                                          CMS Energy Corporation

also become subject to liquidity demands pursuant to commercial commitments under guaranties, indemnities and letters of credit as indicated above.

CMS Energy is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan which involves the sale of non-strategic and under-performing assets, reduced capital expenditures, cost reductions and other measures. As noted elsewhere in this MD&A, CMS Energy has improved its liquidity through asset sales, with a total of approximately $2.7 billion in cash proceeds from such sales over the past two years. CMS Energy believes that further targeted asset sales, together with further reductions in operating expenses and capital expenditures, will also contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximately $1.6 billion in 2003 debt maturities.

As discussed above, CMS Energy's, Consumers' and Panhandle's financial statements will be restated. As a result, CMS Energy, Consumers and Panhandle are at present unable to deliver certified September 30, 2002 financial statements to lenders as required under certain bank facilities. Although CMS Energy, Consumers and Panhandle believe they will be able to secure waivers of this requirement, should they be unable to do so, they could be declared to be in default and the debt thereunder could be accelerated and become immediately due and payable. In addition, the occurrence of such an acceleration could entitle the holders of other debt of CMS Energy, Consumers and Panhandle to demand immediate repayment. The earliest date that an acceleration from a failure to deliver certified financial statements could occur is ten business days after receipt of notice of default after November 29, 2002.

CMS Energy's January 15, 1994 indenture restricts CMS Energy from incurring additional indebtedness when the debt ratio is in excess of 75 percent. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year end debt ratio in excess of 75 percent. In this event, CMS Energy and certain of its subsidiaries other than Consumers will be restricted from incurring new indebtedness until this condition is remedied. This restriction will not prevent CMS Energy from refinancing existing indebtedness or incurring up to $1 billion in bank financing. This debt ratio could be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

It should be noted that CMS Energy has historically met its liquidity needs through a combination of operating and investing activities, including through access to bank financing and the capital markets. As a result of the impact of the re-audit and pending restatement, ratings downgrades and related changes in its financial situation, CMS Energy's access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. There can be no assurance that the financial improvement plan will be successful, or that the necessary bank waivers will be obtained and the debt ratio lowered. A failure to achieve any of these goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

CORPORATE OUTLOOK

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

CMS Energy will continue to focus geographically on key growth areas where it already has significant investments and opportunities. CMS Energy's focus will be on North America, and on certain existing international operations and prior commitments in the Middle East.

Consistent with this "back-to-basics" strategy, CMS Energy is actively pursuing the sale of non-strategic and under-performing assets in order to improve cash flow and the balance sheet and has received approximately $2.7 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization out of its $2.9 billion asset sales and balance sheet improvement program. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy, Consumers and/or Panhandle.

In June 2002, CMS Energy announced its plans to sell CMS MST's performance contracting subsidiary, CMS Viron. CMS MST has eliminated its speculative trading business and reduced its workforce by approximately 25 percent.

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

In August 2002, CMS Energy began exploring the sale of Panhandle and CMS Field Services business units as



                                     CMS-32

                                                          CMS Energy Corporation


part of its ongoing effort to strengthen its balance sheet, improve credit ratings and enhance financial flexibility. The Panhandle units to be considered for sale are Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy has begun assessing the market's interest in purchasing these pipeline and field services businesses and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $212 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The combined sales will result in an after-tax loss of approximately $90 million, which is included in discontinued operations at September 30, 2002.

In October 2002, CMS Land executed a settlement agreement abandoning its 50% ownership interest in Bay Harbor Company, LLC, a real estate development company located in the northwestern region of Michigan's lower peninsula. The settlement agreement requires CMS Land to pay $16 million to Bay Harbor in consideration for certain indemnities and past liabilities assumed by Bay Harbor. CMS Land's investment in Bay Harbor at September 30, 2002 was $9 million.

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

In October 2001, Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of sendout capacity, up from its current sendout capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. The Commission Staff's Environmental Assessment determined that the Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. On August 27, 2002 the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expanded facility is currently expected to be in operation by January 2006 pending final FERC approvals. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by capital markets, operating cash flows, or other funding.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern



                                     CMS-33

                                                          CMS Energy Corporation


California. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project, but is negotiating to participate as the LNG plant operator and will also provide technical support during the development of the project which is currently estimated to commence commercial operations in 2007.

The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $5 million was allocated to Panhandle. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Panhandle may be materially different than the $5 million recorded for this one item in September.

CMS Energy has completed the first step of goodwill impairment testing at Panhandle as required by SFAS No. 142, which indicated a significant impairment of Panhandle's goodwill existed as of January 1, 2002. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual impairment is determined in a second step involving a detailed valuation of all assets and liabilities, the results of which will be reflected as the cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is being performed utilizing an independent appraiser and will be completed in the fourth quarter of 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. For further information, see Note 4, Goodwill.

In August of 2002, the FERC issued a Notice of Proposed Rulemaking concerning the management of funds from a FERC-regulated subsidiary by a non-FERC regulated parent. The proposed rule would establish limits on the amount of funds that could be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements would also require participants to provide documentation of certain transactions. In the NOPR, the FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings.

INDEPENDENT POWER PRODUCTION OUTLOOK: CMS Energy's independent power production subsidiary plans to complete the restructuring of its operations during 2002 and into 2003 by narrowing the scope of its existing operations and commitments from four regions to two regions: the U.S. and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants. CMS Energy is actively pursuing the sale, full liquidation, or other disposition of several of its designated assets and investments, but management cannot predict when, nor make any assurances that, these asset and investment sales will occur.



                                     CMS-34

                                                          CMS Energy Corporation


MARKETING, SERVICES AND TRADING OUTLOOK: Dynamic changes in the energy trading markets over the past year have resulted in a deterioration of credit quality, loss of market liquidity and a heightened sensitivity to earnings volatility. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but credit constraints continue to severely limit CMS MST's ability to actively manage and optimize its open positions. These changes have forced a significant change in CMS MST's business strategy. CMS MST will continue to streamline its portfolio to reduce outstanding credit guarantees as well as its non-core businesses. A sale of MST's wholesale structured power and gas business is expected to be complete by the first quarter of 2003. The sale of the company's non-core retail offices and its energy conservation unit, CMS Viron, are expected to be complete by the first quarter of 2003, however, management cannot make any assurances as to when these asset sales will actually occur. In September 2002, CMS MST sold its 50 percent equity interest in Enline Energy Solutions LLC at book value. The proceeds received were immaterial.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows as well as balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the impact of any future rate cases or FERC actions or orders on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; 6) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 7) the impact of ratings downgrades on CMS Energy's liquidity, costs of operating, current limited access to capital markets, and cost of capital; and 8) actual amount of goodwill impairment and related impact on earnings and balance sheet which could negatively impact CMS Energy's borrowing capacity.

OTHER OUTLOOK

GAS INDEX PRICING REPORTING: On November 4, 2002, CMS Energy announced that it is conducting an internal review of the natural gas trade information provided by CMS MST and CMS Field Services to energy industry publications that compile and report index prices. A preliminary analysis indicates that some employees provided inaccurate information in the voluntary reports. CMS Energy and its subsidiaries no longer provide natural gas trade information to energy industry publications. CMS Energy has notified the appropriate regulatory and governmental agencies of this review. On November 5, 2002, CMS Energy received an information request from the Commodity Futures Trading Commission pursuant to a prior subpoena relating to round trip trading. The Commodity Futures Trading Commission requested certain information regarding the employees involved in providing the inaccurate natural gas trade data to industry publications as well as details of the information provided. CMS Energy has produced documents and information responsive to the November 5, 2002 request.

SEC INVESTIGATION: CMS Energy is cooperating with investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and the CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.



                                     CMS-35

                                                          CMS Energy Corporation


SECURITIES CLASS ACTION LAWSUITS: Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See Exhibit 99(d) for case names, dates instituted and principal parties) All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Consumers Energy, Mr. Joos and Ms. Pallas are named as defendants on certain of the suits. The cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy is seeking to elect two new members to its Board of Directors to serve as an independent investigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

ERISA CLAIMS: On July 11, 2002 and July 18, 2002, two Consumers employees filed separate alleged class action lawsuits on behalf of the participants and beneficiaries of the CMS Employees' Savings and Incentive Plan in the United States District Court for the Eastern District of Michigan. CMS Energy, Consumers and CMS MST are defendants in one action, and CMS Energy, Consumers, and other alleged fiduciaries are defendants in the other. The complaints allege various counts arising under the ERISA. The two cases will be consolidated into a single lawsuit and a single consolidated amended complaint will be filed. CMS Energy intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

TERRORIST ATTACKS: Since the September 11, 2001 terrorist attacks in the United States, CMS Energy has increased security at substantially all facilities and infrastructure, and will continue to evaluate security on an ongoing basis. CMS Energy may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, CMS Energy anticipates that increased operating costs related to security after September 11, 2001 could be significant. It is not certain that any additional costs will be recovered in Consumers' or Panhandle's rates.

OTHER: Rouge Steel Company, with whom DIG has contracted to sell steam for industrial use and purchase blast furnace gas as fuel at prices significantly less than the cost of natural gas, is considering altering certain of its operational processes as early as mid-2004. These alterations could have an adverse operational and financial impact on DIG by significantly reducing Rouge Steel Company's demands for steam from DIG and its ability to provide DIG with economical blast furnace gas. However, these alterations may result in additional electric sales to Rouge Steel Company. CMS Energy is currently assessing these potential operational and financial impacts and DIG is evaluating alternatives to its current contractual arrangements with Rouge Steel Company, but CMS Energy cannot predict the ultimate outcome of these matters at this time.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an



                                     CMS-36

                                                          CMS Energy Corporation


average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of November 2002, 446 MW of generation services were being provided by such suppliers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers, in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.



                                     CMS-37

                                                          CMS Energy Corporation

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing recovery, through the MISO of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured these contracts are in effect through 2005. As of September 2002, some contracts have expired, but outstanding contracts involve approximately 500 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay


                                     CMS-38

                                                          CMS Energy Corporation


was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers has filed a renewed motion for a stay of the effectiveness of the Code of Conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers is continuing to explore its options which may include seeking an appeal of the Michigan Court of Appeals' ruling. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in the United States Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect company operations and financial requirements.

Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO. For further information, see Note 5, Uncertainties, "Electric Rate Matters
- Transmission."

In July 2002, the FERC issued a 600-page notice of proposed rulemaking on standard market design for


                                     CMS-39

                                                          CMS Energy Corporation


electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment until November 15, 2002 and January 10, 2003 for certain standard market design issues. Consumers is currently studying the effects of the proposed rulemaking and intends to file comments with the FERC. The proposed rulemaking is primarily designed to correct perceived problems in the electric transmission industry. Consumers sold its electric transmission system in 2002, but is a transmission customer. The financial impact to Consumers is uncertain, but the final standard market design rules could significantly increase delivered power costs to Consumers and the retail electric customers it serves.

There are multiple proceedings pending before the FERC regarding transitional transmission pricing mechanisms intended to mitigate the revenue impact on transmission owners resulting from the elimination of "Rate Pancaking". "Rate Pancaking" represents the application of the transmission rate of each individual transmission owner whose system is utilized on the scheduled path of an energy delivery and its elimination could result in "lost revenues" for transmission owners. It is unknown what mechanism(s) may result from the proceedings currently pending before the FERC, and as such, it is not possible at this time to identify the specific effect on Consumers. It should be noted, however, that Consumers believes the results of these proceedings could also significantly increase the delivered power costs to Consumers and the retail electric customers it serves.

Similarly, other proceedings before the FERC involving rates of transmission providers of Consumers could increase Consumers' cost of transmitting power to its customers in Michigan. As RTOs develop and mature in Consumers' area of electrical operation, and those RTOs respond to FERC initiatives concerning the services they must provide and the systems they maintain, Consumers believes that there is likely to be an upward cost trend in transmission used by Consumers, ultimately increasing the delivered cost of power to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings and trends are not currently quantifiable.

Wholesale Market Competition: In 1996, Detroit Edison gave Consumers its four-year notice to terminate their joint operating agreements for the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, Detroit Edison and Consumers began separate merchant operations. This opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers has successfully operated its independent merchant system since April 1, 2001. Although Consumers cannot predict the long-term financial impact of terminating these joint merchant operations, this change places Consumers in the same competitive position as all other wholesale market participants.

Wholesale Market Pricing: FERC authorizes Consumers to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers the seller's level of "market power," due to the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. To continue its authorization to sell at market prices, Consumers filed a traditional market dominance analysis and indicated its compliance therewith in October 2001. In November 2001, the FERC issued an order modifying the traditional method of determining market power. In September 2002, a Consumers' affiliate, CMS MST, was required by the FERC to file an updated market power study to determine if CMS MST or any of its affiliates, including Consumers, had market power. The study, using FERC's modified method, found that neither CMS MST nor its affiliates possess market power.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.



                                     CMS-40

                                                          CMS Energy Corporation


PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan electric distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. On November 7, 2002, the MPSC issued an order initiating the formal rulemaking proceeding. Consumers will continue to participate in this process. Consumers cannot predict the nature of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, and Note 5, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) the effects of derivative accounting and potential earnings volatility, and 10) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its electric business. For further information about these trends or uncertainties, see Note 5, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of approximately one percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested a $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. See Note 5, Uncertainties "Gas Rate Matters
- Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the



                                     CMS-41

                                                          CMS Energy Corporation


unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and 2003 and further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 6) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 7) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its gas business. For further information about these uncertainties, see Note 5, Uncertainties.

CONSUMERS' OTHER OUTLOOK

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $29 million was allocated to Consumers. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Consumers may be materially different than recorded for this one item.

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





                                     CMS-42

                                                          CMS Energy Corporation

                              CMS ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
SEPTEMBER 30                                                               2002          2001           2002          2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                      In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                        $ 776         $ 738        $ 2,013       $ 2,027
  Gas utility                                                               134           149          1,002           928
  Natural gas transmission                                                  170           205            567           854
  Independent power production                                               93            97            310           314
  Marketing, services and trading                                           159           141            361           590
  Other                                                                       1             3             32            15
                                                                          -------------------------------------------------
                                                                          1,333         1,333          4,285         4,728
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                             87            95            275           266
    Purchased and interchange power                                         172           190            308           416
    Purchased power - related parties                                       143           155            416           399
    Cost of gas sold                                                        213           234          1,108         1,425
    Other                                                                   295           259            768           792
                                                                          -------------------------------------------------
                                                                            910           933          2,875         3,298
  Maintenance                                                                57            59            180           189
  Depreciation, depletion and amortization                                  103           113            329           353
  General taxes                                                              52            52            170           171
  Loss contracts and reduced asset valuations                                 -           554              -           554
                                                                          -------------------------------------------------
                                                                          1,122         1,711          3,554         4,565
---------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                                          175           (63)           406           153
  Gas utility                                                               (15)           (2)            68            78
  Natural gas transmission                                                   41             7            140           143
  Independent power production                                               43          (328)           154          (276)
  Marketing, services and trading                                            (4)           18            (29)           75
  Other                                                                     (29)          (10)            (8)          (10)
                                                                          -------------------------------------------------
                                                                            211          (378)           731           163
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                          (9)           (9)           (26)          (26)
  Gain (loss) on asset sales, net                                            12             -             60            (1)
  Other, net                                                                  6             8             15            22
                                                                          -------------------------------------------------
                                                                              9            (1)            49            (5)
---------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INTEREST AND TAXES                                   220          (379)           780           158
---------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                142           130            385           400
  Other interest                                                              7            18             21            47
  Capitalized interest                                                       (5)           (7)           (14)          (34)
  Preferred dividends                                                         -             -              1             1
  Preferred securities distributions                                         18            25             68            71
                                                                          -------------------------------------------------
                                                                            162           166            461           485
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                     58          (545)           319          (327)

INCOME TAXES (BENEFITS)                                                      50          (184)           147          (109)

MINORITY INTERESTS                                                            2             2              4             3
                                                                          -------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                      6          (363)           168          (221)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                   17          (206)           186          (186)
                                                                          -------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                              23          (569)           354          (407)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL                        -             -             (9)            -
                                                                          -------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      23          (569)           345          (407)

EXTRAORDINARY ITEM                                                            -             -             (8)            -
                                                                          -------------------------------------------------

CONSOLIDATED NET INCOME (LOSS)                                            $  23       $  (569)        $  337       $  (407)
===========================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                           144           133            137           130
===========================================================================================================================

BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE                            $ .16       $ (4.29)        $ 2.45       $ (3.13)
===========================================================================================================================

DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE                          $ .16       $ (4.29)        $ 2.42       $ (3.13)
===========================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                                       $ .18       $  .365         $  .91       $ 1.095
===========================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-43

                                                          CMS Energy Corporation

                              CMS ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                          NINE MONTHS ENDED
SEPTEMBER 30                                                                              2002          2001
-------------------------------------------------------------------------------------------------------------
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)                                                         $ 337        $ (407)
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $5 and $5, respectively)                                      329           353
        Contract losses and revaluations                                                     -           554
        Discontinued operations (Note 2)                                                  (186)          186
        Capital lease and debt discount amortization                                        17            17
        Accretion expense                                                                   26            26
        Undistributed earnings from related parties                                       (102)           (2)
        (Gain) loss on the sale of assets                                                  (60)            1
        Cumulative effect of an accounting change                                            9             -
        Extraordinary item                                                                   8             -
        Changes in other assets and liabilities:
           Decrease in accounts receivable and accrued revenues                            415           180
           Increase in inventories                                                         (48)         (365)
           Decrease in accounts payable and accrued expenses                              (175)         (334)
           Decrease in deferred income taxes and investment tax credit                    (105)          (30)
           Change in postretirement benefits, net                                          (46)            -
           Changes in other assets and liabilities                                         (96)           67
                                                                                    -------------------------

          Net cash provided by operating activities                                        323           246
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                       (523)         (862)
  Investments in partnerships and unconsolidated subsidiaries                              (49)         (163)
  Cost to retire property, net                                                             (50)          (73)
  Investments in nuclear decommissioning trust funds                                        (5)           (5)
  Proceeds from nuclear decommissioning trust funds                                         19            21
  Proceeds from sale of assets                                                           1,527           109
  Other                                                                                    (20)          (21)
                                                                                    -------------------------

          Net cash provided by (used in) investing activities                              899          (994)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                     688         1,644
  Proceeds from trust preferred securities                                                   -           121
  Issuance of common stock                                                                 350           334
  Retirement of bonds and other long-term debt                                          (1,421)         (923)
  Retirement of trust preferred securities                                                (331)            -
  Repurchase of common stock                                                                 -            (5)
  Payment of common stock dividends                                                       (124)         (135)
  Decrease in notes payable, net                                                          (185)         (250)
  Payment of capital lease obligations                                                     (11)          (17)
  Other financing                                                                           30            10
                                                                                    -------------------------

          Net cash provided by (used in) financing activities                           (1,004)          779
-------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                        218            31

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                   189           182
                                                                                    -------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $ 407         $ 213
=============================================================================================================

                                     CMS-44

                                                          CMS Energy Corporation

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                             $ 421         $ 450
  Income taxes paid (net of refunds)                                                       (42)           (6)
  Pension and OPEB cash contribution                                                       126           103
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                $   -         $  13
  Other assets placed under capital leases                                                  65            15
=============================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-45

                                                          CMS Energy Corporation

                                   CMS ENERGY CORPORATION
                                Consolidated Balance Sheets

ASSETS                                                                          SEPTEMBER 30     DECEMBER 31       SEPTEMBER 30
                                                                                        2002            2001               2001
                                                                                  (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                   $ 7,504         $ 7,661            $ 7,513
  Gas utility                                                                          2,692           2,593              2,566
  Natural gas transmission                                                             2,308           2,271              2,207
  Oil and gas properties (successful efforts method)                                      21             849                783
  Independent power production                                                           699             916                888
  International energy distribution                                                      218             228                215
  Other                                                                                  151             113                 91
                                                                            ----------------------------------------------------
                                                                                      13,593          14,631             14,263
  Less accumulated depreciation, depletion and amortization                            6,523           6,833              6,735
                                                                            ----------------------------------------------------
                                                                                       7,070           7,798              7,528
  Construction work-in-progress                                                          488             564                567
                                                                            ----------------------------------------------------
                                                                                       7,558           8,362              8,095
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                           706             718                781
  Natural gas transmission                                                               269             501                540
  Midland Cogeneration Venture Limited Partnership                                       370             300                296
  First Midland Limited Partnership                                                      250             253                249
  Other                                                                                   86             135                105
                                                                            ----------------------------------------------------
                                                                                       1,681           1,907              1,971
--------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                 407             189                213
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $16, $17 and $16, respectively                                         309             681                585
  Accounts receivable - Marketing, services and trading,
    less allowances of $11, $14 and $4, respectively                                     441             561                634
  Inventories at average cost
    Gas in underground storage                                                           630             587                630
    Materials and supplies                                                               163             174                145
    Generating plant fuel stock                                                           49              52                 50
  Price risk management assets                                                           240             461              1,093
  Prepayments and other                                                                  200             206                252
                                                                            ----------------------------------------------------
                                                                                       2,439           2,911              3,602
--------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitization costs                                                                 699             717                710
    Postretirement benefits                                                              191             209                214
    Abandoned Midland Project                                                             11              12                 12
    Other                                                                                173             167                 89
  Price risk management assets                                                           386             424                350
  Goodwill, net                                                                          740             811                824
  Nuclear decommissioning trust funds                                                    530             581                568
  Notes receivable - related party                                                       203             177                163
  Notes receivable                                                                       126             134                142
  Other                                                                                  485             568                749
                                                                            ----------------------------------------------------
                                                                                       3,544           3,800              3,821
                                                                            ----------------------------------------------------

TOTAL ASSETS                                                                        $ 15,222        $ 16,980           $ 17,489
================================================================================================================================



                                     CMS-46

                                                          CMS Energy Corporation

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                SEPTEMBER 30           DECEMBER 31           SEPTEMBER 30
                                                                                2002                  2001                   2001
                                                                          (UNAUDITED)           (UNAUDITED)            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      In Millions
CAPITALIZATION
  Common stockholders' equity                                                $ 2,022               $ 1,890                $ 1,987
  Preferred stock of subsidiary                                                   44                    44                     44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                          393                   694                    694
  Company-obligated mandatorily redeemable preferred securities
    of Consumer's subsidiaries (a)                                               490                   520                    520
  Long-term debt                                                               6,585                 6,923                  7,402
  Non-current portion of capital leases                                          110                    60                     57
                                                                     -------------------------------------------------------------
                                                                               9,644                10,131                 10,704
----------------------------------------------------------------------------------------------------------------------------------




MINORITY INTERESTS                                                                74                    86                     82
----------------------------------------------------------------------------------------------------------------------------------



CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                           604                   981                    802
  Notes payable                                                                  246                   416                    153
  Accounts payable                                                               435                   547                    593
  Accounts payable - Marketing, services and trading                             274                   452                    392
  Accrued taxes                                                                  292                   125                     72
  Accrued interest                                                               125                   163                    155
  Accounts payable - related parties                                              65                    62                     68
  Price risk management liabilities                                              208                   381                  1,060
  Deferred income taxes                                                           11                    51                      9
  Other                                                                          444                   510                    657
                                                                     -------------------------------------------------------------
                                                                               2,704                 3,688                  3,961
----------------------------------------------------------------------------------------------------------------------------------



NON-CURRENT LIABILITIES
  Deferred income taxes                                                          712                   773                    646
  Postretirement benefits                                                        266                   333                    347
  Deferred investment tax credit                                                  92                   102                    104
  Regulatory liabilities for income taxes, net                                   282                   276                    270
  Price risk management liabilities                                              301                   352                    340
  Power loss contract reserves                                                   312                   354                    365
  Gas supply contract obligations                                                270                   287                    291
  Other                                                                          565                   598                    379
                                                                     -------------------------------------------------------------
                                                                               2,800                 3,075                  2,742
----------------------------------------------------------------------------------------------------------------------------------



COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 $ 15,222              $ 16,980               $ 17,489
====================================================================================================================================

(A) FOR FURTHER DISCUSSION, SEE NOTE 6 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-47

                                                          CMS Energy Corporation

                              CMS ENERGY CORPORATION
              CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
SEPTEMBER 30                                                                          2002          2001        2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       In Millions
COMMON STOCK
  At beginning and end of period                                                    $    1       $     1      $    1       $     1
-----------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                             3,317         3,264       3,269         2,936
  Common stock repurchased                                                               -            (5)          -            (5)
  Common stock reacquired                                                               (1)            -          (2)            -
  Common stock issued                                                                  303             6         352           334
                                                                                    -----------------------------------------------
      At end of period                                                               3,619         3,265       3,619         3,265
-----------------------------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                                               -            (4)         (4)           (2)
    Unrealized gain (loss) on investments (a)                                           (5)           (1)         (1)           (3)
                                                                                    -----------------------------------------------
      At end of period                                                                  (5)           (5)         (5)           (5)
                                                                                    -----------------------------------------------

  Derivative Instruments
    At beginning of period (b)                                                         (25)          (24)        (26)           13
    Unrealized gain (loss) on derivative instruments (a)                               (12)          (15)        (15)          (44)
    Reclassification adjustments included in consolidated net income (loss) (a)          1             -           5            (8)
                                                                                    -----------------------------------------------
      At end of period                                                                 (36)          (39)        (36)          (39)
-----------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                              (698)         (301)       (295)         (254)
  Change in foreign currency translation (a)                                           (17)          (17)       (420)          (64)
                                                                                    -----------------------------------------------
      At end of period                                                                (715)         (318)       (715)         (318)
-----------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                              (838)         (252)     (1,055)         (320)
  Consolidated net income (loss) (a)                                                    23          (569)        337          (407)
  Common stock dividends declared                                                      (27)          (96)       (124)         (190)
                                                                                    -----------------------------------------------
      At end of period                                                                (842)         (917)       (842)         (917)
                                                                                    -----------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                   $2,022       $ 1,987      $2,022       $ 1,987
===================================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
       Revaluation capital
         Investments
           Unrealized gain (loss) on investments, net of tax of
             $3, $1, $- and $1, respectively                                        $   (5)      $    (1)     $   (1)      $    (3)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $(2), $2, $(3) and $13, respectively                        (12)          (15)        (15)          (44)
           Reclassification adjustments included in consolidated net income (loss),
             net of tax of $-, $-, $(2) and $4, respectively                             1             -           5            (8)
       Foreign currency translation, net                                               (17)          (17)       (420)          (64)
       Consolidated net income (loss)                                                   23          (569)        337          (407)
                                                                                    -----------------------------------------------

       Total Consolidated Comprehensive Income (Loss)                               $  (10)      $  (602)     $  (94)      $  (526)
                                                                                    ===============================================

(b) Nine months ended September 30, 2001 is the cumulative effect of change in accounting principle, net of $(8) tax (Note 1).

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-48

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have not been reviewed by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. In April 2002, the Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit CMS Energy's financial statements for the year ending December 31, 2002. CMS Energy previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, CMS Energy's Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

CMS Energy expects that the review of these interim Consolidated Financial Statements by our independent public accountants will occur upon completion of the restatement of CMS Energy Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. See Note 5, Uncertainties - "Round Trip Trades" and "Change in Auditors and Restatement."

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three and nine months ended September 30, 2002, undistributed equity earnings were $21 million and $102 million, respectively compared to $28 million and $2 million for the three and nine months ended September 30, 2001. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the



                                     CMS-49

                                                          CMS Energy Corporation

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

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated distribution customers. As of September 30, 2002, Consumers had a net investment in electric supply facilities of $1.426 billion included in electric plant and property. See
Note 5, Uncertainties, "Electric Rate Matters - Electric Restructuring."

IMPLEMENTATION OF SFAS NO. 133: CMS Energy adopted SFAS No. 133 on January 1, 2001. This standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying hedge criteria, in which case the changes in fair value would be reflected in other comprehensive income. CMS Energy determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges is recognized in earnings.

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

The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:
                                                                    In Millions
--------------------------------------------------------------------------------
Fair value of derivative assets                                             $35
Fair value of derivative liabilities                                         14
Increase in accumulated other comprehensive income, net of tax                7
--------------------------------------------------------------------------------

Consumers believes that certain of its electric capacity and energy contracts do not qualify as derivatives due to the lack of an active energy market in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the



                                     CMS-50

                                                          CMS Energy Corporation

future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the purchase power agreement with the MCV, could be material to the financial statements.

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

As of September 30, 2002, Consumers recorded a total of $5 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

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



                                     CMS-51

                                                          CMS Energy Corporation

denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income.

RECLASSIFICATIONS: CMS Energy has reclassified certain prior year amounts for comparative purposes. For the three and nine months ended September 30, 2002 and 2001, CMS Energy reclassified a portion of cost of gas sold in 2001 to other operating expenses, reclassified various operations to discontinued operations, and reclassified the gain on the sale of CMS Oil and Gas' Equatorial Guinea properties to discontinued operations. These reclassifications did not affect consolidated net income for the years presented.

RESTRUCTURING AND OTHER COSTS: CMS Energy began a series of initiatives in the aftermath of CMS Energy's round-trip trading disclosure and the sharp drop of the company's stock price. Significant expenses associated with these initiatives have been incurred and are considered restructuring and other costs. These actions include: termination of five officers, 18 CMS Field Services employees and 37 CMS MST trading group employees, renegotiating a number of debt agreements, responding to many investigation and litigation matters, re-audit of the 2000 and 2001 financial statements and plans to relocate the corporate headquarters to Jackson, Michigan. These restructuring and other costs are being accumulated and reported as a reconciling item when calculating net income and earnings per share before reconciling items. These restructuring and other costs are included in consolidated net income.

Restructuring and other costs for the year-to-date September 30, 2002, which are reported in operating expenses ($41 million) and fixed charges ($12 million) includes:

         - Involuntary termination benefits of $17 million for officers and employees.

         - One-time consulting and structuring fees of $12 million to assist CMS Energy to arrange credit facilities related to the July 2002 debt renegotiations.

         - The $12 million of expenses associated with responding to and/or defending against investigations and lawsuits related to round-trip trading. These expenses could ultimately total $21 million for attorneys' fees and costs through final resolution. Potential insurance proceeds may total $12 million, reducing these expenses to $9 million.

         - Expenses for future rentals of $7 million have been accrued in connection with relocating the corporate headquarters to Jackson, Michigan. The relocation is expected to be complete by June 2003.

         - Other expenses, including the cost of re-auditing 2000 and 2001 total $5 million.

Of the above $53 million, $12 million has been paid for consulting and structuring fees and $10 million has been paid for severance and benefits as of September 30, 2002.

Additional restructuring and other costs are expected in the fourth quarter of 2002 of approximately $5 million related to relocating the corporate headquarters, terminating approximately 30 employees, and additional legal expenses for litigation issues. In the first half of 2003, restructuring and other costs related to relocating employees and other headquarters expenses are expected to be $3 million. The relocation is expected to occur between March and June 2003.

EXTRAORDINARY ITEM: Cash proceeds received from asset sales in 2002 have been used to retire existing debt early. As a result, charges associated with the early extinguishment of debt of $8 million, net of tax, have been reflected as an extraordinary loss in the Consolidated Statements of Income for the nine months ended September 30, 2002.

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 30, 2002, according to their contributions to the consolidated CMS Energy tax loss.



                                     CMS-52

                                                          CMS Energy Corporation

ACCOUNTING FOR HEADQUARTERS BUILDING LEASE: In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building lease expires in June 2003. The new office building lessor has committed to fund up to $65 million for construction of the building, which is due to be completed during March 2003. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults, which Consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which could trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease during the second quarter of 2002. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet as of September 30, 2002, reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $45 million.

EITF ISSUE NO. 02-3, "RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17": In September 2002, the EITF reaffirmed the consensus originally reached in June 2002 that requires all gains and losses, including mark-to-market gains and losses and physical settlements, related to energy trading activities within the scope of EITF Issue No. 98-10 be presented as a net amount in the income statement. This consensus is applicable to financial statement periods ending after July 15, 2002 and requires the reclassification of comparable reporting periods.

In previous reporting periods, these amounts were reported on a gross basis as a component of both Operating Revenues and Operating Expenses. At September 30, 2002, CMS Energy adopted this consensus and as a result, these amounts are netted together in "Marketing, services and trading" Operating Revenues on the face of the Consolidated Statements of Income. The reclassification of prior periods had no impact on previously reported net income or stockholders' equity.

At the October 25,2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. As a result of these recent changes, CMS Energy will evaluate its existing energy contracts to determine if any changes in the method of reporting the results of these contracts will be required effective January 1, 2003.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill and other intangible assets no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the fair value of the net assets of acquired companies and was amortized using the straight-line method, up to a forty-year life, through December 31, 2001. Effective January 1, 2002, CMS Energy adopted SFAS No. 142 (see Note 4, Goodwill).



                                     CMS-53

                                                          CMS Energy Corporation

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


2:   DISCONTINUED OPERATIONS

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $210 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The combined sales will result in an after-tax loss of approximately $90 million, which is included in discontinued operations at September 30, 2002.

In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enables building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. CMS Viron's strongest markets are in the mid-Atlantic, Midwest and California. CMS MST, upon announcing its intention to put CMS Viron up for sale, was required to measure the assets and liabilities of CMS Viron at the lower of the carrying value or the fair value less cost to sell in accordance with SFAS No. 144. After evaluating all of the relevant facts and circumstances including third-party bid data and liquidation analysis, $11.4 million, net of tax, has been reflected as a loss on discontinued operations in order to appropriately reflect the fair value less selling costs of CMS Viron. CMS Energy is actively seeking a buyer for the assets of CMS Viron and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $31 million after-tax loss in discontinued operations.

In May 2002, CMS closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $20 million ($11 million net of tax).

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas



                                     CMS-54

                                                          CMS Energy Corporation

reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations.

In September 2001, CMS Energy discontinued the operations of the International Energy Distribution segment. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

The following summarizes the balance sheet information of the discontinued operations:

                                                                     In Millions
September 30                                                   2002         2001
--------------------------------------------------------------------------------
Assets
     Cash                                                      $  8         $ 12
     Accounts receivable, net                                    37           36
     Materials and supplies                                       8            8
     Property, plant and equipment, net                          13           44
     Goodwill                                                    24           34
     Other                                                       58           59
                                                               -----------------
                                                               $148         $193
--------------------------------------------------------------------------------
Liabilities
     Accounts payable                                          $ 29         $ 30
     Current and long-term debt                                  14            1
     Accrued taxes                                               17           --
     Minority interest                                           18           47
     Other                                                       14           24
                                                               -----------------
                                                               $ 92         $102
--------------------------------------------------------------------------------

In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The pretax loss on disposal recorded for the nine months ended September 30, 2002 on the anticipated sale of these operations was $204 million, which included a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense was allocated to each discontinued operation based on its ratio of total capital to that of CMS Energy. See the table below for income statement components of the discontinued operations.

                                                                               In Millions
------------------------------------------------------------------------------------------
Nine months ended September 30                                               2002     2001
------------------------------------------------------------------------------------------
Discontinued operations:
  Income (loss) from discontinued operations, net of taxes of $179          $ 318    $  (3)
         and $1
  Loss on disposal of discontinued operations, net of tax benefit of $72
         and $21                                                             (132)    (183)
                                                                            --------------
                  Total                                                     $ 186    $(186)
==========================================================================================



                                     CMS-55

                                                          CMS Energy Corporation

3:   ASSET DISPOSITIONS

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The pretax gain on the sale was $516 million ($322 million, net of tax, or $2.44 and $2.36 per basic and diluted share, respectively). The gain on the Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in "Income (Loss) From Discontinued Operations" and the gain on the methanol plant of $19 million ($12 million, net of tax) is included in "Gain
(loss) on asset sales, net" on the Consolidated Statements of Income.

In April 2002, CMS Energy sold its equity ownership interest in Toledo Power Company electric generating facility in the Philippines for $10 million. Proceeds from the sale were used to repay debt. The pretax loss of $11 million ($8 million, net of tax) is included in "Gain (loss) on asset sales, net" on the Consolidated Statements of Income.

In May 2002, Consumers Energy closed on the sale of its electric transmission system, including reactor top equipment, for approximately $290 million to a limited partnership whose general partner is Washington D.C.-based Trans-Elect. The pretax gain of $38 million ($31 million, net of tax) is included in "Gain
(loss) on asset sale, net" on the Consolidated Statements of Income.

Also in May 2002, CMS Energy closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin for $101 million. Proceeds from the sale were used to reduce debt. The pretax gain included in "Income (Loss) From Discontinued Operations" on the Consolidated Statements of Income was $20 million ($11 million, net of tax).

In August 2002, CMS Energy sold its equity ownership interest in The National Power Supply Company electric generating facility in Thailand for $48 million. The pretax gain of $13 million ($13 million, net of tax) is included in "Gain
(loss) on asset sales, net" on the Consolidated Statements of Income.

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $212 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The pretax loss included in "Income (Loss) From Discontinued Operations" on the Consolidated Statements of Income was $140 million ($90 million, net of tax).

In October 2002, CMS Land executed a settlement agreement abandoning its 50% ownership interest in Bay Harbor Company, LLC, a real estate development company located in the northwestern region of Michigan's lower peninsula. The settlement agreement requires CMS Land to pay $16 million to Bay Harbor in consideration for certain indemnities and past liabilities assumed by Bay Harbor. CMS Land's investment in Bay Harbor at September 30, 2002 was $9 million.

Also in October CMS Generation completed the sale of its ownership interest in the 200 MW Vasavi Power Plant, located in Tamil Nada, India for $34 million. CMS Generation's investment in the Vasavi Power Plant


                                     CMS-56

                                                          CMS Energy Corporation

at September 30, 2002 was $59 million.

4:   GOODWILL

CMS MST: Effective January 1, 2002, SFAS No. 142 disallowed the continued amortization of goodwill and required the testing of goodwill for potential impairment. During the third quarter of 1999 CMS MST purchased a 100 percent interest in Viron Energy Services. CMS MST consolidated the activity of CMS Viron and recorded goodwill as a result of the purchase price allocation. In performing the analysis of CMS Viron's fair value as of January 1, 2002, CMS MST has (a) evaluated bids, (b) measured the liquidation basis fair value and (c) qualitatively evaluated any significant changes in the market value of CMS Viron's business between January 1, 2002 and the date of the bids. In performing the second step of the SFAS No. 142 analysis, CMS MST concluded that CMS Viron's entire fair value should be properly allocated to its non-goodwill assets and liabilities as of January 1, 2002. Based on the quantitative and qualitative analysis, in the second quarter of 2002, CMS MST recorded a change in accounting principle loss of $14 million ($9 million, net of tax) for goodwill impairment in accordance with the transition provisions of SFAS No. 142.

The following table represents what net income would have been had the goodwill impairment been recorded for the three months ended March 31, 2002.


                                                                               In Millions, Except Per Share Amounts
--------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                                 2002
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME OF CMS ENERGY AS REPORTED                                                             $ 399
     Goodwill Impairment                                                                                         (9)
     ---------------------------------------------------------------------------------------------------------------
     Consolidated Net Income As Adjusted                                                                      $ 390
====================================================================================================================

BASIC EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY AS REPORTED                                             $2.99
     Goodwill Impairment                                                                                      (0.07)
     ---------------------------------------------------------------------------------------------------------------
     Earnings Per Share As Adjusted                                                                           $2.92
     ===============================================================================================================

DILUTED EARNINGS PER AVERAGE COMMON SHARE OF CMS ENERGY AS REPORTED                                           $2.92
     Goodwill Impairment                                                                                      (0.07)
     ---------------------------------------------------------------------------------------------------------------
     Earnings Per Share As Adjusted                                                                           $2.85
     ===============================================================================================================

PANHANDLE: In accordance with SFAS No. 142, Panhandle completed the first step of the goodwill impairment testing which indicates a significant impairment of Panhandle's goodwill existed as of January 1, 2002. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and will be completed in the fourth quarter of 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. However, CMS Energy is currently exploring the sale of Panhandle and CMS Field Services business units. For further information, see Outlook section of the MD&A.


                                     CMS-57

                                                          CMS Energy Corporation

5:   UNCERTAINTIES

ROUND-TRIP TRADES

During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, which had no impact on previously reported consolidated net income, earnings per share or cash flows, had the effect of increasing operating revenues, operating expenses, accounts receivable, accounts payable and reported trading volumes. After internally concluding that cessation of these trades was in CMS Energy's best interest, these so called round-trip trades were halted in January 2002.

CMS Energy accounted for these trades in gross revenue and expense through the third quarter of 2001, but subsequently concluded that these round-trip trades should have been reflected on a net basis. In the fourth quarter of 2001, CMS Energy ceased recording these trades in either revenues or expenses. CMS Energy's 2001 Form 10-K, issued in March 2002, restated revenue and expense for the first three quarters of 2001 to eliminate $4.2 billion of previously reported revenue and expense. The 2001 Form 10-K did include $5 million of revenue and expense for 2001 from such trades, which remained uncorrected. At the time of the initial restatement, CMS Energy inadvertently failed to restate 2000 for round trip trades.

CMS Energy is cooperating with an SEC investigation regarding round-trip trading and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission, the FERC, and the United States Department of Justice regarding these transactions. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. In addition, CMS Energy's Board of Directors established the Special Committee of independent directors to investigate matters surrounding round-trip trading and the Special Committee retained outside counsel to assist in the investigation.

On October 31, 2002, the Special Committee reported the results of its investigation to the Board of Directors. The Special Committee discovered no new information inconsistent with the information previously reported by CMS Energy and as reported above. The investigation also concluded that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer, with the goal of enhancing CMS MST's ability to promote its services to new customers. The Special Committee found no apparent effort to manipulate the price of CMS Energy Common Stock or to affect energy prices.

The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.






                                     CMS-58

                                                          CMS Energy Corporation

PENDING RESTATEMENTS

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and 2000, CMS Energy has determined, in consultation with Ernst and Young, that certain adjustments (unrelated to the round-trip trades) by CMS Energy, Consumers, and Panhandle to their consolidated financial statements for the fiscal years ended December 2001 and 2000 are required. At the time it adopted the accounting treatment for these items, CMS Energy believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred. CMS Energy, Consumers and Panhandle are in the process of advising the SEC of these adjustments before restating their financial statements as disclosed below, and intend to amend their respective 2001 Form 10-Ks and each of the 2002 Form 10-Qs by the end of January 2003.

MCV REGULATORY DISALLOWANCE ACCOUNTING: In 1992, Consumers established a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers.


                                     CMS-59

                                                          CMS Energy Corporation


The reserve was adjusted in 1998 to reflect differences between management's original assumptions and the MCV Facility's actual performance. In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pretax) in the third quarter of 2001, and did so.

Upon recommendations from Ernst & Young, Consumers is in the process of reviewing its 2001 PPA accounting and related assumptions. This accounting review is currently being discussed with Ernst & Young and the SEC. Final conclusions have not yet been reached. At a minimum, however, the 2001 accounting will change, resulting in the reversal of the 2001 charge of $126 million. Further analysis and deliberations may produce additional accounting changes. In addition, as a result of this accounting treatment, Consumers expects that its ongoing operating earnings through 2002 will be reduced to reflect higher annual purchased power expense.

DIG LOSS CONTRACT ACCOUNTING: The DIG complex, a 710 MW combined-cycle facility, was constructed during 1998 through 2001 to fulfill contractual requirements and to sell excess power in the wholesale power market. DIG entered into Electric Sales Agreements (ESA) with Ford Motor Company, Rouge Industries and certain other Ford and Rouge affiliates, that require DIG to provide up to 300 MW of electricity at pre-determined prices for a fifteen-year term beginning in June 2000. DIG also entered into Steam Sales Agreements (SSA) with Ford and Rouge, whereby DIG is to supply process and heating steam at a fixed price commencing no later than June 1, 2000.

During the third quarter of 2001, CMS Energy recognized a pretax charge to earnings of $200 million for the calculated loss on portions of the power capacity under the ESAs. At that time CMS Energy assessed whether the DIG facility was impaired under SFAS No. 121 and concluded that the DIG facility was not impaired.

CMS Energy, with the concurrence of Ernst & Young has now determined that existing accounting literature precludes the recognition of anticipated losses on executory contracts such as those involved with the ESAs at DIG. Accordingly CMS Energy will reverse the $200 million loss on the ESA contracts and subsequent related transactions when it restates its 2001 financial statements and financial statements for each of the quarters in 2002.



                                     CMS-60

                                                          CMS Energy Corporation

As a result of existing impairment indicators and the pending restatement, CMS Energy is again assessing the recoverability of the carrying value due of its current $358 million investment in DIG in accordance with SFAS No. 144. The investment will be $530 million after reflecting the restatement above. This assessment is expected to result in a significant impairment charge in the fourth quarter of 2002.

ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTER-BOOK TRANSACTIONS: CMS MST's business activities include marketing to end users of energy commodities such as commercial and small industrial purchasers of natural gas (CMS MST's retail business) and trading activities with such entities as other energy trading companies (CMS MST's wholesale business). In accordance with GAAP during 2000 and 2001, CMS MST used two different methods to account for these distinct activities: it applied the mark-to-market method of accounting to its wholesale trading business operations, and it accounted for its retail business operations using the accrual method. Some other energy trading companies have taken a similar approach when their business activities have included retail operations.

EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, applies to certain parts of CMS MST's operations. EITF Issue No. 98-10 requires that energy-trading contracts be marked to market; that is, measured at fair value determined as of the balance sheet date, with the gains and losses included in the earnings. According to EITF Issue No. 98-10, the determination of whether an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances. CMS MST has used the mark-to-market method of accounting for its wholesale operations because these have been considered trading activities under EITF Issue No. 98-10. Because CMS MST's retail operations have not been considered trading activities, mark-to-market accounting under EITF Issue No. 98-10 has not been applied to any retail contracts.

During 2000 and 2001 CMS MST's wholesale business entered into certain transactions with CMS MST's retail business (inter-book transactions). The wholesale business marked-to-market these inter-book transactions while the retail business did not. CMS Energy has determined that the mark-to-market profits and losses that were recognized by the wholesale business on these inter-book transactions should have been eliminated in consolidation. CMS Energy will therefore recognize $54 million of pretax income and a $120 million pretax charge to earnings in 2000 and 2001 respectively, to eliminate the effects of mark-to-market accounting in consolidation on inter-book transactions when it restates its financial statements.

ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTERCOMPANY TRANSACTIONS: As explained above, during 2000 and 2001 CMS MST applied the mark-to-market method of accounting to the energy-trading contracts of its wholesale operations. In doing so, CMS MST did not distinguish between counterparties that were unrelated third parties, and those that were consolidated or equity-method affiliates. Energy-trading contracts with affiliated companies were therefore measured at their fair values as of the balance sheet date, with the gains and losses included in earnings. However, the affiliated counterparties accounted for these contracts on the accrual basis, because these companies were not engaged in energy trading activities and therefore their activities were not within the scope of EITF Issue No. 98-10, nor were their contracts with CMS MST required to be marked to market in 2001 under SFAS No. 133. The mark-to-market profits and losses that CMS MST recognized on the contracts with affiliated companies were included in the CMS Energy consolidated financial statements. CMS Energy has now concluded that these amounts should have been eliminated in consolidation.



                                     CMS-61

                                                          CMS Energy Corporation

CMS Energy's restated consolidated financial statements for 2001 and 2000 will eliminate the mark-to-market gains and losses on intercompany transactions which are still being quantified and audited. Adjustments to eliminate intercompany mark-to-market gains and losses may also be required in 2002.

CMS MST ACCOUNT RECONCILIATIONS: CMS MST's business experienced rapid growth during 2000 and 2001. Late in 2001, CMS Energy became aware of certain control weaknesses at CMS MST and immediately began an internal investigation. The investigation revealed that the size and expertise of the back-office accounting staff had not kept pace with the rapid growth and, as a result, bookkeeping errors had occurred and account reconciliations were not prepared. Additionally, computer interfaces of sub-ledgers to the general ledger were ineffective or lacking. As a result, sub-ledger balances did not agree to the general ledger and the differences were not reconciled. When Ernst & Young began its re-audit fieldwork, an account reconstruction and reconciliation project had been under way for some months. Most of the work has been performed by outside consultants, although additional internal personnel have also been assigned to the task. The effort has focused mainly on trade receivables and payables, intercompany accounts, and cash, but other balance sheet accounts are also being reconciled and adjusted.

The reconstruction work at CMS MST is nearing completion for December 31, 2000 and December 31, 2001 and the first three quarters of 2002. However, until all stages of this work have been finalized, reviewed by CMS MST management, and examined by Ernst & Young, the resulting adjustments are subject to change.



                                     CMS-62

                                                          CMS Energy Corporation

CONSOLIDATION OF LNG HOLDINGS: In late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. The LNG business was contributed to LNG Holdings, which received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle for the contributed LNG assets, and the joint venture also loaned $75 million to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. In addition, under the joint venture structure, Panhandle retained substantial control over the day to day activities of LNG Holdings and has the primary economic interest in the joint venture. Initially, CMS Energy and Panhandle believed that off-balance sheet treatment for the joint venture was appropriate under generally accepted accounting principles and Arthur Andersen concurred. Upon further analysis of these facts at this time, CMS Energy and Panhandle have now concluded that Panhandle did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001, and thereby recognize a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, and minority interest of $30 million. With the exception of certain immaterial reclassifications, there will be no impact to 2001 net income resulting from this accounting treatment. In 2002, the quarterly income recorded would be impacted due to the timing of earnings recognition from LNG Holdings, with income generally being recognized earlier by Panhandle upon consolidation. In addition, the gross revenues and expenses will be recorded on a consolidated basis versus the equity income previously recorded. For the quarterly periods in 2002 there will be an increase in net income of $4 million for the period ending March 31, 2002 and decrease of $1 million for each of the quarterly periods ending June and September 2002 due to equity income previously being recognized only to the extent cash was received by Panhandle.

STRUCTURED FINANCING OF METHANOL PLANT: In 1999, CMS Gas Transmission and an unrelated entity financed $250 million of the costs of construction of a jointly owned methanol plant with an off-balance-sheet special purpose entity (SPE) that entered into two separate non-recourse note borrowings containing cross-collateral provisions only with respect to a joint collection account into which the proceeds from shared collateral were to be deposited. Plant construction was completed in the spring of 2001. In December 2001, CMS Gas Transmission issued an irrevocable call for $125 million of these notes (i.e., the A1 Notes) and they were paid off in January 2002. As part of the 1999 financing, CMS Energy guaranteed the interest payments on the A1 Notes, subject to a $75 million limit. CMS Energy did not guarantee repayment of the A1 Notes; however, CMS Energy issued mandatorily convertible preferred stock to a trust as security for the A1 Notes. If an amount to repay the A1 Notes was not deposited within 120 days of the maturity date (or earlier date caused by, for example, a downgrade of the credit rating of CMS Energy) the holders of 25 percent of the A1 Notes could cause the mandatorily convertible preferred shares to be sold. The mandatorily convertible preferred stock of CMS Energy was convertible into the number of shares of CMS Energy Common Stock needed to make the note holder whole without limit. Additional security for the A1 Notes was 60 percent of the capital stock of CMS Methanol, an entity that held a 45 percent ownership interest in the methanol plant. The SPE's assets comprised investments in CMS Methanol and in another subsidiary that also owned a 45 percent interest in the methanol plant. Because the use of non-recourse debt having cross-collateral provisions only with respect to the joint collection account effectively segregated the cash flows and assets, in substance this financing created two separate SPEs. CMS Energy has now concluded, and Ernst & Young concurs, that it should have consolidated the virtual SPE created by the non-recourse borrowing. Therefore, CMS Energy will restate its 2000 and 2001 financial statements to increase its equity ownership interest in the methanol plant and increase debt, each by $125 million.



                                     CMS-63

                                                          CMS Energy Corporation


The table below summarizes the adjustments noted above and the estimated effects on CMS Energy's financial statements.

Estimated Net Income Impact (Millions)                    2000                 2001              2000-2001
----------------------------------------------------------------------------------------------------------
                                                                                                    Total
----------------------------------------------------------------------------------------------------------
MCV Regulatory Disallowance                               $  -                 $110                  $110
DIG Loss Contract Accounting                                 -                  130                   130
Mark-to-Market Gains and Losses on
  Inter-book Transactions                                   33                  (75)                  (42)
Mark-to-Market Gains and Losses on
  Intercompany Transactions                                 19                  (30)                  (11)
CMS MST Account Reconciliations                             (9)                  (7)                  (16)
----------------------------------------------------------------------------------------------------------


Additions to Consolidated Debt (Millions)                 2000                 2001                  2002
----------------------------------------------------------------------------------------------------------
Reconsolidation of LNG Facility                           $  -                 $215                  $219
Structured Financing of Methanol Plant                     125                  125                     -
----------------------------------------------------------------------------------------------------------

In addition to the above adjustments and the adjustments to reflect the elimination of round-trip trades, CMS Energy's restated consolidated financial statements will also include other adjustments identified in the re-audit, which have not been completely quantified at this time. These other adjustments include: 1) the recognition of CMS Energy's and Consumers' new headquarters lease previously treated as an operating lease, as a capital lease; 2) adjustments to SERP and OPEB liabilities and advertising costs; 3) adjustments required to reconcile intercompany accounts payable and accounts receivable and
4) other immaterial items.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with the EPA final regulations. Rules are expected to be promulgated and submitted to the EPA by the end of 2002. In addition, the EPA also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the State final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the


                                     CMS-64

                                                          CMS Energy Corporation

years 2005 through 2008. The cost of these credits based on the current market is estimated to be $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

These and other required environmental expenditures, if not recovered from customers in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of September 30, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS" ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below) 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Once the increased transmission capacity projects identified in the plan are completed, verification of compliance is required to be sent to the MPSC. Upon submittal of verification of compliance, Consumers expects to be deemed in


                                     CMS-65

                                                          CMS Energy Corporation

compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers.

SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction (approximately $22 million in 2000 and $49 million annually thereafter). The orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to retire $164 million of its common equity from its parent, CMS Energy. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers long-term debt and Trust Preferred Securities. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up was issued in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current

                                     CMS-66

                                                          CMS Energy Corporation

electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge revenues are remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

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

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset that it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $34 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments



                                     CMS-67

                                                          CMS Energy Corporation

that are to be credited. The $34 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. METC has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Traditionally, Consumers has planned for a reserve margin of approximately 15 percent. However, in light of the addition of new in-state generating capacity, additional transmission import capability, and FERC's standard market design notice of proposed rulemaking, which calls for a minimum reserve margin of 12 percent, Consumers is currently evaluating the appropriate reserve margin for 2003 and beyond. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of November 2002, alternative electric suppliers are providing 446 MW of generation supply to customers.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of September 30, 2002, Consumers had purchased or had commitments to purchase electric call option and capacity contracts partially covering the estimated reserve margin requirements for 2002 through 2007. As a result Consumers has a recognized asset of $30 million for unexpired call options and capacity contracts. The total cost of electricity call option and capacity contracts for 2002 is approximately $13 million, which is subject to change based upon potential changes in fair value for certain unexpired call options.

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

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.



                                     CMS-68

                                                          CMS Energy Corporation

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing recovery, through the MISO, of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT



                                     CMS-69

                                                          CMS Energy Corporation

rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                  $63                   $31
Income taxes and other                                                                    21                     9
------------------------------------------------------------------------------------------------------------------

Net income                                                                               $42                  $ 22
==================================================================================================================

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power



                                     CMS-70

                                                          CMS Energy Corporation

supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At September 30, 2002 and 2001, the remaining present value of the estimated future PPA liability associated with the loss totaled $168 million and $188 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                               2002     2003      2004      2005     2006     2007
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% net of tax             $38       $37       $36       $36     $36      $25
==================================================================================================================

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. For further material information, see "Pending Restatement and Other Related Uncertainties" in this Note.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2002, Consumers has a recorded liability to the DOE of $137 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which




                                     CMS-71

                                                          CMS Energy Corporation

Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and recently the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE and plans to pursue recovery of the nuclear fuel removal costs at its Big Rock and Palisades plants.

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

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of a single finding related to a fire protection smoke detector location with low safety significance, the NRC classified all inspection findings as having very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

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

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on-site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. NMC currently has responsibility for




                                     CMS-72

                                                          CMS Energy Corporation

operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan.

Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $25.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources, which could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts expired in the third quarter of 2002. As of December 31, 2001, Consumers



                                     CMS-73

                                                          CMS Energy Corporation

reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of September 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of September 30, 2002, a mark-to-market gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at September 30, 2002. These contracts expire in December 2002.

As of September 30, 2001, Consumers' electric business also used purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts were designated as cash flow hedges and, therefore, Consumers recorded any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurred, the net gain or loss on these contracts were reclassified to earnings and recorded as part of the cost of power. These contracts were highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss was recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $0.4 million. These contracts expired in 2001.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of



                                     CMS-74

                                                          CMS Energy Corporation

their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of September 30, 2002, Consumers has an accrued liability of $51 million, net of $31 million of expenditures incurred to date, and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

The MPSC, in its November 7, 2002, gas distribution rate order, authorized Consumers to continue to recover approximately $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of 10 years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. The annual amount that the MPSC authorized Consumers to recover in rates will continue to be offset by $2 million to reflect amounts recovered from all other sources.

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

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002. Consistent with the terms of the settlement, Consumers filed in June of 2002 to raise the GCR factor cap to $3.66 for the period July through September and Consumers proceeded to bill its customers at this new rate. In September, Consumers filed to raise the GCR factor cap to $3.79 for October through December, but expects to be able to continue billing at the $3.66 rate.



                                     CMS-75

                                                          CMS Energy Corporation

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Consumers requested a
12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief was primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorized Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested an annual $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER CONSUMERS' GAS UTILITY UNCERTAINTIES

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. Some of the fixed price gas supply contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133. As of September 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner. These contracts expire in October 2002.

As of September 30, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The change in value since inception in August 2002 is immaterial. Any change in fair value will be recorded in a similar manner as stated above for the change in fair value for fixed price gas supply contracts requiring derivative accounting.

PANHANDLE MATTERS

REGULATORY MATTERS: In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered the pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the



                                     CMS-76

                                                          CMS Energy Corporation

customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At September 30, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, resulting in a non-recurring gain associated with previously collected penalties of $4 million in Other revenue and a $2 million reversal of related interest expense. Prospectively, penalties will be credited to customers.

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, Trunkline LNG, now owned by LNG Holdings, a joint venture between Panhandle and Dekatherm Investment Trust, reduced its maximum rates.

In December 2001, Trunkline LNG, now partially owned by Panhandle, filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. Storage capacity will also be expanded to 9 billion cubic feet, from its current capacity of 6.3 billion cubic feet. On August 27, 2002 the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The FERC's July 2002 Environmental Assessment determined that the Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings.

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

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002 FERC issued an order approving the settlement, with modifications. On October 18, 2002 Trunkline Gas filed tariff sheets with the FERC to implement the Order 637 changes which will become effective November 1, 2002.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified



                                     CMS-77

                                                          CMS Energy Corporation

environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, Panhandle would be obligated to respond to these requests.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary building that houses the air compressor equipment at one of its compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination. Panhandle is also implementing a plan to assess the interior of auxiliary buildings at other compressor stations with similar histories of PCB containing lubricants and will remediate as required. The results of this assessment and remediation will be managed in accordance with federal, state and local regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle is implementing a program to remediate sites where such issues have been identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner. Approximately 15 percent of the paint projects in the last few years have required this special procedure.

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties are conducting an investigation of one of the sites. Final reports are expected in the fourth quarter of 2002. Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to be approximately $21 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to range from $15 million to $20 million for capital improvements to be incurred from 2004 through 2007.

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in early 2003. Beginning in 2002, the Texas Natural Resource Conservation Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's



                                     CMS-78

                                                          CMS Energy Corporation

Cypress Compressor Station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grand fathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million.

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

OTHER UNCERTAINTIES

CREDIT RATING: In July 2002, the credit ratings of the publicly traded securities of each of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities is largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, financial statement restatement and re-audit, and directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, rights were triggered in several contractual arrangements between CMS Energy subsidiaries and third parties. More specifically, a loan to Panhandle made in connection with the December 2001 LNG off-balance sheet monetization transaction is subject to repayment demand by the unaffiliated equity partner in the LNG Holdings joint venture. At September 30, 2002, Panhandle's remaining balance on the $75 million note payable to LNG Holdings was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee, and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

Further, one of the issuers of a joint and several surety bond in the approximate amount of $187 million supporting a CMS MST gas supply contract has demanded acceptable collateral for the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal



                                     CMS-79

                                                          CMS Energy Corporation

district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. The second issuer of the $187 million bond has similar rights in conjunction with surety bonds supporting two other CMS MST gas supply contracts, aggregating approximately $112 million. That surety bond issuer has entered discussions with CMS MST about the possible posting of acceptable collateral for all three additional surety bonds. CMS Energy has reached a settlement in principle that would provide the issuers with acceptable collateral and resolve the litigation. However, the settlement is subject to final documentation as well as approval by the banks that are party to the CMS Energy secured credit facilities.

GAS INDEX PRICING REPORTING: On November 4, 2002, CMS Energy announced that it is conducting an internal review of the natural gas trade information provided by CMS MST and CMS Field Services to energy industry publications that compile and report index prices. A preliminary analysis indicates that some employees provided inaccurate information in the voluntary reports. CMS Energy and its subsidiaries no longer provide natural gas trade information to energy industry publications. CMS Energy has notified the appropriate regulatory and governmental agencies of this review. On November 5, 2002, CMS Energy received an information request from the Commodity Futures Trading Commission pursuant to a prior subpoena relating to round-trip trading. The Commodity Futures Trading Commission requested certain information regarding the employees involved in providing the inaccurate natural gas trade data to industry publications as well as details of the information provided. CMS Energy has produced documents and information responsive to the November 5, 2002 request.

SECURITIES CLASS ACTION LAWSUITS: Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See Exhibit 99(d) for case names, dates instituted and principal parties) All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Consumers Energy, Mr. Joos and Ms. Pallas are named as defendants on certain of the suits. The cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this legislation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy is seeking to elect two new members to its Board of Directors to serve as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this legislation.

ERISA CLAIMS: On July 11, 2002 and July 18, 2002, two Consumers employees filed separate alleged class action lawsuits on behalf of the participants and beneficiaries of the CMS Employees' Savings and Incentive Plan in the United States District Court for the Eastern District of Michigan. CMS Energy, Consumers and CMS MST are defendants in one action, and CMS Energy, Consumers, and other alleged fiduciaries are defendants in the other. The complaints allege various counts arising under the ERISA. The two cases will be consolidated into a single lawsuit and a single consolidated amended complaint will be filed. CMS Energy intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this legislation.

CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned

                                     CMS-80

                                                          CMS Energy Corporation

an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which CMS Energy had to pay $6 million. At the request of the U.S. Department of Justice in San Francisco (DOJ), CMS Energy and other parties contacted by the DOJ entered into separate Tolling Agreements with the DOJ in September 2002 that stopped the running of any statute of limitations until March 14, 2003 to facilitate the settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin tire pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire.

In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement in principle with the plaintiffs in the amount of $9 million. The primary insurance carrier will cover 100 percent of the settlement once the agreement is finalized.

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, has filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan State Court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. CMS Energy believes the claims are without merit and will continue to vigorously contest them, but any change order costs ultimately paid would be capitalized as a project construction cost.

Ford Motor Company and Rouge Steel Company, the customers of the DIG facility, continue to be in discussion with DIG regarding several commercial issues that have arisen between the parties.

CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $8 million in damages. Terra appealed this matter to the Michigan Court of Appeals, which referred the case to it settlement program. After Star Energy refused to participate meaningfully in the settlement program, the parties completed briefing and oral argument was heard on October 2, 2002. The parties are now waiting for a decision from the Court of Appeals. A reserve has been established for this matter.





                                     CMS-81

                                                          CMS Energy Corporation

ARGENTINA ECONOMIC EMERGENCY: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. Dollar to one Argentina Peso, converted all Dollar-denominated utility tariffs and energy contract obligations into Pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

In February 2002, the Republic of Argentina enacted additional measures that required all monetary obligations (including current debt and future contract payment obligations) denominated in foreign currencies to be converted into Pesos. These February measures also authorize the Argentine judiciary essentially to rewrite private contracts denominated in Dollars or other foreign currencies if the parties cannot agree on how to share equitably the impact of the conversion of their contract payment obligations into Pesos. In April 2002, based on a consideration of these environmental factors, CMS Energy evaluated its Argentine investments for impairment as required under SFAS No. 144 and APB Opinion No. 18. These impairment models contain certain assumptions regarding anticipated future exchange rates and operating performance of the investments. Exchange rates used in the models assume that the rate will decrease from current levels to approximately 3.00 Pesos per U.S. Dollar over the remaining life of these investments. Based on the results of these models, CMS Energy determined that these investments were not impaired.

Effective April 30, 2002, CMS Energy adopted the Argentine Peso as the functional currency for most of its Argentine investments. CMS had previously used the U.S. Dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. Dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 Pesos per U.S. Dollar, and recorded an initial charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

For the nine months ended September 30, 2002, CMS Energy recorded losses of $40 million or $0.28 per share, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, an additional $6 million or $0.05 per share assuming exchange rates ranging from 3.00 to 4.00 Pesos per U.S. Dollar may adversely affect 2002 earnings for CMS Energy. At September 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.665 Pesos per U.S. Dollar was $400 million.



                                     CMS-82

                                                          CMS Energy Corporation

CAPITAL EXPENDITURES: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $910 million for 2002, $500 million for 2003 and $655 million for 2004. The 2002 amount includes Panhandle's estimated expenditures of $124 million, which includes expenditures associated with the LNG terminal expansion for which an application was filed with the FERC on December 26, 2001, estimated at $8 million. The 2003 and 2004 amounts exclude Panhandle's expenditures, estimated at $112 million in 2003 and $124 million in 2004, which include expenditures associated with the LNG terminal expansion of $33 million in 2003 and $66 million in 2004. CMS Energy is exploring the sale of Panhandle. For further information, see the Outlook section of the MD&A.

PENSION: The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, CMS Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No 87. CMS Energy cannot predict the future fair value of the plan's assets but it is probable, without significant appreciation in the plan's assets, that CMS Energy will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the plan's actuary in the fourth quarter of each year.

GUARANTEES: CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $1.5 billion as of September 30, 2002. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of September 30, 2002, the actual amount of financial exposure covered by these guarantees was $473 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $270 million, which are recorded as liabilities on the Consolidated Balance Sheet at September 30, 2002. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

OTHER: Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $75 million, the affiliates and CMS Energy believe the claims are without merit and will continue to vigorously contest them.

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



                                     CMS-83

                                                          CMS Energy Corporation

6:  SHORT-TERM AND LONG-TERM FINANCINGS, AND CAPITALIZATION

On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy and are as follows: a $295.8 million revolving credit facility by CMS Energy, maturing March 31, 2003; a $300 million revolving credit facility by CMS Energy, maturing December 15, 2003; a $150 million short-term loan by Enterprises, maturing December 13, 2002; a $250 million revolving credit facility by Consumers, maturing July 11, 2003; and a $300 million term loan by Consumers, maturing July 11, 2003.

In September 2002, Consumers' exercised its extension option on the $300 million term loan to move the maturity date to July 11, 2004. Also in September 2002, CMS Energy retired the $150 million short-term loan by Enterprises using proceeds from the sale of CMS Oil and Gas. In October 2002, Consumers simultaneously entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional First Mortgage Bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these Agreements currently is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.

CMS ENERGY: As of September 30, 2002, bank commitments under CMS Energy's $295.8 million credit agreement had been reduced to $259.9 million as a result of mandatory prepayments with proceeds of various asset sales. CMS Energy had the full $259.9 million outstanding as of that date. Also on September 30, 2002, CMS Energy had $88.7 million of borrowings and $210.9 million of letter-of-credit usage outstanding under the $300 million credit agreement.

In the first nine months of 2002, CMS Energy called $270 million of Series A through F GTNs at interest rates ranging from 7 percent to 9 percent using funds available from asset sales proceeds. At September 30, 2002, CMS Energy had remaining $110 million Series D GTNs, $241 million Series E GTNs and $299 million of Series F GTNs issued and outstanding with weighted average interest rates of 6.9 percent, 7.8 percent and 7.6 percent, respectively.

In May 2002, CMS Energy registered $300,000,000 Series G GTNs. The notes will be issued from time to time with the proceeds being used for general corporate purposes. As of November 1, 2002, no Series G GTNs had been issued.



                                     CMS-84

                                                          CMS Energy Corporation

Under its most restrictive debt covenant, CMS Energy has approximately $1 billion available for the payment of common dividends at September 30, 2002. Pursuant to restrictive covenants in the CMS Energy $295.8 million facility, CMS Energy is limited to quarterly dividend payments of $0.1825 per share and must receive $250 million in net cash proceeds from the planned issuance of equity or equity-linked securities by December 31, 2002 in order to continue to pay a dividend thereafter. Further cost-cutting steps and sales of non-strategic assets are expected to eliminate the need for CMS Energy to access the capital markets for the remainder of 2002. Asset sale proceeds are expected to be used to repay the balance of CMS Energy's $295.8 million facility, but management can make no assurances that such payment will be made or that dividends will be declared by the Board of Directors.

CONSUMERS: At September 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through September 2002 up to $500 million of long-term securities for refinancing or refunding purposes, $690 million for general corporate purposes, and $900 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

At September 30, 2002 Consumers had a $250 million credit facility secured by First Mortgage Bonds. This facility is available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2002, a total of $235 million was outstanding at a weighted average interest rate of 3.7 percent, compared with $153 million outstanding on a revolving credit facility at September 30, 2001, at a weighted average interest rate of 3.5 percent.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivables Funding, LLC. This consolidated subsidiary was established to sell accounts receivable purchased from Consumers to an unrelated third party under the trade receivables sale program. Consumers, through Consumers Receivable Funding, currently has in place a $325 million trade receivables sale program. At September 30, 2002 and 2001, receivables sold under the program totaled $325 million for each year. During 2002, $248 million cash proceeds were received under the trade receivables sales program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

Pursuant to restrictive covenants in its bank facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers has declared and paid $154 million in common dividends through September 2002.

Under the provisions of its Articles of Incorporation, Consumers had $345 million of unrestricted retained earnings available to pay common dividends at September 30, 2002.



                                     CMS-85

                                                          CMS Energy Corporation

REQUIRED RATIOS: The credit facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                    Limitation                   Ratio at September 30, 2002
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY:
Consolidated Leverage Ratio (a)               not more than 5.75 to 1.00               5.32 to 1.00
Cash Dividend Coverage Ratio (a)              not less than 1.25 to 1.00               1.87 to 1.00
Dividend Coverage Ratio                       not less than 1.15 to 1.00               3.40 to 1.00
Restricted Payments Ratio (a)                 not less than 1.05 to 1.00               2.11 to 1.00

CONSUMERS:
Debt to Capital Ratio (a)                     not more than 0.65 to 1.00               0.53 to 1.00
Interest Coverage Ratio (a)                   not less than 2.00 to 1.00               3.36 to 1.00
-------------------------------------------------------------------------------------------------------------------
(a) Violation of this ratio would constitute an Event of Default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

In 1994, CMS Energy executed an indenture (the "Indenture") with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The Indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the Indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds
0.75 to 1.0. Upon activation of the limitation, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding at CMS Energy and at the material subsidiaries. At September 30, 2002, CMS Energy's consolidated leverage ratio was 0.73 to 1.0. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year-end debt ratio in excess of 75 percent. This debt ratio may be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

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

CMS Energy Trust and Securities                                                                         In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                            Amount
                                                                         Outstanding                       Earliest
September 30                                             Rate(%)         2002    2001      Maturity      Redemption
-------------------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                                    7.75           $173     $173         2027           2001
CMS Energy Trust II (b)                                   8.75              -      301         2004              -
CMS Energy Trust III (c)                                  7.25            220      220         2004              -
--------------------------------------------------------------------------------------------------------------------
  Total Amount Outstanding                                               $393     $694
                                                                        ===============



                                     CMS-86

                                                          CMS Energy Corporation

(a) Represents Quarterly Income Preferred Securities that are convertible into
1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.
(b) Represents 7,250,000 Adjustable Convertible Preferred Securities that were converted to 8,787,725 newly issued shares of CMS Energy Common Stock on July 1, 2002.
(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by the August 2003 conversion date.

Consumers Energy Trust and Securities                                                                   In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                              Amount
                                                                           Outstanding                    Earliest
September 30                                          Rate(%)            2002    2001      Maturity      Redemption
-------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                  8.36          $70       $100       2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                  8.20          120        120       2027          2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                  9.25          175        175       2029          2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                             9.00          125        125       2031          2006
------------------------------------------------------------------------------------------------------------------
  Total Amount Outstanding                                            $490       $520
                                                                      ===============

In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.


7:   EARNINGS PER SHARE AND DIVIDENDS

The following tables present a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

COMPUTATION OF EARNINGS PER SHARE:

                                                                     In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                            2002                      2001
-----------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income (Loss)                                              $ 23                   $  (569)
                                                                          =================================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                         $ 23(a)                $  (569)(b)
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                                       2                         2
                                                                          ---------------------------------
 CMS Energy - Diluted                                                       $ 25                   $  (567)
                                                                          =================================



                                     CMS-87

                                                          CMS Energy Corporation

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                                         143.9                      132.6
   Add conversion of 7.75% Trust
       Preferred Securities                                                         4.2                        4.2
   Stock Options                                                                      -                         .1
                                                                          ----------------------------------------
   Average Shares - Diluted                                                       148.1                      136.9
                                                                           =======================================

EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                                   $   0.16(a)               $   (4.29)(b)
       Diluted                                                                 $   0.16(a)               $   (4.29)(b)
==================================================================================================================


                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                      2002                      2001
-------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income                                                       $    337                  $     (407)
                                                                          ========================================
Net Income Attributable to Common Stock:
 CMS Energy - Basic                                                           $    337(c)               $     (407)(d)
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                                             7                           7
                                                                          ----------------------------------------
 CMS Energy - Diluted                                                         $    344                  $     (400)
                                                                          ========================================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares - Basic                                                        137.4                       130.0
   Add conversion of 7.75% Trust
       Preferred Securities                                                        4.2                         4.2
   Stock Options                                                                     -                          .3
                                                                          ----------------------------------------
   Average Shares - Diluted                                                      141.6                       134.5
                                                                          ========================================

EARNINGS PER AVERAGE COMMON SHARE
       Basic                                                                 $    2.45(c)               $    (3.13)(d)
       Diluted                                                               $    2.42(c)               $    (3.13)(d)
==================================================================================================================

(a) Includes the effects of net asset sales gains, gain on discontinued operations, tax credit write-off and restructuring and other costs, which decreased net income by $38 million, or $0.26 per basic and diluted share.
(b) Includes the effects of net asset write-downs and loss on discontinued operations, which decreased net income by $604 million, or $4.55 per basic and diluted share.
(c) Includes the effects of net asset sales gains, gain on discontinued operations, tax credit write-off, restructuring and other costs, goodwill accounting change and extraordinary item, which increased net income by $142 million, or $1.02 and $1.00 per basic and diluted share, respectively.
(d) Includes the effects of net asset sales losses, net asset write-downs and loss on discontinued operations, which decreased net income by $585 million, or $4.50 per basic and diluted share.



                                     CMS-88

                                                          CMS Energy Corporation

In February, April and August 2002, CMS Energy paid dividends of $0.365, $0.365 and $0.18 per share, respectively on CMS Energy Common Stock. In October 2002, the Board of Directors declared a quarterly dividend of $0.18 per share on CMS Energy Common Stock, payable in November 2002.


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

Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts



                                     CMS-89

                                                          CMS Energy Corporation

expired in the third quarter of 2002. As of December 31, 2001, Consumers reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of September 30, 2002, Consumers recorded on the balance sheet all of its purchased electric call option contracts subject to derivative accounting, at a fair value of $1 million.

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark to market impact in earnings related to these contracts, particularly related to the power purchase agreement with the MCV Partnership, could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of September 30, 2002, a mark to market gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at September 30, 2002. These contracts expire in December 2002.

As of September 30, 2001, Consumers' electric business also used purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts were designated as cash flow hedges and, therefore, Consumers recorded any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurred, the net gain or loss on these contracts were reclassified to earnings and recorded as part of the cost of power. These contracts were highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss was recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $.4 million. These contracts expired in 2001.

Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. Some of the fixed price gas supply contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the



                                     CMS-90

                                                          CMS Energy Corporation

normal purchase exception of SFAS No. 133. As of September 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner. These contracts expire in October 2002.

As of September 30, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The change in value since inception in August 2002 is immaterial. Any change in fair value will be recorded in a similar manner as stated above for the change in fair value for fixed price gas supply contracts requiring derivative accounting.

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

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. Counterparties in its trading portfolio consist principally of financial institutions and major energy trading companies. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, with regard to its counterparties, CMS Energy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

At September 30, 2002, CMS MST has recorded a net asset of $97 million, net of reserves, related to the unrealized mark-to-market gains on existing arrangements. For the nine months ended September 30, 2002



                                     CMS-91

                                                          CMS Energy Corporation

and 2001, CMS MST reflected $23 million loss and $55 million gain, respectively, of mark-to-market revenues, net of reserves, primarily from newly originated long-term power sales contracts and wholesale gas trading transactions.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of September 30, 2002.


                                                                   In Millions
------------------------------------------------------------------------------
Fair value of contracts outstanding as of June 30, 2002                    $89
Contracts realized or otherwise settled during the period (a)                7
Other changes in fair value (b)                                              1
------------------------------------------------------------------------------
Fair value of contracts outstanding as of September 30, 2002 (c)           $97
==============================================================================


Fair Value of Contracts at September 30, 2002                                                In Millions
--------------------------------------------------------------------------------------------------------

                                    Total                      Maturity (in years)
 Source of Fair Value            Fair Value   Less than 1   1 to 3             4 to 5     Greater than 5
--------------------------------------------------------------------------------------------------------

Prices actively quoted              $ 32         $ 20         $ 12              $  -             $  -
Prices provided by other
   external sources                    3            2           (2)                2                1
Prices based on models and
   other valuation methods            62            8           23                20               11
--------------------------------------------------------------------------------------------------------
Total                               $ 97         $ 30         $ 33              $ 22             $ 12
========================================================================================================


     (a) Reflects value of contracts, included in June 30, 2002 values, that expired during the third quarter of 2002.
     (b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.
     (c) Includes the value of contracts with affiliated companies but excludes the credit reserve for third parties.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of September 30, 2002, these swaps had a negative fair value of $9 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis. No ineffectiveness was recognized during the third quarter of 2002 under the requirements of SFAS No. 133.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of September 30, 2002 and 2001, the weighted average interest rate associated with outstanding swaps was approximately 5.2 percent and 6.5 percent, respectively.

                                     CMS-92

                                                          CMS Energy Corporation


                                                                     In Millions
-------------------------------------------------------------------------------
Floating to Fixed          Notional           Maturity     Fair      Unrealized
Interest Rate Swaps          Amount             Date       Value     Gain (Loss)
-------------------------------------------------------------------------------
September 30, 2002          $   294          2003-2006     $ (9)       $  -
September 30, 2001          $ 1,419          2001-2006     $(14)       $ 3

FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of September 30, 2002.

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at September 30, 2002 and 2001 was approximately zero and $18 million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

The notional amount of the outstanding foreign exchange contracts at September 30, 2002 was $1 million Canadian contracts. Foreign exchange contracts outstanding as of September 30, 2001 had a total notional amount of $223 million, which was related to CMS Energy's investments in Argentina. The Argentine contracts matured at various times during the fourth quarter of 2001 and 2002.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of September 30, 2002 and 2001 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
As of September 30                                      2002                                2001
------------------------------------------------------------------------------------------------------------------
                                        Carrying    Fair    Unrealized      Carrying     Fair          Unrealized
                                           Cost    Value         Gain           Cost     Value               Gain
                                      ----------------------------------------------------------------------------
Long-Term Debt (a)                        $6,585   $6,050         $535        $7,827     $7,720             $ 107
Preferred Stock and
   Trust Preferred Securities                927      699          228         1,258      1,162                96

(a) Settlement of long-term debt is generally not expected until maturity.


                                     CMS-93

                                                          CMS Energy Corporation


9:   REPORTABLE SEGMENTS

CMS Energy operates principally in the following five reportable segments: electric utility; gas utility; independent power production; natural gas transmission; and marketing, services and trading.

CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the net income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. Natural gas transmission owns, develops, and manages domestic and international natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad.

The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Revenues from a land development business fall below the quantitative thresholds for reporting, and has never met any of the quantitative thresholds for determining reportable segments. The table below shows net income before reconciling items by reportable segment.


THREE MONTHS ENDED SEPTEMBER 30, 2002                                                                        IN MILLIONS
-------------------------------------------------------------------------------------------------------------------------
                                   Earnings Net             Net    Discontinued           Tax
                                         Before     Asset Sales      Operations        Credit
                                    Reconciling            Gain            Gain         Write    Restructuring       Net
                                          Items          (Loss)           (Loss)          Off            Costs    Income
-------------------------------------------------------------------------------------------------------------------------

Electric utility                          $ 88             $  -            $  -         $(20)            $  -       $  68
Gas utility                                (18)               -               -           (6)               -         (24)
Independent power production                39               14               -           (1)               -          52
Natural gas transmission                    17                -               -           (5)               -          12
Marketing, services and trading             (2)               -              (2)           -               (1)         (5)
Corporate interest and other               (63)              (1)             (2)          (9)             (26)       (101)
Discontinued operations                      -                -              21            -                -          21
-------------------------------------------------------------------------------------------------------------------------
   Total                                  $ 61             $ 13            $ 17         $(41)            $(27)      $  23
=========================================================================================================================



                                     CMS-94

                                                          CMS Energy Corporation



THREE MONTHS ENDED SEPTEMBER 30, 2001                                                                    IN MILLIONS
--------------------------------------------------------------------------------------------------------------------
                                            Earnings             Net       Discontinued
                                              Before     Asset Sales         Operations        Asset
                                         Reconciling            Gain               Gain        Write             Net
                                               Items          (Loss)             (Loss)        Downs          Income
--------------------------------------------------------------------------------------------------------------------
Electric utility                               $  24            $ -            $   -        $ (93)            $ (69)
Gas utility                                      (10)             -                -            -               (10)
Independent  power production                     47              -              (29)        (268)             (250)
Natural gas transmission                          21              1                -          (28)               (6)
Marketing, services and trading                   11              -                1            -                12
Corporate interest and other                     (58)            (1)             (11)          (9)              (79)
Discontinued operations                           --              -             (167)           -              (167)
--------------------------------------------------------------------------------------------------------------------
 Total                                         $  35            $ -            $(206)       $(398)            $(569)
====================================================================================================================






NINE MONTHS ENDED SEPTEMBER 30, 2002                                                                        IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
                                     Earnings            Net      Disc    Extra        Tax
                                       Before          Asset       Ops   Items/     Credit
                                  Reconciling     Sales Gain      Gain    Acctg      Write   Restructuring          Net
                                        Items         (Loss)    (Loss)   Change        Off           Costs       Income
-----------------------------------------------------------------------------------------------------------------------

Electric utility                  $       191    $        30   $    -    $    -    $  (20)   $           -    $     201
Gas utility                                13              -        -         -        (6)               -            8
Independent power production              109              6        -         -        (1)               -          114
Natural gas transmission                   57             12        -         -        (5)               -           64
Marketing, services and trading           (16)             -      (11)       (9)        -               (4)         (40)
Corporate interest and other             (159)             -      (29)       (8)       (9)             (30)        (235)
Discontinued operations                     -              -      226         -         -                -          226
-----------------------------------------------------------------------------------------------------------------------
 Total                            $       195    $        48   $  186    $  (17)   $  (41)   $         (34)   $     337
=======================================================================================================================



NINE MONTHS ENDED SEPTEMBER 30, 2001                                                              IN MILLIONS
-------------------------------------------------------------------------------------------------------------
                                           Earnings             Net  Discontinued
                                             Before     Asset Sales    Operations            Asset
                                        Reconciling            Gain          Gain            Write        Net
                                              Items          (Loss)        (Loss)            Downs     Income
-------------------------------------------------------------------------------------------------------------
Electric utility                              $ 115           $  -             -            $ (93)     $   22
Gas utility                                      20              -             -                -          20
Independent power production                     92              -           (30)            (268)       (206)
Natural gas transmission                         80              1             -              (28)         53
Marketing, services and trading                  49              -             1                -          50
Corporate interest and other                   (178)            (2)          (19)              (9)       (208)
Discontinued operations                           -              -          (138)               -        (138)
-------------------------------------------------------------------------------------------------------------
 Total                                        $ 178           $ (1)        $(186)           $(398)      $(407)
=============================================================================================================











                                     CMS-95

                                                          CMS Energy Corporation








                      (This page intentionally left blank)





















                                     CMS-96

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 2001 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K in the section entitled "CMS Energy, Consumers and Panhandle Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

- Results of the re-audit of CMS Energy, Consumers, Panhandle and certain of their affiliates by Ernst & Young and the subsequent restatement of CMS Energy's, Consumers', Panhandle's and certain of their affiliates' financial statements;

-        Ability to successfully access the capital markets;

-        Achievement of operating synergies and revenue enhancements;

- Capital and financial market conditions, including current price of CMS Energy's Common Stock, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

- CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;

- Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;

- Factors affecting utility and diversified energy operations such as unusual weather conditions,

                                                        Consumers Energy Company

         catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmissions or gas pipeline system constraints;

- National, regional and local economic, competitive and regulatory conditions and developments;

- Adverse regulatory or legal decisions, including environmental laws and regulations;

- Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which Consumers and its affiliates participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets Consumers and other public utilities and natural gas companies interact with each other;

- Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

- Nuclear power plant performance, decommissioning, policies, security, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

-        Technological developments in energy production, delivery and usage;

-        Changes in financial or regulatory accounting principles or policies;

- Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

- Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds.

- Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents, which are difficult to predict and many of which are beyond our control.

Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Form 10-Q also describes material contingencies in Consumers Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.

CHANGE IN AUDITORS AND PENDING RESTATEMENT

In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements for the year ending December 31, 2002. Consumers had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

                                                        Consumers Energy Company

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, and its then current situation, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited financial statements of Consumers for the applicable years. Arthur Andersen's reports on Consumers' consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion, nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

There were no disagreements between Consumers and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the years 2000 and 2001, and through the date of their review for the quarter ended March 31, 2002, which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report to the Audit Committee of the Board of Directors or in its report on Consumers' consolidated financial statements for the periods.

During Consumers' two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, Consumers did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the round-trip trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers for these years. None of Consumers' former auditors, now employed by Ernst & Young, are involved in the re-audit of CMS Energy's consolidated financial statements.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has determined, in consultation with Ernst & Young, that certain adjustments by Consumers to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are required. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principals and Arthur Andersen concurred. CMS Energy and Consumers are in the process of advising the SEC of these adjustments before Consumers restates its financial statements as discussed below. Consumers intends to amend its 2001 Form 10-K and each of the 2002 Form 10-Qs for the effects of these adjustments by the end of January 2003.

The recommended audit adjustments would: 1) reverse the charge associated with the PPA recorded in 2001; 2) recognize Consumers' new headquarters lease as a capital lease, and record the lease obligation and capitalize costs incurred. Consumers had previously treated the lease as an operating lease; and 3) recognize immaterial adjustments to SERP and OPEB liabilities and advertising costs. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments are the result of our current judgment on these matters.

The most material adjustment proposed, which effects net income, relates to reversing the charge recorded in 2001 associated with the PPA. In 1992, Consumers established a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers.

                                                        Consumers Energy Company

The reserve was adjusted in 1998 to reflect differences between management's original assumptions and the MCV Facility's actual performance. In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pretax) in the third quarter of 2001, and did so.

Upon recommendations from Ernst & Young, Consumers is in the process of reviewing its 2001 PPA accounting and related assumptions. This accounting review is currently being discussed with Ernst & Young and the SEC. Final conclusions have not yet been reached. At a minimum, however, the 2001 accounting will change, resulting in the reversal of the 2001 charge of $126 million. Further analysis and deliberations may produce additional accounting changes. In addition, as a result of this accounting treatment Consumers expects that its ongoing operating earnings through 2007 will be reduced to reflect higher annual purchased power expense.

The following table reflects effects of the adjustments (for the PPA and other miscellaneous issues) Consumers currently expects to make to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000:

                                                                            2001                          2000
                                                                            ----                          ----
                                                                                  EXPECTED                      EXPECTED
IN MILLIONS                                                      AS REPORTED      RESTATED      AS REPORTED     RESTATED
------------------------------------------------------------------------------------------------------------------------
Operating Expenses                                                    $3,669        $3,505          $3,300       $3,301

Net Income Before Taxes                                                  160           328             452          451
Income Taxes                                                              49           108             148          148
Net Income Before Cumulative Effect of Change in
Accounting Principle                                                    $111          $220            $304         $303
Cumulative Effect of Change in Accounting for Derivative
Instruments, Net of $6 Tax Benefit                                      (11)          (11)               -            -

Net Income                                                              $100          $209            $304         $303
------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to their Form 10-Q's, including financial statements, disclosure controls and procedures and internal controls; and 2) make certain disclosures about its disclosure controls and procedures, and internal controls as follows:

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs of public companies to make certain certifications relating to their Form 10-Q's, including the financial statements. Consumers has not filed the certifications required by the Sarbanes-Oxley Act of 2002 relating to this Form 10-Q for the period ended September 30, 2002 because its 2000 and 2001 financial statements are in the process of being restated as discussed above.

The restatement cannot be completed until Ernst & Young completes audit work at Consumers, and their reviews of the quarterly statements for these years. Therefore, Consumers' CEO and CFO are not able to make the statements required by the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q for the period ended September 30, 2002. Consumers expects its CEO and CFO to make the certifications required by the Sarbanes-Oxley Act of 2002 when its restated financial statements are available.

DISCLOSURE CONTROLS AND PROCEDURES

Consumers' CEO and CFO are responsible for establishing and maintaining Consumers' disclosure controls and procedures. Management, under the direction of Consumers' principal executive and financial officers, has evaluated the effectiveness of Consumers' disclosure controls and procedures as of September 30, 2002. Based on this evaluation, Consumers' CEO and CFO have concluded that Consumers' disclosure controls and procedures are effective to ensure that material information was presented to them, particularly during the third quarter of 2002. There have been no significant changes in Consumers' internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

                                                        Consumers Energy Company

The EPA has issued final regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between the remainder of 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures, if not recovered in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations. For further information see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former Manufactured Gas Plant sites will be between $82 million and $113 million, using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Contingencies -Gas Environmental Matters."

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a partnership interest in the MCV Partnership, and a lessor interest in the MCV Facility.

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates and has recorded the estimated contract losses on this through 2007 at which time, Consumers under the terms of the PPA agreement is obligated to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers. The loss has been recorded in the income statement and as a non-current liability on the balance sheet.

Consumers' availability payments to the MCV Partnership are capped at 98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                               2002     2003      2004      2005     2006     2007
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% net of tax            $38       $37       $36       $36       $36      $25
==================================================================================================================

For further information see "Change in Auditors and Pending Restatement" above,
Note 2, Uncertainties "Pending Restatement and Other Related Uncertainties" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for additional detail.

                                                        Consumers Energy Company

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

DERIVATIVE INSTRUMENTS: Consumers uses SFAS No. 133 criteria to determine which contracts must be accounted for as derivative instruments. These rules, however, are numerous and complex. As a result, significant judgment is required, and similar contracts can sometimes be accounted for differently.

Consumers currently accounts for the following contracts as derivative instruments: interest rate swaps, certain electric call options and fixed priced gas supply contracts with embedded put options, gas fuel swaps, fixed priced weather-based gas supply call options and fixed price gas supply put options. Consumers does not account for the following contracts as derivative instruments: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, and purchase orders for numerous supply items.

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market in the state of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact on earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.

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

In order to fair value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At September 30, 2002, Consumers assumed a market-based interest rate of 4.5 percent in calculating the fair value of its electric call options.

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

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

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

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. All risk management contracts are entered to for purposes other than trading.

These instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of September 30, 2002, Consumers had outstanding $1.202 billion of variable-rate debt, including variable rate swaps. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable rate debt would be $2 million. As of September 30, 2002, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million. These swaps exchange variable-rate interest payment obligations for fixed-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of September 30, 2002, Consumers had outstanding long-term fixed-rate debt, including fixed-rate swaps, of $2.768 billion, with a fair value of $2.702 billion. As of September 30, 2002, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $136 million to the fair value of these instruments if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

                                                        Consumers Energy Company

COMMODITY MARKET RISK: For purposes other than trading, Consumers enters into electric call options, gas fuel for generation call options and swap contracts, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of September 30, 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $8 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of September 30, 2002, Consumers had an asset of $30 million, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2002, the fair value based on quoted future market prices of gas supply-related call and put option contracts was $1 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $300 thousand.

EQUITY SECURITY PRICE RISK: Consumers owns less than 20 percent of the outstanding shares of CMS Energy Common Stock. At September 30, 2002, a hypothetical 10 percent adverse change in market price would have resulted in a $4 million change in its investment. This investment is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

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

Consumers is party to a number of leases, the most significant are the leases associated with its service vehicles, its new headquarters building, and its railroad coal cars. For further information see "Contractual Obligations and Commercial Commitments" in the Capital Resources and Liquidity section and Note 1,

                                                        Consumers Energy Company

Corporate Structure and Summary of Significant Accounting Policies, "Accounting for Headquarters Building Lease".

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to later be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of September 30, 2002, Consumers had $1.104 billion recorded as regulatory assets and $301 million recorded as regulatory liabilities.

ACCOUNTING FOR PENSION AND OPEB

Consumers provides postretirement benefits under its Pension Plan, and postretirement health and life benefits under its OPEB plans to substantially all its retired employees. Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

Pension and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels, and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2009; however, Consumers cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future.


The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the plan's assets but it is probable, without significant appreciation in the plan's assets, that Consumers will need to book an additional minimum liability through a charge to other comprehensive income. The value of the Plan assets and the Accumulated Benefit Obligation are determined by the Plan's actuary in the fourth quarter of each year.

                                                        Consumers Energy Company

In January 2002, Consumers contributed $62 million to the Plans' trust accounts. This amount represents $47 million of pension related benefits and $15 million of postretirement health care and life insurance benefits. In June 2002 and September 2002, Consumers made additional contributions, in the amount of $21 million and $18 million, respectively, for postretirement health care and life insurance benefits. Consumers expects to make an additional contribution to the Pension Plan of approximately $187 million in the third quarter of 2003.

In order to keep health care benefits and costs competitive, Consumers has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with employees.

Consumers also provides retirement benefits under a defined contribution 401(k) plan. Consumers previously offered an employer's contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when Consumers' financial performance exceeded targeted levels. Effective September 1, 2002, the employer's match was suspended until January 1, 2005, and the incentive match was permanently eliminated. Amounts charged to expense for the employer's match and incentive match during 2001 were $12 million and $8 million, respectively.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. A March 1999 MPSC order provided for fully funding the decommissioning trust funds for both sites. The order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million a year. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will also be fully funded. Earnings assumptions are that the trust funds are invested in equities and fixed income investments that are then converted to fixed income and cash before expenditures are made. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

On December 31, 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost is due to the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. Consumers anticipates future recoveries from the DOE, after litigation that has yet to be commenced and successfully concluded, to defray the significant costs it will incur for the storage of spent fuel until DOE takes possession as required by law.

The funds provided by the trusts and added to from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas supply from CMS MST, the sale of electricity to CMS MST, the purchase of gas transportation from CMS Bay Area Pipeline, L.L.C., the purchase of gas transportation from Trunkline, a subsidiary of Panhandle, the payment of parent company overhead costs to CMS Energy, the sale, storage and

                                                        Consumers Energy Company

transportation of natural gas and other services to the MCV Partnership, certain transactions involving derivative instruments with CMS MST, and an investment in CMS Energy Common Stock.

Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are based on regulated prices, market prices or competitive bidding. Transactions involving the power supply purchases from the MCV Partnership, and certain affiliates of CMS Enterprises, are based upon avoided costs under PURPA and competitive bidding; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

In 2002, Consumers also sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management includes former executive employees of Consumers. The transaction was based on competitive bidding.

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
September 30                                                             2002              2001           Change
----------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 44              $(74)            $118
Nine months ended                                                         237                57              180
================================================================================================================

2002 COMPARED TO 2001: For the three months ended September 30, 2002, Consumers' net income available to the common stockholder totaled $44 million, an increase of $118 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $65 million from the comparable period in 2001. This reduction in power costs was primarily due to higher replacement power supply costs in 2001, resulting from an outage at Palisades in the third quarter of 2001 along with the lower volume and lower cost of power options and dispatchable capacity contracts purchased for 2002. The increase in earnings also reflects an $82 million after-tax loss related to the PPA accounted for in September 2001. Increased electric deliveries to the higher-margin residential and commercial sectors also contributed to the earnings increase. Offsetting these increases is a $9 million decrease resulting from the recognition of a 4 bcf loss of natural gas from inventory. This loss recognition results from Consumers' refinement of its inventory measurement techniques. Also offsetting the above increases is the impact of a charge to income tax expense to reflect an additional $29 million charge allocated to Consumers through CMS Energy's consolidated federal income tax return for 2001 filed in 2002. CMS Energy's carry back of a consolidated 2001 tax loss will result in refunds to CMS Energy of prior year tax payments totaling $217 million. This tax loss carry back resulted in the loss of certain tax credits for the years 1996 through 1999. Consumers should receive a proportionate share of the tax refund, but is not quantifiable at this time.

For the nine months ended September 30, 2002, Consumers' net income available to the common stockholder totaled $237 million, an increase of $180 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $73 million from the comparable period in 2001. This reduction in power costs was primarily due to the need to purchase higher replacement power resulting from a refueling outage and an unscheduled forced outage at Palisades in 2001. This reduction in power costs also can be attributed to the lower price of power options and dispatchable capacity contracts purchased for 2002. The increase in earnings also reflects the $82 million after-tax loss related to the PPA accounted for in September 2001 along with a $26 million gain from the May 2002 sale of Consumers' electric transmission system to MTH. Also contributing to the earnings increase is a $22 million increase in the fair

                                                        Consumers Energy Company

value of certain long-term gas contracts held by the MCV Partnership. The fair value of these contracts is adjusted, through earnings, on a quarterly basis in accordance with SFAS No. 133. For further information on SFAS No. 133, see Note 2, Uncertainties. Increased electric deliveries to the higher-margin residential and commercial sectors also contributed to the earnings increase. Offsetting these increases is a $9 million decrease resulting from the recognition of a 4 bcf loss of natural gas from inventory. This loss recognition results from Consumers' refinement of its inventory measurement techniques. Also offsetting the above increases is the $29 million income tax charge recorded in the third quarter of 2002 that is discussed above.

For further information, see "Change in Auditors and Pending Restatement" at the beginning of this MD&A, the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
September 30                                                             2002              2001             Change
------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 68              $(69)              $137
Nine months ended                                                         201                22                179
==================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                                              Three Months                           Nine Months
                                                        Ended September 30                    Ended September 30
Reasons for change                                            2002 vs 2001                          2002 vs 2001
----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                   $ 25                                  $ 30
Power supply costs and related revenue                                 100                                   113
Other operating expenses and non-commodity revenue                     (12)                                  (19)
Gain on asset sales                                                      0                                    38
Loss on MCV Power Purchases                                            126                                   126
Fixed charges                                                            4                                    12
Income taxes                                                          (106)                                 (121)
----------------------------------------------------------------------------------------------------------------
Total change                                                         $ 137                                 $ 179
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2002, electric delivery revenues increased by $25 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.9 billion kWh, a decrease of 0.1 billion kWh, or 0.9 percent from the comparable period in 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. Even though deliveries were below the 2001 level, Consumers set an all-time monthly sendout record during the month of July, and a monthly hourly peak demand record of 7,318 MW was set on September 9, 2002.

For the nine months ended September 30, 2002, electric delivery revenues increased by $30 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 29.5 billion kWh, a decrease of 0.7 billion kWh, or 2.5 percent from the comparable period in 2001. Again, this reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Even though total deliveries were

                                                        Consumers Energy Company

below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. For the year, Consumers has set an all-time monthly sendout record during the month of July, and monthly hourly peak demand records were set on April 16, 2002, June 25, 2002, and September 9, 2002.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2002, power supply costs decreased by $100 million from the comparable period in 2001. The decreased power costs in 2002 were primarily due to the higher availability of the lower-priced Palisades plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from an outage at Palisades. Also contributing to the overall decrease in power costs was the lower volume and lower priced power options and dispatchable capacity contracts that were purchased for 2002.

For the nine months ended September 30, 2002, power supply costs and related revenues decreased by a total of $113 million from the comparable period in 2001. This decrease was primarily the result of the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease is lower-priced power options and dispatchable capacity contracts that were purchased for 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and nine months ended September 30, 2002, other operating expenses increased $12 million and $19 million, respectively from the comparable period in 2001. Both of these increases are attributed to higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care and storm restoration expenses.

GAIN ON ASSET SALES: For the nine months ended September 30, 2002, asset sales increased as a result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

LOSS ON MCV POWER PURCHASES: For the three and nine months ended September 30, 2002, the earnings increase reflects a $126 million pretax loss related to the PPA that was accounted for in September 2001. This loss is due to management's review of the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV-related costs. As a result, Consumers increased the PPA liability in September 2001 to adequately reflect the present value of the PPA's future effect on Consumers. For further information see "Change in Auditors and Pending Restatement" at the beginning of this MD&A.

INCOME TAXES: For the three and nine months ended September 30, 2002, the earnings increase reflects the impact of a charge to income tax expense to reflect an additional $20 million charge allocated to Consumers through CMS Energy's consolidated Federal Income Tax return for 2001 filed in 2002.


GAS UTILITY RESULTS OF OPERATIONS

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
September 30                                                        2002                   2001             Change
------------------------------------------------------------------------------------------------------------------

Three months ended                                                 $ (24)                 $ (10)              $(14)
Nine months ended                                                      8                     20                (12)
===================================================================================================================

                                                        Consumers Energy Company

                                                             Three Months                               Nine Months
                                                       Ended September 30                        Ended September 30
Reasons for change                                           2002 vs 2001                              2002 vs 2001
-------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                       $ (2)                                    $  (2)
Gas rate increase                                                       1                                        10
Gas wholesale and retail services                                       3                                         3
Operation and maintenance                                             (17)                                      (17)
Other operating expenses                                                3                                        (2)
Income taxes                                                           (2)                                       (4)
--------------------------------------------------------------------------------------------------------------------
Total change                                                        $ (14)                                    $ (12)
====================================================================================================================

For the three months ended September 30, 2002, gas revenues decreased due to warmer temperatures compared to the third quarter 2001. Gas wholesale and retail service revenues increased principally due to growth in the appliance service plan. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 40.1 bcf, a decrease of 1.7 bcf or 4.1 percent compared with 2001. The earnings decrease also reflects the impact of a charge to income tax expense to reflect an additional $6 million charge allocated to Consumers through CMS Energy's consolidated federal income tax return for 2001 filed in 2002.

For the nine months ended September 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001, partially offset by a decrease in gas delivery revenue due to warmer temperatures and decelerated economic demand. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 254.7 bcf, a decrease of 3.7 bcf or 1.4 percent compared with 2001. The earnings decrease also reflects the impact of the $6 million income tax charge recorded in the third quarter of 2002 that is discussed above.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. Cash from operations totaled $420 million and $321 million for the first nine months of 2002 and 2001, respectively. The $99 million increase resulted primarily from an increase in cash due to lower expenditures for natural gas and lower electric power purchase costs as a result of Palisades return to service, partially offset by a decrease in cash collected from customers and related parties. Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: Cash used for investing activities totaled $144 million and $511 million for the first nine months of 2002 and 2001, respectively. The change of $367 million is primarily the result of $298 million cash from the sale of METC, Midland Nuclear Plant reactor head and other assets, and fewer capital expenditures to comply with the Clean Air Act than the first nine months of 2001.

FINANCING ACTIVITIES: Cash used by financing activities totaled $168 million for the first nine months of 2002

                                                        Consumers Energy Company

compared to $193 million provided in the first nine months of 2001, respectively. The change of $361 million is primarily the result of $407 million retirement of bonds and other long-term debt, $100 million decrease in stockholder's contribution and the absence of $121 million proceeds from preferred securities, offset by $250 million of net proceeds from issuance of senior notes.

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

Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 2,912       $  144      $  333     $ 328       $470               $ 1,637
   Notes payable                       235            -         235         -          -                     -
   Capital lease obligations (a)       138           50          21        19         18                    30
Off-balance sheet:
   Headquarters building lease (a)      20            7          13         -          -                     -
   Operating leases                     83            5          12         9          8                    49
   Non-recourse debt of FMLP           276           65           8        54         41                   108
   Sale of accounts receivable         325          325           -         -          -                     -
   Unconditional purchase
     Obligations                    18,049          956       1,175       929        860                14,129
==============================================================================================================

(a) The headquarters building capital lease is estimated to be $65 million of which a $45 million construction obligation has been incurred and recorded on Consumers' balance sheet.

Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations. Operating leases are predominately railroad coal car leases, and capital leases are predominately for leased service vehicles. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment while the plant is unavailable to deliver. See Electric Utility Results of Operations above and
Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

                                                        Consumers Energy Company

Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                      Commitment Expiration
                                                   -----------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities                          16            -           -         -          -                    16
   Letters of Credit                     7            7           -         -          -                     -
==============================================================================================================

Indemnities are three-party agreements used to assure performance of contracts by Consumers. Letters of credit are issued by banks guaranteeing Consumers' payment of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for Consumers' and eliminate the credit risk for the other party.

As of September 2002, Consumers had a $250 million credit facility of which $235 million is outstanding and a $225 million term loan of which approximately $84 million is outstanding. In addition, Consumers has, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as anticipated sources of funds for general corporate purposes and currently expected capital expenditures. At September 30, 2002 and 2001, the receivables sold totaled $325 million for each year. During 2002, $248 million cash proceeds were received under the trade receivables sale program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is purported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements, and uncertain future access to the capital markets. Consumers' actual ability to access the capital markets in the future on a timely basis will depend on the successful and timely resolution of the board committee investigation and the successful and timely conclusion of the re-audit of 2000 and 2001 financial statements.

As a result of certain of these downgrades, a few commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

In July 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers first mortgage bonds.

Consumers' $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds, and the interest rate on the $300 million term loan is LIBOR plus 450 basis points which may also fluctuate depending on the rating of Consumers' first mortgage bonds. Consumers' bank and legal fees associated with arranging the facilities were $6 million. The term loan was issued at a 4 percent discount.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                        Consumers Energy Company

Required Ratio                                   Limitation        Ratio at September 30, 2002
----------------------------------------------------------------------------------------------
Debt to Capital Ratio(a)         Not more than 0.65 to 1.00                       0.53 to 1.00
Interest Coverage Ratio(a)       Not less than 2.00 to 1.00                       3.36 to 1.00
==============================================================================================
(a)  Violation of this ratio would constitute an Event of Default under the facility which provides the lender, among other remedities, the right to declare the principal and interest immediately due and payable.


Also pursuant to restrictive covenants in the new facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers has declared and paid $154 million in common dividends through September 2002.

In October 2002, Consumers entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and simultaneously, a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is currently LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these Agreements currently is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.

Consumers' debt maturities for 2003 includes $333 million of long-term debt, a $250 million revolving credit agreement and an estimated remaining balance of $207 million on the new Gas Inventory Term Loan Agreement. At a minimum, $500 million is expected to be refinanced. In addition, Consumers expects to put in place a new gas inventory facility. Replacing this debt with new financing is subject, in part, to capital market acceptance and receptivity to utility industry securities in general and to Consumers securities issuance in particular. Consumers cannot predict the capital market's acceptance of its securities or the impact of its restatement of its consolidated financial statements and is exploring other financing options.

For further information, see Note 3, Short-Term Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

PENDING RESTATEMENT

As a result of certain round-trip trading transactions at CMS MST, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers for these years. As a result, Consumers has determined, in consultation with Ernst & Young, that certain adjustments by Consumers to their consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are required. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principals and Arthur Andersen concurred. These proposed adjustments are currently being discussed with Ernst & Young and the SEC. Final conclusions have not yet been reached. Consumers intends to amend its 2001 Form 10-K and each of the 2002 Form 10-Qs for the effects of these adjustments by the end of January 2003. As a result of these reviews and re-audits, there may be revisions to the financial statements contained in the above-referenced reports, including this Form 10-Q, which are in addition to the known revisions described earlier. For more information, see the section entitled "Change in Auditors and Pending Restatement" at the beginning of this MD&A.

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. Consumers has historically met its consolidated cash needs through its operating and financing activities through access to bank financing and the capital markets. As discussed above, for the remainder of year 2002 and during 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers also has approximately $800 million of publicly issued and credit facility debt maturing in 2003, including the Consumers' credit facilities described above. In addition, Consumers may also become subject to commercial commitments as indicated above.

Consumers is addressing its near-to-mid-term liquidity and capital requirements primarily through reduced capital expenditures. Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximate $800 million of debt maturities in 2003.

As discussed above, Consumers financial statements will be restated. As a result, Consumers is at present unable to deliver certified September 30, 2002 financial statements to lenders as required under certain bank facilities. Although Consumers believes it will be able to secure waivers of this requirement, should it be unable to do so, it could be declared to be in default and the debt thereunder could be accelerated and become immediately due and payable. In addition, the occurrence of such an acceleration could entitle the holders of other debt of Consumers to demand immediate repayment. The earliest date that an acceleration from a failure to deliver certified financial statements could occur is thirty consecutive days after receipt of notice of default after November 29, 2002.

As a result of the impact of the pending restatement, ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness or is unable to secure the necessary bank waivers it could have a material adverse effect on Consumers' liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee

                                                        Consumers Energy Company

concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and the CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. CMS Energy believes that additional suits might be commenced against it and that all such suits against it will eventually be consolidated. Consumers intends to vigorously defend against these actions. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments during 2002 through 2004. Consumers prepares these estimates for planning purposes and may revise them.

                                                        Consumers Energy Company

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2002         2003         2004
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $583         $432         $511
Nuclear fuel                                                                         9           33           32
Other capital leases                                                                53           25           32
                                                                                 -------------------------------

                                                                                  $645         $490         $575
================================================================================================================

Electric utility operations (a)(b)                                                $455         $345         $410
Gas utility operations (a)                                                         190          145          165
                                                                                 -------------------------------

                                                                                  $645         $490         $575
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

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of November 2002, 446 MW of generation services were being provided by such suppliers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has

                                                        Consumers Energy Company

initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers, in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing recovery, through the MISO of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers

                                                        Consumers Energy Company

may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured these contracts are in effect through 2005. As of September 2002, some contracts have expired, but outstanding contracts involve approximately 500 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers is continuing to explore its options which may include seeking an appeal of the Michigan Court of Appeals' ruling. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in the United States Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect company operations and financial requirements.

Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect,

                                                        Consumers Energy Company

Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO. For further information, see Note 2, Uncertainties, "Electric Rate Matters
- Transmission."

In July 2002, the FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment until November 15, 2002 and January 10, 2003 for certain standard market design issues. Consumers is currently studying the effects of the proposed rulemaking and intends to file comments with the FERC. The proposed rulemaking is primarily designed to correct perceived problems in the electric transmission industry. Consumers sold its electric transmission system in 2002, but is a transmission customer. The financial impact to Consumers is uncertain, but the final standard market design rules could significantly increase delivered power costs to Consumers and the retail electric customers it serves.

There are multiple proceedings pending before the FERC regarding transitional transmission pricing mechanisms intended to mitigate the revenue impact on transmission owners resulting from the elimination of "Rate Pancaking". "Rate Pancaking" represents the application of the transmission rate of each individual transmission owner whose system is utilized on the scheduled path of an energy delivery and its elimination could result in "lost revenues" for transmission owners. It is unknown what mechanism(s) may result from the proceedings currently pending before the FERC, and as such, it is not possible at this time to identify the specific effect on Consumers. It should be noted, however, that Consumers believes the results of these proceedings could also significantly increase the delivered power costs to Consumers and the retail electric customers it serves.

Similarly, other proceedings before the FERC involving rates of transmission providers of Consumers could increase Consumers' cost of transmitting power to its customers in Michigan. As RTOs develop and mature in Consumers' area of electrical operation, and those RTOs respond to FERC initiatives concerning the services they must provide and the systems they maintain, Consumers believes that there is likely to be an upward cost trend in transmission used by Consumers, ultimately increasing the delivered cost of power to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings and trends are not currently quantifiable.

Wholesale Market Competition: In 1996, Detroit Edison gave Consumers its four-year notice to terminate their joint operating agreements for the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant

                                                        Consumers Energy Company

operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, Detroit Edison and Consumers began separate merchant operations. This opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers has successfully operated its independent merchant system since April 1, 2001. Although Consumers cannot predict the long-term financial impact of terminating these joint merchant operations, this change places Consumers in the same competitive position as all other wholesale market participants.

Wholesale Market Pricing: The FERC authorizes Consumers to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers the seller's level of "market power," due to the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. To continue its authorization to sell at market prices, Consumers filed a traditional market dominance analysis and indicated its compliance therewith in October 2001. In November 2001, the FERC issued an order modifying the traditional method of determining market power. In September 2002, a Consumers' affiliate, CMS MST, was required by the FERC to file an updated market power study to determine if CMS MST or any of its affiliates, including Consumers, had market power. The study, using FERC's modified method, found that neither CMS MST nor its affiliates possess market power.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan electric distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. On November 7, 2002, the MPSC issued an order initiating the formal rulemaking proceeding. Consumers will continue to participate in this process. Consumers cannot predict the nature of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) the effects of derivative accounting and potential earnings volatility, and 10) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its electric business. For further information about these trends or uncertainties, see Note 2, Uncertainties.

                                                        Consumers Energy Company
GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of approximately one percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested a $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. See Note 2, Uncertainties "Gas Rate Matters
- Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and 2003 and further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 6) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 7) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its gas business. For further information about these uncertainties, see Note 2, Uncertainties.

                                                        Consumers Energy Company
OTHER OUTLOOK

See Outlook, "Pending Restatement", "Liquidity and Capital Resources", "SEC Investigation", "Securities Class Action Lawsuits", and "ERISA Cases" above.

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $29 million was allocated to Consumers. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Consumers may be materially different than recorded for this one item.

TERRORIST ATTACKS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, Consumers anticipates increased operating costs for security that could be significant. Consumers would try to recover these costs from customers.

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

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers is currently inventorying assets that may have a retirement obligation and consulting with counsel to determine if a legal retirement obligation exists. If one exists, any removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The present value of the legal retirement obligations will be used to quantify the effects of adoption of this standard.

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

                                                        Consumers Energy Company

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

                                                        Consumers Energy Company




                      (This page intentionally left blank)

                                                        Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                      $   776      $   739         $2,016       $2,028
  Gas                                                               134          149          1,002          928
  Other                                                              11           11             66           36
                                                               -------------------------------------------------
                                                                    921          899          3,084        2,992
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     98          102            236          250
    Purchased power - related parties                               143          155            416          399
    Purchased and interchange power                                 111          187            244          401
    Cost of gas sold                                                 20           40            528          470
    Cost of gas sold - related parties                               34           32             96           92
    Loss on MCV power purchases                                       -          126              -          126
    Other                                                           183          154            488          456
                                                                ------------------------------------------------
                                                                    589          796          2,008        2,194
  Maintenance                                                        43           41            141          146
  Depreciation, depletion and amortization                           77           71            256          242
  General taxes                                                      43           44            144          142
                                                               -------------------------------------------------
                                                                    752          952          2,549        2,724
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                                          175          (62)           406          157
  Gas                                                               (15)          (1)            68           81
  Other                                                               9           10             61           30
                                                                ------------------------------------------------
                                                                    169          (53)           535          268
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                              -            2              2            6
  Accretion expense                                                  (2)          (2)            (7)          (6)
  Other, net                                                          2            -             39            2
                                                              --------------------------------------------------
                                                                      -            -             34            2
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                         41           35            111          111
  Other interest                                                      5           14             16           35
  Capitalized interest                                               (3)          (1)            (8)          (5)
                                                               -------------------------------------------------
                                                                     43           48            119          141
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                               126         (101)           450          129
INCOME TAXES (BENEFITS)                                              71          (39)           179           41
                                                                ------------------------------------------------

NET INCOME (LOSS)                                                    55          (62)           271           88
PREFERRED STOCK DIVIDENDS                                             -            -              1            1
PREFERRED SECURITIES DISTRIBUTIONS                                   11           12             33           30
                                                               -------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER               $    44     $    (74)      $    237       $   57
================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
SEPTEMBER 30                                                                               2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $  271           $   88
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $5 and $5, respectively)                                       256              242
        Loss on MCV power purchase agreement                                                  -              126
        Deferred income taxes and investment tax credit                                     (20)               1
        Capital lease and other amortization                                                 11               16
        Gain on sale of METC and Midland Nuclear Plant reactor head                         (38)               -
        Undistributed earnings of related parties                                           (48)             (25)
        Changes in assets and liabilities
            Increase in inventories                                                         (37)            (340)
            Decrease in accounts receivable and accrued revenue                              97              251
            Increase (decrease) in accounts payable                                         (72)              15
            Changes in other assets and liabilities                                           -              (53)
                                                                                         -----------------------

          Net cash provided by operating activities                                         420              321
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (400)            (495)
  Cost to retire property, net                                                              (50)             (73)
  Investment in Electric Restructuring Implementation Plan                                   (6)              (9)
  Investments in nuclear decommissioning trust funds                                         (5)              (5)
  Proceeds from nuclear decommissioning trust funds                                          19               21
  Associated company preferred stock redemption                                               -               50
  Proceeds from sale of METC, Midland Nuclear Plant reactor head and other assets           298                -
                                                                                         -----------------------

          Net cash used in investing activities                                            (144)            (511)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                             (409)              (2)
  Decrease in notes payable, net                                                           (182)            (247)
  Payment of common stock dividends                                                        (154)            (134)
  Redemption of preferred securities                                                        (30)               -
  Preferred securities distributions                                                        (33)             (30)
  Payment of capital lease obligations                                                      (11)             (17)
  Payment of preferred stock dividends                                                       (1)               -
  Proceeds from preferred securities                                                          -              121
  Stockholder's contribution, net                                                            50              150
  Proceeds from senior notes and bank loans                                                 602              352
                                                                                         -----------------------

          Net cash used in financing activities                                            (168)             193
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                         108                3

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     16               21
                                                                                         -----------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $  124           $   24
================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                             $  116           $  129
  Income taxes paid (net of refunds)                                                         87               36
  Pension and OPEB cash contribution                                                        101               84
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                $    -           $   13
  Other assets placed under capital leases                                                   65               15
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,504          $7,661          $7,513
  Gas                                                                      2,692           2,593           2,566
  Other                                                                       66              23              16
                                                                        ----------------------------------------
                                                                          10,262          10,277          10,095
  Less accumulated depreciation, depletion and amortization                5,855           5,934           5,873
                                                                         ---------------------------------------
                                                                           4,407           4,343           4,222
  Construction work-in-progress                                              419             464             416
                                                                        ----------------------------------------
                                                                           4,826           4,807           4,638
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         21              59              54
  First Midland Limited Partnership                                          250             253             249
  Midland Cogeneration Venture Limited Partnership                           370             300             296
                                                                         ---------------------------------------
                                                                             641             612             599
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     124              16              24
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                            36             125              22
  Accounts receivable - related parties                                       18              17              13
  Inventories at average cost
    Gas in underground storage                                               601             569             603
    Materials and supplies                                                    71              69              70
    Generating plant fuel stock                                               49              52              50
  Accrued property taxes                                                      82             144              86
  Regulatory assets                                                           19              19              19
  Other                                                                       27              14              12
                                                                        ----------------------------------------
                                                                           1,027           1,025             899
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                     699             717             710
    Postretirement benefits                                                  191             209             214
    Abandoned Midland Project                                                 11              12              12
    Other                                                                    173             167              89
  Nuclear decommissioning trust funds                                        530             581             568
  Other                                                                      116             176             265
                                                                         ---------------------------------------
                                                                           1,720           1,862           1,858
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $8,214          $8,306          $7,994
================================================================================================================


                                                        Consumers Energy Company





STOCKHOLDERS' INVESTMENT AND LIABILITIES                            SEPTEMBER 30                    SEPTEMBER 30
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          682             632             796
    Revaluation capital                                                      (8)               4             (4)
    Retained earnings since December 31, 1992                                456             373             373
                                                                         ---------------------------------------
                                                                           1,971           1,850           2,006
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             520             520
  Long-term debt                                                           2,701           2,472           2,452
  Non-current portion of capital leases                                      110              56              53
                                                                        ----------------------------------------
                                                                           5,316           4,942           5,075
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       224             257             251
  Notes payable                                                              235             416             155
  Accounts payable                                                           213             291             258
  Accrued taxes                                                              192             219             115
  Accounts payable - related parties                                          83              80              78
  Deferred income taxes                                                       17              12              17
  Other                                                                      239             260             319
                                                                         ---------------------------------------
                                                                           1,203           1,535           1,193
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      714             747             668
  Postretirement benefits                                                    227             279             294
  Regulatory liabilities for income taxes, net                               282             276             270
  Power purchase agreement - MCV Partnership                                 150             169             175
  Deferred investment tax credit                                              92             102             104
  Other                                                                      230             256             215
                                                                         ---------------------------------------
                                                                           1,695           1,829           1,726
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $8,214          $8,306          $7,994
================================================================================================================



(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period (a)                            $   841      $   841        $   841      $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                            682          646            632          646
  Stockholder's contribution                                          -          150            150          150
  Return of Stockholder's contribution                                -            -           (100)           -
                                                               -------------------------------------------------
    At end of period                                                682          796            682          796
----------------------------------------------------------------------------------------------------------------

REVALUATION CAPITAL
  Investments
    At beginning of period                                           (2)          26             16           33
    Unrealized loss on investments (b)                               (7)         (15)           (25)         (22)
                                                               -------------------------------------------------
      At end of period                                               (9)          11             (9)          11

  Derivative Instruments
    At beginning of period (c)                                       (3)         (10)           (12)          18
    Unrealized gain (loss) on derivative instruments (b)              1           (9)             6          (30)
    Reclassification adjustments included in net income (b)           3            4              7           (3)
                                                               --------------------------------------------------
      At end of period                                                1          (15)             1          (15)
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            412          541            373          506
  Net income (loss)                                                  55          (62)           271           88
  Cash dividends declared- Common Stock                               -          (94)          (154)        (190)
  Cash dividends declared- Preferred Stock                            -            -             (1)          (1)
  Preferred securities distributions                                (11)         (12)           (33)         (30)
                                                               -------------------------------------------------
    At end of period                                                456          373            456          373
----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                $1,971       $2,006         $1,971       $2,006
================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Revaluation capital
       Investments
         Unrealized loss on investments, net of tax of
           $4, $8, $14 and $12, respectively                   $     (7)  $      (15)     $     (25)     $   (22)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $(1), $4, $(4) and $15, respectively         1           (9)             6          (30)
         Reclassification adjustments included in net income,
           net of tax of $(2), $(2), $(4) and $2, respectively        3            4              7           (3)

     Net income (loss)                                               55          (62)           271           88
                                                               -------------------------------------------------

     Total Comprehensive Income (Loss)                          $    52     $    (82)          $259       $   33
                                                               =================================================

(c)  Nine Months Ended 2001 is the cumulative effect of change in accounting principle, as of 1/1/01 and 7/1/01, net of $(9) tax (Note 1)


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have not been reviewed by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements for the year ending December 31, 2002. Consumers previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, and its then current situation, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers for the applicable years, the re-audit did include audit work at Consumers for these years.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and 2000, Consumers has determined, in consultation with Ernst & Young, that certain adjustments by Consumers to their consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 are required. Consumers expects that the review and restatement of these interim Consolidated Financial Statements by our independent public accountants will occur upon completion of the restatement of Consumers' Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and 2000. For further information, see Note 2, Uncertainties, "Pending Restatement and Other Related Uncertainties."

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with SEC rules and regulations. As such, certain information and footnote disclosures normally included in full-year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers Form 10-K for the year ended December 31, 2001. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

                                                        Consumers Energy Company


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

                                                                       In Millions
----------------------------------------------------------------------------------
                                                                 Nine Months Ended
September 30                                                   2002           2001
----------------------------------------------------------------------------------

Net income available to common stockholder
  Electric                                                     $201            $22
  Gas                                                             8             20
  Other                                                          28             15
----------------------------------------------------------------------------------

Total Consolidated                                             $237            $57
==================================================================================



UTILITY REGULATION: Consumers accounts for the effects of regulation based on SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated distribution customers. As of September 30, 2002, Consumers had a net investment in electric supply facilities of $1.426 billion included in electric plant and property. See
Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring."

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

                                                        Consumers Energy Company


For further discussion see "Implementation of New Accounting Standards" below,
Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties -- Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

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

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.

On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, ($32 million, pretax) cumulative effect transition adjustment as an unrealized gain increasing accumulated other comprehensive income. Consumers then reclassified to earnings $12 million as a reduction to the cost of gas; $1 million as a reduction to the cost of power supply; $2 million as an increase in interest expense; and $8 million as an increase in other revenue for the twelve months ended December 31, 2001. The remaining $9 million difference between the initial transition adjustment and the amounts reclassified to earnings has been reduced to zero, decreasing other comprehensive income, and represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001. As a result, as of December 31, 2001, there were no amounts remaining in accumulated other comprehensive income related to the initial transition adjustment.

On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers did not record these contracts on the balance sheet at fair value, but instead accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment, as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of certain electric call option contracts.

As of September 30, 2002, Consumers recorded a total of $5 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

                                                        Consumers Energy Company


For further discussion of derivative activities, see Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and "Other Gas Uncertainties -- Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in August 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals.

ACCOUNTING FOR HEADQUARTERS BUILDING LEASE: In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building lease expires in June 2003. The new office building lessor has committed to fund up to $65 million for construction of the building, which is due to be completed during March 2003. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults, which Consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which could trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease during the second quarter of 2002. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet as of September 30, 2002, reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $45 million.

2:   UNCERTAINTIES

PENDING RESTATEMENT AND OTHER RELATED UNCERTAINTIES

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has determined, in consultation with Ernst & Young, that certain adjustments by Consumers to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are required. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principals and Arthur Andersen concurred. CMS Energy and Consumers are in the process of advising the SEC of these adjustments before Consumers restates its financial statements as discussed below. Consumers intends to amend its 2001 Form 10-K and each of the 2002 Form 10-Qs for the effects of those adjustments by the end of January 2003.

The recommended audit adjustments would: 1) reverse the charge associated with the PPA recorded in 2001; 2) recognize Consumers' new headquarters lease as a capital lease, and record the lease obligation and capitalize costs incurred. Consumers had previously treated the lease as an operating lease; and 3) recognize immaterial adjustments to SERP and OPEB liabilities and advertising costs. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments are the result of our current judgment on these matters.

                                                        Consumers Energy Company


The most material adjustment proposed, which effects net income, relates to reversing the charge recorded in 2001 associated with the PPA. In 1992, Consumers established a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers.

The reserve was adjusted in 1998 to reflect differences between management's original assumptions and the MCV Facility's actual performance. In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pretax) in the third quarter of 2001.

Upon recommendations from Ernst & Young, Consumers is in the process of reviewing its 2001 PPA accounting and related assumptions. This accounting review is currently being discussed with Ernst & Young and the SEC. Final conclusions have not yet been reached. At a minimum, however, the 2001 accounting will change, resulting in the reversal of the 2001 charge of $126 million. Further analysis and deliberations may produce additional accounting changes. In addition, as a result of this accounting treatment Consumers expects that its ongoing operating earnings through 2007 will be reduced to reflect higher annual purchased power expense.


The following table reflects effects of the adjustments (for the PPA and other miscellaneous issues) Consumers currently expects to make to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000:



                                                                         2001                          2000
                                                                         ----     EXPECTED             ----   EXPECTED
IN MILLIONS                                                      AS REPORTED      RESTATED     AS REPORTED    RESTATED
------------------------------------------------------------------------------------------------------------------------
Operating Expenses                                                    $3,669        $3,505          $3,300       $3,301

Net Income Before Taxes                                                  160           328             452          451
Income Taxes                                                              49           108             148          148
Net Income Before Cumulative Effect of Change in
Accounting Principle                                                    $111          $220            $304         $303
Cumulative Effect of Change in Accounting for Derivative
Instruments, Net of $6 Tax Benefit                                      (11)          (11)               -            -

Net Income                                                              $100          $209            $304         $303
------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company


SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and the CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. CMS Energy believes that additional suits might be commenced against it and that all such suits against it will eventually be consolidated. Consumers intends to vigorously defend against these actions. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air -- In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with the EPA final regulations. Rules are expected to be promulgated and submitted to the EPA by the end of 2002. In addition, the EPA also issued additional final regulations regarding nitrogen oxide emissions

                                                        Consumers Energy Company


that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the State final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

These and other required environmental expenditures, if not recovered from customers in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of September 30, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below) 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Once the increased

                                                        Consumers Energy Company


transmission capacity projects identified in the plan are completed, verification of compliance is required to be sent to the MPSC. Upon submittal of verification of compliance, Consumers expects to be deemed in compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial), retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers.

SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction (approximately $22 million in 2000 and $49 million annually thereafter). The orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to retire $164 million of its common equity from its parent, CMS Energy. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers long-term debt and Trust Preferred Securities. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up was issued in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge revenues are remitted to a

                                                        Consumers Energy Company


trustee for the Securitization bonds and are not available to Consumers' creditors.

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

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset that it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $34 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $34 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. METC has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to

                                                        Consumers Energy Company


ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Traditionally, Consumers has planned for a reserve margin of approximately 15 percent. However, in light of the addition of new in-state generating capacity, additional transmission import capability, and FERC's standard market design notice of proposed rulemaking, which calls for a minimum reserve margin of 12 percent, Consumers is currently evaluating the appropriate reserve margin for 2003 and beyond. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of November 2002, alternative electric suppliers are providing 446 MW of generation supply to customers.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of September 30, 2002, Consumers had purchased or had commitments to purchase electric call option and capacity contracts partially covering the estimated reserve margin requirements for 2002 through 2007. As a result Consumers has a recognized asset of $30 million for unexpired call options and capacity contracts. The total cost of electricity call option and capacity contracts for 2002 is approximately $13 million, which is subject to change based upon potential changes in fair value for certain unexpired call options.

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

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion

                                                        Consumers Energy Company


of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------

1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================


The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing recovery, through the MISO, of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings


                                                                                                       In Millions
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                  $63                   $31
Income taxes and other                                                                    21                     9
------------------------------------------------------------------------------------------------------------------

Net income                                                                               $42                  $ 22
==================================================================================================================


Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Consumers continually evaluates the adequacy of the PPA liability for future underrecoveries. These evaluations consider management's assessment of operating levels at the MCV Facility through 2007 along with certain other factors including MCV related costs that are included in Consumers' frozen retail rates. During the third quarter of 2001, in connection with Consumers' long-term electric supply planning, management reviewed the PPA liability assumptions related to increased expected long-term dispatch of the MCV Facility and increased MCV related costs. As a result, in September 2001, Consumers increased the PPA liability by $126 million. Management believes that, following the increase, the PPA liability adequately reflects the present value of the PPA's future effect on Consumers. At September 30, 2002 and 2001, the remaining present value of the estimated future PPA liability associated with the loss totaled $168 million and $188 million, respectively. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company



                                                                                                         In Millions
---------------------------------------------------------------------------------------------------------------------
                                                               2002     2003      2004      2005     2006     2007
---------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries at 98.5% net of tax              $38      $37      $36       $36      $36       $25
=====================================================================================================================

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. For further material information, see "Pending Restatement and Other Related Uncertainties" in this Note.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2002, Consumers has a recorded liability to the DOE of $137 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and recently the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE and plans to pursue recovery of the nuclear fuel removal costs at its Big Rock and Palisades plants.

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

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of a single finding related to a fire protection smoke detector location with low safety significance, the NRC classified all

                                                        Consumers Energy Company


inspection findings as having very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of September 30, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

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

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on-site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan.

Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $25.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL

                                                        Consumers Energy Company


limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources, which could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act is currently in the process of reauthorization by the U.
S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $455 million, $345 million, and $410 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts expired in the third quarter of 2002. As of December 31, 2001, Consumers reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of September 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that

                                                        Consumers Energy Company


will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of September 30, 2002, a mark-to-market gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at September 30, 2002. These contracts expire in December 2002.

As of September 30, 2001, Consumers' electric business also used purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts were designated as cash flow hedges and, therefore, Consumers recorded any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurred, the net gain or loss on these contracts were reclassified to earnings and recorded as part of the cost of power. These contracts were highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss was recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $0.4 million. These contracts expired in 2001.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of September 30, 2002, Consumers has an accrued liability of $51 million, net of $31 million of expenditures incurred to date, and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

The MPSC, in its November 7, 2002, gas distribution rate order, authorized Consumers to continue to recover approximately $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of 10 years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. The annual amount that the MPSC authorized Consumers to recover in rates will continue to be offset by $2 million to reflect amounts recovered from all other sources.

GAS RATE MATTERS

GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism

                                                        Consumers Energy Company


that allows it to recover from its bundled sales customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002. Consistent with the terms of the settlement, Consumers filed in June of 2002 to raise the GCR factor cap to $3.66 for the period July through September and Consumers proceeded to bill its customers at this new rate. In September, Consumers filed to raise the GCR factor cap to $3.79 for October through December, but expects to be able to continue billing at the $3.66 rate.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Consumers requested a
12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief was primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorized Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested an annual $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $190 million, $145 million, and $165 million. For further information, see the Capital Expenditures Outlook section in the MD&A.

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-

                                                        Consumers Energy Company


based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. Some of the fixed price gas supply contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133. As of September 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner. These contracts expire in October 2002.

As of September 30, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The change in value since inception in August 2002 is immaterial. Any change in fair value will be recorded in a similar manner as stated above for the change in fair value for fixed price gas supply contracts requiring derivative accounting.

OTHER UNCERTAINTIES

PENSION: The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the plan's assets but it is possible, without significant appreciation in the plan's assets, that Consumers will need to book an additional minimum liability through a charge to other comprehensive income. The value of the Plan assets and the Accumulated Benefits Obligation are determined by the Plan's actuary in the fourth quarter of each year.

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

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $29 million was allocated to Consumers. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Consumers may be materially different than recorded for this one item.

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At September 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for

                                                        Consumers Energy Company


refinancing or refunding purposes, $690 million for general corporate purposes, and $900 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

SHORT-TERM FINANCINGS: At September 30, 2002 Consumers had a $250 million credit facility secured by First Mortgage Bonds. This facility is available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2002, a total of $235 million was outstanding at a weighted average interest rate of 3.7 percent, compared with $153 million outstanding on a revolving credit facility at September 30, 2001, at a weighted average interest rate of 3.5 percent.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is purported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements and uncertain future access to the capital markets. Consumers' actual ability to access the capital markets in the future on a timely basis will depend on, among other matters, the successful and timely conclusion of the re-audit of 2000 and 2001 financial statements.

As a result of certain of these downgrades, a few commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002 as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers First Mortgage Bonds.

Consumers $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds, and the interest rate on the $300 million term loan is LIBOR plus 450 basis points which may also fluctuate depending on the rating of Consumers' first mortgage bonds. Consumers bank and legal fees associated with arranging the facilities were $6 million. The term loan was issued at a 4 percent discount.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:


Required Ratio                                     Limitation                          Ratio at September 30, 2002
==================================================================================================================
Debt to Capital Ratio(a)                     Not more than 0.65 to 1.00                               0.53 to 1.00
Interest Coverage Ratio(a)                   Not less than 2.00 to 1.00                               3.36 to 1.00
===================================================================================================================
(a) Violation of this ratio would constitute an Event of Default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.


Also pursuant to restrictive covenants in its facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers has declared and paid $154 million in common dividends through September 2002.

In October 2002, Consumers simultaneously entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional

                                                        Consumers Energy Company


first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is currently LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these agreements is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.

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


                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
                                                                                                       Earliest
Trust and Securities                             Rate            Amount Outstanding        Maturity  Redemption
---------------------------------------------------------------------------------------------------------------
September 30                                                 2002        2001       2000                   Year
---------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%      $ 70        $100       $100      2015         2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%       120         120        120      2027         2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%       175         175        175      2029         2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                      9.00%       125         125          -      2031         2006
                                                             ---------------------------

Total                                                       $490         $520       $395
===============================================================================================================

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $345 million of unrestricted retained earnings available to pay common dividends at September 30, 2002.

                                                        Consumers Energy Company


On April 1, 2002, Consumers established a new subsidiary, Consumers Receivable Funding, LLC. This consolidated subsidiary was established to sell accounts receivable purchased from Consumers to an unrelated third party under a trade receivables sale program. Prior to the establishment of Consumers Receivable Funding, Consumers sold its accounts receivable directly to an unrelated third party. Consumers, through Consumers Receivable Funding, currently has in place a $325 million trade receivables sale program. At September 30, 2002 and 2001, the receivables sold totaled $325 million for each year. During 2002, $248 million cash proceeds were received under the trade receivables sale program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. As of September 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable rate debt. This swap will expire in June 2003. As of September 30, 2002, this interest rate swap had a negative fair value of $2 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swaps are settled on a monthly basis. As of September 30, 2001, Consumers had entered into swaps to fix the interest rate on $150 million of variable rate debt. The swaps expired at varying times from June through December 2001. As of September 30, 2001, these interest rate swaps had a negative fair value of $4 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt, issued in March 2002. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

As of September 2001, Consumers had entered into interest rate swaps to hedge the risk associated with the fair value of $400 million of fixed rate debt, which expire in May 2003 and December 2006. As of September 30, 2001, these interest rate swaps had a fair value of $1 million. Subsequently in November 2001, these swaps were terminated and resulted in a $4 million gain that will be deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

During the third quarter 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $250 million of debt. These swaps terminated in the third quarter 2001, and resulted in a $4 million gain that has been deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that was recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

- Results of the re-audit of CMS Energy, Consumers, Panhandle, and certain of their subsidiaries by Ernst & Young and the subsequent restatement of CMS Energy's, Consumers' and Panhandle's financial statements;

-    Achievement of operating synergies and revenue enhancements;

- Capital and financial market conditions, including current price of CMS Energy's Common Stock, and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

- CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;

- Market perception of the energy industry, CMS Energy, Consumers, Panhandle, or any of their affiliates;

-    Ability to successfully assess the capital markets;

                                             PANHANDLE EASTERN PIPE LINE COMPANY


- Factors affecting operations such as unusual weather conditions, catastrophic weather-related damage, maintenance or repairs, environmental incidents, or gas producer constraints;

- National, regional and local economic, competitive, legislative, and regulatory conditions and developments;

- Adverse regulatory or legal decisions, including environmental laws and regulations;

- The increased competition caused by new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce the volumes of gas transported by our natural gas transmission business or cause them to lower rates in order to meet competition;

- Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

-    Technological developments in energy production, delivery and usage;

-    Changes in financial or regulatory accounting principles or policies;

- The actual amount of goodwill impairment and related impact on earnings and the balance sheet which could negatively impact Panhandle's borrowing capacity;

- Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

- Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;

- Capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues;

- Market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture;

- Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

- Other uncertainties, which are difficult to predict and many of which are beyond our control.

In addition, there may be other matters which are unknown to Panhandle or are currently believed to be immaterial.

Panhandle designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial

                                             PANHANDLE EASTERN PIPE LINE COMPANY


outlook. This Form 10-Q also describes material contingencies in Panhandle's Condensed Notes to Consolidated Financial Statements, and Panhandle encourages its readers to review these Notes.

CHANGE IN AUDITORS AND PENDING RESTATEMENTS

Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form the Special Committee to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that due to Arthur Andersen's then current situation and the work of the Special Committee, it would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. Arthur Andersen clarified in its notification to CMS Energy that its decision does not apply to separate, audited financial statements of Panhandle for the applicable years. Arthur Andersen's reports on CMS Energy's and Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion, nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

There were no disagreements between CMS Energy or Panhandle and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the years 2000 and 2001 and through the date of their review for the quarter ended March 31, 2002 which, if not resolved to Arthur Andersen's satisfaction would have caused Arthur Andersen to make reference to the subject matter in connection with its report to the Audit Committee of the Board of Directors or its report on CMS Energy's and Panhandle's consolidated financial statements for the periods.

In April 2002, the Board of Directors, upon the recommendation of the Audit Committee, voted to discontinue using Arthur Andersen to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002. CMS Energy previously had retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's and Panhandle's financial statements for the year ending December 31, 2002.

During Panhandle's two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, Panhandle did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations. However, as a result of the restatement required with respect to the round-trip trading transactions, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Panhandle for these years. None of CMS Energy's former auditors, some of whom are now employed by Ernst & Young, are involved in the re-audit of CMS Energy's or Panhandle's consolidated financial statements.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and 2000, Panhandle has determined, in consultation with Ernst & Young, that certain adjustments (unrelated to the round-trip trades) by Panhandle to its consolidated financial statements for the fiscal years ended December 2001 and 2000 are required. At the time it adopted the accounting treatment for these items, Panhandle believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred. CMS Energy and Panhandle are in the process of advising the SEC of these adjustments before Panhandle restates its financial statements as disclosed below, and Panhandle intends to amend its 2001 Form 10-K and each of the 2002 Form 10-Qs by the end of January 2003.

                                             PANHANDLE EASTERN PIPE LINE COMPANY


The significant Panhandle audit adjustment is the consolidation of LNG Holdings. As was previously disclosed in late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. The LNG business was contributed to LNG Holdings, which received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle for the contributed LNG assets, and the joint venture also loaned $75 million to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. Panhandle is the manager and operator of the joint venture and has the primary economic interest in the joint venture. Initially, Panhandle believed that off-balance sheet treatment for the joint venture was appropriate under generally accepted accounting principles and Arthur Andersen concurred. Upon further analysis of these facts at this time Panhandle has now concluded that it did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001, and thereby recognize a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and a reduction of $19 million of equity from mark-to-market adjustments related to debt hedges and $56 million of other net assets.

In addition to the above adjustment, Panhandle's restated consolidated financial statements will also include adjustments to recognize immaterial adjustments to SERP and corrections to certain intercompany and third party accounts receivable and payable balances.

Additional details of these transactions will be available in the amended quarterly and annual reports to be filed upon completion of the re-audit and in the restatements. For further information, see "Change in Auditors and Pending Restatements" in this MD&A.

                                             PANHANDLE EASTERN PIPE LINE COMPANY




COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to their Form 10-Q's, including financial statements, disclosure controls and procedures and internal controls; and 2) make certain disclosures about its disclosure controls and procedures, and internal controls as follows:

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires the CEO's and CFO's of public companies to make certain certifications relating to their Form 10-Q's, including the financial statements. Panhandle has not filed the certifications required by the Sarbanes-Oxley Act of 2002 relating to this Form 10-Q for the period ended September 30, 2002 because its 2000 and 2001 financial statements are in the process of being restated as discussed above.

The restatements cannot be completed until Ernst & Young completes audit work at Panhandle, and their reviews of the quarterly statements for these years. Therefore, Panhandle's CEO and CFO are not able to make the statements required by the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q for the period ended September 30, 2002. Panhandle expects its CEO and CFO to make the certifications required by the Sarbanes-Oxley Act of 2002 when its restated financial statements are available.

DISCLOSURE AND INTERNAL CONTROLS

Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of Panhandle's principal executive and financial officers has evaluated the effectiveness of Panhandle's disclosure controls as of September 30, 2002. It is their opinion that, based on this evaluation, Panhandle's disclosure controls and procedures are effective to ensure that material information has been presented and properly disclosed, particularly during the third quarter of 2002. There have been no significant changes in Panhandle's internal controls that could significantly affect internal controls subsequent to September 30, 2002.

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

                                             PANHANDLE EASTERN PIPE LINE COMPANY



permitted by Form 10-Q for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

RESULTS OF OPERATIONS

The following results of operations and related explanations reflect LNG Holdings as an unconsolidated off-balance sheet entity. As discussed above in the Restatements section of this MD&A, Panhandle will restate these amounts as soon as practicable and such restatements will be re-filed with the SEC.

PANHANDLE CONSOLIDATED EARNINGS:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------

September 30                                                                2002          2001            Change
----------------------------------------------------------------------------------------------------------------

Three months ended                                                           $10            $8               $2
Nine months ended                                                             48            56               (8)
================================================================================================================


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                        Three Months              Nine Months
                                                                     Ended September 30       Ended September 30
Reasons for the change:                                                 2002 vs 2001             2002 vs 2001
----------------------------------------------------------------------------------------------------------------

Reservation revenue                                                             $(2)                    $(6)
LNG terminalling revenue                                                        (20)                    (69)
Commodity revenue                                                                (1)                     (5)
Equity earnings and other revenue                                                 6                      12
Operation, maintenance, administrative and general                               17                      30
Other operating expenses                                                          8                      18
Other income, net                                                                 -                       1
Interest charges                                                                  2                      11
Income taxes                                                                     (8)                     (1)
Extraordinary item                                                                -                       1
                                                                     -------------------------------------------

Total change                                                                    $ 2                     $(8)
================================================================================================================

RESERVATION REVENUE: For the three and nine month periods ended September 30, 2002, reservation revenue decreased $2 million and $6 million, respectively, due to lower average rates on capacity sold, continuing a trend.

LNG TERMINALLING REVENUE: In May 2001, CMS Trunkline LNG signed an agreement with BG LNG Services that provides for a 22-year contract for the existing uncommitted long-term capacity at the company's facility. The 22-year contract, in conjunction with new rates which became effective January 2002 (see Note 2, Regulatory Matters), along with higher natural gas prices in the first nine months of 2001, resulted in reduced revenues for CMS Trunkline LNG from 2001 levels. In December 2001, Panhandle completed a $320 million monetization of the CMS Trunkline LNG business which involved a new joint

                                             PANHANDLE EASTERN PIPE LINE COMPANY



venture, LNG Holdings (see Off-Balance Sheet Arrangements section of this MD&A). The joint venture transaction results in a reduced share of CMS Trunkline LNG's income and distributions being received by Panhandle due to such amounts being after interest expense on debt of the joint venture as well as a reduced equity ownership in the project. Panhandle has been using the Hypothetical Liquidation at Book Value method of equity income measurement for its investment in LNG Holdings, the unconsolidated joint venture which owns 100 percent of CMS Trunkline LNG. Using this approach, equity income is generally recordable by Panhandle only to the extent cash distributions are made by LNG Holdings. Such distributions began in April 2002 and the resulting equity income is reflected in the Consolidated Statements of Income as Equity income from unconsolidated subsidiaries, whereas in 2001 LNG revenues were fully consolidated.

COMMODITY REVENUE: For the three month and nine month periods ended September 30, 2002, commodity revenue decreased $1 million and $5 million, respectively, primarily due to decreased natural gas transportation volumes. Volumes decreased 9 percent in the third quarter and first nine months of 2002 versus 2001 due to higher storage levels entering the summer months of 2002 which reduced transportation volumes to fill storage in the second and third quarters of 2002 and unseasonably mild winter in the Midwest market area in early 2002, respectively.

EQUITY EARNINGS AND OTHER REVENUE: Equity earnings and other revenue for the three month and nine month periods ended September 30, 2002 increased $6 million and $12 million, respectively. The increase was primarily due to equity earnings of $9 million and $18 million in the third quarter and the first nine months of 2002, respectively, related to Panhandle's investment in LNG Holdings (see LNG Terminalling Revenue section of this MD&A). Prior to the monetization of CMS Trunkline LNG in December 2001, revenues from LNG activities were consolidated and reflected in LNG terminalling revenue. The increases were partially offset by equity losses of $2 million and $5 million, respectively, in the three and nine month periods ended September 30, 2002 related to the Centennial Pipeline equity investment. Other revenue for the nine months ended September 30, 2002 includes a non-recurring gain of $4 million in the first quarter of 2002 for the settlement of Order 637 matters related to capacity release and imbalance penalties (see Note 2, "Regulatory Matters"), equaling a non-recurring gain related to a gas purchase contract in the first quarter of 2001.

OPERATION AND MAINTENANCE: Operation and maintenance expenses were reduced by $17 million and $30 million in the third quarter and first nine months of 2002, respectively, partially due to CMS Trunkline LNG expenses which are zero in 2002 since CMS Trunkline LNG was not consolidated with Panhandle (see Off-Balance Sheet Arrangements section of this MD&A), versus $4 million and $8 million of expenses for the three month and nine month periods ended September 30, 2001, respectively. Additionally, Panhandle operating expenses were also lower due to $3 million and $7 million of lower of cost or market adjustments to Panhandle's current system gas inventory recorded in the second and third quarters of 2001, respectively. Panhandle general and administrative expenses in the third quarter and first nine months of 2002 decreased by $6 million and $4 million, respectively due to reduced corporate charges and insurance costs for property and liability coverage. Panhandle expenses for the first nine months of 2002 were also reduced by a non-recurring adjustment in the first quarter of 2002 of $3 million for lower final incentive plan payouts approved in 2002 for 2001 awards.

OTHER OPERATING EXPENSES: Other operating expenses were reduced by $8 million and $18 million in the third quarter and first nine months of 2002, respectively, partially due to CMS Trunkline LNG expenses which are zero in 2002 since CMS Trunkline LNG was not consolidated with Panhandle (see Off-Balance Sheet Arrangements section of this MD&A). CMS Trunkline LNG depreciation, amortization and general

                                             PANHANDLE EASTERN PIPE LINE COMPANY



taxes for the three month and nine month periods ended September 30, 2001 were $2 million and $3 million, respectively. For the three month and nine month periods ended September 30, 2002 depreciation and amortization expense was reduced by $5 million and $13 million, respectively, primarily due to adoption of SFAS No. 142. Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No.142, which indicates a significant impairment of Panhandle's goodwill existed as of January 1, 2002 under the new standard. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual impairment is determined in a second step involving a detailed valuation of all assets and liabilities, the results of which will be reflected as the cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is being performed utilizing an independent appraiser and will be completed in the fourth quarter of 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. For further information, see Note 1, Corporate Structure and Basis of Presentation - Implementation of New Accounting Standards and Note 3, Goodwill Impairment.

INTEREST CHARGES: Interest Charges were reduced by $2 million and $11 million in the third quarter and first nine months of 2002, respectively, primarily due to $249 million of net reductions of long-term debt principal in December 2001, April 2002 and May 2002. In March 2002, Panhandle executed a fixed-to-floating interest rate swap with notional amounts totaling $175 million related to existing notes to take advantage of lower short-term interest rates, which reduced interest expense on the Consolidated Income Statement compared to the prior year. In June 2002, Panhandle unwound the swaps to monetize an increase in the market value of the fixed-to-floating rate position. The resulting cash gain of approximately $3 million will be amortized to income through the second and third quarters of 2004, which are the maturity dates of the original debt instruments that were hedged. Interest cost decreases due to reductions in debt principal and amortization of the gain on the swaps unwind were partially offset by credit fees and other interest charges of $1 million in the third quarter of 2002 related to the Centennial, Guardian and LNG Holdings. For further information of Panhandle's long-term debt and guarantees, see Note 6, Debt Rating Downgrades.

INCOME TAXES: Income taxes increased $8 million and $1 million in the third quarter and first nine months of 2002, as compared to the same periods of 2001, due to corresponding changes in pretax income and a charge to income tax expense in the third quarter of 2002 to reflect a $5 million charge allocated to Panhandle through CMS Energy's consolidated Federal Income Tax return for 2001 filed in 2002. For further information of the CMS Energy tax loss allocation, see the Outlook section of this MD&A.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the

                                             PANHANDLE EASTERN PIPE LINE COMPANY



financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

In December 2001, Panhandle entered into a joint venture transaction involving LNG Holdings, which now owns 100 percent of CMS Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. Panhandle initially contributed its interest in Trunkline LNG to the joint venture. The joint venture then raised $30 million from the issuance of equity to Dekatherm Investor Trust and then $290 million from bank loans. The net proceeds were distributed to Panhandle Eastern Pipe Line, with $75 million of the proceeds coming in the form of a loan. While earnings are divided pursuant to a sharing formula, LNG Holdings' owners require unanimous consent over significant governance issues, including, among others, issuance of additional debt or equity, budgets, asset acquisitions or dispositions, and appointment of officers.

The LNG Holdings transaction monetized a portion of the value of CMS Trunkline LNG and the value created by a 22-year contract with BG LNG Services, which began in January 2002, for the existing uncommitted long-term capacity at the facility. Due to the commitment by Panhandle to reinvest the proceeds in the joint venture to finance the LNG expansion project, the $183 million of proceeds received by Panhandle in excess of Panhandle's book basis in CMS Trunkline LNG was not recognized as a gain, but instead was recorded as a deferred commitment on Panhandle's balance sheet which is reduced as Panhandle makes additional capital investments in LNG Holdings for the proposed expansion project. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture. For further information, see Note 5, "Commitments and Contingencies" and Note 6, "Debt Rating Downgrades".

During the re-audit of Panhandle's financial statements it was concluded that Panhandle did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001. Panhandle's financial statements for the periods ended December 31, 2001 and for the quarterly periods in 2002 will be restated to fully consolidate Panhandle's majority interest in LNG Holdings. Such restatements will be made as soon as practicable and re-filed with the SEC. For further information regarding the restatement of Panhandle's financial statements, see "Change in Auditors and Pending Restatements" section of this MD&A.

ACCOUNTING FOR RETIREMENT BENEFITS

Panhandle uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions,

                                             PANHANDLE EASTERN PIPE LINE COMPANY



including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. As of January 2002, OPEB Plan claims are paid from VEBA trusts. The Pension Plan and OPEB Plan in which Panhandle participate, net of contributions, have decreased in value from the previous year due to a downturn in the equities market and a decrease in the price of CMS stock. If the Pension Plan's Accumulated Benefit Obligation exceeds the value of the Pension Plan's assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87. Panhandle cannot predict the future fair value of the Pension Plan's assets but it is probable, without significant appreciation in the value of the Plan's assets, that Panhandle will need to book an additional minimum liability through a charge to other comprehensive income. Panhandle also expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. For further information, see Outlook - Retirement Benefit Costs section of this MD&A.

RELATED PARTY TRANSACTIONS

Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by new accounting standards that recently have been issued.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the Statement on January 1, 2003. Panhandle has determined that it will be impacted by liabilities related to its offshore gathering facilities. However, while significant progress has been made toward the assessment, due to the significant number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of Statement No. 143 on Panhandle's financial position or results of operations has not yet been determined.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-

                                             PANHANDLE EASTERN PIPE LINE COMPANY



leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No. 146 includes (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease and (3) costs to consolidate facilities or relocate employees. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: Issued by the FASB in October 2002, this standard amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and amends other pronouncements issued previously which are unrelated to the business of Panhandle. These provisions are effective for transactions occurring on or after October 1, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

LIQUIDITY

CMS ENERGY FINANCIAL CONDITION

In July of 2002, the credit ratings of the publicly traded securities of CMS Energy and Panhandle were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, the Special Committee investigation of the round-trip trading, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits, that directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



In response to the July debt downgrades, CMS Energy and its subsidiaries Consumers and Enterprises have replaced or restructured several of its existing unsecured credit facilities with secured credits. The new facilities have conditions requiring mandatory prepayment of borrowings from asset sales, debt issuances and/or equity issuances, impose certain dividend restrictions and grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line).

CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets. As discussed above, for the remainder of 2002 and during 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy and its subsidiaries also have approximately $1.6 billion of publicly issued and credit facility debt maturing in 2003, including the CMS Energy credit facilities described above. In addition, CMS Energy may also become subject to liquidity demands pursuant to commercial commitments under guaranties, indemnities and letters of credit as indicated above.

CMS Energy is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan which involves the sale of non-strategic and under-performing assets, reduced capital expenditures, cost reductions and other measures. As noted elsewhere in this MD&A, CMS Energy has improved its liquidity through asset sales, with a total of approximately $2.7 billion in cash proceeds from such sales over the past two years. CMS Energy believes that further targeted asset sales, together with further reductions in operating expenses and capital expenditures, will also contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximately $1.6 billion in 2003 debt maturities.

As discussed above, CMS Energy's, Consumers' and Panhandle's financial statements will be restated. As a result, CMS Energy, Consumers and Panhandle are at present unable to deliver certified September 30, 2002 financial statements to lenders as required under certain bank facilities. Although CMS Energy, Consumers and Panhandle believe they will be able to secure waivers of this requirement, should they be unable to do so, they could be declared to be in default and the debt thereunder could be accelerated and become immediately due and payable. In addition, the occurrence of such an acceleration could entitle the holders of other debt of CMS Energy, Consumers and Panhandle to demand immediate repayment. The earliest date that an acceleration from a failure to deliver certified financial statements could occur is ten business days after receipt of notice of default after November 29, 2002.

CMS Energy's January 15, 1994 indenture restricts CMS Energy from incurring additional indebtedness when the debt ratio is in excess of 75 percent. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 will result in a year end debt ratio in excess of 75 percent. In this event, CMS Energy and certain of its subsidiaries other than Consumers will be restricted from incurring new indebtedness until this condition is remedied. This restriction will not prevent CMS Energy from refinancing existing indebtedness or incurring up to $1 billion in bank financing. This debt ratio could be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

It should be noted, that CMS Energy has historically met its liquidity needs through a combination of operating and investing activities, including through access to bank financing and the capital markets. As a result of the impact of the re-audit and pending restatement, ratings downgrades and related changes in its financial situation, CMS Energy's access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. There can be no assurance that the financial improvement plan will be successful, or that the necessary bank waivers will be obtained and the debt ratio lowered. A failure to achieve any of these goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

PANHANDLE FINANCIAL CONDITION

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy (see discussion in the CMS Energy Financial Condition section above). On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with these downgrades, Panhandle's debt is below investment grade which will increase operating and financing costs going forward. Panhandle's senior unsecured note provisions are not directly impacted by debt rating reductions, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At September 30, 2002, Panhandle was in compliance with all covenants.

In December 2001, $75 million of the proceeds from the CMS Trunkline LNG monetization transaction came to Panhandle in the form of a note payable to LNG Holdings. Panhandle, as a result of its debt ratings downgrade to below investment grade, can be required to pay on demand the remaining principal and accrued interest at any time while such downgrades exist. At September 30, 2002, Panhandle's remaining balance on the $75 million note payable to LNG Holdings was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of the LNG Holdings and will not demand payment on the note payable to LNG Holdings. As a result, Panhandle will not demand payment on the note payable from Panhandle to LNG Holdings.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the guaranty agreements, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

As discussed above, Panhandle's financial statements will be restated. As a result, Panhandle is at present unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Although Panhandle intends to seek waivers of this requirement if it cannot timely provide such certified financial statements, should it be unable to do so, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable. In addition, the occurrence of such an acceleration could cause the associated $75 million loan to Panhandle from LNG Holdings to become immediately due and payable.

At September 30, 2002, the Note receivable - CMS Capital balance was $251 million. Due to CMS Energy's financial condition as described above, the liquidity of this note is potentially adversely affected and proceeds may not be immediately available upon demand by Panhandle.

At September 30, 2002, Accounts receivable includes $19 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is potentially adversely affected and funds may not be available to Panhandle when amounts are due.

OUTLOOK

As a result of certain events previously disclosed regarding round-trip trading, CMS Energy has engaged Ernst & Young to re-audit its fiscal years ended December 31, 2001 and 2000. During the course of the re-audit, in consultation with its new auditors, CMS Energy has determined that certain adjustments discussed elsewhere in this Form 10-Q (unrelated to the round-trip trades) by CMS Energy and Panhandle to their consolidated financial statements for the fiscal years ended December 2001 and 2000 are required. At the time it adopted the accounting treatments for the items, CMS Energy believed that such treatments were appropriate under generally accepted accounting principles, and Arthur Andersen concurred. CMS Energy has now determined it will adopt different accounting for certain transactions, upon the recommendation of Ernst & Young, as discussed elsewhere in this Form 10-Q. As a result, following completion of the re-audit, CMS Energy and Panhandle intend to file an amended Form 10-K for the fiscal year ended December 31, 2001. In addition, CMS Energy and Panhandle will file amended Form 10-Qs for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 following completion of Ernst & Young's review of the interim financial statements for these periods. As a result of these reviews and re-audits, there may be revisions to the financial statements contained in the above referenced reports, including this Form 10-Q, some of which could be material. CMS Energy has advised the staff of the SEC about the pending restatements. CMS Energy is working with Ernst & Young to resolve these issues and expects it will file all restated results by the end of January 2003. For more information, see "Change in Auditors and Pending Restatements" section in the beginning of this MD&A.

Panhandle is a leading United States interstate natural gas pipeline system and also has a significant ownership interest in the nation's largest operating LNG receiving terminal and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle also has a one-third interest in Guardian Pipeline, L.L.C., which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, CMS Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC which operates a 795-mile, 26 inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002.

In April 2001, FERC approved CMS Trunkline's rate settlement without modification. The settlement resulted in Trunkline reducing its maximum rates in May 2001. The reduction is expected to reduce revenues by approximately $2 million annually. For further information, see Note 2, "Regulatory Matters."

                                             PANHANDLE EASTERN PIPE LINE COMPANY



In October 2001, CMS Trunkline LNG, in which Panhandle owns an interest through its equity interest in LNG Holdings, announced the planned expansion of the Lake Charles, Louisiana facility to approximately 1.2 bcf per day of sendout capacity, up from its current sendout capacity of 630 million cubic feet per day. The terminal's storage capacity will also be expanded to 9 bcf from its current storage capacity of 6.3 bcf. On August 27, 2002 the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The FERC's July 2002 Environmental Assessment determined that the CMS Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expanded facility is currently expected to be in operation by January 2006 pending final FERC approvals. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, which would be sourced by capital markets, operating cash flows, or other funding.

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project, but is negotiating to participate as the LNG plant operator and will also provide technical support during the development of the project which is currently estimated to commence commercial operations in 2006.

In August 2002, CMS Energy began exploring the sale of Panhandle and CMS Field Services business units as part of its ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The companies considered for sale include Panhandle Eastern Pipe Line, CMS Trunkline, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these efforts have been discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in alternative minimum tax credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in alternative minimum tax credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $5 million was allocated to Panhandle. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Panhandle may be materially different than the $5 million recorded for this one item in September.

In August of 2002, the FERC issued a Notice of Proposed Rulemaking concerning the management of funds from a FERC-regulated subsidiary by a non-FERC regulated parent. The proposed rule would

                                             PANHANDLE EASTERN PIPE LINE COMPANY



establish limits on the amount of funds that could be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements would also require participants to provide documentation of certain transactions. In the NOPR, the FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the Midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers; 5) the possibility of decreased demand for natural gas resulting from a downturn in the economy and scaling back of new power plants; 6) the impact of any future rate cases or FERC actions or orders, for any of Panhandle's regulated operations; 7) impact of current initiatives for additional federal rules and legislation regarding pipeline security and safety; 8) capital spending requirements for safety, environmental or regulatory requirements that could consume capital resources and also result in depreciation expense increases not covered by additional revenues; 9) market and other risks associated with Panhandle's investment in the liquids pipeline business with the Centennial Pipeline venture; 10) increased security and insurance costs as a result of the September 11, 2001 terrorist attack in the United States; it is not certain what these cost levels will be or to what extent these additional costs will be recoverable through Panhandle's rates; 11) the impact of CMS Energy and its subsidiaries' distressed financial condition and ratings downgrades on Panhandle's liquidity and costs of operating, including Panhandle's reduced ability to draw on the CMS Capital loan and current limited access to capital markets; 12) actual amount of goodwill impairment and related impact on earnings and balance sheet which could negatively impact Panhandle's borrowing capacity; and 13) the effects of changing regulatory and accounting related matters resulting from current events. For further information about uncertainties, see Note 5, Commitments and Contingencies.

OTHER MATTERS

CUSTOMER CONCENTRATION

During the first nine months of 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 16 percent of Panhandle's consolidated revenues and sales to subsidiaries of CMS Energy accounted for 13 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 61 percent of revenues during the first nine months of 2002.

RETIREMENT BENEFIT COSTS

Panhandle, through its parent CMS Energy, provides post retirement benefits under its Pension Plan, and post retirement health and life insurance benefits under its OPEB plan to substantially all its employees.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



The Pension Plan and OPEB Plan, net of contributions, have decreased in value from the previous year due to a downturn in the equities market and the CMS stock price. If the Pension Plan's Accumulated Benefit Obligation exceeds the value of its assets at December 31, 2002, Panhandle will be required to recognize an additional minimum liability for a share of this excess in accordance with SFAS No. 87. Panhandle cannot predict the future fair value of the Plan's assets but it is probable, without significant recovery of the plan's assets, that Panhandle will need to book an additional minimum liability through a charge to other comprehensive income. The Accumulated Benefit Obligation is determined by the plan's actuary in the fourth quarter of each year.

Panhandle also expects to see an increase in pension and post retirement benefit expense levels over the next few years unless market performance improves significantly. Panhandle anticipates pension and postretirement benefit expense to rise in 2002 by approximately $500 thousand and $2 million, respectively, over 2001 expenses based on actuarial studies, with pension expense likely to increase further in 2003. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For postretirement benefit expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Panhandle cannot predict the impact that interest rates or market returns will have on pension and postretirement benefit expense in the future, nor whether actual health care costs will actually be limited to the projected levels.

Through September 2002, Panhandle contributed $7 million to the Pension Trust and a total of $6 million to the 401 (h) segment of the Pension Trust and VEBA Trust to cover postretirement health care and life insurance benefits.

In order to keep health care benefits and costs competitive, CMS Energy announced several changes to the Health Care Plan in which Panhandle participates. These changes are effective January 1, 2003. The most significant change is that Panhandle's future increases in health care costs will be shared with employees.

Panhandle, through its parent CMS Energy, also participates in a CMS Energy plan to provide retirement benefits under a defined contribution 401(k) plan. Prior to September 1, 2002, Panhandle offered a contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when performance exceeds expectations. Effective September 1, 2002, Panhandle suspended the employer's match until January 1, 2005, and eliminated the incentive match which were originally projected to be approximately $2 million each for the full plan year 2002.

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of the disposal or release of specified substances at its operating sites.

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and has undertaken clean-up

                                             PANHANDLE EASTERN PIPE LINE COMPANY



programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 5, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised State Implementation Plans (SIPS) for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to range from $15 million to $20 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rules from the EPA in 2003 regarding control of hazardous air pollutants, and Panhandle expects that some of its engines will be affected. In 2002 the Texas Natural Resource Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. CMS Trunkline's Cypress Compressor Station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million. For further information, see Note 5, Commitments and Contingencies - Environmental Matters.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm Compressor Station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. It is expected that the capital improvements will occur in 2002 and 2003.

                                             PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                                  2002          2001          2002           2001
                                                                  ----          ----          ----           ----
OPERATING REVENUE
        Transportation and storage of natural gas                $  93         $  96         $ 297          $ 308
        LNG terminalling revenue                                    --            20            --             69
        Equity earnings from unconsolidated subsidiaries             8            --            13             --
        Other                                                        2             4            12             13
                                                                 -----         -----         -----          -----
            Total operating revenue                                103           120           322            390
                                                                 -----         -----         -----          -----

        Operation and maintenance                                   32            41            91            111
        General and administrative                                  14            22            47             57
        Depreciation and amortization                               14            19            39             52
        General taxes                                                5             8            17             22
                                                                 -----         -----         -----          -----
            Total operating expenses                                65            90           194            242
                                                                 -----         -----         -----          -----


PRETAX OPERATING INCOME                                             38            30           128            148

OTHER INCOME, NET                                                    4             4             9              8

INTEREST CHARGES
        Interest on long-term debt                                  18            20            53             63
        Other interest                                              --            --            (2)            (1)
                                                                 -----         -----         -----          -----
            Total interest charges                                  18            20            51             62


NET INCOME BEFORE INCOME TAXES                                      24            14            86             94

INCOME TAXES                                                        14             6            39             38
                                                                 -----         -----         -----          -----

NET INCOME BEFORE EXTRAORDINARY ITEM                                10             8            47             56

EXTRAORDINARY GAIN, NET OF TAX                                      --            --             1             --
                                                                 -----         -----         -----          -----

CONSOLIDATED NET INCOME                                          $  10         $   8         $  48          $  56
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

                                             PANHANDLE EASTERN PIPE LINE COMPANY



                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2002              2001
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                      $  48             $  56
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      39                52
      Deferred income taxes                                                              65                52
      Changes in current assets and liabilities                                         (29)              (70)
      Other, net                                                                         (5)               (5)
                                                                                      -----             -----
          Net cash provided by operating activities                                     118                85
                                                                                      -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                               (80)              (50)
      Retirements and other                                                              (3)              (22)
                                                                                      -----             -----
          Net cash used in investing activities                                         (83)              (72)
                                                                                      -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES
      Contribution from parent                                                           --               150
      Net decrease in current note receivable - CMS Capital                               7                --
      Net decrease (increase) in non-current note receivable - CMS Capital              165              (111)
      Long-term debt retirements                                                       (134)               --
      Dividends paid                                                                    (28)              (50)
                                                                                      -----             -----
          Net cash provided by/(used in) financing activities                            10               (11)
                                                                                      -----             -----

      Net Increase in Cash and Temporary Cash Investments                                45                 2

      CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                           --                --
                                                                                      -----             -----
      CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                              $  45             $   2
                                                                                      =====             =====


OTHER CASH FLOW ACTIVITIES WERE:
      Interest paid (net of amounts capitalized)                                      $  69             $  80
      Income taxes paid (net of refunds)                                                  1                 8





   The accompanying condensed notes are an integral part of these statements.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                       September 30,
                                                                                            2002           December 31,
                                                                                        (Unaudited)            2001
                                                                                       --------------      ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                  $1,704            $1,675
      Less accumulated depreciation and amortization                                           179               142
                                                                                            ------            ------
          Sub-total                                                                          1,525             1,533
      Construction work-in-progress                                                             39                24
                                                                                            ------            ------
          Net property, plant and equipment                                                  1,564             1,557
                                                                                            ------            ------

INVESTMENTS IN AFFILIATES                                                                       86                66
                                                                                            ------            ------

CURRENT ASSETS
      Cash and temporary cash investments at cost, which approximates market                    45                --
      Accounts receivable, less allowances of $5 and $3 as of September 30, 2002
          and December 31, 2001, respectively                                                   63               114
      Gas imbalances - receivable                                                               16                26
      System gas and operating supplies                                                         61                55
      Deferred income taxes                                                                     11                 7
      Note receivable - CMS Capital                                                             79                86
      Other                                                                                     18                24
                                                                                            ------            ------
          Total current assets                                                                 293               312
                                                                                            ------            ------

NON-CURRENT ASSETS
      Goodwill, net                                                                            700               700
      Note receivable - CMS Capital                                                            172               337
      Debt issuance cost                                                                         5                 8
      Other                                                                                     45                30
                                                                                            ------            ------
          Total non-current assets                                                             922             1,075
                                                                                            ------            ------

      TOTAL ASSETS                                                                          $2,865            $3,010
                                                                                            ======            ======




   The accompanying condensed notes are an integral part of these statements.

                                             PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                     September 30,
                                                                                          2002           December 31,
                                                                                      (Unaudited)            2001
                                                                                     -------------       ------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
      Common stockholder's equity
        Common stock, no par, 1,000 shares authorized, issued and outstanding            $     1            $     1
        Paid-in capital                                                                    1,286              1,286
        Retained earnings                                                                     15                 (5)
                                                                                         -------            -------
          Total common stockholder's equity                                                1,302              1,282
      Long-term debt                                                                         936              1,082
                                                                                         -------            -------
          Total capitalization                                                             2,238              2,364
                                                                                         -------            -------

CURRENT LIABILITIES
      Accounts payable                                                                        16                 22
      Current portion of long-term debt                                                       10                 --
      Gas imbalances - payable                                                                66                 64
      Accrued taxes                                                                           16                  8
      Accrued interest                                                                        10                 26
      Accrued liabilities                                                                     21                 35
      Other                                                                                   38                 40
                                                                                         -------            -------
          Total current liabilities                                                          177                195
                                                                                         -------            -------

NON-CURRENT LIABILITIES
      Deferred income taxes                                                                  194                185
      Deferred commitments                                                                   174                183
      Other                                                                                   82                 83
                                                                                         -------            -------
          Total non-current liabilities                                                      450                451
                                                                                         -------            -------

      TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                  $ 2,865            $ 3,010
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

                                             PANHANDLE EASTERN PIPE LINE COMPANY


                       PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                          Nine Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                             2002                 2001
                                      -------------------  -------------------
COMMON STOCK
At beginning and end of period               $     1             $     1
                                             -------             -------

OTHER PAID-IN CAPITAL
At beginning of period                         1,286               1,127
Contribution from parent                          --                 150
                                             -------             -------
             At end of period                  1,286               1,277
                                             -------             -------

RETAINED EARNINGS
At beginning of period                            (5)                 (6)
Net income                                        48                  56
Common stock dividends                           (28)                (50)
                                             -------             -------
             At end of period                     15                  --
                                             -------             -------

TOTAL COMMON STOCKHOLDER'S EQUITY            $ 1,302             $ 1,278
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

                                             PANHANDLE EASTERN PIPE LINE COMPANY



                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have not been reviewed by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. In April 2002, CMS Energy's Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit Panhandle's financial statements for the year ending December 31, 2002. Panhandle previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, CMS Energy's Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. See Note 5, Commitments and Contingencies - SEC Investigation and Note 9, Restatements.

Panhandle expects that the review of these interim Consolidated Financial Statements by our independent public accountants will occur upon completion of the re-audit of the restated Panhandle Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and December 31, 2000.

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

In December 2001, Panhandle completed a $320 million off-balance sheet monetization transaction for a portion of its CMS Trunkline LNG business and the value created by long-term contracts for capacity at the CMS Trunkline LNG Lake Charles terminal. The joint venture transaction resulted in LNG Holdings owning 100 percent of CMS Trunkline LNG. LNG Holdings is jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. The joint venture (including its $279 million of long-term debt at September 30, 2002) was not consolidated with Panhandle, as more fully discussed in Note 9, Restatements.

During the re-audit of Panhandle's financial statements it was concluded that Panhandle did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001. Panhandle's financial statements for the periods ended December 31, 2001 and for the quarterly periods

                                             PANHANDLE EASTERN PIPE LINE COMPANY



in 2002 will be restated to fully consolidate Panhandle's majority interest in LNG Holdings. Such restatements will be made as soon as practicable and re-filed with the SEC. For further information regarding the restatement of Panhandle's financial statements, see Note 9, Pending Restatements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Panhandle Eastern Pipe Line and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in affiliated companies where Panhandle has the ability to exercise significant influence, but not control, are accounted for using the equity method. When special conditions warrant, for example when an affiliate is a highly leveraged entity and its capital structure is such that Panhandle's share of net income cannot be simply stated as a percentage of net income based on its equity ownership percentage, accounting rules dictate that the preferred approach to equity income measurement is determined by using the Hypothetical Liquidation at Book Value (HLBV) method. Panhandle originally believed such conditions existed with its LNG Holdings investment, therefore Panhandle has been using the HLBV method to account for earnings from this investment. However, with respect to the restatement described in Note 9, Pending Restatements, Panhandle's financial statements will be restated to fully consolidate LNG Holdings.

Panhandle owns a one-third interest in Guardian Pipeline, L.L.C. and accounts for this interest using the equity method. Guardian accounts for the effects of regulation based on SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As a result, Guardian records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities.

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

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Goodwill represents the excess of the fair value of the net assets of acquired companies and was amortized using the straight-line method, over a forty-year life, through December 31, 2001. The amortization of goodwill ceased upon adoption of the standard at January 1, 2002. In accordance with the new standard, the first step of testing for potential goodwill impairment was completed in the second quarter of 2002 which indicates a significant impairment of Panhandle's goodwill potentially existed as of January 1, 2002 (see Note 3, Goodwill Impairment). Pursuant to SFAS No. 142 requirements, the actual impairment, when determined upon completion of the second step of the test, will be reflected as the cumulative effect of an accounting change, as a restatement of first quarter 2002 results. The required valuation work is being performed by an independent appraiser and will be completed in the fourth quarter of 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002. The final results will be announced after completion of the appraiser's work and review by the company.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



For purposes of comparison, the following table presents what net income would have been in the three month and nine month periods ended September 30, 2002 and 2001 had there been no amortization of goodwill recorded in those periods.

                                                                           IN MILLIONS
--------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED       NINE MONTHS ENDED
SEPTEMBER 30                                2002          2001       2002         2001
--------------------------------------------------------------------------------------

Reported Net Income                          $10            $8        $48          $56
Add back: Goodwill amortization                -             5          -           15
Tax effect                                     -            (2)         -           (6)
                                          ---------------------------------------------
Adjusted Net Income                          $10           $11        $48          $65
                                          =============================================

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle will adopt the Statement on January 1, 2003. Panhandle has determined that it will be impacted by liabilities related to its offshore gathering facilities. However, while significant progress has been made toward the assessment, due to the significant number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of SFAS No. 143 on Panhandle's financial position or results of operations has not yet been determined.

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

                                             PANHANDLE EASTERN PIPE LINE COMPANY



SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects, if any, of adoption on its financial statements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF Issue No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31, 2002. The scope of SFAS No.146 includes (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease and (3) costs to consolidate facilities or relocate employees. Panhandle believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: Issued by the FASB in October 2002, this standard amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and amends other pronouncements issued previously which are unrelated to the business of Panhandle. These provisions are effective for transactions occurring on or after October 1, 2002. Panhandle is currently studying the effects of the new standard, but has yet to quantify the effects of adoption on its financial statements.

2.   REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered the pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed a proposed settlement with the FERC which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. At September 30, 2002 and December 31, 2001, accounts receivable included $8 million due from natural gas producers, and other current liabilities included $12 million and $11 million, respectively, for related obligations. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002, resulting in a non-recurring gain associated with previously collected penalties of $4 million in Other revenue and a $2 million reversal of related interest expense. Prospectively, penalties will be credited to customers.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by CMS Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, CMS Trunkline LNG, now owned by LNG Holdings, a joint venture between Panhandle and Dekatherm Investment Trust, reduced its maximum rates.

In December 2001, CMS Trunkline LNG, now partially owned by Panhandle, filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. Storage capacity will also be expanded to 9 bcf, from its current capacity of 6.3 bcf. On August 27, 2002 the FERC issued a "Preliminary Determination on Non-Environmental Issues" recommending approval of the planned expansion project. The FERC's July 2002 Environmental Assessment determined that the Trunkline LNG expansion facilities do not constitute a major federal action significantly affecting the environment and recommended certain compliance and mitigation measures. Comments on the Environmental Assessment were filed on August 30, 2002. The application for a certificate of public convenience and necessity of the expansion is still pending final FERC action. The expansion expenditures are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings.

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

In February 2002, CMS Trunkline filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002 FERC issued an order approving the settlement, with modifications. On October 18, 2002 CMS Trunkline filed tariff sheets with the FERC to implement the Order 637 changes which will become effective November 1, 2002.

3.   GOODWILL IMPAIRMENT

Panhandle has completed the first step of the goodwill impairment testing required upon adoption of SFAS No. 142, which indicates a significant impairment of Panhandle's goodwill potentially existed as of January 1, 2002 under the new standard. Panhandle has $700 million of goodwill recorded as of January 1, 2002 which is subject to this impairment test. Pursuant to SFAS No. 142 requirements, the actual amount of impairment is determined in a second step involving a detailed valuation of all assets and liabilities utilizing an independent appraiser and when determined, will be reflected as a cumulative effect of an accounting change, restated to the first quarter of 2002. This valuation work is underway and will be completed in the fourth quarter of 2002. Preliminary results of the second step appraisal indicate that most of Panhandle's goodwill is impaired as of January 1, 2002.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



4.   RELATED PARTY TRANSACTIONS

The following related party amounts and related explanations reflect LNG Holdings as an unconsolidated off-balance sheet entity. As discussed in Note 9, Pending Restatements, Panhandle will restate these amounts as soon as practicable and such restatements will be re-filed with the SEC.

                                                                                          IN MILLIONS
-----------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
SEPTEMBER 30                                        2002            2001       2002              2001
-----------------------------------------------------------------------------------------------------

Transportation and storage of natural gas            $14             $14        $43               $41
LNG terminalling revenue                               -               4          -                24
Other revenues                                         8               -         13                 4
Operation and maintenance                              9              14         32                35
Other income                                           2               3          6                 7
-----------------------------------------------------------------------------------------------------

Panhandle has a number of significant transactions with related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital.

Other revenue for the three month and nine month periods ended September 30, 2002 includes equity earnings of $9 million and $18 million, respectively related to Panhandle's investment in LNG Holdings. Prior to the monetization of CMS Trunkline LNG in December 2001, income from this business was reflected in LNG terminalling revenue. The increases were partially offset by equity losses related to the Centennial Pipeline of $2 million and $5 million, respectively, in the three and nine-month periods ended September 30, 2002.

In the three months and nine months ended September 30, 2002, Other income includes $2 million and $6 million, respectively, of interest income on the note receivable from CMS Capital. In the three months and nine months ended September 30, 2001, Other income includes $3 million and $7 million, respectively, of interest income on the note receivable from CMS Capital

                                             PANHANDLE EASTERN PIPE LINE COMPANY



A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                                                      IN MILLIONS
--------------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                         2002                2001
--------------------------------------------------------------------------------------------------

Note receivable -- CMS Capital                                         $251                $423
Accounts receivable                                                      26                  61
Accounts payable                                                          7                   7
Accrued liabilities                                                       -                   2
Current portion of long-term debt -- LNG Holdings                        10                   -
Long-term debt -- LNG Holdings                                           56                  75
Deferred commitments -- LNG Holdings                                    174                 183


At September 30, 2002, Note receivable - CMS Capital represented a $251 million note of which $79 million is shown as current based on estimated draws during the next twelve months. During April and May 2002, $124 million of the note receivable with CMS Capital was utilized to retire a portion of Panhandle's long-term. Due to CMS Energy's financial condition, the liquidity of this note is potentially adversely affected and proceeds may not be immediately available upon demand by Panhandle.

Accounts receivable includes $19 million of tax related receivables from CMS Energy due in November 2002. Due to CMS Energy's financial condition, the liquidity of these receivables is adversely affected and funds may not be available to Panhandle when amounts are due. Deferred commitments represents proceeds received by Panhandle from the LNG monetization transaction which are expected to be reinvested in the LNG Holdings expansion project filed with FERC by Trunkline LNG in December 2001. The amount is reduced as Panhandle makes additional investments in LNG Holdings but will eliminate in consolidation when LNG Holdings is consolidated pursuant to the restatements.

5.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES: Panhandle currently estimates capital expenditures and investments, including interest costs capitalized, to be $124 million in 2002, $112 million in 2003 and $124 million in 2004. These amounts include expenditures associated with an LNG terminal expansion which was filed with FERC in December 2001 by CMS Trunkline LNG. The expansion expenditures (excluding capitalized interest), estimated at $8 million in 2002, $33 million in 2003 and $66 million in 2004, are currently expected to be funded by Panhandle loans or equity contributions to LNG Holdings, sourced by repayments from CMS Capital on the outstanding note receivable (see Note 4, Related Party Transactions). Panhandle prepared these estimates for planning purposes and they are therefore subject to revision. Panhandle satisfies capital expenditures using cash from operations, repayment of loans to CMS Capital and contributions from the parent.

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

                                             PANHANDLE EASTERN PIPE LINE COMPANY



ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, Panhandle would be obligated to respond to these requests.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary building that houses the air compressor equipment at one of its compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination. Panhandle is also implementing a plan to assess the interior of auxiliary buildings at other compressor stations with similar histories of PCB containing lubricants and will remediate as required. The results of this assessment and remediation will be managed in accordance with federal, state and local regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle is implementing a program to remediate sites where such issues have been identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner. Approximately 15 percent of the paint projects in the last few years have required this special procedure.

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties are conducting an investigation of one of the sites. Final reports are expected in the fourth quarter of 2002. Panhandle Eastern Pipe Line's and Trunkline's share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to be approximately $21 million. Such costs have been accrued for and are reflected in Panhandle's Consolidated Balance Sheet in Other Non-current Liabilities.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including the INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to range from $15 million to $20 million for capital improvements to be incurred from 2004 through 2007.

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in

                                             PANHANDLE EASTERN PIPE LINE COMPANY



early 2003. Beginning in 2002, the Texas Natural Resource Conservation Commission enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress Compressor Station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grand fathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to range from $14 million to $29 million.

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

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to market its services. The committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrences of this nature, some of which have already been implemented, including the termination of speculative trading and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the U.S. Attorney's Office for the Southern District of New York and from the U.S. Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Panhandle is unable to predict what effect, if any, these investigations will have on its business.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and CMS Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and CMS Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



In December 2001, Panhandle contributed its interest in CMS Trunkline LNG to LNG Holdings which then raised $30 million from the issuance of equity to Dekatherm Investor Trust and $290 million from non-recourse bank loans. Panhandle guaranteed repayment of $90 million of these loans if the joint venture had not obtained replacement lenders by March 2002. Replacement lenders were found by LNG Holdings, and Panhandle was not required to perform under the guaranty, which is now expired. Panhandle Eastern Pipe Line has provided indemnities to certain parties involved in the transaction for pre-closing claims and liabilities, and subsidiaries of Panhandle have provided indemnities for certain post-closing expenses and liabilities as the manager/operator of the joint venture.

Panhandle has a note payable to LNG Holdings, which now is callable due to the lowering of Panhandle's debt ratings (See Note 6, Debt Rating Downgrades). At September 30, 2002 the remaining balance on the original $75 million note payable was approximately $66 million. Dekatherm Investor Trust has agreed not to make demand for payment before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

Panhandle owns a one-third interest in Centennial along with TEPPCO Partners L.P. and Marathon Ashland Petroleum LLC. In May 2001, in conjunction with the Centennial Pipeline project which began commercial service in April 2002, Panhandle has provided a guaranty related to project financing in an amount up to $50 million during the initial operating period of the project. The guaranty will be released when Centennial reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. On September 27, 2002 Panhandle's partners provided credit support of $25 million each in the form of guarantees to the Centennial lender to cover Panhandle's $50 million obligation. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation. For further information, see Note 6, Debt Rating Downgrades.

Panhandle owns a one-third interest in Guardian along with Viking Gas Transmission and WICOR. Guardian is currently constructing a 141-mile, 36-inch pipeline from Illinois to Wisconsin for the transportation of natural gas. In November 2001, in conjunction with the Guardian Pipeline project, Panhandle provided a guaranty related to project financing for a maximum of $60 million during the construction and initial operating period of the project, which is expected to be completed in late 2002. The guaranty will be released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian. For further information, see Note 6, Debt Rating Downgrades.

As discussed above, Panhandle's financial statements will be restated. As a result, Panhandle is at present unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Although Panhandle intends to seek waivers of this requirement if it cannot timely provide such certified financial statements, should it be unable to do so, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable. In addition, the occurrence of such an acceleration could cause the associated $75 million loan to Panhandle from LNG Holdings to become immediately due and payable.

Occasionally, Panhandle will purchase surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects. As of September 30, 2002, Panhandle has purchased $3.6 million of these surety bonds.

Panhandle has a deferred state tax asset attributable to temporary differences reflecting state tax loss carryforwards of $11 million as of September 30, 2002. These carryforwards expire after 15 years, and their application for reduction of future taxes is dependent on Panhandle's taxable income in 2013 and beyond when these assets begin to expire. The possibility exists that this deferred tax asset may not being fully realized, and a valuation allowance may be required at some point in the future.

                                             PANHANDLE EASTERN PIPE LINE COMPANY



The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a five-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carrryback, however, resulted in a reduction in alternative minimum tax credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in alternative minimum tax credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $5 million was allocated to Panhandle. This represents an allocation of only one of CMS Energy's consolidated tax return items, which will be calculated and allocated to various CMS Energy subsidiaries in the fourth quarter of 2002. The amount of the final tax allocations to Panhandle may be materially different than the $5 million recorded for this one item in September.

6.  DEBT RATING DOWNGRADES

On June 11, 2002 Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002 Fitch Ratings, Inc lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002 S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading investigations and lawsuits, the Special Committee investigation, financial statement restatement and re-audit, and access to the capital markets.

Panhandle, as a result of the ratings downgrade by both Moody's and S&P to below investment grade levels, can be required to pay the balance of the demand loan owed LNG Holdings including the remaining principal and accrued interest at any time such downgrades exist. Dekatherm Investor Trust has agreed not to make demand for payment of the approximately $66 million remaining of the original $75 million note payable before November 22, 2002 in return for a fee and an agreement for Panhandle to acquire Dekatherm Investor Trust's interest in LNG Holdings. When Panhandle acquires Dekatherm Investor Trust's interest, it will then own 100 percent of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle has provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, following the debt downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the Guaranty Agreement, requiring Panhandle to provide acceptable credit support for its pro rata portion of these construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation.

In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by

                                             PANHANDLE EASTERN PIPE LINE COMPANY



Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

Panhandle's senior unsecured notes were not impacted by the debt rating downgrades, but are subject to other requirements such as the maintenance of certain fixed charge coverage ratios, leverage ratios and limitations on liens which if not met, limits certain payments. At September 30, 2002, Panhandle was in compliance with all covenants.

7.  SYSTEM GAS

Panhandle classifies its current system gas at lower of cost or market. Amounts for system gas, reflected in System gas and operating supplies on the consolidated balance sheet, are $51 million and $45 million at an average of $3.45 and $2.50 per dekatherm at September 30, 2002 and December 31, 2001, respectively. Panhandle classifies its non-current system gas in Other non-current assets and it is recorded at cost of $27 million and $18 million at September 30, 2002 and December 31, 2001, respectively.

8.  POSSIBLE SALE OF PANHANDLE

In August 2002, CMS Energy is exploring the sale of the Panhandle and CMS Field Services business units as part of an ongoing effort to strengthen its balance sheet, improve its credit ratings and enhance financial flexibility. The companies considered for sale include Panhandle Eastern Pipe Line, CMS Trunkline, Sea Robin, Pan Gas Storage and including Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy had previously announced an intention to sell Panhandle's separate interest in Centennial but these efforts have been discontinued. CMS Energy has begun assessing the market's interest in purchasing the pipeline and field services businesses, and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

9.  PENDING RESTATEMENTS

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and 2000, Panhandle has determined, in consultation with Ernst & Young, that certain adjustments (unrelated to the round-trip trades) by Panhandle to its consolidated financial statements for the fiscal years ended December 2001 and 2000 are required. At the time it adopted the accounting treatment for these items, Panhandle believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred. CMS Energy and Panhandle are in the process of advising the SEC of these adjustments before Panhandle restates its financial statements as disclosed below, and Panhandle intends to amend its 2001 Form 10-K and each of the 2002 Form 10-Qs by the end of January 2003.

As was previously disclosed in late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its Liquified Natural Gas (LNG) subsidiary. The LNG business was contributed to LNG Holdings, which received an equity investment from an unaffiliated third party, Dekatherm Investor Trust and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle for the contributed LNG assets, and the joint venture also loaned $75 million to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. In addition, under the joint venture structure, Panhandle retained substantial control over the day to day activities of LNG Holdings and has the primary economic interest in the joint venture. Initially, Panhandle believed that off-balance sheet treatment for the joint venture was appropriate under generally accepted accounting principles and Arthur Andersen concurred. Upon further analysis of these facts at this time, Panhandle has now concluded that it did not meet the conditions precedent to account for the contribution of the LNG business as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the joint venture. As a result, with the concurrence of Ernst & Young, Panhandle will restate its financial statements to reflect consolidation of LNG Holdings at December 31, 2001, and thereby recognize a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and other net assets of $62 million.

                                             PANHANDLE EASTERN PIPE LINE COMPANY


With the exception of certain immaterial reclassifications, there will be no impact to 2001 net income resulting from this accounting treatment. In 2002, the quarterly income recorded would be impacted due to the timing of earnings recognition from LNG Holdings, with income generally being recognized earlier by Panhandle upon consolidation. In addition, the gross revenues and expenses will be recorded on a consolidated basis versus the equity income previously recorded. For the quarterly periods in 2002 there will be an increase in net income of $4 million for the period ending March 31, 2002 and decrease of $1 million for each of the quarterly periods ending June and September 2002 due to equity income previously being recognized only to the extent cash was received by Panhandle. The September 2002 balance sheet impact will include a net increase of $219 million of debt, the elimination of $174 million of deferred commitment, minority interest of $31 million, a $19 reduction to equity primarily from mark-to-market adjustments related to debt hedges, and $56 million of other net assets.

In addition to the above adjustment, Panhandle's restated consolidated financial statements will also include other adjustments identified in the re-audit. These other adjustments include immaterial adjustments to SERP liabilities and balance sheet adjustments required to reconcile intercompany accounts payable and accounts receivable.

CMS Energy and Panhandle are in the process of advising the SEC of these adjustments before restating their financial statements as disclosed below, and intends to amend their respective 2001 Form 10-Ks and each of the 2002 Form 10-Qs by the end of January 2003.

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

CONTROLS AND PROCEDURES

DISCLOSURE AND INTERNAL CONTROLS

Each of CMS Energy's, Consumer's and Panhandle's CEOs and CFOs are responsible for establishing and maintaining their respective disclosure controls and procedures. Management, under the direction of their respective principal executive and financial officers, have evaluated the effectiveness of their respective disclosure controls and procedures as of September 30, 2002. Based on these evaluations, other than the control weaknesses at CMS MST described below that effects CMS Energy's evaluation, each of CMS Energy's, Consumer's and Panhandle's CEOs and CFOs have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed, particularly during the third quarter of 2002. There have been no significant changes in CMS Energy's, Consumer's and Panhandle's internal controls or in factors, other than as discussed below, that could significantly affect internal controls subsequent to September 30, 2002.

CONTROL WEAKNESSES AT CMS MST

During the audit cycle of 2001, it was determined that there were several weaknesses which existed in the CMS MST accounting controls, in particular those relating to reconciling the activity and balances in subsidiary receivable and payable ledgers with balances reflected in the general ledger. Senior management, the Audit Committee of the Board of Directors and the independent auditors were all notified about the situation and a plan of remediation was begun, including replacement of key personnel. While important changes in control have been initiated, some elements of the remediation plans have been unavoidably delayed by the requirement to completely re-audit the CMS Energy financial statements for years 2000 and 2001. Management believes that supplemental procedures and personnel currently in place, along with the significant contraction of the trading business planned by management, have allowed for continuing business activity while the control weaknesses are remediated and staffing positions are filled by qualified candidates. Management further expects controls corrections to be completed before the end of the 2002 audit cycle.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's Form 10-K for the year ended December 31, 2001. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 5 - Uncertainties for CMS Energy, Note 2, Uncertainties for Consumers, and Note 5 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

AMERICAN HOME ASSURANCE COMPANY LITIGATION

American Home Assurance Company ("AHA") is one of the issuers of a joint and several surety bond, with a remaining surety amount of approximately $187 million, supporting a CMS MST gas supply contract. The issuer commenced litigation on August 9, 2002 against Enterprises and CMS MST in the U.S. District Court for the Eastern District of Michigan (the "U.S. District Court") seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements.

St. Paul Fire and Marine Insurance Company ("St. Paul"), the co-surety on the bond with AHA, has similar rights in connection with surety bonds supporting two other CMS MST gas supply contracts, where the remaining surety amounts total approximately $112 million. St. Paul has entered into discussions with CMS MST about the possible posting of acceptable collateral for all three additional surety bonds; however, to date no legal action has commenced.

CMS Energy and AIG have reached a settlement in principle that would provide AHA and St. Paul with acceptable collateral and resolve AHA's litigation. However, the settlement is subject to final documentation as well as approval by the banks party to the CMS Energy secured credit facilities.



DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS

The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy is seeking to elect two new members to its Board of Directors to serve as an independent litigation committee to determine whether it is in the best interest of the company to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand.


CMS ENERGY AND CONSUMERS

EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLASS ACTION LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common
Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

Between May and July 2002, eighteen separate civil lawsuits were filed in the U.S. District Court in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Consumers, Mr. Joos and Ms. Pallas are named as defendants on certain of the suits. The cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the business and financial condition of CMS Energy and Consumers. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

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


ITEM 5.  OTHER INFORMATION

In order for a shareholder to submit a proposal for a vote at the CMS Energy 2003 Annual Meeting, the shareholder must assure that CMS Energy receives the proposal on or before March 6, 2003. The shareholder must address the proposal to: Michael D. VanHemert, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. If the shareholder fails to submit the proposal on or before March 6, 2003, then management may use its discretionary voting authority to decide if it will submit the proposal to vote when the shareholder raises the proposal at the CMS Energy 2003 Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      LIST OF EXHIBITS

(12) CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges

(B)      REPORTS ON FORM 8-K

CMS ENERGY

During 3rd Quarter 2002, CMS Energy filed reports of Form 8-K on July 30, 2002, August 8, 2002 and November 4, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

During 3rd Quarter 2002, Consumers filed reports of Form 8-K on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.


PANHANDLE
During 3rd Quarter 2002, Panhandle filed reports of Form 8-K on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                            CMS ENERGY CORPORATION
                                                 (Registrant)


Dated: November 14, 2002          By:            /s/ T.J. Webb
                                     -----------------------------------------
                                                Thomas J. Webb
                                         Executive Vice President and
                                           Chief Financial Officer



                                           CONSUMERS ENERGY COMPANY
                                                 (Registrant)


Dated: November 14, 2002          By:            /s/ T.J. Webb
                                     -----------------------------------------
                                                Thomas J. Webb
                                         Executive Vice President and
                                           Chief Financial Officer



                                        PANHANDLE EASTERN PIPE LINE COMPANY
                                                 (Registrant)


Dated: November 14, 2002          By:            /s/ T.J. Webb
                                     -----------------------------------------
                                                Thomas J. Webb
                                         Executive Vice President and
                                           Chief Financial Officer


                                 CERTIFICATIONS

The Certifications of the principal executive officer and principal financial officer of each of CMS Energy Corporation, Consumers Energy Company and Panhandle Eastern Pipe Line Company will not be provided as a result of the re-auditing of CMS Energy Corporation's financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which includes audit work at Consumers Energy Company and Panhandle Eastern Pipe Line Company for these periods. See "Explanatory Note" at the beginning of this Form 10-Q. These certifications will be filed by amendment to this Form 10-Q.

CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS


Exhibit
Number                          Description
--------------------------------------------------------------------------------
(12)    -       Statement regarding computation of CMS Energy's Ratio of
                Earnings to Fixed Charges.
