Form 10-K
period 2002-12-31
CMS ENERGY CORP
filed 2003-03-31
CIK 811156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                 OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM            TO

COMMISSION   REGISTRANT; STATE OF INCORPORATION   IRS EMPLOYER
FILE NUMBER  ADDRESS; AND TELEPHONE NUMBER        IDENTIFICATION NO.
-----------  ----------------------------------   ------------------
1-9513       CMS ENERGY CORPORATION               38-2726431
             (A Michigan Corporation)
             Fairlane Plaza South, Suite 1100
             330 Town Center Drive,
             Dearborn, Michigan 48126
             (313) 436-9200

Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
REGISTRANT              TITLE OF CLASS                                     ON WHICH REGISTERED
----------              --------------                                     ---------------------
CMS ENERGY CORPORATION  Common Stock, $.01 par value                       New York Stock Exchange
CMS ENERGY TRUST I      7.75% Quarterly Income Preferred Securities        New York Stock Exchange
CMS ENERGY TRUST III    7.25% Premium Equity Participating Security Units  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No [ ]

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $1.305 billion for the 135,104,392 CMS Energy Common Stock shares outstanding on June 28, 2002 based on the closing sale price of $10.92 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were 144,078,509 Shares of CMS Energy Common Stock outstanding as of March 15, 2003.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers, information statement relating to the 2003 annual meeting of shareholders to be held May 23, 2003, are incorporated by reference in Part III, except for the organization and compensation committee report, performance graph and audit committee report contained therein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CMS ENERGY CORPORATION
                                EXPLANATORY NOTE

     THE CERTIFICATIONS OF THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF CMS ENERGY WILL NOT BE PROVIDED BECAUSE CMS ENERGY IS IN THE PROCESS OF RESTATING 2001 FOR EACH QUARTER AND INTENDS TO AMEND THIS FORM 10-K AND PROVIDE THE REQUIRED CERTIFICATIONS AT THAT TIME.

                             CMS Energy Corporation

      Annual Report on Form 10-K to the Securities and Exchange Commission
                      for the Year Ended December 31, 2002

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Glossary...............................................................      3

PART I
Item 1.    Business....................................................      8
Item 2.    Properties..................................................     27
Item 3.    Legal Proceedings...........................................     27
Item 4.    Submission of Matters to a Vote of Security Holders.........     28

PART II
Item 5.    Market for CMS Energy's Common Equity and Related
           Stockholder Matters.........................................     29
Item 6.    Selected Financial Data.....................................     29
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     29
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     29
Item 8.    Financial Statements and Supplementary Data.................     30
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    156

PART III
Item 10.   Directors and Executive Officers of CMS Energy..............    157
Item 11.   Executive Compensation......................................    157
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    157
Item 13.   Certain Relationships and Related Transactions..............    157
Item 14.   Controls and Procedures.....................................    157

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    158

                                    GLOSSARY

     Certain terms used in the text and financial statements are defined below.

ABATE.....................................    Association of Businesses Advocating Tariff Equity
Accumulated Benefit Obligation............    The liabilities of a pension plan based on service and
                                              pay to date. This differs from the Projected Benefit
                                              Obligation that is typically disclosed in that it does
                                              not reflect expected future salary increases
AEP.......................................    American Electric Power Co.
ALJ.......................................    Administrative Law Judge
Alliance..................................    Alliance Regional Transmission Organization
AMT.......................................    Alternative minimum tax
APB.......................................    Accounting Principles Board
APB Opinion No. 18. ......................    APB Opinion No. 18, "The Equity Method of Accounting for
                                              Investments in Common Stock"
APB Opinion No. 25. ......................    APB Opinion No. 25, "Accounting for Stock Issued to
                                              Employees"
APB Opinion No. 30. ......................    APB Opinion No. 30, "Reporting Results of Operations --
                                              Reporting the Effects of Disposal of a Segment of a
                                              Business"
Arthur Andersen...........................    Arthur Andersen, LLP
Attorney General..........................    Michigan Attorney General
bcf.......................................    Billion cubic feet
Big Rock..................................    Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................    Board of Directors of CMS Energy
Bookouts..................................    Unplanned netting of transactions from multiple
                                              contracts
Btu.......................................    British thermal unit
CEO.......................................    Chief Executive Officer
CFO.......................................    Chief Financial Officer
Clean Air Act.............................    Federal Clean Air Act, as amended
CMS Electric and Gas......................    CMS Electric and Gas Company, a subsidiary of
                                              Enterprises
CMS Energy................................    CMS Energy Corporation, the parent of Consumers and
                                              Enterprises
CMS Energy Common Stock...................    Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission......................    CMS Gas Transmission Company, a subsidiary of
                                              Enterprises
CMS Generation............................    CMS Generation Co., a subsidiary of Enterprises
CMS Holdings..............................    CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland...............................    CMS Midland Inc., a subsidiary of Consumers
CMS MST...................................    CMS Marketing, Services and Trading Company, a
                                              subsidiary of Enterprises
CMS Oil and Gas...........................    CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle.............................    Panhandle Eastern Pipeline Company, including its
                                              subsidiaries Trunkline, Pan Storage, Panhandle Storage,
                                              and Trunkline LNG. Panhandle is a wholly owned
                                              subsidiary of CMS Gas Transmission
Common Stock..............................    All classes of Common Stock of CMS Energy and each of
                                              its subsidiaries, or any of them individually, at the
                                              time of an award or grant under the Performance
                                              Incentive Stock Plan
Consumers.................................    Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings.................    Consumers Campus Holdings, L.L.C., a wholly owned
                                              subsidiary of Consumers
Consumers Receivables Funding.............    Consumers Receivables Funding L.L.C., a wholly-owned
                                              subsidiary of Consumers

Court of Appeals..........................    Michigan Court of Appeals
Customer Choice Act.......................    Customer Choice and Electricity Reliability Act, a
                                              Michigan statute enacted in June 2000 that allows all
                                              retail customers choice of alternative electric
                                              suppliers no later than January 1, 2002, provides for
                                              full recovery of net stranded costs and implementation
                                              costs, establishes a five percent reduction in
                                              residential rates, establishes rate freeze and rate cap,
                                              and allows for Securitization
Detroit Edison............................    The Detroit Edison Company, a non-affiliated company
DIG.......................................    Dearborn Industrial Generation, L.L.C., a wholly owned
                                              subsidiary of CMS Generation
DOE.......................................    U.S. Department of Energy
Dow.......................................    The Dow Chemical Company, a non-affiliated company
DSM.......................................    Demand-side management
Duke Energy...............................    Duke Energy Corporation, a non-affiliated company
EISP......................................    Executive Incentive Separation Plan
EITF......................................    Emerging Issues Task Force
El Chocon.................................    Hidroelectrica El Chocon S.A.
Enterprises...............................    CMS Enterprises Company, a subsidiary of CMS Energy
EPA.......................................    U.S. Environmental Protection Agency
EPS.......................................    Earnings per share
ERISA.....................................    Employee Retirement Income Security Act
Ernst & Young.............................    Ernst & Young LLP
FASB......................................    Financial Accounting Standards Board
FERC......................................    Federal Energy Regulatory Commission
FMLP......................................    First Midland Limited Partnership, a partnership which
                                              holds a lessor interest in the MCV facility
FTC.......................................    Federal Trade Commission
GCR.......................................    Gas cost recovery
GTNs......................................    CMS Energy General Term Notes(R), $200 million Series D,
                                              $400 million Series E and $300 million Series F
GWh.......................................    Gigawatt-hour
Health Care Plan..........................    The medical, dental, and prescription drug programs
                                              offered to eligible employees of Panhandle, Consumers
                                              and CMS Energy
IPP.......................................    Independent Power Producer
ISO.......................................    Independent System Operator
ITC.......................................    Investment tax credit
Jorf Lasfar...............................    The 1,356 MW coal-fueled power plant in Morocco, jointly
                                              owned by CMS Generation and ABB Energy Venture, Inc.
kWh.......................................    Kilowatt-hour
LIBOR.....................................    London Inter-Bank Offered Rate
Loy Yang..................................    The 2,000 MW brown coal fueled Loy Yang A power plant
                                              and an associated coal mine in Victoria, Australia, in
                                              which CMS Generation holds a 50 percent ownership
                                              interest
LNG.......................................    Liquefied natural gas
LNG Holdings..............................    CMS Trunkline LNG Holdings, LLC, jointly owned by CMS
                                              Panhandle Holdings, LLC and Dekatherm Investor Trust
Ludington.................................    Ludington pumped storage plant, jointly owned by
                                              Consumers and Detroit Edison
mcf.......................................    Thousand cubic feet
MCV Facility..............................    A natural gas-fueled, combined-cycle cogeneration
                                              facility operated by the MCV Partnership

MCV Partnership.                              Midland Cogeneration Venture Limited Partnership in which
                                              Consumers has a 49 percent interest through CMS Midland
MD&A......................................    Management's Discussion and Analysis
METC......................................    Michigan Electric Transmission Company, a subsidiary of
                                              Consumers Energy
Michigan Gas Storage......................    Michigan Gas Storage Company, a subsidiary of Consumers
MISO......................................    Midwest Independent System Operator
Mbbls.....................................    Thousand barrels
MMbbls....................................    Million barrels
MMBtu.....................................    Million British thermal unit
MMcf......................................    Million cubic feet
MPSC......................................    Michigan Public Service Commission
MTH.......................................    Michigan Transco Holdings, Limited Partnership
MW........................................    Megawatts
NEIL......................................    Nuclear Electric Insurance Limited, an industry mutual
                                              insurance company owned by member utility companies
Nitrotec..................................    Nitrotec Corporation, a propriety gas technology company
                                              in which CMS Gas Transmission owns an equity interest
NMC.......................................    Nuclear Management Company, a Wisconsin company, formed
                                              in 1999 by Northern States Power Company (now Xcel Energy
                                              Inc.), Alliant Energy, Wisconsin Electric Power Company,
                                              and Wisconsin Public Service Company to operate and
                                              manage nuclear generating facilities owned by the four
                                              utilities
NOx.......................................    Nitrogen Oxide
NRC.......................................    Nuclear Regulatory Commission
NYMEX.....................................    New York Mercantile Exchange
OATT......................................    Open Access Transmission Tariff
OPEB......................................    Postretirement benefit plans other than pensions for
                                              retired employees
Palisades.................................    Palisades nuclear power plant, owned by Consumers
Pan Gas Storage...........................    Pan Gas Storage Company, a subsidiary of Panhandle
                                              Eastern Pipe Line Company
Panhandle.................................    Panhandle Eastern Pipe Line Company, including its
                                              subsidiaries Trunkline, Pan Gas Storage, Panhandle
                                              Storage, and Trunkline LNG. Panhandle is a wholly owned
                                              subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line...............    Panhandle Eastern Pipe Line Company, a wholly owned
                                              subsidiary of CMS Gas Transmission
Panhandle Storage.........................    CMS Panhandle Storage Company, a subsidiary of Panhandle
                                              Eastern Pipe Line Company
PCB.......................................    Polychlorinated biphenyl
Pension Plan..............................    The trusteed, non-contributory, defined benefit pension
                                              plan of Panhandle, Consumers and CMS Energy
PJM.......................................    Pennsylvania-Jersey-Maryland
Powder River..............................    CMS Oil & Gas owns a significant interest in 13 coal bed
                                              methane fields or projects developed within the Powder
                                              River Basin which spans the border between Wyoming and
                                              Montana.
PPA.......................................    The Power Purchase Agreement between Consumers and the
                                              MCV Partnership with a 35-year term commencing in March
                                              1990
ppm.......................................    Parts per million

Price-Anderson Act.                           Price-Anderson Act, enacted in 1957 as an amendment to the
                                              Atomic Energy Act of 1954, as revised and extended over the years. This act stipulates between nuclear licensees and the U.S.
                                              government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR......................................    Power supply cost recovery
PUHCA.....................................    Public Utility Holding Company Act of 1935
PURPA.....................................    Public Utility Regulatory Policies Act of 1978
RTO.......................................    Regional Transmission Organization
SAB.......................................    Staff Accounting Bulletin
SAB No. 101...............................    SEC SAB No. 101, "Revenue Recognition"
Sea Robin.................................    Sea Robin Pipeline Company
SEC.......................................    U.S. Securities and Exchange Commission
Securitization............................    A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP......................................    Supplemental Executive Retirement Plan
SFAS......................................    Statement of Financial Accounting Standards
SFAS No. 5................................    SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13...............................    SFAS No. 13 "Accounting for Leases"
SFAS No. 34...............................    SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52...............................    SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71...............................    SFAS No. 71, "Accounting for the Effects of Certain Types of
                                              Regulation"
SFAS No. 87...............................    SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106..............................    SFAS No. 106, "Employers' Accounting for Postretirement Benefits"
SFAS No. 115..............................    SFAS No. 115, "Accounting for Certain Investments in Debt and
                                              Equity Securities"
SFAS No. 121..............................    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets
                                              and for Long-Lived Assets to be Disposed Of"
SFAS No. 123..............................    SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133..............................    SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                              Activities, as amended and interpreted"
SFAS No. 142..............................    SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143..............................    SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144..............................    SFAS No. 144, "Accounting for the Impairment or Disposal of
                                              Long-Lived Assets"
SFAS No. 145..............................    SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                              Amendment of FASB Statement No. 13, and Technical Corrections"
SFAS No. 146..............................    SFAS No. 146, "Accounting for Costs Associated With Exit or
                                              Disposal Activities with Exit or Disposal Activities"
Special Committee.........................    A special committee of independent directors, established by CMS
                                              Energy's Board of Directors, to investigate matters surrounding round-trip trading

Stranded Costs.                               Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be
                                              recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and
                                              regulatory assets.
Superfund.................................    Comprehensive Environmental Response, Compensation and Liability
                                              Act
TBtu......................................    Trillion british thermal unit
Transition Costs..........................    Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline.................................    Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line
                                              Company
Trunkline LNG.............................    Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line
                                              Company
Trust Preferred Securities................    Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts
Union.....................................    Utility Workers of America, AFL-CIO
VEBA Trusts...............................    VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the OPEB plan.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

CMS ENERGY

     CMS Energy, formed in Michigan in 1987, is an energy holding company operating through subsidiaries in the United States and in selected markets around the world. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of Michigan's 10 million residents and serves customers in all 68 of the state's Lower Peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international markets.

     In 2002, CMS Energy's consolidated operating revenue was approximately $8.7 billion. See BUSINESS SEGMENTS later in this Item 1 for further discussion of each segment.

CONSUMERS

     Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. In 1997, Consumers, formerly named Consumers Power Company, changed its name to Consumers Energy Company to better reflect its integrated electricity and gas businesses.

     Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2002, Consumers' customer base and operating revenues were as follows:

                                                           CUSTOMERS     OPERATING         2002 VS. 2001
                                                             SERVED       REVENUE        OPERATING REVENUE
                                                           (MILLIONS)    (MILLIONS)    % INCREASE/(DECREASE)
                                                           ----------    ----------    ---------------------
Electric Utility Business..............................       1.73         $2,648               .057%
Gas Utility Business...................................       1.65          1,519              13.53
Other..................................................         --             55(a)           27.91
  Total................................................       3.38         $4,222               5.18%

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

BUSINESS SEGMENTS

CMS ENERGY FINANCIAL INFORMATION

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

CONSUMERS' ELECTRIC UTILITY OPERATIONS

     Based on the average number of customers, Consumers' electric utility operations, if independent, would be the thirteenth largest electric utility company in the United States. Consumers' electric utility operations include the generation, purchase, distribution and sale of electricity. At year-end 2002, it served customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' electric utility operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. In 2002 and 2001, total electric deliveries were 39 billion kWh and 40 billion kWh, respectively. In 2002, electric sales totaled 37 billion kWh and retail open access deliveries totaled 2 billion kWh. In 2001, electric sales totaled 39 billion kWh and retail open access deliveries totaled 1 billion kWh.

     Excluding retail open access loads, Consumers experienced a 2002 summer peak demand of 7,697 MW. In 2002, the winter peak demand was 5,573 MW for the winter 2001-02 period and 5,862 MW for the winter 2002-03 period. In 2002, based on the actual summer peak, Consumers' power reserve, also called a reserve margin, was 20.6 percent compared to 11.1 percent in 2001. Based on its summer 2002 forecast, Consumers carried a 15.0 percent reserve margin. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has a reserve margin of approximately 11 percent for summer 2003. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages.

     Including retail open access loads, Consumers experienced a 2002 summer peak demand of 7,984 MW. Winter peak demand for 2002, including retail open access loads, was 5,694 MW for the winter 2001-02 period and 6,140 MW for the winter 2002-03 period.

     ELECTRIC UTILITY PROPERTIES: At December 31, 2002, Consumers' electric generating system consists of the following:

                                                                                              2002 NET
                                                                         2002 SUMMER NET     GENERATION
                                                    SIZE AND YEAR          DEMONSTRATED      (THOUSANDS
NAME AND LOCATION (MICHIGAN)                       ENTERING SERVICE      CAPABILITY (KWS)     OF KWHS)
----------------------------                       ----------------      ----------------    ----------
COAL GENERATION
  J H Campbell 1 & 2 -- West Olive...........    2 Units, 1962-1967           615,000         4,406,940
  J H Campbell 3 -- West Olive...............    1 Unit, 1980                 765,140(a)      4,511,713
  D E Karn -- Essexville.....................    2 Units, 1959-1961           515,000         3,824,249
  B C Cobb -- Muskegon.......................    2 Units, 1956-1957           312,000         2,150,510
  J R Whiting -- Erie........................    3 Units, 1952-1953           326,000         2,262,509
  J C Weadock -- Essexville..................    2 Units, 1955-1958           310,000         2,205,575
                                                                            ---------        ----------
Total coal generation........................                               2,843,140        19,361,496
                                                                            ---------        ----------
OIL/GAS GENERATION
  B C Cobb -- Muskegon.......................    3 Units, 1999-2000           183,000            38,035
  D E Karn -- Essexville.....................    2 Units, 1975-1977         1,276,000           650,008
                                                                            ---------        ----------
Total oil/gas generation.....................                               1,459,000           688,043
                                                                            ---------        ----------
HYRDOELECTRIC
  Conventional Hydro Generation..............    13 Plants, 1906-1949          73,540           386,691
  Ludington Pumped Storage...................    6 Units, 1973                954,700(b)       (486,322)(c)
                                                                            ---------        ----------
Total Hydroelectric..........................                               1,028,240           (99,631)
                                                                            ---------        ----------
NUCLEAR GENERATION
  Palisades -- South Haven...................    1 Unit, 1971                 767,000         6,357,962
                                                                            ---------        ----------
GAS/OIL COMBUSTION TURBINE
  Generation.................................    7 Plants, 1966-1971          346,800(d)         12,743
                                                                            ---------        ----------
Total owned generation.......................                               6,444,180        26,320,613
PURCHASED AND INTERCHANGE POWER CAPACITY.....                               1,766,180(e)
                                                                            ---------
Total........................................                               8,210,360
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

(d)  Includes 1.8 MW of distributed diesel generation.

(e)  Includes 1,240 MW of purchased contract capacity from the MCV Facility.

     In 2002, Consumers purchased, through long-term purchase contracts, options, spot market and other seasonal purchases, up to 2,683 MW of net capacity from other power producers, which amounted to 34.9 percent of Consumers' total system requirements, the largest of which was the MCV Partnership.

     A high voltage transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers owns: a) 338 miles of high voltage distribution radial lines operating at 120 kilovolts and above; b) 4,159 miles of high voltage distribution overhead lines operating at 23 kilovolts and 46 kilovolts; c) 16 subsurface miles of high voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts; d) 54,681 miles of electric distribution overhead lines; e) 8,201 subsurface miles of underground distribution lines and f) substations having an aggregate transformer capacity of 20,596,240 kilovoltamperes.

     On April 1, 2001, Consumers transferred its investment in electric transmission lines and substations to a wholly owned subsidiary, Michigan Electric Transmission Company (METC). On May 1, 2002, Consumers transferred its interest in METC to a third party, Michigan Transco Holdings, LLC (MTH), and Consumers no longer owns or controls transmission facilities either directly or indirectly. MTH owns the former Consumers transmission assets through a new transmission company called Michigan Electric Transmission Company, LLC. For additional information on the sale of the transmission assets, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- ELECTRIC RATE MATTERS -- TRANSMISSION.

     FUEL SUPPLY: Consumers has four generating plant sites that use coal as a fuel source and that constitute 73.6 percent of its baseload supply, the capacity used to serve a constant level of customer demand. In 2002, these plants produced a combined total of 19,361 million kWhs of electricity and required 9.7 million tons of coal. On December 31, 2002, Consumers' coal inventory amounted to approximately 30 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- OTHER ELECTRIC UNCERTAINTIES -- COAL SUPPLY.

     Consumers owns two nuclear power plants, Big Rock, located near Charlevoix, Michigan and Palisades, located near South Haven, Michigan. In 1997, Consumers ceased operating Big Rock. In May 2001, with the approval of the NRC, Consumers transferred its authority to operate Palisades to the Nuclear Management Company
(NMC). The Palisades nuclear fuel supply responsibilities are under the control of NMC acting as agent for Consumers. During 2002, Palisades' net generation was 6,358 million kWhs, constituting 24.2 percent of Consumers' baseload supply. New fuel contracts are being written as NMC Agreements. Consumers/NMC currently have sufficient contracts for uranium concentrates to provide up to 100 percent of its fuel supply requirements for the 2003 and 2004 period. Consumers/NMC also have contracts for conversion services and enrichment services with quantity flexibility ranging up to 100 percent. If spot market prices are below the contract price, NMC will purchase only the minimum amount of nuclear fuel required by the contracts. Conversely, if spot market prices are above the contract prices, Consumers will purchase the maximum amount of nuclear fuel allowed by the contracts to meet its requirements.

     For the spring 2003 refueling outage, Consumers has purchased all of its fuel supply requirements. NMC also has contracts for nuclear fuel services and for fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next two reloads with options to extend the contract for an additional two reloads. The fuel contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

     As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                    MILLIONS OF KWHS
                                               ----------------------------------------------------------
POWER GENERATED                                 2002         2001         2000         1999         1998
---------------                                 ----         ----         ----         ----         ----
Coal.......................................    19,361       19,203       17,926       19,085       17,959
Nuclear....................................     6,358        2,326(a)     5,724        5,105        5,364
Oil........................................       347          331          645          809          520
Gas........................................       354          670          400          441          302
Hydro......................................       387          423          351          365          395
Net pumped storage.........................      (486)        (553)        (541)        (476)        (480)
                                               ------       ------       ------       ------       ------
Total net generation.......................    26,321       22,400       24,505       25,329       24,060
                                               ======       ======       ======       ======       ======

-------------------------
(a) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

     The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                    COST PER MILLION BTU
                                                    -----------------------------------------------------
FUEL CONSUMED                                       2002        2001        2000        1999        1998
-------------                                       ----        ----        ----        ----        ----
Coal............................................    $1.34       $1.38       $1.34       $1.38       $1.45
Oil.............................................     3.49        4.02        3.30        2.69        2.73
Gas.............................................     3.98        4.05        4.80        2.74        2.66
Nuclear.........................................     0.35        0.39        0.45        0.52        0.50
All Fuels(a)....................................     1.19        1.44        1.27        1.28        1.28

-------------------------
(a)  Weighted average fuel costs.

     Pursuant to the Nuclear Waste Policy Act of 1982, the federal government became responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste by 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not expect that in 2003 it will be able to receive spent nuclear fuel for storage. For additional information on disposal of nuclear fuel see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity, and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three dry casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the dry casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- OTHER CONSUMERS ELECTRIC UTILITY UNCERTAINTIES.

CONSUMERS' GAS UTILITY OPERATIONS

     Based on the average number of customers, Consumers' gas utility operations, if independent, would be the 6th largest gas utility company in the United States. Consumers' gas utility operations purchase, transport, store, distribute and sell natural gas. As of December 31, 2002, it was authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where nearly 900,000 of the gas customers are located. Consumers' gas utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

     Consumers' gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months of the year for use during the winter months when the demand for natural gas is higher. Peak demand usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. In 2002, total deliveries of natural gas sold by Consumers and by other sellers who deliver natural gas through Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 376.4 bcf.

     Due to prolonged colder than normal weather during the winter months of 2002-2003, Consumers' gas storage fields were drawn down to unexpected and unusually low levels. This caused withdrawal of the entire amount of working storage gas from some fields. As a result, some salt water has entered Consumers' pipelines and distribution lines that may increase future maintenance problems and costs resulting from pipe corrosion.

     GAS UTILITY PROPERTIES: Consumers' gas distribution and transmission system consists of 25,218 miles of distribution mains and 1,624 miles of transmission lines throughout Michigan's lower peninsula. It owns and operates seven compressor stations with a total of 162,000 installed horsepower. Consumers has 14 gas storage fields located across Michigan with an aggregate storage capacity of 330.8 bcf.

     In February 2002, the FERC approved Michigan Gas Storage's application for a declaration of exemption from provisions of the National Gas Act. This allowed Consumers to file with the MPSC for approval to merge with Michigan Gas Storage. The merger was approved and completed in November 2002.

     GAS SUPPLY: Total 2002 purchases included 58 percent from United States producers outside Michigan, 22 percent from Canadian producers and 6 percent from Michigan producers. Authorized suppliers in the permanent gas customer choice pilot program, which started in April 2001, supplied the remaining 14 percent of gas delivered by Consumers.

     Consumers' firm transportation agreements are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Trunkline and Panhandle Eastern Pipe Line. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation and city gate arrangements are capable of delivering over 95 percent of Consumers' total gas supply requirements. As of December 31, 2002, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                                                     VOLUME
                                                                (DEKATHERMS/DAY)      EXPIRATION
                                                                ----------------      ----------
ANR Pipeline Company........................................         84,113         October   2003
Great Lakes Gas Transmission, L.P...........................         85,092         April     2004
Trunkline...................................................        336,375         October   2005
Panhandle Eastern Pipe Line (starting April 1, 2003)........         60,000         October   2003
ANR Pipeline Company........................................         10,000         December  2002

     Consumers purchases the balance of its required gas supply under firm city gate contracts and as needed, interruptible contracts. The amount of interruptible transportation service and its use varies primarily with the price for such service and the availability and price of the spot supplies being purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

NATURAL GAS TRANSMISSION

     CMS Gas Transmission, formed in 1988, owns, develops and manages domestic and international natural gas facilities. In 2002, CMS Gas Transmission's operating revenue was $50 million. In 1999, CMS Energy acquired Panhandle.

     PANHANDLE: On December 21, 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp., a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under terms of the agreement, CMS Energy will retain Panhandle's ownership in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. The sale of Panhandle has been approved by the board of directors of each company and is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act.

     On February 10, 2003, Panhandle sold its one-third equity interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC (MAPL) and TE Products Pipeline Company, Limited Partnership, through its general partner, Texas Eastern Products Pipeline Company, LLC (TEPPCO). Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities, including credit fees, related to Panhandle's $50 million parent guaranty of the project debt. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) writedown of its investment in Centennial to $40 million.

     On March 10, 2003, Panhandle's ownership interest in Guardian and $63 million of cash collateral was transferred to CMS Gas Transmission. Panhandle was also released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003, by the partners, Prudential and the other noteholders.

     Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line. In December 2001, Panhandle monetized the value of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of CMS Trunkline LNG Holdings LLC which now owns 100 percent of Trunkline LNG. At December 31, 2001, LNG Holdings was jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and now owns 100% of LNG Holdings, which has $282 million of non-recourse secured debt at December 31, 2002.

     Panhandle is primarily engaged in the interstate transmission and storage of natural gas and also provides LNG terminalling and regasification services. Panhandle operates a large natural gas pipeline network, which provides customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

     In 2002, Panhandle's consolidated operating revenue was $484 million. Of Panhandle's operating revenue, 77 percent was generated from transportation services, 12 percent from LNG terminalling services, 9 percent from storage services and 3 percent from other services. During 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 16 percent of Panhandle's consolidated revenues. Also during 2002, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 13 percent of Panhandle's consolidated revenue. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 12 percent of Panhandle's consolidated revenues during 2002; 15 percent during 2001; and 12 percent during 2000. No other customer accounted for 10 percent or more of Panhandle's consolidated revenues during 2002, 2001 or 2000. Aggregate sales to Panhandle's top ten customers accounted for 67%, 60% and 53% during 2002, 2001 and 2000, respectively.

     For the years 1998 to 2002, Panhandle's combined throughput was 1,141 TBtu, 1,139 TBtu, 1,374 TBtu, 1,335 TBtu and 1,259 TBtu, respectively. Beginning in March 2000, the combined throughput includes Sea Robin's throughput. A majority of Panhandle's revenue comes from long-term service agreements with local distribution company customers. Panhandle also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle's pipeline systems is seasonal, with the highest throughput and a higher portion of revenues occurring during the colder period in the first and fourth quarters.

     NATURAL GAS TRANSMISSION PROPERTIES: Domestic -- CMS Gas Transmission has a total of 15,460 miles of pipeline in the United States, with a daily capacity of approximately 8 bcf. Panhandle Eastern Pipe Line's portion of CMS Gas Transmission's natural gas transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system now includes 2 large diameter pipelines which extend approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border.

     At December 31, 2002, CMS Gas Transmission had processing capabilities of approximately 700 MMcf per day of natural gas at eight locations in Michigan, Oklahoma and Texas. In addition, CMS Gas Transmission has a hydrocarbon fractionation plant in Michigan with a capacity of 30,000 barrels per day. Through Panhandle, CMS Gas Transmission owns and operates 47 compressor stations. It also has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma with an aggregate storage capacity of 70 bcf. CMS Gas Transmission has a 51 percent ownership interest in underground storage caverns capable of storing 7 million barrels of natural gas liquids.

     At December 31, 2002, CMS Gas Transmission operated 3,826 miles of gas gathering systems with total capacity of approximately 1 bcf per day in Michigan, Oklahoma, Texas and Wyoming.

     During 2002, CMS Gas Transmission, through Panhandle, had a one-third interest in Guardian Pipeline LLC, which constructed a 141 mile, 36 inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas. The Guardian Pipeline was placed into service on December 7, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission, Panhandle's direct parent company. Panhandle was also released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by the partners, Prudential and the other note holders.

     International -- At December 31, 2002, CMS Gas Transmission has ownership interests in the following pipelines:

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

INDEPENDENT POWER PRODUCTION

     CMS Generation, formed in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. In 2002, the independent power production business segment's operating revenue, which includes revenues from CMS Generation, CMS Operating, S.A., the MCV Facility and the MCV Partnership, was $382.5 million. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

     INDEPENDENT POWER PRODUCTION PROPERTIES: As of December 31, 2002, CMS Generation had ownership interests in operating power plants totaling 8,745 gross MW (4,140 net MW) throughout the United States and abroad. At December 31, 2002, additional plants totaling approximately 1,789 gross MW (421 net MW) were under construction or advanced development. In 2003, CMS Generation plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments from four to two regions: the U.S. and the Middle East/North Africa. In addition, it plans to sell designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. For additional information on CMS Generation's restructuring see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- DIVERSIFIED ENERGY OUTLOOK -- INDEPENDENT POWER PRODUCTION OUTLOOK.

     The following table details CMS Generation's interest in independent power plants in the United States as well as abroad as of year-end 2002 (excluding the plants owned by CMS Operating S.A. and CMS Electric and Gas and the MCV facility, discussed further below):

                                                                        OWNERSHIP INTEREST      GROSS CAPACITY
LOCATION                                            FUEL TYPE                  (%)                   (MW)
--------                                            ---------           ------------------      --------------
California....................................      Wood                       37.8%                    36
Connecticut...................................      Scrap tire                100.0%                    31
Michigan......................................      Coal                       50.0%                    62
Michigan......................................      Natural gas               100.0%                   710
Michigan......................................      Natural gas               100.0%                   224
Michigan......................................      Wood                       50.0%                    35
Michigan......................................      Wood                       50.0%                    39
New York......................................      Hydro                       0.3%                    14
North Carolina................................      Wood                       50.0%                    45
Oklahoma......................................      Natural gas                 8.8%                   124
                                                                                                    ------
DOMESTIC......................................                                                       1,320

Argentina.....................................      Hydro                      17.2%                 1,320
Australia.....................................      Coal                       49.6%                 2,000
Chile.........................................      Natural gas                50.0%                   720
Ghana.........................................      Light fuel oil             90.0%                   224
India.........................................      Coal                       50.0%                   250
India.........................................      Natural gas                33.2%                   235
Jamaica.......................................      Diesel                     41.2%                    63
Latin America.................................      Various                  Various                   480
Morocco.......................................      Coal                       50.0%                 1,356
United Arab Emirates..........................      Natural gas                40.0%                   777
                                                                                                    ------
INTERNATIONAL.................................                                                       7,425

TOTAL.........................................                                                       8,745
                                                                                                    ======
PROJECTS UNDER CONSTRUCTION/ADV.DEV...........                                                       1,789

     CMS Enterprises, CMS Gas Transmission and CMS Generation, through a CMS International Ventures subsidiary, CMS Operating, SRL, have 100 percent ownership interest in a 128 MW natural gas power plant and a 92.6 percent ownership interest in a 540 MW natural gas power plant, each in Argentina.

     CMS Enterprises, through CMS Electric and Gas, have a 70 percent ownership interest in a 150 MW diesel plant in Venezuela.

     CMS Midland owns 49 percent interest in the MCV Partnership, which was formed to construct and operate the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 49 percent. The MCV Facility has a net electrical generating capacity of approximately 1,500 MW.

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

OIL AND GAS EXPLORATION AND PRODUCTION

     CMS Oil and Gas, formed in 1967, conducted oil and gas exploration and development operations in the United States, primarily the Permian Basin in Texas and the Powder River Basin in Wyoming, and in the countries of Cameroon, Congo, Colombia, Eritrea, Tunisia and Venezuela. In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea. In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy completed its exit from the oil and gas exploration and production business.

MARKETING, SERVICES AND TRADING

     CMS MST, provides or has provided gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. CMS Energy has decided to phase out CMS MST's wholesale energy trading business. On January 16, 2003, CMS MST closed the sale on a major portion of its wholesale natural gas trading book to Sempra Energy Trading. The sale price was approximately $18 million. On February 13, 2003, CMS MST signed a definitive agreement with Constellation Power Source, Inc. to sell its wholesale electric power business. The sale has been approved by the FERC and closing is expected within the second quarter of 2003. On February 20, 2003, CMS MST signed a definitive agreement with Chevron Energy Solutions Company, a division of Chevron U.S.A., to sell the non-federal business of CMS Viron, its energy management services provider subsidiary. On February 26, 2003 CMS MST signed a definitive agreement with Pepco Energy Services, Inc. to sell CMS Viron's federal energy management services business. The sale is subject to federal government novation which the parties are not permitted to seek until closing has occurred. CMS MST will continue to focus its business on the retail sector, specifically in the state of Michigan. CMS MST has announced plans to move its headquarters from Houston, Texas to Jackson, Michigan. In 2002, CMS MST marketed approximately 601 bcf of natural gas, 62,004 GWh of electricity, 34 million barrels of crude oil and 10 million barrels of natural gas liquids. From 1997 through 2002, CMS MST also performed over 300 energy management services projects. At December 31, 2002, CMS MST had more than 1,200 wholesale and retail customers, transported gas on more than 40 gas pipelines and was active in 50 states and Canada. In 2002, CMS MST's operating revenue was $4.2 billion. For additional information, see ITEM
7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.

INTERNATIONAL ENERGY DISTRIBUTION

     In October 2001, CMS discontinued the operations of its international energy distribution business. CMS also discontinued all new development outside North America, which includes closing all non-US development offices. However, CMS will continue to honor prior commitments in the Middle East. For additional information, see ITEM 7 -- CMS ENERGY'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- OUTLOOK.

CMS ENERGY REGULATION

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

     RATE PROCEEDINGS: In 1996, the MPSC issued an order that established the electric authorized rate of return on common equity at 12.25 percent. In 2002, the MPSC issued an order that established the gas authorized rate of return on common equity at 11.4 percent.

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

     As a result of regulatory changes in the natural gas industry, Consumers transports the natural gas commodity that is sold to some customers by competitors like gas producers, marketers and others. From April 1, 1998, to March 31, 2001, Consumers' implemented a statewide experimental gas customer choice pilot program that allowed up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier and froze the rates Consumers was permitted to charge for the service of distributing gas to its customers.

     Beginning April 1, 2001, Consumers established a permanent gas customer choice program that allows up to 600,000 of Consumers' gas customers to select an alternative gas commodity supplier. By April 2003, all of Consumers' gas customers will be eligible to select an alternative gas commodity supplier. As of December 31, 2002, 178,000 of Consumers' gas customers had elected an alternate gas commodity supplier. Also on April 1, 2001, pursuant to the permanent gas customer choice program, Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. For additional information on gas customer choice programs see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

     FERC has exercised limited jurisdiction over several independent power plants in which CMS Generation has ownership interests, as well as over CMS MST. FERC also has more comprehensive jurisdiction over Panhandle Eastern Pipe Line, Pan Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

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

     FERC also regulates certain aspects of Consumers' electric operations including: compliance with FERC accounting rules; wholesale rates; transfers of certain facilities; and corporate mergers and issuance of securities. FERC is currently soliciting comments on whether it should exercise jurisdiction over power marketers like CMS

MST and require them to follow FERC's uniform system of accounts and seek authorization for issuance of securities and assumption of liabilities. These issues are pending before the agency.

     For a discussion of the effect of certain FERC orders on Consumers, see
ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND
ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC BUSINESS OUTLOOK.

NUCLEAR REGULATORY COMMISSION

     Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction, operation and decommissioning of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES 2 AND 5 OF CMS ENERGY'S CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

     The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE's Office of Fossil Fuels.

     Pipelines owned by system companies are also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulates the safety of gas pipelines. Consumers and Panhandle are also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

CMS ENERGY ENVIRONMENTAL COMPLIANCE

     CMS Energy, Consumers and Panhandle and their subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- CONSUMERS' ELECTRIC UTILITY CONTINGENCIES.

     Consumers has installed and is currently installing modern emission controls at its electric generating plants and has converted and is converting electric generating units to burn cleaner fuels. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant because of EPA regulations regarding nitrogen oxide and particulate-related emissions. These regulations will require Consumers to make significant capital expenditures. For the preliminary estimates of these capital expenditures to reduce nitrogen oxide-related emissions see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNCERTAINTIES -- CONSUMERS ELECTRIC UTILITY CONTINGENCIES.

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

     Consumers has PCB in some of its electrical equipment, as do most electric utilities. During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to the EPA to deal with the remaining materials and is waiting on a response from the EPA.

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

CMS ENERGY COMPETITION

ELECTRIC COMPETITION

     Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

     In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. Whereas Consumers is still active in wholesale electricity markets, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 2002 revenues from electric utility operations. Consumers does not believe future loss of wholesale for retail sales to be significant.

     A significant increase in retail electric competition is now possible with the passage of the Customer Choice Act and the availability of retail open access. The Customer Choice Act of June 2000 required Consumers to open progressive tiers of its electric customer power supply requirement such that a total of 750 MW was open to competition in 2001. As of January 1, 2002, the Consumer Choice Act also gave all electric customers the right to buy generation service from an alternative electric supplier. The Michigan Public Service Commission has adopted a mechanism pursuant to the Customer Choice Act to provide for recovery of stranded costs. The company cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

     CMS MST, which is a non-utility electric subsidiary, faced competition from marketers, brokers, financial management firms, energy management firms and other utilities. CMS Energy's independent power production business segment, another non-utility electric subsidiary, faces competition from generators, marketers and brokers, as well as lower power prices on the wholesale market.

     For additional information concerning electric competition, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK.

GAS COMPETITION

     Competition has existed for the past decade, and is likely to increase, in various aspects of Consumers' gas utility business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Competition has also been introduced through the gas customer choice program which allows residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Consumers would continue to transport and distribute gas to these customers.

     CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, brokers and marketers and competition from other fuels such as oil and coal.

     For additional information concerning gas competition, see Panhandle Competition below, ITEM 7. CMS ENERGY'S MANAGEMENT DISCUSSION AND
ANALYSIS -- OUTLOOK.

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

INSURANCE

     CMS Energy and its subsidiaries, including Consumers and Panhandle, maintain insurance coverage similar to other comparable companies in the same lines of business. The insurance policies are subject to term, conditions, limitations and exclusions that might not fully compensate CMS for all losses. Furthermore, as CMS renews its policies it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent increasingly restrictive insurance markets.

     For additional information regarding Insurance, see CMS ENERGY FORWARD LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES -- International Operations, NOTE 5 -- Nuclear Matters of CMS ENERGY'S NOTE'S TO CONSOLIDATED FINANCIAL STATEMENTS.

EMPLOYEES

CMS ENERGY

     As of December 31, 2002, CMS Energy and its subsidiaries, including Consumers and Panhandle, had 10,477 full-time equivalent employees of whom 10,398 are full-time employees and 79 full-time equivalent employees associated with the part-time work force. Included in the total are 3,902 employees who are covered by union contracts.

CONSUMERS

     As of December 31, 2002, Consumers and its subsidiaries had 8,311 full-time equivalent employees of whom 8,238 are full-time employees and 73 full-time equivalent employees associated with the part-time work force. Included in the total are 3,630 full-time operating, maintenance and construction employees of Consumers who are represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000 and will continue in full force and effect until

June 1, 2005. Consumers is currently negotiating with the Union for a collective bargaining agreement for its Call Center employees.

PANHANDLE

     At December 31, 2002, Panhandle and its subsidiaries had 1,155 full-time equivalent employees. Included in the total are 247 full-time, compressor, pipeline, gas measurement, and field clerical employees of Panhandle Eastern Pipe Line Company who are represented by the Paper, Allied -- Industrial Chemical and Energy Workers International Union. Panhandle and the Union negotiated a collective bargaining agreement that became effective as of May 28, 1999 and will continue in full force and effect until May 27, 2003.

CMS ENERGY FORWARD-LOOKING STATEMENTS, CAUTIONARY FACTORS AND UNCERTAINTIES.

INTERNATIONAL OPERATIONS

     CMS Energy, through certain of its Enterprises subsidiaries, has made substantial international investments in approximately 10 countries. These international investments in electric generating facilities, natural gas pipelines and electric distribution systems face a number of risks inherent in acquiring, developing and owning these types of facilities. CMS Energy believes that its subsidiaries maintain appropriate levels of traditional insurance, similar to comparable companies in the same line of business, for the various risk exposures incidental to CMS Energy's businesses. Notably, all insurance is subject to terms and conditions that might not fully compensate a loss. Further, due to increasingly restrictive insurance markets, partly as a result of terrorist attacks of September 11, 2001, it is anticipated that insurance, particularly terrorism and sabotage coverages, will be difficult or impossible to maintain on all investments.

     Although CMS Energy maintains insurance in certain high-risk countries for certain specific political risks, CMS Energy is exposed to some risks that include local political and economic factors over which it has no control and that may not be covered by insurance. CMS Energy, through its Enterprises subsidiaries, may incur risk exposures such as changes in foreign governmental and regulatory policies (including changes in industrial regulation and control and changes in taxation), changing political conditions and international monetary fluctuations. Particularly, international investments are subject to the risk that they may be expropriated or that the required agreements, licenses, permits and other approvals may be changed or terminated in violation of their terms. Also, the local foreign currency may be devalued or the conversion of the currency may be restricted or prohibited or other actions, such as increases in taxes, royalties or import duties, may be taken which adversely affect the value and the recovery of the investment. In some cases, the investment may have to be abandoned or disposed of at a loss. These factors could significantly adversely affect the financial results of the affected subsidiary and CMS Energy's financial position and results of operations.

UNCERTAINTIES

     Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 5 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKET RISK INFORMATION and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF CMS ENERGY'S NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate",

"expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

     - The efficient sale of non-strategic and under-performing domestic and international assets and discontinuation of certain operations;

     - Achievement of capital expenditure reductions and cost savings;

     - Capital and financial market conditions, including current price of CMS Energy Common Stock and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

     - Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;

     - CMS Energy's, Consumers', Panhandle's or any of their affiliates' securities ratings;

     - Currency fluctuations, transfer restrictions and exchange controls;

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

     - Ability to successfully access the capital markets;

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

     - The increased competition in natural gas transportation which could reduce volumes of gas transported by our natural gas transmission businesses or cause them to lower rates in order to meet competition;

     - Potential disruption, expropriation or interruption of facilities or operations due to accidents, war and terrorism or political events and the ability to obtain or maintain insurance coverage for such events;

     - Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

     - Technological developments in energy production, delivery and usage;

     - Changes in financial or regulatory accounting principles or policies;

     - Outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims including particularly claims, damages, and fines resulting from those involving round-trip trading and inaccurate commodity price reporting;

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

     CMS Energy and its affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements and Risk Factors" in our most recent reports to the SEC on Form 10-Q or Form 8-K filed subsequent to this Form 10-K.

EXECUTIVE OFFICERS

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
Kenneth Whipple......................    68     Chairman of the Board, Chief Executive
                                                Officer of CMS Energy                          2002-Present
                                                Chairman of the Board, Chief Executive
                                                  Officer of Consumers                         2002-Present
                                                Chairman of the Board of Enterprises           2002-Present
                                                Director of CMS Energy                         1993-Present
                                                Director of Consumers                          1993-Present
                                                Chairman and Chief Executive Officer of
                                                  Ford Credit Company                          1997-1999
                                                Executive Vice President and President of
                                                  Ford Financial Services Group                1989-1999
S. Kinnie Smith, Jr..................    72     Vice Chairman of the Board of CMS
                                                Enterprises                                    2003-Present
                                                Vice Chairman of the Board and General
                                                  Counsel of CMS Energy                        2002-Present
                                                Vice Chairman of the Board of Consumers        2002-Present
                                                Executive Vice President of Enterprises        2002-2003
                                                Director of CMS Energy                         2002-Present
                                                Director of Consumers                          2002-Present
                                                Vice Chairman of Trans-Elect, Inc              2002
                                                Senior Counsel at Skadden, Arps, Slate,
                                                  Meagher, & Flom LLP                          1995-2002
David W. Joos........................    49     Chairman of the Board and Chief Executive
                                                  Officer of CMS Enterprises                   2003-Present
                                                President and Chief Operating Officer of
                                                  CMS Energy                                   2001-Present
                                                President and Chief Operating Officer of
                                                  Consumers                                    2001-Present
                                                President and Chief Operating Officer of
                                                  CMS Enterprises                              2001-2003
                                                Director of CMS Energy                         2001-Present
                                                Director of Consumers                          2001-Present
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of CMS
                                                  Energy                                       2000-2001
                                                Executive Vice President and Chief
                                                  Operating Officer -- Electric of
                                                  Enterprises                                  2000-2001
                                                Executive Vice President and President and
                                                  Chief Executive Officer -- Electric of
                                                  Consumers                                    1997-2001
Thomas J. Webb.......................    50     Executive Vice President and Chief
                                                Financial Officer of CMS Energy                2002-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Consumers               2002-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Enterprises             2002-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Panhandle Eastern
                                                  Pipe Line                                    2002-Present
                                                Executive Vice President and Chief
                                                  Financial Officer of Kellogg Company         1999-2002
                                                Vice President and Chief Financial Officer
                                                  of Visteon, a division of Ford Motor
                                                  Company                                      1996-1999

                NAME                     AGE                     POSITION                         PERIOD
                ----                     ---                     --------                         ------
Thomas W. Elward.....................    54     President and Chief Operating Officer of
                                                CMS Enterprises                                2003-Present
                                                President and Chief Executive Officer of
                                                  CMS Generation Co.                           2002-Present
                                                Senior Vice President of CMS Enterprises       2002-2003
                                                Senior Vice President of CMS Generation Co.    1998-2001
                                                Vice President of CMS Generation Co            1990-1998
Carl L. English......................    56     Executive Vice President and President and
                                                Chief Executive Officer -- Gas of Consumers    1999-Present
                                                Vice President of Consumers                    1990-1999
David G. Mengebier*..................    45     Senior Vice President of CMS Enterprises       2003-Present
                                                Senior Vice President of CMS Energy            2001-Present
                                                Senior Vice President of Consumers             2001-Present
                                                Vice President of CMS Energy                   1999-2001
                                                Vice President of Consumers                    1999-2001
John G. Russell**....................    45     Executive Vice President and President and
                                                Chief Executive Officer -- Electric of
                                                  Consumers                                    2001-Present
                                                Senior Vice President of Consumers             2000-2001
                                                Vice President of Consumers                    1999-2000
John F. Drake........................    54     Senior Vice President of CMS Enterprises       2003-Present
                                                Senior Vice President of CMS Energy            2002-Present
                                                Senior Vice President of Consumers             2002-Present
                                                Vice President of CMS Energy                   1997-2002
                                                Vice President of Consumers                    1998-2002
Glenn P. Barba.......................    37     Vice President and Chief Accounting Officer
                                                of CMS Enterprises                             2003-Present
                                                Vice President, Controller and Chief
                                                  Accounting Officer of CMS Energy             2003-Present
                                                Vice President, Controller and Chief
                                                  Accounting Officer of Consumers              2003-Present
                                                Vice President and Controller of Consumers     2001-2003
                                                Controller of CMS Generation                   1997-2001

-------------------------
* Mr. Mengebier has served as Senior Vice President of CMS Energy and Consumers since 2001, after receiving a promotion from his position in both companies as Vice President, which he had held since 1999. From 1997 to 1999, Mr. Mengebier served as Executive Director of Federal Governmental Affairs for CMS Enterprises.

** Mr. Russell has served as Executive Vice President and President and Chief Executive Officer -- Electric of Consumers since October 2001. From December 2000 until October 2001, Mr. Russell served as Senior Vice President of Consumers. From October 1999 until December 2000, Mr. Russell served as Vice President of Consumers. From July 1997 until October 1999, Mr. Russell served as Manager -- Electric Customer Operations of Consumers.

     The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of CMS Energy (scheduled to be held on May 23, 2003).

     There are no family relationships among executive officers and directors of CMS Energy.

AVAILABLE INFORMATION

     CMS Energy's internet address is http://www.cmsenergy.com. You can access free of charge on our website all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports are available as soon as practical after they are electronically filed with the SEC.

                              ITEM 2. PROPERTIES.

     A description of CMS Energy properties is contained in ITEM 1.
BUSINESS -- Consumers -- Consumers Properties -- General; BUSINESS -- BUSINESS SEGMENTS -- Consumers Electric Utility Operations -- Electric Utility Properties; Consumers Gas Utility -- Gas Utility Properties; Natural Gas Transmission -- Natural Gas Transmission Properties; Independent Power Production -- Independent Power Production Properties; Oil and Gas Exploration and Production -- Oil and Gas Exploration and Production Properties; International Energy Distribution -- International Energy Distribution Properties, all of which are incorporated by reference herein.

                           ITEM 3. LEGAL PROCEEDINGS

     CMS Energy and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the ITEM 1. BUSINESS -- CMS ENERGY REGULATION, as well as CMS Energy's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and CMS Energy's ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

CMS ENERGY

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS

     The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS MS&T, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors to serve as an independent litigation committee to determine whether it is in the best interest of the company to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLASS ACTION LAWSUITS

     CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

     Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit, and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy and Consumers intend to vigorously defend against this action. CMS Energy and Consumers cannot predict the outcome of this litigation.

     ENVIRONMENTAL MATTERS: CMS Energy and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on its present knowledge and subject to future legal and factual developments, CMS Energy, believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See CMS Energy's, Consumers' and Panhandle's ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2002, CMS Energy did not submit any matters to vote of security holders.

                                    PART II

               ITEM 5. MARKET FOR CMS ENERGY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS.

     Market prices for CMS Energy's Common Stock and related security holder matters are contained in ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION, which is incorporated by reference herein. At February 28, 2003, the number of registered shareholders totaled 62,687.

                        ITEM 6. SELECTED FINANCIAL DATA.

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

                     ITEM 7A. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk is contained in
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- CRITICAL ACCOUNTING POLICIES -- MARKET RISK INFORMATION, which is incorporated by reference herein.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

                                                                PAGE
                                                                ----
Selected Financial Information..............................     31
Management's Discussion and Analysis........................     33
Consolidated Statements of Income...........................     73
Consolidated Statements of Cash Flows.......................     76
Consolidated Balance Sheets.................................     78
Consolidated Statements of Preferred Stock..................     80
Consolidated Statements of Common Stockholders' Equity......     81
Notes to Consolidated Financial Statements..................     83
Quarterly Financial and Common Stock Information
  (Unaudited)...............................................    150
Report of Independent Public Accountants....................    152

                             CMS ENERGY CORPORATION
                         SELECTED FINANCIAL INFORMATION

                                                              RESTATED    RESTATED
                                                    2002      2001(A)     2000(A)      1999         1998
                                                    ----      --------    --------     ----         ----
Operating revenue (in millions)(e)........   ($)     8,687      8,063       6,697       5,094        4,963
Income (loss) from continuing
  operations(e)...........................   ($)      (416)      (236)        (40)        207          250
Consolidated net income (loss) (in
  millions)(e)............................   ($)      (620)      (448)        (43)       (277)         285
Average common shares outstanding (in
  thousands)
  CMS Energy..............................         139,047    130,758     113,128     110,140      102,446
  Class G.................................              --         --          --          --        8,333
Income (loss) from continuing operations
  per average common share
  CMS Energy -- Basic.....................           (2.99)     (1.79)      (0.35)       1.81         2.31
             -- Diluted...................           (2.99)     (1.79)      (0.35)       1.81         2.29
  Class G    -- Basic and Diluted.........              --         --          --        4.21         1.57
Net income (loss) per average common share
  CMS Energy -- Basic.....................   ($)     (4.46)     (3.42)       0.38      2.18(b)        2.65
             -- Diluted...................   ($)     (4.46)     (3.42)       0.38      2.17(b)        2.62
  Class G    -- Basic and Diluted.........   ($)        --         --          --      4.21(b)        1.56
Cash from operations (in millions)........   ($)       403        366         586         917          516
Capital expenditures, excluding
  acquisitions, capital lease additions
  and DSM (in millions)...................   ($)       747      1,239       1,032       1,124        1,295
Total assets (in millions)................   ($)    13,915     16,775      16,903      15,462       11,310
Long-term debt, excluding current
  maturities (in millions)................   ($)     5,356      5,840       6,048       6,428        4,726
Non-current portion of capital leases (in
  millions)...............................   ($)       116         71          49          88          105
Total preferred stock (in millions).......   ($)        44         44          44          44          238
Total Trust Preferred Securities
  (in millions)...........................   ($)       883      1,214       1,089       1,119          393
Cash dividends declared per common share
  CMS Energy..............................   ($)      1.09       1.46        1.46        1.39         1.26
  Class G.................................   ($)        --         --          --        0.99         1.27
Market price of common stock at year-end
  CMS Energy..............................   ($)      9.44      24.03       31.69       31.19        48.44
  Class G.................................   ($)        --         --          --       24.56(c)     25.25
Book value per common share at year-end
  CMS Energy..............................   ($)      7.86      15.33       19.93       21.17        19.61
  Class G.................................   ($)        --         --          --          --        11.46
Return on average common equity...........   (%)     (39.1)     (20.1)        1.8        11.8         14.2
Return on assets..........................   (%)      (1.6)      (0.2)        2.7         5.3          5.5
Number of employees at year-end
  (full-time equivalents).................          10,477     11,510      11,652      11,462        9,710
ELECTRIC UTILITY STATISTICS
  Sales (billions of kWh).................            39.3       39.6        41.0        41.0         40.0
  Customers (in thousands)................           1,734      1,712       1,691       1,665        1,640
  Average sales rate per kWh..............   (c)      6.88       6.65        6.56        6.54         6.50

                                                              RESTATED    RESTATED
                                                    2002        2001        2000       1999         1998
                                                    ----      --------    --------     ----         ----
GAS UTILITY STATISTICS
  Sales and transportation deliveries
     (bcf)................................             376        367         410         389          360
  Customers (in thousands)(d).............           1,652      1,630       1,611       1,584        1,558
  Average sales rate per mcf..............   ($)      5.67       5.34        4.39        4.52         4.56
DIVERSIFIED ENERGY STATISTICS
  CMS Energy's share of unconsolidated
     revenue (in millions):
     Independent power production.........   ($)       704        742         837         802          761
     Natural gas transmission.............   ($)       150        239         171         130           67
     Marketing, services and trading......   ($)     1,003      1,138       1,238         524          291
     Independent power production sales
       (millions of kWh)..................          19,776     19,212      21,379      20,478       19,017
     Gas pipeline throughput (bcf)........           1,534      1,555       1,586       1,141          253
     Gas managed and marketed for end
       users (bcf)........................             601        750         615         470          366
     Electric power marketed (millions of
       kWh)...............................          62,004     51,790      37,781       3,709        6,973

-------------------------
(a) CMS Energy's Consolidated Financial Statements for the years 2001 and 2000 have been restated, pursuant to adjustments resulting from the re-audit of CMS Energy. See Note 2 in the Notes to the Consolidated Financial Statements.

(b) 1999 earnings per average common share includes allocation of the premium on redemption of Class G Common Stock of $(.26) per CMS Energy basic share, $(.25) per CMS Energy diluted share and $3.31 per Class G basic and diluted share.

(c)  Reflects closing price at the October 25, 1999 exchange date.

(d)  Excludes off-system transportation customers.

(e)  See Notes 3, 4 and 5 to the Consolidated Financial Statements.

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy marketing, services and trading. CMS Energy's consolidated financial statements for the years 2001 and 2000 have been restated as a result of accounting adjustments identified in connection with the re-audit and preparation of the restated 2001 and 2000 consolidated financial statements of CMS Energy. CMS Energy is currently in the process of completing its restatement of the consolidated financial statements for the quarters of 2001, and upon completion, Ernst & Young will perform a review of the 2001 quarterly financial data in accordance with standards established by the American Institute of Certified Public Accountants. As a result, the 2001 quarterly information has not yet been restated. Upon completion, CMS Energy will file restated financial statements for those interim periods, and for the interim periods of 2002, in an amended Form 10-Q for September 30, 2002. That filing will include details of the quarterly impacts of the restatement adjustments for 2001 and the first three quarters of 2002. The 2002 interim financial data contained in Note 20, Quarterly Financial and Common Stock Information, to the consolidated financial statements has been restated to reflect the impacts of restatement adjustments.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are several factors that could affect CMS Energy's liquidity, including but not limited to:

     - Generation of sufficient cash flows from operations;

     - Near term cash requirements;

     - Timely closing of asset sales, including the sale of Panhandle;

     - Access to capital markets or other financing sources; and

     - Numerous other significant risks and difficulties including, but not limited to, SEC and other investigations, securities class action lawsuits, and ERISA cases.

CAPITAL RESOURCES AND LIQUIDITY

     CMS Energy's liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy historically has met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

     During 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. As of March 14, 2003, CMS Energy at the parent level had approximately $615 million, Consumers Energy and its subsidiaries had approximately $727 million, and Panhandle and its subsidiaries had approximately $52 million of publicly issued and credit facility debt maturing in 2003. CMS Energy and Consumers Energy have taken significant steps to address their 2003 maturities, as described below. In addition, CMS Energy also could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle. In December 2002, CMS Energy signed a definitive agreement to sell Panhandle for a total of $1.828 billion, which is expected to result in $662 million of cash and $1.166 billion of debt assumption. However, closing of the sale is pending action by the FTC under the Hart-Scott-Rodino Act. All other regulatory approvals have been granted.

CMS ENERGY PARENT LEVEL LIQUIDITY

     CMS Energy at the parent level is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan that involves the sale of non-strategic and under-performing assets of approximately $912 million, receipt of dividends from its subsidiaries of approximately $280 million, and reduction of approximately $598 million of outstanding debt along with reduced capital expenditures, cost reductions and other measures.

     As noted elsewhere in this MDA, CMS Energy has reduced debt of approximately $2.7 billion through asset sales with cash proceeds and associated debt assumption from such sales over the past two years. Through the first quarter of 2003, CMS Energy has accomplished $60 million of additional asset sales. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds, and in February 2003 signed a definitive agreement to sell its wholesale power contract. In addition, the sale of the Centennial Pipeline, resulting in proceeds to CMS Energy of $40 million, closed in February 2003.

     CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. There can be no assurances that the financial improvement plan will be successful and failure to achieve its goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required to consider the full range of strategic measures available to companies in similar circumstances.

     CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as of March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan in 2003:

     - On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $234 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than

Consumers Energy, are required to be used to prepay this facility. This facility is collateralized primarily by the common stock of Consumers Energy, CMS Enterprises and certain CMS Enterprises subsidiaries.

     - On March 30, 2003 CMS Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from this loan will be used for general corporate purposes, to retire debt, and to collateralize approximately $160 million of letters of credit. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. It is expected that proceeds from the Panhandle sale will be used to pay off this facility in full. This facility is guaranteed by CMS Energy, whose guaranty is secured by the common stock of Consumers Energy and CMS Enterprises.

     In addition, if necessary, CMS Energy also would postpone the $52 million pension contribution expected to be made in September 2003. Also, CMS Energy may pursue other avenues of private debt or equity investment.

CONSUMERS ENERGY LIQUIDITY

     Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of approximately $513 million from operations and approximately $295 million of new debt along with reduced capital expenditures, cost reductions and other measures. As of March 14, 2003, Consumers planned to refinance $727 million of debt in 2003. To that end, Consumers has initiated several transactions with various financial institutions, regulators, banks, lenders, and others that are designed to provide liquidity:

     - On March 26, 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan will be used to retire debt and for general corporate purposes.

     - On March 27, 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million, secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

     - On March 28, 2003, Consumers syndicated a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity and will bear interest at LIBOR plus 450 basis points. Proceeds from this loan will be used to retire debt and for general corporate purposes.

     - Consumers filed a general rate case for its gas utility business on March 14, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. If interim relief of $156 million were granted, Consumers expects that the rate relief could be in place by the fourth quarter of 2003.

     - Consumers has filed an application with the MPSC seeking authorization to issue $1.084 billion of securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no delays in the offering process, Consumers anticipates that bonds would be issued by year end, 2003.

     If necessary, Consumers would also postpone the planned $158 million pension contribution expected to be made in September 2003.

     In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. There is no assurance that the pending securitization bond issuance transaction noted above will be completed. Further, there is no assurance that the MPSC will grant either interim or final gas utility rate relief.

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

     CMS Energy is cooperating with an SEC investigation regarding round-trip trading and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission, the FERC, and the United States Department of Justice regarding these transactions. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of these trades. In addition, CMS Energy's Board of Directors established the Special Committee of independent directors to investigate matters surrounding round-trip trading and the Special Committee retained outside counsel to assist in the investigation.

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

     The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CHANGE IN AUDITORS AND RESTATEMENTS

     In April 2002, the Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit CMS Energy's financial statements for the year ending December 31, 2002. CMS Energy previously had retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, the Board of Directors engaged Ernst & Young to audit CMS Energy's financial statements for the year ending December 31, 2002. Also in May 2002, CMS Energy stated its intention to restate its consolidated financial statements for 2000 and 2001 to eliminate the effects of round-trip trading.

     Following CMS Energy's announcement that it would restate its financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form the Special Committee to investigate these trades, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that it would be unable to give an opinion on CMS Energy's restated financial statements when they are completed. Arthur Andersen's reports on CMS Energy's, Consumers', and Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and

December 31, 2000 contained no adverse or disclaimer of opinion, nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

     There were no disagreements between CMS Energy and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the years 2000 and 2001 and through the date of their opinion for the quarter ended March 31, 2002.

     As a result of the restatement required with respect to the round-trip trading transactions, Ernst & Young was engaged to re-audit CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, which included audit work at Consumers and Panhandle for these years. None of CMS Energy's former auditors, some of whom are now employed by Ernst & Young, were involved in the re-audit of CMS Energy's consolidated financial statements. During CMS Energy's two most recent fiscal years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through June 10, 2002, CMS Energy did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations.

     In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has determined to make certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, CMS Energy believed such accounting was appropriate under accounting principles generally accepted in the United States.

     The tables below summarize the adjustments and the effects on CMS Energy's consolidated financial statements.

               NET INCOME INCREASE (DECREASE)                   2001    2000    TOTAL
               ------------------------------                   ----    ----    -----
                                                                    (IN MILLIONS)
MCV PPA Adjustments.........................................    $ 90    $(20)   $ 70
DIG Loss Contract Accounting................................     126      --     126
Mark-to-Market Gains and Losses on Inter-book Transactions
  and other related adjustments.............................     (43)     18     (25)
Mark-to-Market Gains and Losses on Intercompany
  Transactions..............................................     (30)     18     (12)
CMS MST Account Reconciliations.............................      (5)    (13)    (18)
Income Tax Adjustments......................................     (30)     --     (30)
Panhandle System Gas........................................      (7)     --      (7)
Amortization of Debt Costs..................................      (2)      7       5
Other.......................................................      (2)     (3)     (5)
                                                                ----    ----    ----
Total.......................................................    $ 97    $  7    $104
                                                                ====    ====    ====

        BALANCE SHEET: INCREASE IN CONSOLIDATED DEBT            2001     2000
        --------------------------------------------            ----     ----
                                                                (IN MILLIONS)
Reconsolidation of LNG Facility.............................    $215     $ --
Structured Financing of Methanol Plant......................     125      125
Consumers' Headquarters Capital Lease.......................      16       --

     For detailed information about the restatement of CMS Energy's consolidated financial statements reflecting these audit adjustments, see Note 2, Restatement.

CRITICAL ACCOUNTING POLICIES

     CMS Energy's consolidated financial statements are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. CMS Energy believes that certain accounting principles are critical in terms of understanding its consolidated financial statements. These principles include the use of estimates in accounting for contingencies and long-lived assets, equity method investments and long-term obligations, accounting for derivatives and financial instruments, mark-to-market accounting, and international operations and foreign currency, pension and postretirement benefits and Regulatory accounting.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, currency exchange rates, future commodity prices, mark-to-market valuations, investment returns, impact of new accounting standards, international economic policy, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could materially differ from those estimates.

     Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $14 billion at December 31, 2002, approximately 40 to 45 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

     CMS Energy recently recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur, or the amount of cash or the value of consideration to be received.

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

     The EPA has issued final regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of December 31, 2002, Consumers has incurred $405 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures, if not recovered in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations. For further information see Note 6, Uncertainties, "Electric Contingencies -- Electric Environmental Matters."

     GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former manufactured gas plant sites will be between $82 million and $113 million, using the Gas Research Institute -- Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 6, Uncertainties, "Gas Contingencies -- Gas Environmental Matters."

     MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

     Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At December 31, 2002, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $34 million, $50 million and $64 million respectively. The PPA liability is expected to be depleted in late 2004.

     In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped availability payments that may be billed by the MCV Partnership at a 98.5 percent level.

     When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers, on-peak and off-peak capacity, so long as availability does not exceed an average 88.7 percent established in previous MPSC orders. For availability payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2003    2004    2005    2006    2007
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $37     $36     $36     $36     $25

     It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

     For further information see Note 6, Uncertainties, "Other Electric Uncertainties -- The Midland Cogeneration Venture."

UTILITY REGULATION

     Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

     In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount. As of December 31, 2002, Consumers had a net investment in energy supply facilities of $1.475 billion included in electric plant and property.

     Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business on a prospective basis, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 6, Uncertainties, "Electric Rate Matters -- Electric Restructuring."

     SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years. Consumers recognized an OPEB transition obligation in accordance with SFAS No. 106 and established a regulatory asset for this amount, which it expects to recover in rates over the next ten years.

DECEMBER 31                                                      2002      2001
-----------                                                      ----      ----
                                                                  IN MILLIONS
Securitized costs...........................................    $  689    $  717
Postretirement benefits.....................................       204       228
Electric Restructuring Implementation Plan..................        83        82
Manufactured gas plant sites................................        69        70
Abandoned Midland project...................................        11        12
Income taxes................................................        --         6
Other.......................................................        16        15
                                                                ------    ------
Total regulatory assets.....................................    $1,072    $1,130
                                                                ======    ======
Income taxes................................................    $ (297)   $ (282)
GCR over recovery...........................................       (11)       (9)
Other.......................................................        (5)       --
                                                                ------    ------
Total regulatory liabilities................................    $ (313)   $ (291)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax, see Note 6, Uncertainties, "Electric Rate Matters -- Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for securitized costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. In order to prepare for the financing of the securitized assets and the subsequent retirement of debt with Securitization proceeds, issuance fees of $1 million, $10 million and $1 million were incurred in 2002, 2001 and 2000, respectively, and capitalized as a part of Securitization costs. These issuance costs are amortized each month for up to fourteen years. Amortization of the Securitized assets approximated $29 million and $2 million in 2002 and 2001, respectively, for accumulated securitized cost amortization of $31 million. The components of the unamortized securitized costs are illustrated below.

DECEMBER 31                                                     2002    2001
-----------                                                     ----    ----
                                                                IN MILLIONS
Unamortized nuclear costs...................................    $405    $405
Postretirement benefits.....................................      84      84
Income taxes................................................     203     203
Uranium enrichment facility.................................      16      16
Accumulated Securitization cost amortization................     (31)     (2)
Other.......................................................      12      11
                                                                ----    ----
TOTAL UNAMORTIZED SECURITIZED COSTS.........................    $689    $717
                                                                ====    ====

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

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

     The types of contracts CMS Energy currently accounts for as derivative instruments include interest rate swaps, foreign currency exchange contracts, certain electric call options, fixed priced weather-based gas supply call options and fixed price gas supply put options. CMS Energy does not account for electric capacity and certain energy contracts, gas supply contracts, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items as derivatives.

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

     In order to value the contracts that are accounted for as derivative instruments, CMS Energy uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At December 31, 2002, CMS Energy assumed a market-based interest rate of
4.5 percent and a volatility rate of 70 percent in calculating the fair value of its electric call options.

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

     FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value with any unrealized gains or losses resulting from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

     MARKET RISK INFORMATION: CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, currency exchange rates, and equity security prices. CMS Energy's market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of certain business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by CMS Energy's Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

     In accordance with SEC disclosure requirements, CMS Energy performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon hypothetical 10 percent increases and decreases in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, CMS Energy and its subsidiaries, rely on the experience and judgment of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

     INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate financing, including interest rate risk associated with trust preferred securities, and from interest rate swap agreements. CMS Energy uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain a balance between risk and the lowest cost of capital. At December 31, 2002, the carrying amounts of long-term debt and trust preferred securities were $5.4 billion and $927 million, respectively, with corresponding fair values of $5.0 billion and $729 million, respectively. Based on a sensitivity analysis at December 31, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase, respectively, by approximately $37 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $332 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance any of its outstanding fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of December 31, 2002.

     At December 31, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $294 million was negative $7 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

     COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices change by an average 10 percent, pretax operating income for the subsequent twelve months would change by $1.7 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of December 31, 2002. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities, or the commodity price risks of certain operating activities.

     Consumers enters into electric call options, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

     As of December 31, 2002, the fair value based on quoted future market prices of electricity-related call option contracts was $9 million. At December 31, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of December 31, 2002, Consumers had an asset of $37 million, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of December 31, 2002, the fair value based on quoted future market prices of gas supply-related call and put option contracts was $1 million. At December 31, 2002, a hypothetical 10 percent adverse change in market prices would be immaterial.

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

For the year ended December 31, 2002, there was no mark-to-market adjustment included in the total net foreign currency translation adjustment of $225 million. Based on a sensitivity analysis at December 31, 2002, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations. At December 31, 2002, the estimated fair value of the foreign exchange hedges was immaterial.

     EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. As of December 31, 2002, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

     For a discussion of accounting policies related to derivative transactions, see Note 10, Risk Management Activities and Financial Instruments, incorporated by reference herein.

MARK-TO-MARKET ACCOUNTING

     CMS MST's wholesale power and gas trading activities are accounted for under mark-to-market method of accounting consistent with guidance provided in EITF Issue No. 98-10. EITF Issue No. 98-10 has been rescinded by EITF Issue No. 02-03. The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. See discussion on EITF Issue No. 02-03 under New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding energy trading contracts reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

     The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of December 31, 2002.

                                                                IN MILLIONS
Fair value of contracts outstanding as of January 1, 2002...       $ 41
Fair value of new contracts when entered into during the
  period....................................................         22
Changes in fair value attributable to changes in valuation
  techniques and assumptions (a)............................        (48)
Contracts realized or otherwise settled during the period
  (b).......................................................         40
Other changes in fair value (c).............................         26
                                                                   ----
Fair value of contracts outstanding as of December 31, 2002
  (d).......................................................       $ 81
                                                                   ====

-------------------------
(a) Reflects change in fair value based on market indicators confirmed by the anticipated sale of gas and power contracts.

(b)  Reflects current net liability position as of 12/31/01.

(c) Reflects changes in price and net increase/(decrease) in position size of forward positions as well as changes to MTM and credit reserves.

(d) Includes $62 million of net assets and liabilities classified as "held for sale".

                                                                 FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002
                                                   TOTAL       -------------------------------------------------
SOURCE OF FAIR VALUE                             FAIR VALUE    LESS THAN 1    1 TO 3    4 TO 5    GREATER THAN 5
--------------------                             ----------    -----------    ------    ------    --------------
                                                                           IN MILLIONS
                                                                       MATURITY (IN YEARS)
Prices actively quoted.........................     $ 6           $  6         $--       $--           $--
Prices provided by other external sources......      57              7          29        13             8
Prices based on models and other valuation
  methods......................................      17            (15)         19         5             8
                                                    ---           ----         ---       ---           ---
Total..........................................     $80           $ (2)        $48       $18           $16
                                                    ===           ====         ===       ===           ===

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

     CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects in a number of world markets. As a result of a change in business strategy, CMS Energy has begun divesting its non-strategic or under-performing foreign investments.

     BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. In 2002, the cumulative Foreign Currency Translation decreased stockholders' equity by $225 million.

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

     For the year ended December 31, 2002, CMS Energy recorded losses of $31 million reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to pesos of utility tariffs and energy contract obligations that were previously calculated in dollars.

     While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At December 31, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.3647 pesos per U.S. dollar was $266 million. This amount also reflected the effect of recording, at December 31, 2002, U.S. income taxes with respect to temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to be no longer essentially permanent in duration (see Note
11).

     Australia: In 2000, an impairment loss of $329 million ($268 million after-tax) was realized on the carrying amount of the investment in Loy Yang. This loss did not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in the exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued. In connection with the restatement of CMS Energy's December 31, 2000 consolidated financial statements, a deferred U.S. income tax asset of $48 million was recorded with respect to the cumulative net foreign currency translation losses associated with CMS Energy's Loy Yang investment. At December 31, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Australian dollar recorded in the Foreign Currency Translation component of Common Stockholders' Equity using an exchange
rate of      Australian dollars per U.S. dollar was $120 million.

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

ACCOUNTING FOR PENSION AND OPEB

     CMS Energy provides postretirement benefits under its Pension Plan, and postretirement health and life insurance benefits under its OPEB plans to substantially all its retired employees. CMS Energy uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. The Pension Plan includes amounts for employees of Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations for Panhandle employees that are vested under the Pension Plan. CMS Energy does not expect the curtailment from both the Pension Plan and OPEB plans to be material.

     Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, CMS Energy expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. CMS Energy anticipates its pension expense to rise in 2003 by approximately $13 million over 2002 expenses. OPEB expenses in 2003 are anticipated to stay the same as 2002 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, and a decline in the interest rate used to value the liability of the plan. Estimated 2003 OPEB expenses are expected to remain the same as 2002 due to additional required contributions from retirees and increases in mail-order prescription copays. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2010; however, CMS Energy cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

     The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, CMS Energy was required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. The fair value of the Pension Plan assets at December 31, 2002 was $607 million, including CMS Energy Common Stock which had a market value of $49 million based on a market price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the Pension Plan was $18 million based on a share price of $3.52. As of December 31, 2002, the Accumulated Benefit Obligation was estimated at $1.055 billion and the additional minimum liability was $426 million, of which $53 million was recorded as an intangible asset, and $373 million was charged to other comprehensive income ($241 million after-tax).

     At December 31, 2002, the balance of the OPEB plans' assets was $509 million. This amount consists primarily of stocks and bonds, including CMS Energy Common Stock of $1.3 million, based on a share price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the OPEB plans' assets was $0.5 million, based on a share price of $3.52.

     During 2002, CMS Energy made contributions to the plans' trust accounts of $147 million. This amount represents $64 million of pension related benefits and $83 million of postretirement health care and life insurance benefits. CMS Energy expects similar contributions for postretirement health care and life insurance benefits will be made in 2003, 2004, and 2005. The investment performance returns and declining discount rates have worsened the underfunded status of the Pension Plan, net of benefit obligations, from $350 million at December 31, 2001 to $650 million at December 31, 2002. Because of the recent rise in the underfunded status of the Pension Plan, based on actuarial assumptions, CMS Energy expects to make cash contributions to the Pension Plan which approximate $210 million, $292 million, and $29 million in 2003, 2004, and 2005, respectively. However, if necessary to increase liquidity, CMS Energy would postpone the 2003 contribution.

     CMS Energy's expense for the pension plan approximated $33 million and $23 million for the years ended December 31, 2002 and December 31, 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Plan assets of 8.75 percent in 2002 and 9.75 percent in 2001.

     Lowering the expected long-term rate of return on the Plan assets by 0.25 percent (from 8.75 percent to 8.5 percent) would have increased pension expense for fiscal 2002 by approximately $3 million. Lowering the discount rate by 0.25 percent would have increased pension expense for fiscal 2002 by approximately $2 million.

     CMS Energy estimates pension expense will approximate $46 million, $51 million and $58 million in 2003, 2004 and 2005, respectively. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the pension plan.

     CMS Energy bases the determination of pension expense on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a 5-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a 5-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

     Due to the unfavorable performance of the equity markets, as of December 31, 2002, CMS Energy had cumulative losses of approximately $205 million which remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses result in increases in future pension expense depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87.

     CMS Energy has announced changes to the Pension Plan. Employees hired on or after July 1, 2003 will be covered by the cash balance plan section of the plan currently being used. Under the cash balance plan, an employee's retirement account is credited annually with a percentage of their salary and any amounts that are vested are portable when an employee leaves the company. In addition, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will no longer receive an early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments.

     CMS Energy also provides retirement benefits under a defined contribution 401(k) plan. CMS Energy previously offered an employer's contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when CMS Energy's financial performance exceeded targeted levels. Amount charged to expense for the employer's match for 2002 was $12 million, $26 million in 2001, and $24 million in 2000. Effective September 1, 2002, the employer's match was suspended until January 1, 2005, and the incentive match was permanently eliminated.

     In order to keep health care benefits and costs competitive, CMS Energy has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared with salaried employees. The salaried retirees health care plan has also been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options requiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claims cost for CMS Energy. Mail-order prescription copays have also been increased for all salaried retirees.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED EARNINGS (LOSS)

     CMS Energy Consolidated earnings reflect the continued implementation of the financial improvement plan and on-going asset sales program first announced in 2001. The financial improvement plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The on-going asset sales program's objective is to reduce business risk and to provide for more predictable on-going earnings. This encompasses the sale of non-strategic and under-performing assets, the proceeds of which are being used to reduce debt. In 2002, CMS Energy has recorded charges to earnings in connection with the execution of its "back-to-basics" strategy.

                                                                          RESTATED    RESTATED
                  YEARS ENDED DECEMBER 31                        2002       2001        2000
                  -----------------------                        ----     --------    --------
                                                                         IN MILLIONS
CMS Energy Consolidated Net Income (Loss)...................    $ (620)    $ (448)     $  43
CMS Energy Basic Earnings (Loss) Per Share..................    $(4.46)    $(3.43)     $0.38
CMS Energy Diluted Earnings (Loss) Per Share................    $(4.46)    $(3.43)     $0.38

CMS ENERGY CONSOLIDATED NET INCOME (LOSS)

                                                         RESTATED              RESTATED    RESTATED
YEARS ENDED DECEMBER 31                         2002       2001      CHANGE      2001        2000      CHANGE
-----------------------                         ----     --------    ------    --------    --------    ------
                                                                         IN MILLIONS
                                                $(620)    $(448)     $(172)     $(448)       $ 43      $(491)
                                                =====     =====      =====      =====        ====      =====
Electric Utility............................    $ 264     $ 109      $ 155      $ 109        $173      $ (64)
Gas Utility.................................       46        21         25         21          18          3
Independent Power Production................     (336)      (63)      (273)       (63)        (92)        29
Natural Gas Transmission....................      (30)      (53)        23        (53)         11        (64)
Marketing, Services and Trading.............      (42)       (6)       (36)        (6)         13        (19)
Corporate Interest and Other................     (300)     (246)       (54)      (246)       (163)       (83)
Discontinued Operations.....................     (222)     (210)       (12)      (210)         83       (293)
                                                -----     -----      -----      -----        ----      -----
Net Income..................................    $(620)    $(448)     $(172)     $(448)       $ 43      $(491)
                                                =====     =====      =====      =====        ====      =====

     During 2002, CMS Energy recorded $388 million of after-tax charges in recognition of planned and completed divestitures and reduced asset valuations. These included a $299 million after-tax impairment loss on the carrying value of DIG and $89 million of after-tax charges related to other investments and development projects in recognition of the reduced net recoverable value or sale of these investments. The $388 million after-tax charge is comprised of: $367 million for independent power production; $11 million for marketing, services and trading; and $10 million for Enterprises and other businesses.

     2002 also reflects a $222 million after-tax loss related to the discontinuation of several businesses. These include Panhandle, the sale of which is pending regulatory approval and is currently expected to close in 2003, CMS Oil and Gas, which sale was completed in September 2002, and CMS Field Services and CMS Viron, which sales are expected to close in 2003. Included in the discontinued operations are after-tax goodwill impairments at Panhandle ($369 million) and CMS Viron ($10 million). 2002 also reflects $37 million of after-tax gains on asset sales and $21 million of after-tax restructuring charges.

     CMS Energy's 2001 results reflect $408 million of after-tax charges in recognition of completed and planned divestitures and reduced asset valuations. These charges include a $210 million after-tax charge related to the discontinuation of certain CMS Energy businesses and a $198 million after-tax charge related to energy development projects and international investments in recognition of the reduced net recoverable value of these investments. Results of operations also includes a $2 million after-tax charge related to the cumulative effect of a change in accounting for derivatives.

     In 2000, an impairment loss was recorded on the carrying amount of the equity investment in Loy Yang of $268 million after-tax. This loss does not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52 will not be realized until there has been a sale, full liquidation or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued but may not occur in 2003. In connection with the restatement of CMS Energy's December 31, 2000 consolidated financial statements, a deferred U.S. income tax asset of $48 million was recorded with respect to the cumulative net foreign currency translation losses associated with CMS Energy's Loy Yang investment (see Note 11, Income Taxes).

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31                                2002    2001    CHANGE    2001    2000    CHANGE
-----------------------                                ----    ----    ------    ----    ----    ------
                                                                         IN MILLIONS
Net income available to common stockholder.........    $264    $109     $155     $109    $199     $(90)
                                                       ====    ====     ====     ====    ====     ====
Reasons for the change:
Electric deliveries................................                     $ 41                      $ 19
Power supply costs and related revenue.............                      120                      (109)
Rate decrease......................................                       --                       (35)
Other operating expenses and non-commodity
  revenue..........................................                        5                        17
Implementation of accounting standard (SFAS 133)...                       17                       (17)
Gain on asset sales................................                       38                        --
Fixed charges......................................                        9                        (6)
Income taxes.......................................                      (75)                       41
                                                                       ------                    ------
Total change.......................................                     $155                      $(90)
                                                                       ======                    ======

     ELECTRIC DELIVERIES: For the year 2002, electric delivery revenues increased by $41 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 39.3 billion kWh, a decrease of 0.3 billion kWh or 0.7 percent from 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher margin residential and commercial sectors, along with the growth in retail deliveries, more than offset the impact of reduced deliveries to lower margin customers. For the year, Consumers set an all-time monthly sendout record during the month of July, and new monthly hourly peak demand records were set on April 16, 2002, June 25, 2002, September 9, 2002, and October 1, 2002. For the year 2001, electric delivery revenues increased by $19 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 39.6 billion kWh, a decrease of 1.4 billion kWh or 3.5 percent from 2000.

     POWER SUPPLY COSTS AND RELATED REVENUE: For the year 2002, power supply costs and related revenues provided a net increase of $120 million from 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease in power costs is lower priced power options and dispatchable capacity contracts that were purchased for 2002. For the year 2001, power supply costs and related revenues resulted in a net decrease of $109 million from 2000. This net decrease was primarily due to the need to purchase greater quantities of higher-priced electricity to offset the loss of generation resulting from the Palisades outages mentioned above.

     For the years 2002 and 2001 respectively, Consumers purchased and expensed $23 million and $65 million of electric call options to ensure a reliable source of power supply during the summer months. As a result of periodic excess daily capacity, certain call options were sold and the remaining call options were either exercised or expired. Consumers accounted for the costs relating to the expired call options and the income received from the sale of call options, as purchased power supply costs.

     OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the year 2002, non-commodity revenues increased primarily resulting from increased miscellaneous service revenues. Partially offsetting this increase in revenues, are increased other operating expenses compared to 2001. This increase can be attributed to higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care expenses, storm restoration expenses, and increased contracted maintenance expenses. For the year 2001, other operating expenses and non-commodity revenues provided a net benefit when compared to 2000. This benefit is primarily due to reduced amortization expense, as permitted by MPSC orders resulting from the Customer Choice Act. Consumers temporarily suspended amortization of the securitized assets pending the issuance of Securitization bonds in November 2001.

     IMPLEMENTATION OF ACCOUNTING STANDARD (SFAS NO. 133): In 2001, Consumers implemented SFAS No. 133 which provides for derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts. After receiving guidance from the FASB, Consumers re-evaluated its electric call option and option-like contracts and determined that these contracts require derivative accounting, and therefore recorded a $17 million pre-tax cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts.

     GAIN ON ASSET SALES: For the year 2002, asset sales resulted in a $31 million pretax gain associated with the sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

     INCOME TAXES: For the year 2002, income tax expense increased primarily due to an increase in earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

               YEARS ENDED DECEMBER 31                    2002    2001    CHANGE    2001    2000    CHANGE
               -----------------------                    ----    ----    ------    ----    ----    ------
                                                                            IN MILLIONS
Net income available to common stockholder............    $46     $21      $ 25     $21     $18      $  3
                                                          ===     ===      ====     ===     ===      ====
Gas deliveries........................................                       21                       (21)
Gas commodity and related revenue.....................                       --                        44
Gas rate increase.....................................                       25                        --
Gas wholesales and retail services....................                        1                         8
Operation and maintenance.............................                      (14)                      (30)
General taxes and depreciation........................                       (3)                       --
Fixed charges.........................................                        3                         1
Income taxes..........................................                       (8)                        1
                                                                           ----                      ----
Total change..........................................                     $ 25                      $  3
                                                                           ====                      ====

     GAS DELIVERIES: For the year 2002, gas delivery revenues increased by $21 million from the previous year. System deliveries, including miscellaneous transportation, totaled 376.4 bcf, an increase of 9.4 bcf or 2.6 percent compared with 2001. This increase is primarily due to colder weather that resulted in increased deliveries to the residential and commercial sectors in 2002. For the year 2001, gas delivery revenues decreased by $21 million from the previous year. System deliveries, including miscellaneous transportation, totaled 367 bcf, a decrease of 43 bcf or 10 percent compared with 2000. This decrease is primarily due to warmer temperatures compared to the 2000 heating season and a reduction due to the economic slowdown in 2001.

     GAS RATE INCREASE: In 2001, the MPSC issued an interim order in Consumers' gas rate filing. In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers gas tariff rates. As a result of these orders, Consumers recognized increased gas revenues of $25 million.

     OPERATION AND MAINTENANCE: For the year 2002, operation and maintenance expenses increased $14 million compared to 2001. This increase reflects the recognition of gas storage inventory losses, and additional expenditures on customer reliability and service.

     INCOME TAXES: For the year 2002, income tax expense increased, primarily due to improved earnings of the gas utility.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

     NET INCOME: For the year ended December 31, 2002, independent power production's reported net loss was $336 million, a degradation of $273 million from its restated reported net loss in 2001. The variation reflects the effects of the investment write-downs, net of an improved operating performance at DIG due to lower steam generation costs compared to 2001, when DIG was experiencing construction delays. Other operation performance improvements were offset by expropriation and devaluation losses related to the Argentine facilities.

     For the year ended December 31, 2001, independent power production's restated reported net loss was $63 million, an improvement of $29 million from restated reported net loss in 2000. This change reflects the sale of power plants in 2000, construction delays at the DIG plant that led to increased costs for steam generation, and a gain recorded in 2000 on the restructuring of a power supply contract. These changes were partially offset by the earnings benefits from the expansion of the Jorf Lasfar facility coupled with the facility's improved operating performance, the operation of additional units at a new African facility and the absence of operating losses in 2001 from the investment in Loy Yang, which was written off in the fourth quarter of 2000.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

     In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under the terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions and action by the FTC under the Hart-Scott-Rodino Act. The sale is expected to close in 2003. Panhandle's results have been reclassified to discontinued operations in the consolidated statements of income. For more information, see Note 4, Discontinued Operations.

     NET INCOME: For the year ended December 31, 2002, the natural gas transmission segment's reported net loss was $30 million, an improvement of $23 million from the restated reported net loss in 2001. This increase was due primarily to project write-downs recorded in 2001 partly offset by additional Argentine expropriation and devaluation losses in 2002.

     For the year ended December 31, 2001, the segment's restated reported net loss was $53 million, a degradation of $64 million from the restated reported net loss in 2000.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS

     During the second quarter of 2002, CMS MST announced its intention to sell its ownership interest in CMS Viron, resulting in a reclassification of CMS Viron's assets and liabilities to be classified as held for sale and its results of operations to discontinued operations in the consolidated statements of income. For more information, see Note 4, Discontinued Operations. CMS Energy closed on the sale of a majority of CMS MST's wholesale natural gas contracts and inventory to Sempra Energy Trading in January 2003 and signed a definitive agreement in February 2003 to sell its wholesale power trading portfolio to a unit of Constellation Energy Group, Inc. These actions resulted in classifying $77 million of net price risk management assets and liabilities and natural gas inventory expected to be sold into Assets and Liabilities Held For Sale in the consolidated balance sheets. In addition, CMS MST sold its 50 percent joint venture ownership in Enline in September 2002, reached agreement to sell its 50 percent interest in Premstar in early 2003, and sold its Tulsa retail trading contracts in January 2003 and is in the process of negotiating an agreement to sell its 50 percent interest in Texon.

     NET INCOME: For the year ended December 31, 2002, CMS MST's reported net loss was $42 million excluding a loss from discontinued operations of $21 million, a decrease of $36 million from its restated reported net loss in 2001. Credit constraints severely reduced the overall liquidity of the energy trading markets, limiting CMS MST's ability to actively manage and optimize its open positions and to execute new transactions. Contributing to the net loss was the recognition of a $31 million (net of tax) reduction in fair value of the wholesale natural gas and power portfolios based on valuation reductions resulting from fair value evidence derived from the negotiated sales prices for its wholesale natural gas and power contracts. Restructuring costs related to the reorganization of the business unit of $11 million and impairment of investment of $11 million.

     For the year ended December 31, 2001, CMS MST's restated reported net loss was $6 million, including a cumulative effort of a change in accounting for derivative instruments of $9 million and excluding income from discontinued operations of $1 million a decrease of $19 million from restated reported net income in 2000. This decrease was primarily a result of the change in fair value of financial derivatives entered into as economic hedges for the retail sales contracts that are accounted for on an accrual basis. Partially offsetting these losses was an increase in the value of the wholesale power portfolio due to power contracts executed during 2001, and $9 million increase to net income representing the cumulative effect of a change in accounting resulting from the implementation of SFAS No. 133.

     SALES VOLUMES: For the year ended December 31, 2002, power sales volumes were 63,128 GWh, an increase of 31,929 GWh over 2001, for which volumes have been restated to exclude the effect of any round-trip trades. The increase in power volumes reflect the addition of long-term power contracts that were executed during the latter part of 2001 and early 2002. Natural gas sales volumes were 550 bcf, a decrease of 200 bcf from 2001, for which volumes have been restated to exclude the effect of any round-trip trades.

     For the year ended December 31, 2001, power sales volumes were 31,199 GWh, an increase of 23,044 GWh over 2000, for which volumes have been restated to exclude the effect of any round-trip trades. Natural gas sales volumes were 750 bcf, an increase of 144 bcf over 2000, for which volumes have been restated to exclude the effect of any round-trip trades.

OIL AND GAS EXPLORATION AND PRODUCTION RESULTS OF OPERATIONS

     In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the CMS Oil and Gas Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations.

     In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $210 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan which had at that time a due date of the March 31, 2003. The combined sales resulted in an after-tax loss of approximately $82 million. For more information, see Note 4, Discontinued Operations, incorporated by reference herein.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

     In the third quarter of 2001, CMS Energy discontinued the operations of the international energy distribution segment of its business. For more information, see Note 4, Discontinued Operations, incorporated by reference herein.

OTHER RESULTS OF OPERATIONS

     TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back consolidated 2001 and 2002 tax losses to tax years 1996 through 1999 to obtain refunds of prior years tax payments totaling $250 million. The tax loss carryback, however, resulted in a reduction of AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $47 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy.

     OTHER: Corporate and other net expenses were $300 million in 2002, an increase of $54 million from $246 million in 2001. In 2002, tax credit write-offs, which are all recorded at CMS Energy, the Parent, amounted to $58 million. Interest expense after tax amounted to $187 million in 2002 as compared to $197 million in 2001.

Corporate and other net expenses include $56 million related to investment write-downs, and restructuring and other costs of $24 million in 2002. These expenses were partly offset by the consolidating eliminations of intercompany losses and gains recorded by CMS MST that result from mark-to-market transactions with affiliates. These eliminations increased net income by $46 million in 2002 and decreased net income by $30 million in 2001.

     Corporate and other net expenses were $246 million in 2001, an increase of $80 million from $166 million in 2000. Interest expense after taxes amounted to $197 million in 2001 as compared to $173 million in 2000. These expenses also include the consolidating eliminations of intercompany losses and gains recorded by CMS MST that result from mark-to-market transactions with affiliates. These eliminations decreased net income by $30 million in 2001 and increased net income by $18 million in 2000.

     Discontinued Operations include, in addition to Panhandle, CMS Viron, CMS Oil and Gas, and International Energy Distribution discussed above, a $31 million after-tax loss as a result of abandoning the Zirconium Recovery Project. For more information, see Note 4, Discontinued Operations.

RESTRUCTURING AND OTHER COSTS

     CMS Energy announced in 2002 a series of new initiatives intended to sharpen its business focus and help restore its financial health by reducing operating costs. The initiatives announced included the following:

     - Relocating CMS Energy's corporate headquarters from Dearborn, Michigan to a new headquarters building then under construction in Jackson, Michigan. The Jackson headquarters building opened in March 2003 and will house an estimated 1,450 CMS Energy and Consumers Energy employees. In the longer term, the relocation will reduce corporate operating expenses.

     - Implementing changes to CMS Energy's 401(K) savings program which will provide savings for CMS Energy and enhanced investment options for employee participants.

     - Implementing changes to CMS Energy's health care plan in order to keep benefits and costs competitive.

     - Terminating five officers, 18 CMS Field Services employees and 41 CMS MST trading group employees. Prior to December 31, 2002, 31 Dearborn-based employees and 92 Houston employees have elected severance arrangements. Of these 187 officers and employees, 65 had been terminated as of December 31, 2002. The remaining terminations will be completed in 2003.

     Restructuring costs for the year ended December 31, 2002, which are reported in operating expenses, include:

     - Involuntary termination benefits of $22 million for officers and employees.

     - The present value of future non-cancelable lease obligations of $11 million related to relocating the corporate headquarters to Jackson, Michigan.

     In addition, in the first half of 2003, restructuring costs related to relocating employees and other headquarters expenses are expected to be $2 million. The relocation will occur between March and June 2003, and such costs will be expensed as incurred.

     The following table shows the amount charged to expense during 2002 for restructuring costs, the payments made, and the unpaid balance of accrued costs at December 31, 2002, which is expected to be paid in 2003.

                                                                YEAR ENDED
                                                            DECEMBER 31, 2002     UNPAID BALANCE
                                                            ------------------   -----------------
                                                            EXPENSE   PAYMENTS   DECEMBER 31, 2002
                                                            -------   --------   -----------------
                                                                         IN MILLIONS
Involuntary termination...................................    $22       $10             $12
Non-cancelable lease obligations..........................     11         3               8
                                                              ---       ---             ---
Total.....................................................    $33       $13             $20
                                                              ===       ===             ===

CAPITAL RESOURCES AND LIQUIDITY

     CMS Energy's liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy historically has met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

CASH POSITION, INVESTING AND FINANCING

     CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries, including proceeds from asset sales. In 2002, Consumers paid $333 million in common dividends and other distributions and Enterprises paid $1,053 million in common dividends and other distributions to CMS Energy. In January 2003, Consumers paid a $78 million common dividend to CMS Energy. In February 2003, Enterprises paid $18 million in dividends and other distributions to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and financing activities. At December 31, 2002, CMS Energy had $377 million cash on hand.

     OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; and the generation, distribution and sale of electricity. For 2002 and 2001, consolidated cash from operations after interest charges totaled $403 million and $366 million, respectively. The $37 million increase in cash from operations resulted primarily from a decrease in inventories and other temporary changes in working capital items due to timing of cash receipts and payments. These sources of cash were partially offset by a decrease in deferred income taxes and investment tax credit. CMS Energy uses cash derived from its operating activities primarily to maintain its diversified energy businesses, to maintain and expand electric and gas systems of Consumers and, to pay interest on and retire portions of long-term debt.

     INVESTING ACTIVITIES: For 2002 and 2001, CMS Energy's consolidated net cash provided by (used in) investing activities totaled $1,084 million and ($1,348) million, respectively. The $2,432 million increase in cash provided as compared to 2001, primarily reflects an increase in proceeds received from the sale of assets ($1,525 million), a reduction in the amount of capital expenditures ($492 million), and a reduction in investments in partnerships and unconsolidated subsidiaries ($56 million). CMS Energy's expenditures during 2002 for its utility and diversified energy businesses were $618 million and $188 million, respectively, compared to $768 million and $445 million, respectively, during 2001.

     FINANCING ACTIVITIES: For 2002 and 2001, CMS Energy's net cash provided by (used in) financing activities totaled ($1,237 million) and $968 million, respectively. The $2,205 million increased use of cash resulted primarily from a reduction of proceeds from notes, bonds, and other long-term debt ($1,296 million), combined with an increase in retirement of long-term debt ($505 million), an increase in the retirement of trust preferred securities ($331 million), and a reduction in the proceeds from trust preferred securities ($125 million). These changes were partially offset by a reduction in the amount of common stock dividends paid ($41 million) and an increase in notes payable. The following table summarizes securities issued during 2002:

                                                   DISTRIBUTION/
                        MONTH ISSUED  MATURITY     INTEREST RATE        AMOUNT            USE OF PROCEEDS
                        ------------  --------     -------------        ------            ---------------
                                                                     (IN MILLIONS)
CMS ENERGY
GTNs Series F........     January         (1)                7.33%       $ 12        General corporate purposes
Common Stock.........       (2)          n/a     11 million shares        350        Repay debt and general
                                                                                       corporate purposes
                                                                         ----
                                                                          362
                                                                         ----
CONSUMERS
Senior Notes.........      March        2005                 6.00%        300        Repay debt
                                                                         ----
Total................                                                    $662
                                                                         ====

-------------------------
(1) GTNs are issued with varying maturity dates. The interest rate shown herein is a weighted average interest rate.

(2) In July 2002, approximately 8.8 million shares of Common Stock were issued in conjunction with the conversion of the Adjustable Convertible Trust Securities (CMS Energy Trust II). Through May 10, 2002, 1.3 million shares were issued in conjunction with CMS Energy's Continuous Stock Offering Program, activated in February 2002, for which 2 million shares are registered. No shares have been issued under this program since that date. Finally, approximately 1 million shares were issued from time to time in conjunction with the stock purchase plan and various employee savings and stock incentive plans.

     In 2002, CMS Energy paid $149 million in cash dividends to holders of CMS Energy Common Stock. In January 2003, the Board of Directors suspended the payment of dividends. CMS Energy expects the dividend suspension will improve its liquidity by more than $100 million in 2003.

     OTHER INVESTING AND FINANCING MATTERS:

     In May 2002, CMS Energy registered $300 million Series G GTNs. The notes will be issued from time to time with the proceeds being used for general corporate purposes. As of December 31, 2002, no Series G GTNs had been issued.

     On July 1, 2002, the 7,250,000 units of 8.75 percent Adjustable Convertible Trust Securities (CMS Energy Trust II) were converted to 8,787,725 newly issued shares of CMS Energy Common Stock.

     CREDIT FACILITIES: On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy, Consumers and Enterprises and included: a $295.8 million revolving credit facility for CMS Energy originally set to mature on March 31, 2003; a $300 million revolving credit facility for CMS Energy, maturing December 15, 2003; a $150 million short-term loan for Enterprises, originally set to mature on December 13, 2002; a $250 million revolving credit facility for Consumers, maturing July 11, 2003; and a $300 million term loan for Consumers, maturing July 11, 2003. In March 2003, the CMS Energy $295.8 million revolving credit facility and $300 million revolving credit facility under which a combined $409 million was then outstanding were amended and restated. The Second Amended and Restated Senior Credit Agreement includes a $234 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September 30, 2004. Also in March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. Also in September 2002, CMS Energy retired the $150 million short-term loan to Enterprises using proceeds from the sale of CMS Oil and Gas and other assets. At December 31, 2002, a total of $841 million was outstanding under these facilities, of which Consumers'

$250 million revolving credit facility is included in notes payable, in the accompanying consolidated balance sheet.

     In March 2003, CMS Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004.

     The facilities are secured with mandatory prepayment of borrowings under certain of the facilities with proceeds from asset sales and capital market issuances. The CMS Energy facilities grant the applicable bank groups first liens on the capital stock of Consumers and Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line). The Consumers facilities grant the applicable bank groups security through first mortgage bonds.

     The July 12, 2002 facilities essentially replaced or restructured previously existing credit facilities or lines at CMS Energy or Consumers, without substantially changing credit commitments. The two CMS Energy facilities and the terminated Enterprises facility aggregating $745.8 million represented a restructuring of a prior CMS Energy $300 million three-year revolving credit facility maturing in June 2004 and a prior CMS Energy $450 million revolving credit facility originally maturing June 2002, but previously extended through July 12, 2002. The two Consumers facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured.

     CONSUMERS' REGULATORY AUTHORIZATION FOR FINANCINGS: At December 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $677 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

     NOTES PAYABLE: In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million, of which $207 million was outstanding at December 31, 2002 with an effective interest rate of 6.3 percent. The bank and legal fees associated with the agreements were $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. The loan amortization also reduces the bank's loan commitment to the amount of loan outstanding, which was $207 million as of December 31, 2002.

     RESTRICTED PAYMENTS: CMS Energy's Board of Directors reduced the CMS Energy Common Stock dividend by approximately 50 percent, to an annual rate of 72 cents per share during the third quarter of 2002. In January 2003, the Board of Directors suspended the common stock dividend.

     Pursuant to restrictive covenants in its facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. Consumers paid $233 million and $190 million in common stock dividends to CMS Energy in 2002 and 2001, respectively. In January 2003, Consumers declared and paid a $78 million common dividend.

     REQUIRED RATIOS: The facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

REQUIRED RATIO                                          LIMITATION             RATIO AT DECEMBER 31, 2002
--------------                                          ----------             --------------------------
CMS ENERGY:
Consolidated Leverage Ratio(a)(b)...........     not more than 5.75 to 1.00           5.59 to 1.00
Cash Dividend Coverage Ratio(a).............     not less than 1.25 to 1.00           1.57 to 1.00
CONSUMERS:
Debt to Capital Ratio(a)(b).................     not more than 0.65 to 1.00           0.55 to 1.00
Interest Coverage Ratio(a)(b)...............     not less than 2.00 to 1.00           4.01 to 1.00

-------------------------
(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) For purposes of these ratios, the terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of these ratios.

     In 1994, CMS Energy executed an indenture with J.P.Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At December 31, 2002, CMS Energy's consolidated leverage ratio was 0.79 to 1.0. As a result, CMS Energy will not, and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, the indenture contains certain express exceptions to this limitation, and pursuant to one such exception, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding of CMS Energy and of its material subsidiaries.

     CREDIT RATINGS: In July 2002, the credit ratings of the publicly traded securities of each of CMS Energy, Consumers and Panhandle (but not Consumers Funding LLC) were downgraded by the major rating agencies. The ratings downgrade for all three companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits. These downgrades directly affect and limit CMS Energy's access to the capital markets.

     As a result of certain of these downgrades, rights were triggered in several contractual arrangements between CMS Energy subsidiaries and third parties. A few commodity suppliers to Consumers have requested advanced payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers has addressed these issues.

     In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they were in effect. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40 million to Centennial's two other partners. Panhandle has been relieved and indemnified by the purchasers and the lenders for any liabilities, including credit fees related to Panhandle's $50 million parent guaranty of the project debt.

     In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. Effective March 1, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission along with the $63 million of cash collateral plus accrued interest. Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by Prudential and the other noteholders.

     In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively. The loans are due the earlier of December 2003 or upon the sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements. Panhandle is required to provide certified September 30, 2002 financial statements to the banks by April 30, 2003. Panhandle intends to provide these statements to the banks prior to April 30, 2003. Should it be unable to deliver the certified financial statements or obtain a waiver by that date, Panhandle could be declared to be in default and the debt could be accelerated and become immediately due and payable.

     Additionally, Panhandle was unable to deliver certified September 30, 2002 financial statements to the LNG Holdings lenders as required under that credit facility. Panhandle has received a waiver of this requirement until April 30, 2003 and a waiver of a requirement to provide certain documentation until June 30, 2003. Should Panhandle be unable to deliver the certified financial statements or execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt there under could be accelerated and become immediately due and payable.

     Further, one of the issuers of a joint and several surety bond in the approximate amount of $187 million supporting a CMS MST gas supply contract has demanded acceptable collateral for the full amount of such bond. The second issuer of the $187 million surety bond has similar rights in connection with surety bonds supporting two other CMS MST gas supply contracts, aggregating approximately $112 million. CMS Energy has reached a settlement that provides the issuers with acceptable collateral.

     CMS Energy plans to continue to pursue the sale of targeted assets throughout 2003. Even though assets have been identified for sale, management cannot predict when, nor make assurances regarding the value of the consideration to be received or whether these sales will occur.

OBLIGATIONS AND COMMITMENTS

     The following information on CMS Energy's contractual obligations, off-balance sheet arrangements and commercial commitments is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available.

     CONTRACTUAL OBLIGATIONS: CMS Energy has contractual obligations including long-term debt, notes payable, and capital lease obligations. Notes payable include the two term loans at Consumers and their revolving credit agreement. Capital leases include leased service vehicles and the new headquarters building.

     OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy's use of long-term contracts for the purchase of commodities and services, the sale of Consumers' accounts receivables, and operating leases are considered to be off-balance sheet arrangements. Consumers has responsibility for the collectability of the accounts receivables sold, and the full obligation of its leases become due in case of lease payment default. Operating leases are predominately railroad coal car leases, aircraft, vehicles and miscellaneous office equipment. Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2003, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment while the plant is unable to deliver. CMS Energy uses these off-balance sheet arrangements in its normal business operations.

     In addition, CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. As of December 31, 2002, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.6 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

CONTRACTUAL OBLIGATIONS

                                                                        PAYMENTS DUE
                                                   -------------------------------------------------------
            DECEMBER 31                  TOTAL      2003      2004      2005      2006     2007    BEYOND
            -----------                  -----      ----      ----      ----      ----     ----    ------
                                                                   IN MILLIONS
On-balance sheet:
  Long-term debt....................    $ 5,983    $  627    $  964    $  742    $  514    $538    $ 2,598
  Notes payable.....................        458       458        --        --        --      --         --
  Capital lease obligations(a)......        163        21        20        18        17      16         71
                                        -------    ------    ------    ------    ------    ----    -------
Total on-balance sheet..............    $ 6,604    $1,106    $  984    $  760    $  531    $554    $ 2,669
                                        =======    ======    ======    ======    ======    ====    =======
Off-balance sheet:
  Non-recourse debt.................      2,601       253       188       123       346      96      1,595
  Headquarters building lease(b)....          6        --        --        --        --      --          6
  Operating leases(c)...............         93        16        12        10         9       8         38
  Sale of accounts receivable.......        325       325        --        --        --      --         --
  Unconditional purchase
     Obligations....................     17,344     1,368       975       877       727     727     12,670
                                        -------    ------    ------    ------    ------    ----    -------
Total off-balance sheet.............    $20,369    $1,962    $1,175    $1,010    $1,082    $831    $14,309
                                        =======    ======    ======    ======    ======    ====    =======

-------------------------
(a)  Capital lease obligation shown includes imputed interest of $28 million.

(b) The headquarters building capital lease is estimated to be $60 million, of which a $54 million construction obligation has been incurred and recorded on CMS Energy's balance sheet as of December 31, 2002.

(c) Operating lease obligation shown excludes $53 million for Panhandle due to the discontinuation of Panhandle during 2002.

     COMMERCIAL COMMITMENTS: As of December 31, 2002, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $1.1 billion. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of December 31, 2002, the actual amount of financial exposure covered by these guarantees and indemnities was $219 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees. Indemnities are three-party agreements used to assure performance of contracts by CMS Energy. Letters of credit are issued by banks guaranteeing CMS Energy's payments of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for CMS Energy's and eliminate the credit risk for the other party.

COMMERCIAL COMMITMENTS

                                                                           COMMITMENT EXPIRATION
                                                               ----------------------------------------------
                   DECEMBER 31                       TOTAL     2003    2004    2005    2006    2007    BEYOND
                   -----------                       -----     ----    ----    ----    ----    ----    ------
                                                                           IN MILLIONS
Off-balance sheet:
  Guarantees.....................................    $  524    $ --    $--     $--     $ 4     $--      $520
  Indemnities....................................    $  230       5     --      36      --      --       189
  Letters of Credit..............................       296     275     18      --      --      --         3
                                                     ------    ----    ---     ---     ---     ---      ----
       Total.....................................    $1,046    $280    $18     $36     $ 4     $--      $712
                                                     ======    ====    ===     ===     ===     ===      ====

     For further information, see Note 7, Short-Term and Long-Term Financings and Note 8, Capitalization, incorporated by reference herein.

CAPITAL EXPENDITURES

     CMS Energy estimates that capital expenditures, including new lease commitments and investments in new business developments through partnerships and unconsolidated subsidiaries, will total $1.8 billion during 2003 through 2005. These estimates are prepared for planning purposes and are subject to revision. CMS Energy expects to satisfy a substantial portion of the capital expenditures with cash from operations.

     CMS Energy estimates capital expenditures by business segment over the next three years as follows:

YEARS ENDING DECEMBER 31                                      2003      2004      2005
------------------------                                      ----      ----      ----
                                                                    IN MILLIONS
Consumers electric operations(a)(b).........................  $341      $408      $385
Consumers gas operations(a).................................   144       167       225
Natural gas transmission....................................    23         1         1
Independent power production................................     9        79         4
Marketing, services and trading.............................     1        --        --
Other.......................................................    27        --        --
                                                              ----      ----      ----
                                                              $545      $655      $615
                                                              ====      ====      ====

-------------------------
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 6, Uncertainties -- Electric Environmental Matters.

OUTLOOK

CORPORATE OUTLOOK

     During 2002, CMS Energy continued to implement its financial improvement plan and on-going asset sales program first announced in 2001. The financial improvement plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The on-going asset sales program's objective is to reduce business risk and to provide for more predictable on-going earnings. This encompasses the sale of non-strategic and under-performing assets, the proceeds of which are being used to reduce debt.

     Consistent with this "back-to-basics" strategy, CMS Energy is actively pursuing the sale of non-strategic and under-performing assets in order to improve cash flow and the balance sheet and has received approximately $2.7 billion of cash and associated debt assumption from asset sales. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy or Consumers.

     In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under the terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial (described below) and the Guardian interest has been transferred to Panhandle's direct parent, CMS Gas Transmission. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions and action by the FTC under the Hart-Scott-Rodino Act. The sale is expected to close in 2003. Panhandle's results have been reclassified to discontinued operations in the consolidated statements of income. For more information, see Note 4, Discontinued Operations to consolidated financial statements.

     In January 2003, CMS Energy closed on the sale of a substantial portion of CMS MST's wholesale natural gas trading contracts to Sempra Energy Trading, the wholesale commodity trading unit of Sempra Energy and received $17 million of cash proceeds. In February 2003, CMS Energy entered into a definitive agreement with Constellation Power Source, Inc. to sell CMS MST's wholesale power contracts. The sale has been approved by FERC and is expected to close as early as March 31 of 2003.

     In February 2003, Panhandle sold its one third interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC and TE Products Pipeline Company, Limited Partner, through its general partner, Texas Eastern Products Pipeline Company.

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

     COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of mid-March 2003, alternative electric suppliers are providing 516 MW of generation supply to customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

     Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

     According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers, in its hearing brief, filed in August 2002, revised its request for "net" Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

     In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As discussed below, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures and post-2000 Palisades expenditures that were excluded from the Stranded Cost calculation.

     On March 4, 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades expenditures were approved as proposed in its securitization case as discussed below, then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million. Consumers cannot predict the recoverability of Stranded Costs, and therefore has not recorded any regulatory assets to recognize the future recovery of such costs.

     The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers intends to participate in this collaborative process.

     Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

YEAR FILED                                 YEAR INCURRED   REQUESTED   PENDING   ALLOWED   DISALLOWED
----------                                 -------------   ---------   -------   -------   ----------
                                                                          IN MILLIONS
1999.....................................   1997 & 1998       $20        $--       $15        $ 5
2000.....................................          1999        30         --        25          5
2001.....................................          2000        25         --        20          5
2002.....................................          2001         8          8        --         --
2003.....................................          2002         2          2        --         --

     The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of December 2002, Consumers incurred and deferred as a regulatory asset, $1 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

     Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

     Securitization: On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2003, and certain pension fund expenses and expenses associated with the issuance of the bonds.

     Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from electric customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers.

     Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of December 2002, some contracts have expired, but outstanding contracts involve approximately 500 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

     Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers has filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. Consumers is also exploring seeking legislative clarification of the scope of the code of conduct.

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

     Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system (METC) for sale rather than own and invest in an asset it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

     Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers experienced an after-tax earnings increase of approximately $17 million in 2002, due to the recognition of a $26 million gain on the sale of the electric transmission system. This gain from the sale is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

     Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO, and MTH (METC) has joined the MISO RTO. For further information, see Note 6, Uncertainties, "Electric Rate
Matters -- Transmission."

     Consumers is a customer of AEP, holding 500 MW of long-term transmission service reservations through the AEP transmission system. AEP recently indicated its intent to turn control of its transmission system over to the PJM RTO and become part of the PJM market sometime after May 1, 2003, which requires approval by FERC. This will require current AEP customers to become members of, and resubmit reservation requests to, PJM. Consumers filed an intervention requesting clarification in January 2003. Upon FERC's approval of this transfer, Consumers will complete the application process to join PJM. Of the 500 MW of long-term transmission service reservations held, 200 MW will expire on April 1, 2003. Effective June 1, 2003, Consumers will have an additional 100 MW of long-term transmission, resulting in a total of 400 MW of long-term transmission for summer 2003.

     In July 2002, the FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposed rulemaking is primarily designed to correct perceived problems in the electric transmission industry. Consumers sold its electric transmission system in 2002, but is a transmission customer. The financial impact to Consumers is uncertain, but the final standard market design rules could significantly increase delivered power costs to Consumers and the retail electric customers it serves. Consumers has filed comments with the FERC in general opposition to the proposal.

     There are multiple proceedings pending before the FERC regarding transitional transmission pricing mechanisms intended to mitigate the revenue impact on transmission owners resulting from the elimination of "Rate Pancaking". "Rate Pancaking" represents the application of the transmission rate of each individual transmission owner whose system is utilized on the scheduled path of an energy delivery and its elimination has been alleged to result in "lost revenues" for transmission owners. It is unknown what mechanism(s) may result from the proceedings currently pending before the FERC, and as such, it is not possible at this time to identify the specific effect on Consumers. It should be noted, however, that Consumers believes the results of these proceedings could also significantly increase the delivered power costs to Consumers and the retail electric customers it serves.

     Similarly, other proceedings before the FERC involving rates of transmission providers of Consumers could increase Consumers' cost of transmitting power to its customers in Michigan. As RTOs develop and mature in Consumers' area of electrical operation, and those RTOs respond to FERC initiatives concerning the services they must provide and the systems they maintain, Consumers believes that there is likely to be an upward cost trend in transmission used by Consumers, ultimately increasing the delivered cost of power to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings and trends is not currently quantifiable.

     In addition to the potential cost impacts identified above, Consumers is evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. Consumers cannot assure that all risks to reliability can be avoided.

     Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

     PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan electric distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. In November 2002, the MPSC issued an order initiating the formal rulemaking proceeding. Consumers has filed comments on the proposed rules and will continue to participate in this process. Consumers cannot predict the nature of the proposed standards or the likely effect, if any, on Consumers.

     For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 6, Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate Matters -- Electric Proceedings."

     UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers', financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers' new status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; 12) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its electric business and to pay maturing debt in the short-term, and 13) potentially rising pension costs due to market losses. For further information about these trends or uncertainties, see Note 6, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

     GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

     2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements. See Note 6, Uncertainties, Gas Rate
Matters -- 2001 Gas Rate Case for further information.

     2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly distribution bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

     UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The MPSC addressed Consumers' study in the November 2002 gas distribution rate case order and indicated that it makes little sense to set rates for unbundled services before the details of those services are known. Unbundled services may continue to be an issue in future proceedings.

     In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumers' arguments to the contrary, the FERC asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued six years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. In December 2002, Consumers established a $3.6 million reserve related to this matter. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

     UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) any initiatives undertaken to protect customers against gas price increases; 5) an inadequate regulatory response to applications for requested rate increases; 6) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 7) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; 8) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its gas business; and 9) potentially rising pension costs due to market losses. For further information about these uncertainties, see Note 6, Uncertainties.

CONSUMERS' OTHER OUTLOOK

     TERRORIST ATTACKS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

     ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring -- Code of Conduct."

ENTERPRISES OUTLOOK

     CMS Energy's independent power production (IPP) subsidiary plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments to two regions: North America and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants.

     Dynamic changes in the energy trading markets over the past year have resulted in a deterioration of credit quality, loss of market liquidity and a heightened sensitivity to earnings volatility. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but credit constraints continue to severely limit CMS MST's ability to actively manage and optimize its open positions. These changes have forced a significant change in CMS MST's business strategy. CMS MST will continue to streamline its portfolio to reduce outstanding credit guarantees as well as its non-core businesses. In January 2003, CMS MST closed on the sale of a significant portion of its natural gas trading contracts for $17 million of cash proceeds, and in February 2003 signed a definitive agreement to sell its wholesale power contracts. The sale of the company's non-core retail offices and its energy conservation unit, CMS Viron, are expected to be complete by the second quarter of 2003, however, management cannot make any assurances as to when these asset sales will actually occur.

     The future CMS MST activities will be centered around marketing the merchant power from DIG, Michigan Power, LLC and other IPPs as their current power purchase agreements expire. CMS MST will continue to focus its business on the retail sector, specifically in the state of Michigan. CMS Gas Transmission plans to also narrow its scope of existing operations and commitments. In doing so, CMS Energy is actively pursuing the sale, liquidation, or other disposition of several of its designated assets and investments, but management cannot predict when, nor make any assurances that, these asset and investment sales will occur.

     UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows and balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the impact of any future rate cases or FERC actions or orders on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; 6) unhedged commodity price exposures; and 7) the impact of ratings downgrades on CMS Energy's liquidity, costs of operating, current limited access to capital markets, and cost of capital.

OTHER OUTLOOK

     SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

     CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of those trades. CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

     SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit, and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

     DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors to serve as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

     ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy cannot predict the outcome of this litigation.

     GAS INDEX PRICING REPORTING: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS

Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.

OTHER MATTERS

CHANGE IN EXECUTIVE OFFICERS

     In 2002, certain changes occurred in CMS Energy's executive officers. In May 2002, the Board of Directors elected Kenneth Whipple as Chairman of the Board and Chief Executive Officer; on June 27, 2002, S. Kinnie Smith, Jr. was elected Vice Chairman of the Board and General Counsel; on July 22, 2002, Thomas
J. Webb was elected Executive Vice President and Chief Financial Officer; on August 2, 2002, John F. Drake was elected Senior Vice President; and on December 6, 2002, Michael T. Monahan and Joseph F. Paquette, Jr. joined the Board of Directors.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

     In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to its financial statements, disclosure controls and procedures, and internal controls; and 2) make certain disclosures about its disclosure controls and procedures, and internal controls as follows:

CEO AND CFO CERTIFICATIONS

     The Sarbanes-Oxley Act of 2002 requires the CEOs and CFOs of public companies to make certain certifications relating to the financial statements included in SEC filings. CMS Energy has not filed the certifications required by the Sarbanes-Oxley Act of 2002 relating to the financial statements included in this Form 10-K because CMS Energy is in the process of restating 2001 for each quarter, and intends to amend this Form 10-K and provide the required certifications at that time.

DISCLOSURE AND INTERNAL CONTROLS

     CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures within the past ninety days of this filing. Based on this evaluation, CMS Energy's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in CMS Energy's internal controls or in factors, other than as discussed below, that could significantly affect internal controls subsequent to such evaluation.

CONTROL WEAKNESSES AT CMS MST

     In late 2001 and during 2002, the Company identified a number of deficiencies in MST's systems of internal accounting controls. The internal control deficiencies related to, among other things, a lack of account reconciliations, unidentified differences between subsidiary ledgers and the general ledger, and procedures and processes surrounding the Company's accounting for energy trading contracts, including mark-to-market accounting.

     Senior management, the Audit Committee of the Board of Directors, and the independent auditors were notified of these deficiencies as they were discovered, and the Company commenced a plan of remediation that included the replacement of certain key personnel and the deployment of additional internal and external accounting personnel to CMS MST. Significant aspects of the remediation plan, which includes the implementation of improvements and changes to CMS MST's internal accounting controls, were postponed to enable the Company to prepare restated financial statements for 2000 and 2001. While a number of these control improvements and changes were implemented in late 2002, the most important ones occurred in the first quarter of 2003.

     The implementation of certain elements of its remediation plan enabled the Company to prepare reliable restated financial statements for CMS MST for December 31, 2000 and 2001, as well as for the quarterly periods and full year of 2002. Management has not yet prepared restated quarterly financial statements for 2001, although it expects to do so as soon as practicable.

     Management believes that the improvements to its system of internal accounting controls implemented in late 2002 and the first quarter of 2003 are appropriate and responsive to the internal control deficiencies that were identified. Management will continue to monitor the operation of the improved internal controls to assess their sustained effectiveness through 2003.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. CMS Energy has determined that it has legal asset retirement obligations, particularly in regard to Consumers' nuclear plants, but it has not yet finalized its assessment of the obligation. However, upon initial adoption of the standard, CMS Energy, as it relates to Consumers, expects to record a regulatory liability, as well as an asset retirement obligation, as required by SFAS No. 71. The regulatory liability recognizes the difference between the cost of removal included in the reserve for accumulated depreciation for assets within the scope of SFAS No. 143 and the accretion expense of the asset retirement obligation and the depreciation expense of the asset retirement obligation asset from when the obligation was initially incurred through December 2002. When the asset retirement obligation liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability would be accreted to its present value each period and the capitalized cost would be depreciated over the related asset's useful life. CMS Energy, as it relates to Enterprises, is currently inventorying assets, including its international investments, that may have a retirement obligation and consulting with counsel to determine if a legal retirement obligation exists. While CMS Energy has not finalized its assessment of the legal retirement obligation, the removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The present value of the legal retirement obligations will be used to quantify the future effects of adoption of this standard.

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

     FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF
OTHERS: Effective January 1, 2003, CMS Energy adopted this interpretation which elaborates on the disclosure to be made by a guarantor about its obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to certain guarantee contracts, such as warranties, derivatives, or guarantees between either parent and subsidiaries or corporations under common control, although disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this Interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments will be required.

     FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST
ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For CMS Energy, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of the interpretation. CMS Energy is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

     EITF ISSUE NO. 02-03, RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17: At the October 25, 2002 meeting, the EITF reached a final consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. As a result of these recent changes, CMS Energy is currently evaluating its existing energy contracts to determine the impact of this change which will be effective January 1, 2003.

                             CMS ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                          AS RESTATED    AS RESTATED
                                                                 2002        2001           2000
                                                                 ----     -----------    -----------
                                                                            IN MILLIONS
OPERATING REVENUE
  Electric utility..........................................    $2,644      $2,630         $2,676
  Gas utility...............................................     1,519       1,338          1,196
  Independent power production..............................       372         388            503
  Natural gas transmission..................................        50          59             88
  Marketing, services and trading...........................     4,076       3,674          2,178
  Other.....................................................        26         (26)            56
                                                                ------      ------         ------
                                                                 8,687       8,063          6,697
                                                                ------      ------         ------
OPERATING EXPENSES
  Operation
     Fuel for electric generation...........................       341         297            407
       Purchased and interchange power --
          Marketing, services and trading...................     2,193       1,189            349
       Purchased and interchange power......................       455         599            429
       Purchased power -- related parties...................       546         539            555
       Cost of gas sold -- Marketing, services and
          trading...........................................     1,710       2,311          1,699
       Cost of gas sold.....................................     1,037         923            707
       Other operating expenses.............................       895         904            867
                                                                ------      ------         ------
                                                                 7,177       6,762          5,013
  Maintenance...............................................       211         224            189
  Depreciation, depletion and amortization..................       403         398            489
  General taxes.............................................       199         196            209
  Reduced asset valuations..................................       598         240            329
                                                                ------      ------         ------
                                                                 8,588       7,820          6,229
                                                                ------      ------         ------
OPERATING INCOME (LOSS)
  Electric utility..........................................       512         349            454
  Gas utility...............................................       127          97             96
  Independent power production..............................      (444)        (76)          (136)
  Natural gas transmission..................................       (15)        (50)            22
  Marketing, services and trading...........................       (60)        (22)            23
  Other.....................................................       (21)        (55)             9
                                                                ------      ------         ------
                                                                    99         243            468
                                                                ------      ------         ------
OTHER INCOME (DEDUCTIONS)
  Accretion expense.........................................       (31)        (37)           (35)
  Gain on asset sales, net of foreign currency translation
     losses of $25 in 2000..................................        37          --             54
  Other, net................................................        (4)         25             12
                                                                ------      ------         ------
                                                                     2         (12)            31
                                                                ------      ------         ------
INCOME BEFORE FIXED CHARGES AND TAXES.......................       101         231            499
                                                                ------      ------         ------

                                                                      YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                          AS RESTATED    AS RESTATED
                                                                 2002        2001           2000
                                                                 ----     -----------    -----------
                                                                            IN MILLIONS
FIXED CHARGES
  Interest on long-term debt................................       401         416            420
  Other interest............................................        31          83             34
  Capitalized interest......................................       (16)        (35)           (47)
  Preferred dividends.......................................         2           2              2
  Preferred securities distributions........................        86          96             93
                                                                ------      ------         ------
                                                                   504         562            502
                                                                ------      ------         ------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS........................................      (403)       (331)            (3)
INCOME TAX EXPENSE (BENEFIT)................................        13         (98)            34
MINORITY INTERESTS..........................................        --           3              3
                                                                ------      ------         ------
LOSS FROM CONTINUING OPERATIONS.............................      (416)       (236)           (40)
DISCONTINUED OPERATIONS, NET OF $167 TAX BENEFIT IN 2002,
  $93 TAX EXPENSE IN 2001 AND $33 TAX EXPENSE IN 2000.......      (222)       (210)            83
                                                                ------      ------         ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................      (638)       (446)            43
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
  INSTRUMENTS, NET OF $10 TAX IN 2002 AND $-- IN 2001.......        18          (2)            --
                                                                ------      ------         ------
CONSOLIDATED NET INCOME (LOSS)..............................    $ (620)     $ (448)        $   43
                                                                ======      ======         ======

                                                                          YEARS ENDED DECEMBER 31
                                                                    ------------------------------------
                                                                              AS RESTATED    AS RESTATED
                                                                     2002        2001           2000
                                                                    ------    -----------    -----------
                                                                                IN MILLIONS,
                                                                          EXCEPT PER SHARE AMOUNTS
    CMS ENERGY
      NET INCOME (LOSS)
         Net Income (Loss) Available to Common Stock............    $ (620)     $ (448)        $   43
                                                                    ======      ======         ======
      BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE
         Loss from Continuing Operations........................    $(2.99)     $(1.79)        $(0.35)
         Income (Loss) from Discontinued Operations.............     (1.60)      (1.61)          0.73
         Loss from Change in Accounting Principle...............      0.13       (0.02)            --
                                                                    ------      ------         ------
         Net Income (Loss) Attributable to Common Stock.........    $(4.46)     $(3.42)        $ 0.38
                                                                    ======      ======         ======
      DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE
         Loss from Continuing Operations........................    $(2.99)     $(1.79)        $(0.35)
         Income (Loss) from Discontinued Operations.............     (1.60)      (1.61)          0.73
         Loss from Change in Accounting Principle...............      0.13       (0.02)            --
                                                                    ------      ------         ------
         Net Income (Loss) Attributable to Common Stock.........    $(4.46)     $(3.42)        $ 0.38
                                                                    ======      ======         ======
      DIVIDENDS DECLARED PER COMMON SHARE.......................    $ 1.09      $ 1.46         $ 1.46
                                                                    ------      ------         ------

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                           AS RESTATED    AS RESTATED
                                                                 2002         2001           2000
                                                                 ----      -----------    -----------
                                                                             IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)............................    $  (620)     $  (448)       $    43
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities
       Depreciation, depletion and amortization (includes
          nuclear decommissioning of $6, $6, and $39,
          respectively).....................................        403          398            489
       Depreciation and amortization of discontinued
          operations........................................         94          186             --
       Reduced asset valuations (Note 3)....................        598          240            329
       Loss on disposal of discontinued operations (Note
          4)................................................        186          193             --
       Capital lease and debt discount amortization.........         18           11             34
       Accretion expense....................................         31           37             35
       Distributions from related parties in excess of (less
          than) earnings....................................        (39)          68           (171)
       Cumulative effect of accounting change...............        (18)           2             --
       Gain on sale of assets...............................        (37)          --            (54)
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable and
            accrued revenues................................        100          330           (310)
          Decrease (increase) in inventories................        140         (346)           (73)
          Increase (decrease) in accounts payable and
            accrued expenses................................        (13)        (363)           101
          Increase (decrease) in deferred income taxes and
            investment tax credit...........................       (374)         227              2
          Changes in other assets and liabilities...........        (66)        (169)           161
                                                                -------      -------        -------
       Net cash provided by operating activities............        403          407            586
                                                                -------      -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease).................................................       (747)      (1,239)        (1,032)
  Investments in partnerships and unconsolidated
     subsidiaries...........................................        (55)        (111)          (466)
  Cost to retire property, net..............................        (66)        (118)          (125)
  Investments in Electric Restructuring Implementation
     Plan...................................................         (8)         (13)           (29)
  Investments in nuclear decommissioning trust funds........         (6)          (6)           (39)
  Proceeds from nuclear decommissioning trust funds.........         30           29             37
  Acquisition of companies, net of cash acquired............         --           --            (74)
  Proceeds from sale of property............................      1,659          134            629
  Other.....................................................        277          (24)          (107)
                                                                -------      -------        -------
     Net cash provided by (used in) investing activities....      1,084       (1,348)        (1,206)
                                                                -------      -------        -------

                                                                       YEARS ENDED DECEMBER 31
                                                                -------------------------------------
                                                                           AS RESTATED    AS RESTATED
                                                                 2002         2001           2000
                                                                 ----      -----------    -----------
                                                                             IN MILLIONS
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt.......        725        2,021          1,189
  Proceeds from trust preferred securities..................         --          125            220
  Issuance of common stock..................................        357          327            332
  Retirement of bonds and other long-term debt..............     (1,848)      (1,343)          (692)
  Retirement of trust preferred securities..................       (331)          --           (250)
  Common stock reacquired...................................         (1)          (1)           (16)
  Repurchase of common stock................................         (8)          (5)          (129)
  Payment of common stock dividends.........................       (149)        (190)          (167)
  Payment of capital lease obligations......................        (15)         (20)           (32)
  Increase (decrease) in notes payable, net.................         75           21            174
  Other.....................................................        (42)          33             --
                                                                -------      -------        -------
     Net cash provided by (used in) financing activities....      1,237          968            629
                                                                -------      -------        -------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................        250          (14)             9
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD....        127          141            132
                                                                -------      -------        -------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD..........    $   377      $   127        $   141
                                                                =======      =======        =======
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)................    $   408      $   442        $   413
  Income taxes paid (net of refunds)........................       (217)         (60)            --
  Pension and OPEB cash contribution........................        147          122             --
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital leases..................    $    --      $    13        $     4
  Other assets placed under capital lease...................         62           37             15

     All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                           AS RESTATED
                                                                 2002         2001
                                                                -------    -----------
                                                                     IN MILLIONS
ASSETS
PLANT AND PROPERTY (AT COST)
  Electric utility..........................................    $ 7,523      $ 7,661
  Gas utility...............................................      2,719        2,593
  Natural gas transmission..................................        210          205
  Independent power production..............................        251          916
  Other.....................................................         92          110
                                                                -------      -------
                                                                 10,795       11,485
  Less accumulated depreciation, depletion and
     amortization...........................................      6,110        6,158
                                                                -------      -------
                                                                  4,685        5,327
  Construction work-in-progress.............................        549          521
                                                                -------      -------
                                                                  5,234        5,848
                                                                -------      -------
INVESTMENTS
  Independent power production..............................        565          714
  Natural gas transmission..................................        178          577
  Midland Cogeneration Venture Limited Partnership..........        388          300
  First Midland Limited Partnership.........................        255          253
  Other.....................................................         12          117
                                                                -------      -------
                                                                  1,398        1,961
                                                                -------      -------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market....................................        377          127
  Accounts receivable, notes receivable and accrued revenue,
     less allowances of $8 in 2002 and $5 in 2001...........        322          219
  Accounts receivable -- Marketing, services and trading,
     less allowances of $8 in 2002 and $9 in 2001...........        248          295
  Accounts receivable and notes receivable -- related
     parties................................................        187          190
  Inventories at average cost
     Gas in underground storage.............................        491          590
     Materials and supplies.................................         89           89
     Generating plant fuel stock............................         37           52
  Assets held for sale......................................        644          471
  Price risk management assets..............................        115          327
  Prepayments and other.....................................        238          200
                                                                -------      -------
                                                                  2,748        2,560
                                                                -------      -------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitized costs......................................        689          717
     Postretirement benefits................................        185          209
     Abandoned Midland project..............................         11           12
     Other..................................................        168          167
  Assets held for sale......................................      2,081        3,480
  Price risk management assets..............................        135          368
  Nuclear decommissioning trust funds.......................        536          581
  Notes receivable -- related parties.......................        160          177
  Notes receivable..........................................        126          130
  Other.....................................................        444          565
                                                                -------      -------
                                                                  4,535        6,406
                                                                -------      -------
TOTAL ASSETS................................................    $13,915      $16,775
                                                                =======      =======

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                     DECEMBER 31
                                                                ----------------------
                                                                           AS RESTATED
                                                                 2002         2001
                                                                -------    -----------
                                                                     IN MILLIONS
CAPITALIZATION
  Common stockholders' equity
  Common stock, authorized 250.0 shares; outstanding 144.1
     shares in 2002 and 133.0 shares in 2001................    $     1      $     1
  Other paid-in capital.....................................      3,605        3,257
  Other comprehensive income (loss).........................       (753)        (269)
  Retained earnings (deficit)...............................     (1,720)        (951)
                                                                -------      -------
                                                                  1,133        2,038
  Preferred stock of subsidiary.............................         44           44
  Company-obligated convertible Trust Preferred Securities
     of subsidiaries(a).....................................        393          694
  Company-obligated mandatorily redeemable preferred
     securities of Consumer's subsidiaries(a)...............        490          520
  Long-term debt............................................      5,356        5,840
  Non-current portion of capital leases.....................        116           71
                                                                -------      -------
                                                                  7,532        9,207
                                                                -------      -------
MINORITY INTERESTS..........................................         21           24
                                                                -------      -------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases......        640        1,016
  Notes payable.............................................        458          416
  Accounts payable..........................................        363          359
  Accounts payable -- Marketing, services and trading.......        119          236
  Accrued interest..........................................        131          135
  Accrued taxes.............................................        291          111
  Accounts payable -- related parties.......................         53           54
  Liabilities held for sale.................................        465          639
  Price risk management liabilities.........................         96          367
  Current portion of purchase power contracts...............         26           24
  Current portion of gas supply contract obligations........         25           22
  Deferred income taxes.....................................         15           49
  Other.....................................................        216          243
                                                                -------      -------
                                                                  2,898        3,671
                                                                -------      -------
NON-CURRENT LIABILITIES
  Postretirement benefits...................................        725          356
  Deferred income taxes.....................................        414          824
  Deferred investment tax credit............................         91          102
  Regulatory liabilities for income taxes, net..............        297          276
  Liabilities held for sale.................................      1,243        1,376
  Price risk management liabilities.........................        135          287
  Gas supply contract obligations...........................        241          266
  Power purchase agreement -- MCV Partnership...............         27           52
  Other.....................................................        291          334
                                                                -------      -------
                                                                  3,464        3,873
                                                                -------      -------
  Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 6, 14
     and 18)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES..............    $13,915      $16,775
                                                                =======      =======

-------------------------
(a)  For further discussion, see Note 8 to the Consolidated Financial
     Statements.

                             CMS ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                            OPTIONAL
                                                           REDEMPTION
DECEMBER 31                                      SERIES      PRICE        2002       2001      2002    2001
-----------                                      ------    ----------     ----       ----      ----    ----
                                                                          NUMBER OF SHARES     IN MILLIONS
CONSUMERS' PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares, ......................    $4.16      $103.25       68,451     68,451    $ 7     $ 7
     with no mandatory redemption............     4.50       110.00      373,148    373,148     37      37
                                                                                               ---     ---
TOTAL PREFERRED STOCK........................                                                  $44     $44
                                                                                               ===     ===

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                   AS RESTATED    AS RESTATED
      YEARS ENDED DECEMBER 31           2002       2001       2000       2002         2001           2000
      -----------------------           ----       ----       ----       ----      -----------    -----------
                                       NUMBER OF SHARES IN THOUSANDS                 IN MILLIONS
COMMON STOCK
  At beginning and end of period...                                     $     1      $    1         $    1
                                                                        -------      ------         ------
OTHER PAID-IN CAPITAL
  At beginning of period...........    132,989    121,201    116,038      3,257       2,936          2,749
  Common stock repurchased.........        (39)      (232)    (6,600)        (8)         (5)          (129)
  Common stock reacquired..........       (220)       (11)      (259)        (1)         (1)           (16)
  Common stock issued..............     11,358     11,681     11,538        357         320            321
  Common stock reissued............         --        350        484         --           7             11
                                       -------    -------    -------    -------      ------         ------
          At end of period.........    144,088    132,989    121,201      3,605       3,257          2,936
                                       -------    -------    -------    -------      ------         ------
OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
     At beginning of period........                                          --          --             --
     Minimum pension liability
       adjustments(a)..............                                        (241)         --             --
                                                                        -------      ------         ------
          At end of period.........                                        (241)         --             --
                                                                        -------      ------         ------
  Investments
     At beginning of period........                                          (5)         (2)             3
     Unrealized gain (loss) on
       investments(a)..............                                          --          (3)            (5)
     Realized gain (loss) on
       investments(a)..............                                           7          --             --
                                                                        -------      ------         ------
          At end of period.........                                           2          (5)            (2)
                                                                        -------      ------         ------
  Derivative Instruments(c)
     At beginning of period(b).....                                         (31)          7             --
     Unrealized gain (loss) on
       derivative instruments(a)...                                         (29)        (31)            --
     Reclassification adjustments
       included in consolidated net
       income (loss)(a)............                                           4          (7)            --
                                                                        -------      ------         ------
          At end of period.........                                         (56)        (31)            --
                                                                        -------      ------         ------
FOREIGN CURRENCY TRANSLATION
  At beginning of period...........                                        (233)       (206)          (108)
  Change in foreign currency
     translation realized from
     asset sale(a).................                                          --          --             25
  Change in foreign currency
     translation(a)................                                        (225)        (27)          (123)
                                                                        -------      ------         ------
          At end of period.........                                        (458)       (233)          (206)
                                                                        -------      ------         ------
RETAINED EARNINGS (DEFICIT)
  At beginning of period...........                                        (951)       (313)          (189)
  Consolidated net income
     (loss)(a).....................                                        (620)       (448)            43
  Common stock dividends declared:
  Common stock dividends
     declared......................                                        (149)       (190)          (167)
                                                                        -------      ------         ------
          At end of period.........                                      (1,720)       (951)          (313)
                                                                        -------      ------         ------
       TOTAL COMMON STOCKHOLDERS'
          EQUITY...................                                     $ 1,133      $2,038         $2,416
                                                                        =======      ======         ======

                                                                                   AS RESTATED    AS RESTATED
      YEARS ENDED DECEMBER 31           2002       2001       2000       2002         2001           2000
      -----------------------           ----       ----       ----       ----      -----------    -----------
                                       NUMBER OF SHARES IN THOUSANDS                 IN MILLIONS
(A)  DISCLOSURE OF COMPREHENSIVE
     INCOME (LOSS):
     Other Comprehensive Income
       Minimum pension liability
          Minimum pension liability
            adjustments, net of tax
            of $132, $--, and $--,
            respectively...........                                     $  (241)     $   --         $   --
       Investments
          Unrealized gain (loss) on
            investments, net of tax
            of $--, $2, and $3,
            respectively...........                                          --          (3)            (5)
          Realized gain (loss) on
            investments, net of tax
            of $--, $--, and $--,
            respectively...........
       Derivative Instruments......                                           7          --             --
          Unrealized gain (loss) on
            derivative instruments,
            net of tax of $--, $13,
            and $--,
            respectively...........                                         (29)        (31)            --
          Reclassification
            adjustments included in
            consolidated net
            income, net of tax of
            $(2), $3, and $--,
            respectively...........                                           4          (7)            --
       Foreign currency
          translation..............                                        (225)        (27)           (98)
       Consolidated net income
          (loss)...................                                        (620)       (448)            43
                                                                        -------      ------         ------
          Total Consolidated
            Comprehensive Loss.....                                     $(1,104)     $ (516)        $  (60)
                                                                        =======      ======         ======

-------------------------
(b) Year ended December 31, 2001 reflects the cumulative change in accounting principle, net of $(7) tax (Note 10).

(c) Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership and Taweelah as follows:

    MCV Partnership:
    At the beginning of the period..............................    $ (8)      $  5       $--
    Unrealized gain (loss) on derivative instruments............      12        (15)       --
    Reclassification adjustments included in net income.........       4          2        --
                                                                    ----       ----       ---
    At the end of period........................................    $  8       $ (8)      $--
                                                                    ====       ====       ===
    Taweelah:
    At the beginning of the period..............................    $ --       $ --       $--
    Unrealized gain (loss) on derivative instruments............     (32)        --        --
                                                                    ----       ----       ---
    At the end of period........................................    $(32)      $ --       $--
                                                                    ====       ====       ===

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1:  CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CORPORATE STRUCTURE: CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, is engaged in domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy marketing, services and trading.

     RESTATEMENT: CMS Energy's consolidated financial statements for the years 2001 and 2000 have been restated, as discussed in Note 2, Restatement, pursuant to adjustments resulting from the re-audit of the consolidated financial statements of CMS Energy for the years 2001 and 2000.

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

     The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and that an amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities discussed in Note 6, Uncertainties.

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

     ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. In 1992, Consumers recorded a loss for the present value of its estimated future underrecoveries of power supply costs resulting from purchases from the MCV Partnership (see Note 6). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss. CMS MST has entered into prepaid sales arrangements to provide natural gas to various entities over periods of up to 12 years at predetermined price levels. CMS MST has established a liability for these outstanding obligations equal to the discounted present value of the contracts, and has hedged its exposures under these arrangements. At December 31, 2002 and 2001, the amounts recorded as liabilities on the Consolidated Balance Sheets totaled $266 million and $288 million, respectively, and are guaranteed by Enterprises. As CMS MST fulfills its obligations under the contracts, it recognizes revenues upon the delivery of natural gas, and records a reduction to the outstanding obligation, and recognizes accretion expense.

     CAPITALIZED INTEREST: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. The nonregulated businesses of CMS Energy are subject to these rules. The regulated businesses of CMS Energy are

                             CMS ENERGY CORPORATION
permitted to capitalize an allowance for funds used during construction on regulated construction projects and to include such amounts in plant in service.

     EARNINGS PER SHARE: Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. For earnings per share computation, see Note 9.

     FINANCIAL INSTRUMENTS: CMS Energy accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value usually reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

     FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. For the years ended 2002 and 2001, the change in the foreign currency translation adjustment decreased equity by $225 million and $27 million, respectively, net of after-tax hedging proceeds.

     GOODWILL: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Effective January 1, 2002, CMS Energy adopted SFAS No. 142, which disallowed, upon adoption and on an annual basis, the continued amortization of goodwill and required the testing of goodwill for potential impairment. Effective January 1, 2002, CMS MST recorded a loss of $10 million, net of tax for goodwill impairment. In addition, Panhandle recorded a write-off of goodwill in the amount of $369 million, net of tax. For additional information, see Note 5, Goodwill.

     IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18 and SFAS No. 144, CMS Energy evaluates the potential impairment of its investments in projects and other long-lived assets, other than goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

     INVENTORIES: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records non-recoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

     In 2000, CMS Energy adopted the provisions of the SAB No. 101 summarizing the SEC staff's views on revenue recognition policies based upon existing generally accepted accounting principles. As a result, the oil and

                             CMS ENERGY CORPORATION
gas exploration and production industry's long-standing practice of recording inventories at their net realizable amount at the time of production was viewed as inappropriate. Rather, inventories should be presented at the lower of cost or market. Consequently, in conforming to the interpretations of SAB No. 101, CMS Energy implemented a change in the recording of these oil and gas exploration and production inventories as of January 1, 2000. The cumulative effect of this one-time non-cash accounting change decreased 2000 income by $7 million, or $5 million, net of tax.

     NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

     For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then emits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2002, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

     NUCLEAR PLANT DECOMMISSIONING: In 2002, Consumers collected $6 million from its electric customers for the decommissioning of its Palisades nuclear plant. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 2001, Consumers filed updated decommissioning cost estimates for Big Rock and Palisades that were $349 million and $739 million in 2000 dollars, respectively. Using the inflation factors presented in the filing to the MPSC, the Palisades estimated decommissioning cost in 2002 dollars is $809 million. The Big Rock decommissioning cost in 2002 dollars is $327 million. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per the March 22, 1999 MPSC order and Consumers discontinued depositing funds in the trust. In December 2000, the NRC extended the Palisades operating license to March 2011 and the impact of this extension was included as part of Consumers' March 2001 filing with the MPSC. Consumers is required to file the next "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2004.

     In 1997, Big Rock closed permanently and plant decommissioning began. Consumers estimates that the Big Rock site will be returned to a natural state by the end of 2012 if the DOE begins removing the spent nuclear fuel by 2010. In 2002, Consumers incurred costs of $28 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $30 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $218 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $209 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2002, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $110 million for Big Rock.

     After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' current NRC license will expire in 2011 and the trust funds were estimated to have accumulated $921 million by that time, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. At December 31, 2002, Consumers is the beneficiary of the investment in the MPSC nuclear decommissioning trust funds of $416 million for Palisades. In addition, at December 31, 2002, Consumers has a FERC decommissioning trust fund with a balance of approximately $9 million.

                             CMS ENERGY CORPORATION

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

     Depreciation expense for plant and property was $343 million, $312 million, and $345 million in 2002, 2001 and 2000, respectively. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. For 2002, 2001 and 2000, the composite depreciation rate for electric utility property was 3.1 percent annually. For 2002, 2001 and 2000, the composite rate for gas utility property was 4.5 percent, 4.4 percent and 4.4 percent, respectively. For 2002, 2001 and 2000, the composite rate for other property was 7.2 percent, 11.2 percent and 10.7 percent, respectively. Other nonutility depreciable property is amortized over its estimated useful life; gains and losses on asset sales are recognized at the time of sale.

     RELATED-PARTY TRANSACTIONS: In 2002, 2001 and 2000, Consumers paid $49 million, $55 million, and $51 million, respectively, for electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $43 million, $49 million, and $54 million for 2002, 2001 and 2000. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Note 6, Uncertainties and Note 18, Summarized Financial Information of Significant Related Energy Supplier. Other related-party transactions are immaterial.

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

     In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount. As of December 31, 2002, Consumers had a net investment in energy supply facilities of $1.475 billion included in electric plant and property.

     Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business on a prospective basis, including regulatory accounting treatment of costs required

                             CMS ENERGY CORPORATION
to be recognized in accordance with SFAS No. 143. See Note 6, Uncertainties, "Electric Rate Matters -- Electric Restructuring."

     SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

     The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years. Consumers recognized an OPEB transition obligation in accordance with SFAS No. 106 and established a regulatory asset for this amount, which it expects to recover in rates over the next ten years.

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2002      2001
                                                                 ----      ----
                                                                  IN MILLIONS
Securitized costs...........................................    $  689    $  717
Postretirement benefits.....................................       204       228
Electric Restructuring Implementation Plan..................        83        82
Manufactured gas plant sites................................        69        70
Abandoned Midland project...................................        11        12
Income taxes................................................        --         6
Other.......................................................        16        15
                                                                ------    ------
Total regulatory assets.....................................    $1,072    $1,130
                                                                ======    ======
Income taxes................................................    $ (297)   $ (282)
GCR over recovery...........................................       (11)       (9)
Other.......................................................        (5)       --
                                                                ------    ------
Total regulatory liabilities................................    $ (313)   $ (291)
                                                                ======    ======

     In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax; see Note 6, Uncertainties, "Electric Rate Matters -- Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for securitized costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. In order to prepare for the financing of the securitized assets and the subsequent retirement of debt with Securitization proceeds, issuance fees of $1 million, $10 million and $1 million were incurred in 2002, 2001 and 2000, respectively, and capitalized as a part of Securitization costs. These issuance costs are amortized each month for up to fourteen years. Amortization of the securitized assets approximated $29 million and $2 million in 2002 and 2001, respectively for accumulated securitized cost amortization of $31 million. The components of the unamortized securitized costs are illustrated below.

                                                                DECEMBER 31
                                                                ------------
                                                                2002    2001
                                                                ----    ----
                                                                IN MILLIONS
Unamortized nuclear costs...................................    $405    $405
Postretirement benefits.....................................      84      84
Income taxes................................................     203     203
Uranium enrichment facility.................................      16      16
Accumulated Securitization cost amortization................     (31)     (2)
Other.......................................................      12      11
                                                                ----    ----
Total unamortized securitized costs.........................    $689    $717
                                                                ====    ====

                             CMS ENERGY CORPORATION

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
ASSETS: This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, results in CMS Energy accounting for any impairment or disposal of long-lived assets under the provisions of SFAS No. 144 subsequent to January 1, 2002, but will not change the accounting used for previous asset impairments or disposals. See Note 4, Discontinued Operations.

     SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003, however CMS Energy has adopted this provision effective in 2002 and reclassified extraordinary losses of $7 million and $18 million in 2002 and 2001, respectively, to the accompanying Consolidated Statements of Income. The 2002 reclassification increased interest expense $12 million ($8 million after-tax) and increased income from discontinued operations $1 million. The 2001 reclassification increased interest expense $25 million ($16 million after-tax) and decreased income from discontinued operations $2 million. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002.

     SFAS NO, 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. CMS Energy adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Therefore, CMS Energy recorded expense for the fair value of stock options issued in 2002. The implementation had an immaterial effect on CMS Energy's financial statements upon adoption of the method. Accordingly, CMS Energy recognized the $4 million fair value of stock based awards granted, modified or settled in 2002 in operating expenses. See
Note 12, Executive Incentive Compensation.

     NEW ACCOUNTING STANDARDS NOT YET ADOPTED: Beginning January 1, 2003, companies must comply with SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. Consumers has determined that it has legal asset retirement obligations, particularly in regard to its nuclear plants, but it has not yet finalized its assessment of the obligation. However, upon initial adoption of the standard, CMS Energy, as it

                             CMS ENERGY CORPORATION
relates to Consumers, expects to record a regulatory liability, as well as an asset retirement obligation, as required by SFAS No. 71. The regulatory liability recognizes the difference between the cost of removal included in the reserve for accumulated depreciation for assets within the scope of SFAS No. 143 and the accretion expense of the asset retirement obligation and the depreciation expense of the asset retirement obligation asset from when the obligation was initially incurred through December 2002. When the asset retirement obligation liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability would be accreted to its present value each period and the capitalized cost would be depreciated over the related asset's useful life. CMS Energy, as it relates to Enterprises, is currently inventorying assets, including its international investments, that may have a retirement obligation and is consulting with counsel to determine if a legal retirement obligation exists. While CMS Energy has not finalized its assessment of the legal retirement obligation, the removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The present value of the legal retirement obligations will be used to quantify the future effects of adoption of this standard.

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

     FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF
OTHERS: Effective January 1, 2003, CMS Energy adopted this interpretation which elaborates on the disclosure to be made by a guarantor about its obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to certain guarantee contracts, such as warranties, derivatives, or guarantees between either parent and subsidiaries or corporations under common control, although disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this Interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments will be required.

     FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST
ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For CMS Energy, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of the interpretation. CMS Energy is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

     EITF ISSUE NO. 02-03, RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17: AT THE OCTOBER 25, 2002 MEETING, THE EITF REACHED A FINAL CONSENSUS TO RESCIND EITF ISSUE NO. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. As a result of these recent changes,

                             CMS ENERGY CORPORATION

CMS Energy is currently evaluating its existing energy contracts to determine the impact of this change which will be effective January 1, 2003.

     OTHER: For significant accounting policies regarding risk management activities and financial instruments, see Note 10; income taxes, see Note 11; executive incentive compensation, see Note 12; and retirement benefits, see Note 13.

2. RESTATEMENT

     ROUND-TRIP TRADES: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, which had no impact on previously reported consolidated net income, earnings per share or cash flows, had the effect of increasing operating revenues, operating expenses, accounts receivable, accounts payable and reported trading volumes. After internally concluding that cessation of these trades was in CMS Energy's best interest, these so called round-trip trades were halted in January 2002.

     CMS Energy accounted for these trades in gross revenue and expense through the third quarter of 2001, but subsequently concluded that these round-trip trades should have been reflected on a net basis. In the fourth quarter of 2001, CMS Energy ceased recording these trades in either revenues or expenses. CMS Energy's 2001 Form 10-K, issued in March 2002, restated revenue and expense for the first three quarters of 2001 to eliminate $4.2 billion of previously reported revenue and expense. The 2001 Form 10-K did include $5 million of revenue and expense for 2001 from such trades, which remained uncorrected. CMS Energy inadvertently failed to restate 2000 for round trip trades in the 2001 10-K. Financial statements have now been restated to eliminate $1 billion in 2000 and $5 million in 2001 of previously reported revenue and expenses.

     CMS Energy is cooperating with an SEC investigation regarding round-trip trading and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission, the FERC, and the United States Department of Justice regarding these transactions. CMS Energy has also received subpoenas from U.S. Attorney Offices regarding investigations of those trades. In addition, CMS Energy's Board of Directors established the Special Committee of independent directors to investigate matters surrounding round-trip trading and the Special Committee retained outside counsel to assist in the investigation.

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

     The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

     RESTATEMENT: In connection with the re-audit of the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy determined to make certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, CMS Energy believed such accounting was appropriate under accounting principles generally accepted in the United States.

                             CMS ENERGY CORPORATION

The tables below summarize the significant adjustments and the effects on CMS Energy's consolidated financial statements.

NET INCOME INCREASE (DECREASE)                                  2001    2000    TOTAL
------------------------------                                  ----    ----    -----
                                                                    (IN MILLIONS)
MCV PPA Adjustments.........................................    $ 90    $(20)   $ 70
DIG Loss Contract Accounting................................     126      --     126
Mark-to-Market Gains and Losses on Inter-book Transactions
  and other related adjustments.............................     (43)     18     (25)
Mark-to-Market Gains and Losses on Intercompany
  Transactions..............................................     (30)     18     (12)
CMS MST Account Reconciliations.............................      (5)    (13)    (18)
Income Tax Adjustments......................................     (30)     --     (30)
Panhandle System Gas........................................      (7)     --      (7)
Amortization of Debt Costs..................................      (2)      7       5
Other.......................................................      (2)     (3)     (5)
                                                                ----    ----    ----
Total.......................................................    $ 97    $  7    $104
                                                                ====    ====    ====

BALANCE SHEET: INCREASE IN CONSOLIDATED DEBT                    2001     2000
--------------------------------------------                    ----     ----
                                                                (IN MILLIONS)
Reconsolidation of LNG Facility.............................    $215     $ --
Structured Financing of Methanol Plant......................     125      125
Consumers' Headquarters Capital Lease.......................      16       --

     MCV PPA ADJUSTMENTS: In 1992, Consumers originally accounted for losses associated with the PPA by establishing a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers. At that time, the reserve did not take into account earnings Consumers would receive from its 49 percent interest in the MCV Partnership due to uncertainties with the level of performance of the facility.

     In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the then current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

     In connection with the re-audit of CMS Energy's consolidated financial statements for the fiscal years 2000 and 2001, Consumers reviewed its 2000 and 2001 PPA accounting and related assumptions, and determined that the reserve balance as of January 1, 2000 did appropriately reflect Consumers' probable losses as of that date. However, as a result of reconsideration of all subsidiary accounting effects, the re-evaluation of the PPA accounting did result in a net reduction of operating expenses associated with the PPA of $12 million in 2001, an increase to operating expenses associated with the PPA of $29 million in 2000, the reversal of the $126 million increase to the reserve originally recorded in 2001, and immaterial adjustments to accretion expense for both years.

                             CMS ENERGY CORPORATION

     The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income statement effects:

                                                                2001          2000
                                                                ----          ----
                                                                INCREASE/(DECREASE)
                                                                    IN MILLIONS
Reverse the original operating charge associated with
  continuing losses on the MCV PPA..........................    $ 39          $ --
Charge 49 percent of annual capacity losses associated with
  the MCV PPA to operating expense instead of to the
  reserve...................................................     (27)          (29)
                                                                ----          ----
Net operating expense decrease/(increase)...................      12           (29)
Reverse the 2001 increase to the MCV PPA reserve............     126            --
Accretion Expense...........................................      --            (2)
                                                                ----          ----
Pre-tax effect of adjustments...............................     138           (31)
Income tax effect...........................................     (48)           11
                                                                ----          ----
Net income impact of MCV PPA adjustments....................    $ 90          $(20)
                                                                ====          ====

     DIG LOSS CONTRACT ACCOUNTING: The Dearborn Industrial Generation complex, a 710 MW combined-cycle facility, was constructed during 1998 through 2001 to fulfill contractual requirements and to sell excess power in the wholesale power market. DIG entered into electric sales agreements (ESA) with Ford Motor Company, Rouge Industries and Double Eagle Steel Coating Company, later assigned by DIG to CMS MST Michigan, LLC, that require CMS MST Michigan to provide up to 300 MW of electricity at pre-determined prices for a fifteen-year term beginning in June 2000. DIG also entered into steam sales agreements (SSA) with Ford and Rouge, whereby DIG is to supply process and heating steam at a fixed price commencing no later than June 1, 2000.

     During the third quarter of 2001, CMS Energy recognized a pretax charge to earnings of $200 million for the calculated loss on portions of the power capacity under the ESAs. At that time CMS Energy assessed whether the DIG facility was impaired under SFAS No. 121 and concluded that the DIG facility was not impaired.

     CMS Energy has now determined that existing accounting literature precludes the recognition of anticipated losses on executory contracts such as those involved with the ESAs at DIG. Accordingly, CMS Energy reversed the $200 million pretax loss ($126 million after-tax) in 2001 on the ESA contracts and subsequent related transactions.

     ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTER-BOOK TRANSACTIONS AND OTHER RELATED ADJUSTMENTS: CMS MST's business activities include marketing to end users of energy commodities such as commercial and small industrial purchasers of natural gas (CMS MST's retail business) and trading activities with such entities as other energy trading companies (CMS MST's wholesale business). During 2000 and 2001, CMS MST used two different methods to account for these distinct activities: it applied the mark-to-market method of accounting to its wholesale trading business operations, and it accounted for its retail business operations using the accrual method. Some other energy trading companies have taken a similar approach when their business activities have included retail operations.

     EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, applies to certain parts of CMS MST's operations. EITF Issue No. 98-10 requires that energy-trading contracts be marked to market; that is, measured at fair value determined as of the balance sheet date, with the gains and losses included in earnings. According to EITF Issue No. 98-10, the determination of whether an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances. CMS MST had used the mark-to-market method of accounting for its wholesale operations because these had been considered trading activities under EITF Issue No. 98-10. Because CMS MST's retail operations had not been considered trading activities, mark-to-market accounting under EITF Issue No. 98-10 was not applied to any retail contracts.

                             CMS ENERGY CORPORATION

     During 2000 and 2001, CMS MST's wholesale business entered into certain transactions with CMS MST's retail business (inter-book transactions) in order to economically hedge retail sales. The wholesale business marked-to-market these inter-book transactions while the retail business did not; however, the transactions were not properly documented as hedges under SFAS No. 133 or other previously applicable accounting standard. Accordingly, CMS Energy has determined that the mark-to-market gains and losses that were recognized by the wholesale business on these inter-book transactions should have been eliminated in consolidation. CMS Energy therefore has recognized a $75 million after-tax charge to earnings in 2001 and $34 million of after-tax income in 2000 to eliminate the effects of mark-to-market accounting in consolidation on inter-book transactions.

     A number of other adjustments have been recorded at CMS MST relating to front-office activities and mark-to-market accounting. The adjustments, which mainly affect price risk management assets and liabilities and inventory, increased after-tax income by $32 million in 2001 and reduced after-tax income by $16 million in 2000.

     ELIMINATION OF MARK-TO-MARKET GAINS AND LOSSES ON INTERCOMPANY
TRANSACTIONS: As explained above, during 2000 and 2001 CMS MST applied the mark-to-market method of accounting to the energy-trading contracts of its wholesale operations. In doing so, CMS MST did not distinguish between counterparties that were unrelated third parties, and those that were consolidated or equity-method affiliates. Energy-trading contracts with affiliated companies were therefore measured at their fair values as of the balance sheet date, with the gains and losses included in earnings. The affiliated counterparties, however, accounted for these contracts on the accrual basis, because these companies were not engaged in energy trading activities and therefore their activities were not within the scope of EITF Issue No. 98-10. In addition, their contracts with CMS MST were not required to be marked to market in 2001 under SFAS No. 133. The mark-to-market profits and losses that CMS MST recognized on the contracts with affiliated companies were included in the CMS Energy consolidated financial statements. CMS Energy has now concluded that these amounts should have been eliminated in consolidation.

     CMS Energy's restated consolidated financial statements have eliminated $30 million of after-tax mark-to-market gains in 2001 and $18 million of after-tax mark-to-market losses in 2000 on intercompany transactions.

     CMS MST ACCOUNT RECONCILIATIONS: CMS MST's business experienced rapid growth during 2000 and 2001. Late in 2001, CMS Energy became aware of certain control weaknesses at CMS MST and immediately began an internal investigation. The investigation revealed that the size and expertise of the back-office accounting staff had not kept pace with the rapid growth and, as a result, bookkeeping errors had occurred and account reconciliations were not prepared. Additionally, computer interfaces of sub-ledgers to the general ledger were ineffective or lacking. As a result, sub-ledger balances did not agree to the general ledger and the differences were not adjusted. In early 2002, CMS MST commenced an account recalculation and reconciliation project that focused initially on accounts receivable and payable, intercompany and cash accounts, but was later expanded to include other accounts. The recalculation and reconstruction work for 2000, 2001 and 2002 has been completed and the consolidated financial statements reflect the required adjustments, which decreased net income by $5 million in 2001 and $13 million in 2000.

     INCOME TAX ADJUSTMENT: During the third quarter of 2001, CMS Energy wrote down the value of certain of its foreign investments (see Note 3, Asset Sales, Write-downs and Restructuring). The write-down was net of deferred U.S. income tax benefits in the amount of $30 million expected to be realized upon the ultimate disposition of these investments in transactions subject to U.S. income tax. CMS Energy has now concluded that since these foreign investments were considered by CMS Energy at the time to be essentially permanent in duration, no deferred U.S. income tax benefits should have been recorded in 2001 on the write-down (see Note 11, Income Taxes).

     PANHANDLE SYSTEM GAS: Panhandle maintains system-balancing gas for use in operations. During 2001, Panhandle applied lower of cost or market pricing only to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was

                             CMS ENERGY CORPORATION
recorded at cost. Upon further review, Panhandle has determined that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas results in an additional $7 million after-tax write-down.

     CONSOLIDATION OF LNG HOLDINGS: In late 2001, Panhandle entered into a structured transaction to monetize a portion of the value of a long-term terminalling contract of its LNG subsidiary. The LNG assets were contributed to LNG Holdings, which then received an equity investment from an unaffiliated third party, Dekatherm Investor Trust, and obtained new loans secured by the assets. After paying expenses, net proceeds of $235 million were distributed to Panhandle and the venture also loaned $75 million to Panhandle. While the proceeds received by Panhandle were in excess of its book basis, a gain on the transaction was not recorded. This excess was originally recorded as a deferred commitment, reflecting the fact that Panhandle was expecting to reinvest proceeds into LNG Holdings for a planned expansion. Panhandle is the manager and operator of the venture, and has the primary economic interest in it. Initially, Panhandle believed that off-balance sheet treatment for the venture was appropriate under generally accepted accounting principles. Upon further analysis of these facts, CMS Energy and Panhandle have now concluded that it did not meet the conditions precedent to account for the contribution of the LNG entity as a disposition given Panhandle's continuing involvement and the lack of sufficient participating rights by the third-party equity holder in the venture. As a result, CMS Energy has restated its financial statements to reflect consolidation of LNG Holdings at December 31, 2001. The new accounting treatment resulted in a net increase of $215 million of debt, the elimination of $183 million of deferred commitment, minority interest of $30 million and other net assets of $62 million. Due to the pending sale of Panhandle, all of these adjustments are included in discontinued operations on CMS Energy's consolidated balance sheet at December 31, 2001. With the exception of certain immaterial reclassifications, there was no impact to 2001 net income resulting from this accounting treatment.

     STRUCTURED FINANCING OF METHANOL PLANT: In 1999, CMS Gas Transmission and an unrelated entity financed $250 million of the costs of construction of a jointly owned methanol plant with an off-balance-sheet special purpose entity
(SPE) that entered into two separate non-recourse note borrowings containing cross-collateral provisions only with respect to a joint collection account into which the proceeds from shared collateral were to be deposited. Plant construction was completed in the spring of 2001. In December 2001, CMS Gas Transmission issued an irrevocable call for $125 million of these notes (i.e., the A1 Notes) and they were paid off in January 2002. As part of the 1999 financing, CMS Energy guaranteed the interest payments on the A1 Notes, subject to a $75 million limit. CMS Energy did not guarantee repayment of the A1 Notes; however, CMS Energy issued mandatorily convertible preferred stock to a trust as security for the A1 Notes. If an amount to repay the A1 Notes was not deposited within 120 days of the maturity date (or earlier date caused by, for example, a downgrade of the credit rating of CMS Energy) the holders of 25 percent of the A1 Notes could cause the mandatorily convertible preferred shares to be sold. The mandatorily convertible preferred stock of CMS Energy was convertible into the number of shares of CMS Energy Common Stock needed to make the note holder whole without limit. Additional security for the A1 Notes was 60 percent of the capital stock of CMS Methanol, an entity that held a 45 percent ownership interest in the methanol plant. The SPE's assets comprised investments in CMS Methanol and in another subsidiary that also owned a 45 percent interest in the methanol plant. Because the use of non-recourse debt having cross-collateral provisions only with respect to the joint collection account effectively segregated the cash flows and assets, in substance this financing created two separate SPEs. CMS Energy has now concluded that it should have consolidated the virtual SPE created by the non-recourse borrowing. Therefore, CMS Energy has restated its 2000 and 2001 financial statements to increase its equity ownership interest in the methanol plant and increase debt, each by $125 million.

     The following tables reflect the effects of the adjustments CMS Energy made to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, as well as the effects of discontinued operations.

                             CMS ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF INCOME(A)

                                                               2001                          2000
                                                    --------------------------    --------------------------
                                                    AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                                    -----------    -----------    -----------    -----------
                                                                          IN MILLIONS
Operating Revenue...............................      $9,597         $8,063         $8,739         $6,697
                                                      ------         ------         ------         ------
Operating expenses..............................       7,644          6,762          6,567          5,013
Maintenance.....................................         263            224            295            189
Depreciation, depletion and amortization........         530            398            605            489
General taxes...................................         231            196            240            209
Reduced asset valuations........................         628            240            329            329
                                                      ------         ------         ------         ------
Total Operating Expenses........................       9,296          7,820          8,036          6,229
                                                      ------         ------         ------         ------
Operating Income:
Electric utility................................         339            349            481            454
Gas utility.....................................          99             97             98             96
Natural gas transmission........................         207            (50)           227             22
Independent power production....................         121            (76)           192           (136)
Oil and gas exploration and production..........          74             --             31             --
Marketing, services and trading.................          71            (22)            14             23
Other...........................................          18            (55)           (11)             9
Less contracts and reduced asset valuation(b)...        (628)            --           (329)            --
                                                      ------         ------         ------         ------
Total Operating Income..........................         301            243            703            468
                                                      ------         ------         ------         ------
Other Income (Deductions):
Accretion expense...............................         (37)           (37)           (33)           (35)
Gains on asset sales, net.......................          11             --             84             54
Other, net......................................          15             25             12             12
                                                      ------         ------         ------         ------
Total Other Income (Deductions).................         (11)           (12)            63             31
                                                      ------         ------         ------         ------
Fixed Charges...................................         691            562            676            502
                                                      ------         ------         ------         ------
Income (Loss) From Continuing Operations Before
  Income Taxes and Minority Interests:..........        (401)          (331)            90             (3)
                                                      ------         ------         ------         ------
Income Tax Provision (Benefit)..................         (73)           (98)            50             34
Minority Interest...............................           3              3              2              3
                                                      ------         ------         ------         ------
Income (Loss) From Continuing Operations........        (331)          (236)            38            (40)
                                                      ------         ------         ------         ------
Discontinued Operations.........................        (185)          (210)             3             83
                                                      ------         ------         ------         ------
Income (Loss) Before Cumulative Effect of Change
  in Accounting Principle and Extraordinary
  Item..........................................        (516)          (446)            41             43
                                                      ------         ------         ------         ------
Cumulative Effect of Change in Accounting for
  Derivative Instruments........................         (11)            (2)            (5)            --
Extraordinary Item..............................         (18)            --             --             --
                                                      ------         ------         ------         ------
Consolidated Net Income (Loss)..................        (545)          (448)            36             43
                                                      ======         ======         ======         ======
Basic and diluted earnings (loss) per share.....      $(4.17)        $(3.42)        $ 0.32         $ 0.38
                                                      ======         ======         ======         ======

-------------------------
(a)  2001 and 2000 also includes the effects of discontinued operations.

(b) 2001 and 2002 as reported did not reflect an allocation of reduced asset valuations to the associated business segments. 2001 and 2000 as restated reflect such an allocation. See Note 3 for a breakdown of reduced asset valuation by business segment for 2001 and 2000 as restated.

                             CMS ENERGY CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS(A)

                                                               2001                          2000
                                                    --------------------------    --------------------------
                                                    AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                                    -----------    -----------    -----------    -----------
                                                                          IN MILLIONS
Cash Flows from Operating Activities
Net Income (Loss)...............................       $(545)         $(448)         $  36          $  43
Reduced asset valuations........................         628            240            329            329
Increase (decrease) deferred income taxes and
  investment tax credit.........................         135            227              8              2
Decrease (increase) in accounts receivable and
  accrued revenue...............................          68            330           (398)          (310)
Decrease (increase) in inventories..............        (353)          (346)           (54)           (73)
Increase (decrease) in accounts payable.........         (94)          (363)           181            101
Changes in other assets and liabilities.........         225           (169)           297            161
Net cash provided by operating activities.......         417            366            453            586
Net increase (decrease) in Cash and Temporary
  Cash Investments..............................           7            (14)            50              9
                                                       -----          -----          -----          -----
Cash and Cash Investments, End of Period........       $ 189          $ 127          $ 182          $ 141
                                                       -----          -----          -----          -----

-------------------------
(a)  2001 and 2000 also includes the effects of discontinued operations.

                             CMS ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                               2001                        2000
                                                     -------------------------   -------------------------
                                                     AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                                     -----------   -----------   -----------   -----------
                                                                          IN MILLIONS
ASSETS
Plant and Property.................................      8,362         5,848         7,831         5,227
                                                       -------       -------       -------       -------
Investments........................................      1,895         1,961         2,016         2,091
                                                       -------       -------       -------       -------
Current Assets:
Cash and temporary cash investments................        189           127           182           141
Accounts receivable, notes receivable, accrued
  revenue..........................................        681           219           914           589
Accounts receivable, Marketing, services and
  trading..........................................        683           295           526           336
Price risk management assets.......................        461           327         1,097           871
Assets held for sale...............................         --           471            --           545
Deferred income taxes..............................         --            --            39            30
Prepayments, inventories, and other................      1,019         1,121           745           641
                                                       -------       -------       -------       -------
Total Current Assets...............................      3,033         2,560         3,503         3,153
                                                       -------       -------       -------       -------
Non-current Assets:
Assets held for sale...............................         --         3,480            --         3,508
Price risk management assets.......................        424           368           350           212
Goodwill, net......................................        811            71           891            87
Regulatory assets..................................      1,105         1,105         1,131           968
Other..............................................      1,472         1,382         1,529         1,659
                                                       -------       -------       -------       -------
Total Non-current Assets...........................      3,812         6,406         3,901         6,434
                                                       -------       -------       -------       -------
Total Assets.......................................    $17,102       $16,775       $17,251       $16,905
                                                       =======       =======       =======       =======
STOCKHOLDERS' INVESTMENT AND LIABILITIES
Capitalization:
Total common stockholders' equity..................    $ 1,890       $ 2,038       $ 2,361       $ 2,416
Long-term debt.....................................      6,923         5,840         6,770         6,048
Non-current portion of capital leases..............         60            71            54            49
Other..............................................      1,258         1,258         1,133         1,133
                                                       -------       -------       -------       -------
Total Capitalization...............................     10,131         9,207        10,318         9,646
                                                       -------       -------       -------       -------
Minority Interest..................................         86            24            88            23
                                                       -------       -------       -------       -------
Current Liabilities:
Current maturities of long-term debt and capital
  leases...........................................        981         1,016           707           272
Notes payable......................................        416           416           403           403
Accounts payable...................................        547           359           614           325
Accounts payable -- Marketing, services and
  trading..........................................        574           236           410           274
Liabilities held for sale..........................         --           639            --           604
Accrued taxes......................................        125           111           309           300
Deferred income taxes..............................         51            49            --            --
Price risk management liabilities..................        381           367         1,068           831
Other..............................................        735           478           750           489
                                                       -------       -------       -------       -------
Total Current Liabilities..........................      3,810         3,671         4,261         3,498
                                                       -------       -------       -------       -------
Non-current Liabilities:
Deferred income taxes..............................        773           824           749           697
Price risk management liabilities..................        352           287           341           208
Liabilities held for sale..........................         --         1,376            --         1,418
Other..............................................      1,950         1,386         1,494         1,415
                                                       -------       -------       -------       -------
Total Non-current Liabilities......................      3,075         3,873         2,584         3,738
                                                       -------       -------       -------       -------
Total Stockholders' Investment and Liabilities.....    $17,102       $16,775       $17,251       $16,905
                                                       =======       =======       =======       =======

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                               2001                          2000
                                                    --------------------------    --------------------------
                                                    AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                                    -----------    -----------    -----------    -----------
                                                                          IN MILLIONS
Retained Earnings
At beginning of period..........................      $  (320)       $ (313)        $ (189)        $ (189)
Consolidated net income (loss)..................         (545)         (448)            36             43
Common stock dividends declared.................         (190)         (190)          (167)          (167)
                                                      -------        ------         ------         ------
At end of period................................       (1,055)         (951)          (320)          (313)
                                                      -------        ------         ------         ------
Other Comprehensive Income (Loss)
At beginning of period..........................            5             5              3              3
Investments.....................................           (2)           (3)            (5)            (5)
Derivative instruments..........................          (33)          (38)            --             --
                                                      -------        ------         ------         ------
At end of period................................          (30)          (36)            (2)            (2)
                                                      -------        ------         ------         ------
Total Common Stockholders' Equity...............      $ 1,890        $2,038         $2,361         $2,416
                                                      =======        ======         ======         ======
Total Consolidated Comprehensive Income
  (Loss)........................................      $  (621)       $ (516)        $ (115)        $  (60)
                                                      =======        ======         ======         ======

3. ASSET SALES, WRITE-DOWNS AND RESTRUCTURING

     During 2001 and 2002, CMS Energy completed numerous asset sales, recorded significant write-downs and incurred restructuring costs.

ASSET SALES

     During 2002, CMS Energy continued to implement its financial improvement plan and on-going asset sales program that was initiated in late 2001. The asset sales program encompasses the sale of all non-strategic and under-performing assets. The impacts of these sales are included in "Gain (losses) on asset sales" in the Consolidated Statements of Income.

     In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the methanol plant of $19 million ($12 million, net of tax) is included in "Gain (loss) on asset sales" in the accompanying consolidated statements of income. The gain on the sale of CMS Oil & Gas' Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations in 2002.

     In April 2002, CMS Energy sold its equity ownership interest in Toledo Power Company electric generating facility in the Philippines for $10 million. Proceeds from the sale were used to repay debt. The pretax loss of $11 million ($5 million, net of tax) is included in "Gain (loss) on asset sales" in the accompanying consolidated statements of income in 2002.

     In May 2002, Consumers Energy closed on the sale of its electric transmission system to a limited partnership whose general partner is Washington D.C.-based Trans-Elect. Also, in May 2002, Consumers sold its reactor top equipment. Both sales totaled approximately $295 million. The pretax gains on these sales, which totaled $39 million ($31 million, net of tax), are included in "Gain (loss) on asset sales" in the accompanying consolidated statements of income.

                             CMS ENERGY CORPORATION

     In August 2002, CMS Energy sold its equity ownership interest in The National Power Supply Company electric generating facility in Thailand for $48 million. The pretax gain of $15 million ($30 million, net of tax benefit) is included in "Gain (loss) on asset sales" in the accompanying consolidated statements of income.

     In October 2002, CMS Generation completed the sale of its ownership interest in the 200 MW Vasavi Power Plant, located in Tamil Nada, India for $34 million. CMS Generation's investment in the Vasavi Power Plant at September 30, 2002 was $59 million.

                                               PRE-TAX    AFTER-TAX    PRE-TAX    AFTER-TAX    PRE-TAX    AFTER-TAX
                                                2002        2002        2001        2001        2000        2000
                                               -------    ---------    -------    ---------    -------    ---------
                                                                           IN MILLIONS
Asset Sales -- Gain (Loss):
  Energy...................................       --         --          (1)         --          12           8
  Enterprises..............................       --         --          --          --          --          --
  Generation...............................      (21)         1          (1)         --          42          25
  Natural Gas Transmission.................       19         12          --          --          --          --
  Consumers Energy.........................       39         31           1          --          --          --
  Energy Distribution......................       --         --          --          --          (8)         (2)
                                                 ---         --          --          --          --          --
Total Gain (Loss) on Asset Sales...........       37         44          (1)         --          46          31
                                                 ===         ==          ==          ==          ==          ==

     In January 2003, CMS Energy closed on the sale of a substantial portion of CMS MST's wholesale natural gas trading contracts to Sempra Energy Trading, the wholesale commodity trading unit of Sempra Energy and received $17 million of cash proceeds. In February 2003, CMS Energy entered into a definitive agreement with Constellation Power Source, Inc. to sell CMS MST's wholesale power contracts. The sale has been approved by FERC and is expected to close as early as March 31, 2003.

     In February 2003, Panhandle sold its one third interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC and TE Products Pipeline Company, Limited Partner, through its general partner, Texas Eastern Products Pipeline Company.

ASSET WRITE-DOWNS

     In 2002 and 2001, implementation of a new strategic direction and financial improvement plan for CMS Energy has resulted in assets and development projects that have been identified by the business units as non-strategic or under-performing. These assets include both domestic and foreign electric power plants, gas processing facilities, and certain equity method and other investments. In addition, CMS Energy has written off the carrying value of development projects that will no longer be pursued. Management has evaluated operating assets for impairment in accordance with the provisions of SFAS No. 144 in 2002 (SFAS No. 121 in 2001 or prior), and has evaluated equity investments for impairment in accordance with the provisions of APB Opinion No. 18.

     The reduced asset valuations were primarily a result of management's determination that the anticipated future cash flows from these projects would be insufficient to provide for recovery of their carrying value. The charges are reflected in the accompanying consolidated statements of income under the caption "Reduced asset valuations". CMS Generation has evaluated the fair values of its investments using discounted cash flow analyses and the values of contract prices. The fair values of other CMS Energy investments have been determined using market prices and evaluations of expected future cash flows. Based on these evaluations, certain assets were determined to be impaired.

     Reductions in asset valuations recognized in 2002 were $598 million ($388 million, net of tax). Included in this amount were reductions in CMS Generation's valuation of DIG $460 million ($299 million, net of tax); Michigan Power, which owns natural gas-fueled peaking units in Michigan, $62 million ($40 million, net of tax);

                             CMS ENERGY CORPORATION
and Craven, a 45-Mwh wood-fueled plant in North Carolina, $23 million ($15 million, net of tax). DIG's reduced valuation is primarily a reflection of the unfavorable terms of its power purchase agreement (PPA). Michigan Power's reduced valuation is primarily a result of a depressed merchant power market and the lack of a long-term PPA. Craven's reduced valuation is primarily a result of the anticipated expiration of its current PPA at the end of 2005 and a depressed merchant power market.

     In 2001, asset valuations were reduced by $240 million ($198 million, net of tax) to reflect the excess of the carrying value of these assets over their fair value. Included in the 2001 charge were reduced asset valuations at CMS Generation for National Power Supply, a 300-Mwh coal-fueled plant in Thailand, $89 million ($88 million, net of tax); El Chocon, a 1,200-Mwh hydro-electric plant in Argentina, $45 million ($42 million net of tax); and HL Power, a 36-Mwh wood-fueled plant in California, $30 million ($18 million net of tax). Also included in the 2001 charge were reduced asset valuations at CMS Gas Transmission for several development projects of $16 million ($10 million, net of tax) that would no longer be pursued, and for goodwill associated with a gas fractionation facility in southeastern Michigan.

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

     This impairment loss is reflected under the caption "Reduced asset valuations" in the accompanying consolidated statements of income in 2000 as a pretax charge of $329 million ($268 million after-tax). This loss does not include cumulative net foreign currency translation losses of $168 million due to unfavorable changes in exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation or other disposition of CMS Energy's investment in Loy Yang. In connection with the restatement of CMS Energy's December 31, 2000 consolidated financial statements, a deferred U.S. income tax asset of $48 million was recorded with respect to the cumulative net foreign currency translation losses associated with CMS Energy's Loy Yang investment (see Note 11, Income Taxes).

     CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.

                                               PRE-TAX    AFTER-TAX    PRE-TAX    AFTER-TAX    PRE-TAX    AFTER-TAX
                                                2002        2002        2001        2001        2000        2000
                                               -------    ---------    -------    ---------    -------    ---------
                                                                           IN MILLIONS
Asset Write-Downs:
  Energy...................................     $  --       $  --       $ (14)      $  (9)      $  --       $  --
  Enterprises..............................       (15)        (10)         --          --          --          --
  Generation...............................      (565)       (367)       (180)       (159)       (329)       (268)
  Natural Gas Transmission.................        --          --         (43)        (28)         --          --
  Consumers Energy.........................        --          --          (3)         (2)         --          --
  Marketing, Services and Trading..........       (18)        (11)         --          --          --          --
                                                -----       -----       -----       -----       -----       -----
Total Asset Write-Downs....................     $(598)      $(388)      $(240)      $(198)      $(329)      $(268)
                                                =====       =====       =====       =====       =====       =====

                             CMS ENERGY CORPORATION

RESTRUCTURING AND OTHER COSTS

     CMS Energy announced in 2002 a series of new initiatives intended to sharpen its business focus and help restore its financial health by reducing operating costs. The initiatives announced included the following:

     - Relocating CMS Energy's corporate headquarters from Dearborn, Michigan to a new headquarters building then under construction in Jackson, Michigan. The Jackson headquarters building opened in March 2003 and will house an estimated 1,450 CMS Energy and Consumers Energy employees. In the longer term, the relocation will reduce corporate operating expenses.

     - Implementing changes to CMS Energy's 401(K) savings program which will provide savings for CMS Energy and enhanced investment options for employee participants.

     - Implementing changes to CMS Energy's health care plan in order to keep benefits and costs competitive.

     - Terminating five officers, 18 CMS Field Services employees and 41 CMS MST trading group employees. Prior to December 31, 2002, 31 Dearborn-based employees and 92 Houston employees have elected severance arrangements. Of these 187 officers and employees, 65 had been terminated as of December 31, 2002. The remaining terminations will be completed in 2003.

     Restructuring costs for the year ended December 31, 2002, which are reported in operating expenses, include:

     - Involuntary termination benefits of $22 million for officers and employees.

     - The present value of future non-cancelable lease obligations of $11 million related to relocating the corporate headquarters to Jackson, Michigan.

     In addition, in the first half of 2003, restructuring costs related to relocating employees and other headquarters expenses are expected to be $2 million. The relocation will occur between March and June 2003, and such costs will be expensed as incurred.

     The following table shows the amount charged to expense during 2002 for restructuring costs, the payments made, and the unpaid balance of accrued costs at December 31, 2002, which is expected to be paid in 2003.

                                                                   YEAR ENDED
                                                                DECEMBER 31, 2002      UNPAID BALANCE
                                                               -------------------    -----------------
                                                               EXPENSE    PAYMENTS    DECEMBER 31, 2002
                                                               -------    --------    -----------------
                                                                             IN MILLIONS
Involuntary termination....................................      $22        $10              $12
Non-cancelable lease obligations...........................       11          3                8
                                                                 ---        ---              ---
Total......................................................      $33        $13              $20
                                                                 ===        ===              ===

4: DISCONTINUED OPERATIONS

     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the ongoing operations of CMS Energy. The assets and liabilities of these entities were measured at the lower of the carrying value or the fair value less cost to sell as required by SFAS No. 144. A description of the entities included in discontinued operations is as follows:

     In September 2001, CMS Energy discontinued the operations of the International Energy Distribution segment. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

                             CMS ENERGY CORPORATION

     In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the CMS Oil & Gas Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations.

     In May 2002, CMS closed on the sale of CMS Oil and Gas' coal-bed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $20 million ($11 million net of tax).

     In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $47 million after-tax loss in discontinued operations.

     In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enabled building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. After evaluating all of the relevant facts and circumstances, $6 million, net of tax, has been reflected as a loss on discontinued operations in order to appropriately reflect the fair value less selling costs of CMS Viron. CMS Energy is actively seeking a buyer for the assets of CMS Viron and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

     In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $232 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan originally due March 2003. The combined sales resulted in a loss of approximately $126 million ($82 million, net of tax), which is included in discontinued operations.

     In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement calls for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital, L.P. to pay $662 million in cash and assume $1.166 billion in debt. Under the terms of the agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest has been transferred to Panhandle's direct parent, CMS Gas Transmission. The transaction has been approved by the board of directors of each company and is subject to customary closing conditions and action by the FTC under the Hart-Scott-Rodino Act. The sale is expected to close in 2003. Panhandle's results of operations have been reclassified to discontinued operations in the consolidated statements of income.

     In December 2002, CMS Energy discontinued the operations of Field Services, a subsidiary of CMS Gas Transmission. CMS Energy is actively seeking a buyer for the assets of Field Services, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

     The summary of balance sheet information below represents those entities that are still in the disposal process, including Panhandle, CMS Viron, Field Services, International Energy Distribution, and the Zirconium Recovery Project. The assets and liabilities of the discontinued operations and other assets and liabilities held for

                             CMS ENERGY CORPORATION
sale, including price risk management assets and liabilities and equity method investments are shown as separate components in the consolidated balance sheets of CMS Energy.

                                                                    DECEMBER 31
                                                                --------------------
                                                                             2001
                                                                 2002     (RESTATED)
                                                                 ----     ----------
                                                                    IN MILLIONS
Assets
  Cash......................................................    $   83      $   47
  Accounts receivable, net..................................       179         313
  Materials and supplies....................................        53          92
  Other.....................................................       329          19
                                                                ------      ------
  Total current assets held for sale........................    $  644      $  471
                                                                ======      ======
  Property, plant and equipment, net........................    $1,970      $2,562
  Unconsolidated investments................................       (80)         88
  Goodwill..................................................       139         754
  Other.....................................................        52          76
                                                                ------      ------
  Total non current assets held for sale....................    $2,081      $3,480
                                                                ======      ======
Liabilities
  Accounts payable..........................................    $  105      $  212
  Current portion of long-term debt.........................         6         112
  Accrued taxes.............................................        22          --
  Other current liabilities.................................       332         315
                                                                ------      ------
  Total current liabilities held for sale...................    $  465      $  639
                                                                ======      ======
  Long-term debt............................................    $1,151      $1,290
  Minority interest.........................................        63          91
  Other non current liabilities.............................        83           7
                                                                ------      ------
  Total non current liabilities held for sale...............    $1,297      $1,388
                                                                ======      ======

     Revenues from such operations were $1,158 million, $1,453 million and $1,008 million in 2002, 2001 and 2000, respectively. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The pretax gain (loss) related to discontinued operations recorded for the years ended December 31, 2002, 2001 and 2000 was $389 million, $117 million and $115 million, respectively, which included charges resulting from reductions in asset values and a portion of CMS Energy's interest expense. Interest expense of $69 million, $94 million and $xx million for

                             CMS ENERGY CORPORATION

2002, 2001 and 2000, respectively, was allocated to each discontinued operation based on its ratio of total capital to that of CMS Energy. See the table below for income statement components of the discontinued operations.

                                                                     YEARS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                            2001          2000
                                                                2002     (RESTATED)    (RESTATED)
                                                                ----     ----------    ----------
                                                                           IN MILLIONS
Discontinued operations:
  Income (loss) from discontinued operations, net of tax
     benefit of $2, tax of $93, and tax of $32..............    $ (36)     $ (17)         $ 83
  Loss on disposal of discontinued operations, net of tax
     benefit of $165, tax of $0, and tax of $0..............     (186)      (193)           --
                                                                -----      -----          ----
Total.......................................................    $(222)     $(210)         $ 83
                                                                =====      =====          ====

5. GOODWILL

     CMS GAS TRANSMISSION: Effective January 1, 2002, SFAS No. 142 disallowed the continued amortization of goodwill and required the testing of goodwill for potential impairment. In accordance with SFAS No. 142, Panhandle completed the first step of the goodwill impairment testing which indicated a significant impairment of Panhandle's goodwill existed as of January 1, 2002. The actual amount of impairment was determined in a second step by comparing the fair value of goodwill, as determined by independent appraisers, to book value, using a combination of the income approach based on discounted cash flows and the market approach using public guideline companies and market transactions. As a result of this second step appraisal, Panhandle recorded a write-off of goodwill in the amount of $601 million ($369 million, net of tax).

     CMS MST: During the third quarter of 1999, CMS MST purchased a 100 percent interest in Viron Energy Services. CMS MST consolidated the activity of CMS Viron and recorded goodwill as a result of the purchase price allocation. Based on the quantitative and qualitative analysis, CMS MST recorded a loss of $5 million ($10 million, net of tax) for goodwill impairment effective January 1, 2002.

     In 2002, CMS Energy discontinued the operations of Panhandle. As a result, the goodwill impairment of $369 million after tax is reflected in discontinued operations. Also in 2002, CMS Energy discontinued the operations of CMS Viron. As a result, the goodwill impairment of $10 million after tax is reflected in discontinued operations.

     Accumulated amortization of goodwill at December 31, 2002 and 2001 was $63 million and $67 million, respectively.

     Additionally, the following table represents pro forma net income for the years 2002, 2001 and 2000, exclusive of amortization expense.

                                                                          RESTATED    RESTATED
                                                                 2002       2001        2000
                                                                 ----     --------    --------
                                                                         IN MILLIONS
Reported Net Income (Loss)..................................    $ (620)    $ (448)     $  43
Add: goodwill amortization expense, net of tax of $--, $7,
  and $8, respectively......................................        --         13         14
                                                                ------     ------      -----
Adjusted Net Income.........................................    $ (620)    $ (435)     $  57
                                                                ======     ======      =====
Adjusted Net Income (Loss) Per Share........................    $(4.46)    $(3.33)     $0.50
                                                                ======     ======      =====

                             CMS ENERGY CORPORATION

6: UNCERTAINTIES

     SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

     CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of those trades. CMS Energy is unable to predict the outcome of these matters, and what effect, if any these investigations will have on its business.

     SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit, and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

     DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors to serve as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

     ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy cannot predict the outcome of this litigation.

                             CMS ENERGY CORPORATION

     GAS INDEX PRICING REPORTING: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.

     FEES AND EXPENSES: CMS Energy has accrued $15 million for attorney's fees and costs associated with responding to and/or defending against investigations and lawsuits related to round-trip trading and the reporting of gas prices to trade publications. These expenses could total as much as $37 million. CMS Energy expects to recover a significant portion of these expenses from insurers.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

     ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

     Clean Air -- In 1998, the EPA issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA final regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of December 31, 2002, Consumers has incurred $405 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers currently expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

     These and other required environmental expenditures, if not recovered from customers in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

     Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

     Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of December 31, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

     During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

                             CMS ENERGY CORPORATION

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

     ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above. Consumers is also highly confident that it will meet the conditions contained in item 5 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

     In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

                             CMS ENERGY CORPORATION

Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

     In November 2001, Consumers Funding issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to retire $164 million of its common equity from its parent, CMS Energy. CMS Energy used the $164 million from Consumers to pay down its own short-term debt. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers' long-term debt and Trust Preferred Securities. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

     Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge collections, $52 million in 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated for the repayment of the principle and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can be used only for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

     Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization was deferred for the approved regulatory assets being securitized, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the accumulated amortization amount was approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

     On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2002, and certain pension fund expenses and expenses associated with the issuance of the bonds.

     TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset that it could not control. In May 2002, Consumers sold its electric transmission system (METC) for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

     Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers

                             CMS ENERGY CORPORATION
experienced an after-tax earnings increase of approximately $17 million in 2002, due to the recognition of a $26 million gain on the sale of the electric transmission system. This gain from the sale is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

     Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO, and MTH has joined the MISO RTO.

     When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $35 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $35 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. MTH has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements. Consumers believes that any potential liability would not have a material adverse affect on its financial condition.

     POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has a reserve margin of approximately 11 percent for summer 2003, or 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of mid-March 2003, alternative electric suppliers are providing 516 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

     To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of December 31, 2002, Consumers had purchased or had commitments to purchase electric call option and capacity contracts partially covering the estimated reserve margin requirements for 2003 through 2007. As a result

                             CMS ENERGY CORPORATION

Consumers has a recognized asset of $30 million for unexpired call options and capacity contracts. The total cost of electricity call option and capacity contracts for 2002 was $13 million.

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

     ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

     According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

     In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As noted above, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures and post-2000 Palisades expenditures that were excluded from the Stranded Cost calculation.

     On March 4, 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades' expenditures were approved as proposed in its securitization case as discussed above, then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million. Consumers cannot predict the recoverability of Stranded Costs, and therefore has not recorded any regulatory assets to recognize the future recovery of such costs.

     The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers intends to participate in this collaborative process.

                             CMS ENERGY CORPORATION

     Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

YEAR FILED                                     YEAR INCURRED    REQUESTED    PENDING    ALLOWED    DISALLOWED
----------                                     -------------    ---------    -------    -------    ----------
                                                                                 IN MILLIONS
1999.......................................     1997 & 1998        $20         $--        $15         $ 5
2000.......................................            1999         30          --         25           5
2001.......................................            2000         25          --         20           5
2002.......................................            2001          8           8         --          --
2003.......................................            2002          2           2         --          --

     The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of December 2002, Consumers incurred and deferred as a regulatory asset, $1 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

     Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

     In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation. As of December 2002, Consumers had paid $17 million in refunds.

     In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER CONSUMERS' ELECTRIC UTILITY UNCERTAINTIES

     THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the

                             CMS ENERGY CORPORATION

MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

     Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership for the years 2002, 2001 and 2000 of $226 million, $184 million, and $168 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

YEARS ENDED DECEMBER 31                                         2002    2001    2000
-----------------------                                         ----    ----    ----
                                                                    IN MILLIONS
Operating income............................................    $ 52    $ 36    $ 56
Income taxes and other......................................     (18)    (11)    (18)
Cumulative effect of a change in accounting for derivatives,
  net of $10 million tax expense............................      18      --      --
                                                                ----    ----    ----
Net income..................................................    $ 52    $ 25    $ 38
                                                                ====    ====    ====

     Power Supply Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

     In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At December 31, 2002, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $34 million, $50 million and $64 respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

     In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped availability payments that may be billed by the MCV Partnership at a 98.5 percent level.

     When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers, on-peak and off-peak capacity, so long as availability does not exceed an average 88.7 percent established in previous MPSC orders. For availability payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under

                             CMS ENERGY CORPORATION
the PPA. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                2003    2004    2005    2006    2007
                                                                ----    ----    ----    ----    ----
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........    $37     $36     $36     $36     $25

     It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

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

     NUCLEAR MATTERS: Throughout 2002, Big Rock, currently in decommissioning, progressed on plan with building and equipment dismantlement to return the site to a natural setting free for any future use. Periodic NRC inspection reports continued to reflect positively on Big Rock project performance. The NRC found all decommissioning activities were performed in accordance with applicable regulatory and license conditions.

     In February 2003, the NRC completed its end-of-cycle plant performance assessment of Palisades. The end-of-cycle review for Palisades covered the 2002 calendar year. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are planned through March 2004. The NRC noted that they are planning inspections of the new independent spent fuel storage facility as needed during construction activities along with routine inspections for the new security requirements.

     Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks" for temporary onsite storage of spent fuel and movement of fuel from the fuel pool to dry casks began. As of March 2003, all of the seven dry casks had been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.

     At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, "dry casks", for temporary on-site storage. As of December 31, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

                             CMS ENERGY CORPORATION

     In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

     In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and recently the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. If the litigation that was commenced in the fourth quarter of 2002 against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

     In March, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC that asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint alleges that the rates of Consumers, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation are unjust and unreasonable with respect to the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief, including the establishing of external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures to assure that adequate funds are available for the storage and disposal of spent nuclear fuel. Consumers has not had an opportunity to review the complaint in detail.

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

     Palisades Plant Operations: In December 2000, the NRC issued an amendment revising the operating license for Palisades to extend its expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

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

     Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001. The plant was returned to service on January 21, 2002 and has been in continuous

                             CMS ENERGY CORPORATION
operation with the exception of three days in December 2002 when there was a transmission line related outage. Consumers' capital expenditures for the components and their installation was approximately $31 million.

     From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

     Insurance: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.7 billion in recoverable limits for the Palisades nuclear plant. Consumers also procures coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. NEIL's policies include coverage for acts of terrorism.

     Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $25.8 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's nuclear facility.

     Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was recently extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

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

     Coal Supply: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2003 to 2005, and total an estimated $276 million. Long-term coal supply contracts account for approximately 60 to 90 percent of Consumers annual coal requirements. In 2002, coal purchases totaled $247 million of which $224 million (88 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

     Power Supply, Capacity and Transmission: As of December 31, 2001, Consumers had future unrecognized commitments to purchase power supply and transmission services under fixed price forward contracts for the years 2003 and 2004 totaling $15 million. Consumers also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants including the MCV Facility. These

                             CMS ENERGY CORPORATION
contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for the years 2003 through 2030 total an estimated $16 billion, undiscounted, which includes $12 billion related to the MCV Facility. This amount may vary depending upon plant availability and fuel costs. If a plant were not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. For further information, see Note 6, Uncertainties, "The Midland Cogeneration Venture" for information concerning power purchases from the MCV Facility.

CONSUMERS' GAS UTILITY CONTINGENCIES

     GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of December 31, 2002, Consumers has an accrued liability of $51 million, net of $31 million of expenditures incurred to date, and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

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

     GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. Under an order issued by the MPSC on March 12, 2003, Consumers is allowed to increase its maximum GCR factor in May 2003, based on a formula that tracks increases in NYMEX prices.

     2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate

                             CMS ENERGY CORPORATION
base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

     2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly distribution bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

     In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumers' arguments to the contrary, the FERC asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued six years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. In December 2002, Consumers established a $3.6 million reserve related to this matter. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

     In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER GAS UNCERTAINTIES

     COLLECTIVE BARGAINING AGREEMENT: As of December 31, 2002, 44 percent of Consumers workforce was represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000, and will continue in full force and effect until June 1, 2005. Consumers is currently negotiating with the Union for a collective bargaining agreement for its Call Center employees.

OTHER UNCERTAINTIES

     CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which CMS Energy had to pay $6 million. At the request of the U.S. Department of Justice in San Francisco (DOJ), CMS Energy and other parties contacted by the DOJ entered into separate tolling agreements with the DOJ in September 2002 that stopped the running of any statute of limitations until March 14, 2003 (later extended to June 30, 2003) to facilitate the settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin tire pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire.

                             CMS ENERGY CORPORATION

     In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement in principle with the plaintiffs in the amount of $9 million. The primary insurance carrier will cover 100 percent of the settlement once the agreement is finalized.

     DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, has filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan State Court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. DFD has appealed the decision by the judge in the Michigan state court case to stay the arbitration. DIG will continue to vigorously defend itself and pursue its claims. CMS Energy cannot predict the outcome of this matter.

     DEARBORN INDUSTRIAL GENERATION CUSTOMER DISPUTES: As a result of the continued delays in the DIG project becoming fully operational, DIG's customers, Ford Motor Company and Rouge Industries, have asserted claims that the continued delays relieve them of certain contractual obligations totaling $43 million. In addition, Ford and/or Rouge have asserted several other commercial claims against DIG relating to operation of the DIG plant. In February 2003, Rouge filed an Arbitration Demand against DIG and CMS MST Michigan, LLC with the American Arbitration Association. Rouge is seeking a total of $27 million plus additional accrued damages at the time of any award, plus interest. More specifically, Rouge is seeking at least $20 million under a Blast Furnace Gas Delivery Agreement in connection with DIG's purported failure to declare a Blast Furnace Gas Delivery Date within a reasonable time period, plus $7 million for assorted damage claims under several legal theories. DIG and CMS MST Michigan, LLC intend to vigorously defend themselves, and DIG has filed claims against Rouge and Ford as part of this arbitration. CMS Energy cannot predict the outcome of this matter.

     DEARBORN INDUSTRIAL GENERATION NOISE ABATEMENT LAWSUIT: In February 2003, DIG was served with a three-count first amended complaint in the matter of Ahmed, et al. v. Dearborn Industrial Generation, LLC, Wayne County Circuit Court Case No. 02-241296-CZ. The complaint seeks damages "in excess of $25,000" and injunctive relief based upon allegations of excessive noise and vibration created by operation of the power plant. The first amended complaint was filed on behalf of six named plaintiffs, all alleged to be adjacent or nearby residents or property owners. The damages alleged are injury to persons and property of the landowners. Certification of a class of "potentially thousands" who have been similarly affected is requested. DIG intends to aggressively defend this action. CMS Energy cannot predict the outcome of this matter.

     MIDLAND COGENERATION VENTURE EXPANSION, LLC: Under an agreement entered into with General Electric Company ("GE") in October 2002, as of December 31, 2002 Midland Cogeneration Venture Expansion, LLC ("MCV Expansion") has a remaining contingent obligation to GE in the amount of $3.5 million that may become payable on July 1, 2003. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. MCV Expansion anticipates but cannot assure that purchase orders will be executed with GE by June 30, 2003 sufficient to eliminate the contingent obligation of $3.5 million.

     CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $7.6 million in damages. Terra appealed this matter to the Michigan Court of Appeals. The Court of Appeals reversed the trial court judgment with respect to

                             CMS ENERGY CORPORATION
the appropriate measure of damages and remanded the case for a new trial on damages. Terra has taken an appeal to the Michigan Supreme Court. A reserve has been established for this matter.

     ARGENTINA ECONOMIC SITUATION: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. dollar to one Argentina peso, converted all dollar-denominated utility tariffs and energy contract obligations into pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

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

     For the year ended December 31, 2002, CMS Energy recorded losses of $31 million, reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to pesos of utility tariffs and energy contract obligations that were previously calculated in dollars.

     While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At December 31, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.3647 pesos per U.S. dollar was $266 million. This amount also reflected the effect of recording, at December 31, 2002, U.S. income taxes with respect to temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration (see Note 11, Income Taxes.)

     OTHER: Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $91 million, the affiliates and CMS Energy believe the claims are without merit and will continue to vigorously contest them.

     CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current U.S. environmental regulatory standards.

                             CMS ENERGY CORPORATION

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

7: SHORT-TERM AND LONG-TERM FINANCINGS

LONG-TERM DEBT SUMMARY

                                                                                          DECEMBER 31
                                                                                       -----------------
                                                      INTEREST RATE(%)    MATURITY      2002      2001
                                                      ----------------    --------      ----      ----
                                                                                          IN MILLIONS
                                                                                           RESTATED
CMS ENERGY
Senior Notes......................................         8.125            2002       $   --    $   350
                                                           7.625            2004          176        180
                                                           6.750            2004          287        300
                                                           9.875            2007          468        500
                                                           8.900            2008          260        269
                                                           7.500            2009          409        480
                                                           8.500            2011          300        350
                                                           8.375            2013          150        150
                                                                                       ------    -------
                                                                                        2,050      2,579
General Term Notes
  Series A........................................                        2002-2010        --         31
  Series B........................................                        2002-2010        --         14
  Series C........................................                        2002-2010        --         58
  Series D........................................         6.90 (a)       2003-2010        94        168
  Series E........................................         7.90 (a)       2003-2010       227        391
  Series F........................................         7.60 (a)       2003-2010       298        288
                                                                                       ------    -------
                                                                                          619        950
Extendible Tenor Rate Adjusted Securities.........         7.000            2005          180        180
Senior Credit Facilities..........................                        2003-2004       291        167
Lines of Credit...................................                          2002           --         22
Other.............................................                                         29         10
                                                                                       ------    -------
                                                                                          500        379

                             CMS ENERGY CORPORATION

                                                                                          DECEMBER 31
                                                                                       -----------------
                                                      INTEREST RATE(%)    MATURITY      2002      2001
                                                      ----------------    --------      ----      ----
                                                                                          IN MILLIONS
                                                                                           RESTATED
CONSUMERS ENERGY
First Mortgage Bonds..............................         6.375            2003           --        300
                                                           7.375            2023          208        208
                                                                                       ------    -------
                                                                                          208        508
Senior Notes......................................    Floating              2002           --        100
                                                           6.000            2005          300         --
                                                           6.250            2006          332        332
                                                           6.375            2008          159        159
                                                           6.200(b)         2008          250        250
                                                           6.875            2018          180        180
                                                           6.500(c)         2018          141        141
                                                           6.500            2028          142        143
                                                                                       ------    -------
                                                                                        1,504      1,305
Securitization Bonds..............................                        2005-2016       453        469
Long-Term Bank Debt...............................                          2003          328        184
Nuclear Fuel Disposal.............................                           (d)          138        135
Pollution Control Revenue Bonds...................         5.100          2010-2018       126        126
Other.............................................                                          8          8
                                                                                       ------    -------
                                                                                        1,053        922
OTHER SUBSIDIARIES................................                                         77        231
Principal Amount Outstanding......................                                      6,011      6,875
Current Amounts...................................                                       (627)    (1,003)
Net Unamortized Discount..........................                                        (28)       (32)
                                                                                       ------    -------
Total Long-Term Debt..............................                                     $5,356    $ 5,840
                                                                                       ======    =======

-------------------------
(a)  Represents the weighted average interest rate at December 31, 2002.

(b) These notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003.

(c) Includes $141 million Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005.

(d)  Maturity date uncertain (see Note 1).

     The scheduled maturities of long-term debt and improvement fund obligations before consideration of refinancings completed subsequent to December 31, 2002 discussed in Note 19 are as follows: $627 million in 2003, $964 million in 2004, $742 million in 2005, $514 million in 2006, $538 million in 2007 and $2,626 million thereafter.

CREDIT FACILITIES

     On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy and included: a $259.9 million revolving credit facility for CMS Energy originally set to mature on March 31, 2003; a $300 million revolving credit facility for CMS Energy, maturing December 15, 2003; a $150 million short-term loan for Enterprises, originally set to mature on December 13, 2002; a $250 million revolving credit facility for Consumers, maturing July 11, 2003; and a $300 million term loan for Consumers, maturing July 11, 2003. In

                             CMS ENERGY CORPORATION

March 2003, the CMS Energy $295.8 million revolving credit facility and $300 million revolving credit facility under which $409 million was then outstanding were amended and restated. The Second Amended and Restated Senior Credit Agreement includes a $234 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September 30, 2004. Also in March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million. The new credit facility matures in March 2004 with two annual extensions at Consumers' option which would extend the maturity to March 2006. In September 2002, CMS Energy retired the $150 million short-term loan to Enterprises using proceeds from the sale of CMS Oil and Gas. Also in September 2002, Consumers' exercised its extension option on the $300 million term loan to move the maturity date to July 11, 2004. At December 31, 2002, $841 million remained outstanding under these facilities, of which Consumers' $250 million revolving credit facility is included in notes payable in the accompanying consolidated balance sheet.

CMS ENERGY

     SHORT-TERM FINANCINGS: At December 31, 2002, CMS had $291 million of borrowings outstanding under its credit facilities. CMS Energy's $295.8 million credit facility had been reduced to $187 million as a result of mandatory prepayments with proceeds of various asset sales and had $187 million of borrowings at December 31, 2002. CMS Energy's $300 million credit facility had $104 million of borrowings and $185 million of letter-of-credit usage outstanding at December 31, 2002.

     GENERAL TERM NOTES: In May 2002, CMS Energy registered $300 million of Series G GTNs. For the year ended December 31, 2002, no Series G GTNs had been issued. In 2002, CMS Energy called $243 million of Series A through F GTNs at interest rates ranging from 7 percent to 9 percent using funds available from asset sales proceeds. At December 31, 2002, CMS Energy had issued and outstanding $619 million GTNs, comprised of $94 million Series D GTNs, $227 million Series E GTNs and $299 million of Series F GTNs with weighted average interest rates of 6.9 percent, 7.9 percent and 7.6 percent, respectively.

CONSUMERS

     AUTHORIZATION: At December 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $677 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

     SHORT-TERM FINANCINGS: At December 31, 2002 Consumers had a $250 million credit facility secured by first mortgage bonds, a first mortgage bond term loan of $155 million and a gas inventory loan of $52 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2002, a total of $457 million was outstanding at a weighted average interest rate of 4.5 percent, compared with $416 million outstanding on a revolving credit facility and unsecured lines of credit at December 31, 2001, at a weighted average interest rate of 2.7 percent.

     At December 31, 2002, Consumers' $250 million credit facility had an effective interest rate of 5.9 percent. The rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. On March 27, 2003, Consumers renewed its revolving credit facility which was set to expire in July 2003. The new $250 million credit facility, secured by first mortgage bonds, matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The cost of the facility is LIBOR plus 350 basis points.

                             CMS ENERGY CORPORATION

     The term loan, collateralized by first mortgage bonds, and the gas inventory loan, collateralized by Consumers' natural gas in storage, were simultaneously entered into in October 2002. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million, of which $207 million was outstanding at December 31, 2002 with an effective interest rate of 6.3 percent.

     LONG-TERM FINANCINGS: In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003.

     At December 31, 2002, Consumers' $300 million credit facility, maturing in July 2004 and secured by first mortgage bonds had an effective interest rate of
8.9 percent. The rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate.

     Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 2.7 percent at December 31, 2002.

     FIRST MORTGAGE BONDS: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its first mortgage bond indenture, its articles of incorporation and the need for regulatory approvals to meet appropriate federal law.

     RESTRICTED PAYMENTS: Under the provisions of its articles of incorporation, Consumers had $394 million of unrestricted retained earnings available to pay common dividends at December 31, 2002. In January 2003, Consumers declared and paid a $78 million common dividend. However, due to Consumers' dividend restrictions included as part of an agreement with its lenders, Consumers' dividends are not to exceed $300 million in any calendar year.

     OTHER: On April 1, 2002, Consumers established a new subsidiary, Consumers Receivables Funding. This consolidated subsidiary was established as a special purpose entity to properly reflect the sale of trade receivables from Consumers to ASCC, an unrelated third party under a trade receivables sale agreement. Prior to the establishment of Consumers Receivables Funding, Consumers sold its accounts receivable directly to ASCC. At December 31, 2002 and 2001, the receivables sold under the program were $325 million and $334 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

     Under the program discussed above, during 2002 and 2001, Consumers sold accounts receivable but retained servicing responsibility. Consumers is responsible for the collectability of the accounts receivable sold, however, the investors associated with the sale of accounts receivable have no recourse to Consumers' other assets for failure of debtors to pay when due and there are no restrictions on accounts receivables not sold. No gain or loss has been recorded on the sale of accounts receivable and Consumers retains no interest in the receivables sold. The average annual discount rate was 2.05 percent and 4.37 percent for 2002 and 2001, respectively.

                             CMS ENERGY CORPORATION

REQUIRED RATIOS

     CMS Energy's and Consumers' credit facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

REQUIRED RATIO                                           LIMITATION            RATIO AT DECEMBER 31, 2002
--------------                                           ----------            --------------------------
CMS ENERGY:
Consolidated Leverage Ratio(a)(b)............    not more than 5.75 to 1.00           5.59 to 1.00
Cash Dividend Coverage Ratio(a)..............    not less than 1.25 to 1.00           1.57 to 1.00
CONSUMERS:
Debt to Capital Ratio(a)(b)..................    not more than 0.65 to 1.00           0.55 to 1.00
Interest Coverage Ratio(a)(b)................    not less than 2.00 to 1.00           4.01 to 1.00

-------------------------
(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) For purposes of these ratios, the terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of these ratios.

     In 1994, CMS Energy executed an indenture with J.P.Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At December 31, 2002, CMS Energy's consolidated leverage ratio was 0.79 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, the indenture contains certain express exceptions to this limitation, and pursuant to one such exception, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding of CMS Energy and of its material subsidiaries.

     Effective January 1, 2003, CMS Energy adopted the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued.

     The off-balance sheet commitments at December 31, 2002 are as follows:

COMMERCIAL COMMITMENTS

                                                                     COMMITMENT EXPIRATION
                                                    --------------------------------------------------------
                                                                          DECEMBER 31
                                                    --------------------------------------------------------
                                                    TOTAL     2003    2004    2005    2006    2007    BEYOND
                                                    -----     ----    ----    ----    ----    ----    ------
                                                                          IN MILLIONS
Off-balance sheet:
  Guarantees....................................    $  524    $ --    $--     $--      $4     $--      $520
  Indemnities...................................       230       5     --      36      --      --       189
  Letters of Credit.............................       296     275     18      --      --      --         3
                                                    ------    ----    ---     ---      --     ---      ----
Total...........................................    $1,050    $280    $18     $36      $4     $--      $712
                                                    ======    ====    ===     ===      ==     ===      ====

     CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $1.0 billion as of December 31, 2002. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in

                             CMS ENERGY CORPORATION
place for contracts of CMS MST that contain certain schedule and performance requirements. As of December 31, 2002, the actual amount of financial exposure covered by these guarantees was $219 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $266 million, which are recorded as liabilities on the Consolidated Balance Sheet at December 31, 2002. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

     The following table is a summary of CMS Energy's guarantees as required by FASB Interpretation No. 45:

                                                                      DECEMBER 31, 2002
                                               ----------------------------------------------------------------
                                                ISSUE     EXPIRATION     MAXIMUM      CARRYING       RECOURSE
GUARANTEE DESCRIPTION                           DATE         DATE       OBLIGATION    AMOUNT(B)    PROVISION(C)
---------------------                           -----     ----------    ----------    ---------    ------------
                                                                         IN MILLIONS
Indemnifications from asset sales and other
  agreements(a)............................    Various     Various        $1,672         $--           $--
Letters of credit..........................    Various     Various           296          --            --
Surety bonds and other indemnifications....    Various     Various           230          --            --
Other guarantees...........................    Various     Various            --         524            --
Nuclear insurance retrospective premiums...    Various     Various            --         120            --

-------------------------
(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which the purchaser is indemnified by CMS Energy or a subsidiary for losses resulting from events such as failure of title to the assets or stock sold by CMS Energy or a subsidiary to the purchaser. CMS Energy believes the likelihood of a loss arising from such events to be remote.

(b) The carrying amount represents the fair market value of guarantees and indemnities on CMS Energy's balance sheet that are entered into subsequent to January 1, 2003.

(c) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

     CMS Energy has entered into typical tax indemnity agreements in connection with a variety of transactions, including transactions for the sale of subsidiaries and assets, equipment leasing and financing agreements. These indemnity agreements generally are not limited in amount and, while a maximum amount of exposure cannot be identified, the amount and probability of liability is considered remote.

     See Note 19 for further discussion of CMS Energy's and Consumers Energy's new financing arrangements as of March 30, 2003.

8: CAPITALIZATION

     The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

     COMPANY-OBLIGATED PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing trust preferred securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the trust preferred security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the trust preferred security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related trust preferred security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and trust preferred security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the

                             CMS ENERGY CORPORATION
trust preferred security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                                     AMOUNT
CMS ENERGY                                                        OUTSTANDING
TRUST AND SECURITIES                                              ------------                 EARLIEST
DECEMBER 31                                            RATE(%)    2002    2001    MATURITY    REDEMPTION
--------------------                                   -------    ----    ----    --------    ----------
                                                                          IN MILLIONS
CMS Energy Trust I(a)..............................     7.75      $173    $173      2027         2001
CMS Energy Trust II(b).............................     8.75        --     301      2004           --
CMS Energy Trust III(c)............................     7.25       220     220      2004           --
                                                                  ----    ----
Total Amount Outstanding...........................               $393    $694
                                                                  ====    ====

-------------------------
(a)  Represents Quarterly Income Preferred Securities that are convertible into
     1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.

(b) On July 1, 2002, the 7,250,000 units of Adjustable Convertible Preferred Securities were converted to 8,787,725 newly issues shares of CMS Energy Common Stock.

(c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by the August 2003 conversion date.

                                                                     AMOUNT
CONSUMERS ENERGY COMPANY                                          OUTSTANDING
TRUST AND SECURITIES                                              ------------                 EARLIEST
DECEMBER 31                                            RATE(%)    2002    2001    MATURITY    REDEMPTION
------------------------                               -------    ----    ----    --------    ----------
                                                                          IN MILLIONS
Consumers Power Company Financing I, Trust
  Originated Preferred Securities..................     8.36      $ 70    $100      2015         2000
Consumers Energy Company Financing II, Trust
  Originated Preferred Securities..................     8.20       120     120      2027         2002
Consumers Energy Company Financing III, Trust
  Originated Preferred Securities..................     9.25       175     175      2029         2004
Consumers Energy Company Financing IV, Trust
  Preferred Securities.............................     9.00       125     125      2031         2006
                                                                  ----    ----
Total Amount Outstanding...........................               $490    $520
                                                                  ====    ====

     In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Obligated Preferred Securities by $30 million.

                             CMS ENERGY CORPORATION

9: EARNINGS PER SHARE AND DIVIDENDS

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                        YEARS ENDED DECEMBER 31
                                                                ----------------------------------------
                                                                               RESTATED         RESTATED
                                                                 2002            2001             2000
                                                                 ----          --------         --------
                                                                 IN MILLIONS, EXCEPT PER SHARE AMOUNTS
NET INCOME (LOSS) APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income (Loss)..............................    $ (620)         $ (448)          $   43
                                                                ======          ======           ======
Net Income (Loss) Attributable to Common Stock:
  CMS Energy -- Basic.......................................    $ (620)         $ (448)          $   43
  Add conversion of Trust Preferred Securities (net of
     tax)...................................................        --(a)           --(a)            --(a)
                                                                ------          ------           ------
CMS Energy -- Diluted.......................................    $ (620)         $ (448)          $   43
                                                                ======          ======           ======
AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC AND
  DILUTED EPS
CMS Energy:
  Average Shares -- Basic...................................     139.0           130.7            113.1
  Add conversion of Trust Preferred Securities..............        --(a)           --(a)            --(a)
  Stock Options.............................................        --              --(b)            --(b)
                                                                ------          ------           ------
  Average Shares -- Diluted.................................     139.0           130.7            113.1
                                                                ======          ======           ======
NET INCOME (LOSS) PER AVERAGE COMMON SHARE
  Basic.....................................................    $(4.46)         $(3.42)          $ 0.38
  Diluted...................................................    $(4.46)         $(3.42)          $ 0.38
                                                                ======          ======           ======

-------------------------
(a) The effects of converting the trust preferred securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(b) Shares of outstanding stock options of 0.2 million for both 2001 and 2000 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

     In February, April, August and November 2002, CMS Energy paid dividends of $0.365, $0.365, $0.18 and $0.18 per share, respectively on CMS Energy Common Stock. In January 2003, the Board of Directors suspended the payment of common stock dividends.

10: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

     The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments and to exploit the presence of internal hedge opportunities that exist among its diversified business segments. CMS Energy, on behalf of its regulated and non-regulated subsidiaries, utilizes a variety of derivative instruments for both trading and non-trading purposes and executes these transactions with external parties through either CMS Enterprises or its marketing subsidiary, CMS MST. These derivative instruments include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged.

     Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit

                             CMS ENERGY CORPORATION
mitigation programs including, among other things, using publicly available credit ratings of such counterparties, internally developed statistical models for credit scoring and use of internal hedging programs to minimize exposure to external counterparties. No material nonperformance is expected.

     COMMODITY DERIVATIVES: Prior to January 1, 2001, CMS Energy accounted for its non-trading commodity contracts as hedges and deferred any changes in the market value and gains/losses resulting from settlements until the hedged transaction was completed. Since January 1, 2001, commodity contracts have been accounted for in accordance with the requirements of SFAS No. 133, as amended and interpreted, and may or may not qualify for hedge accounting treatment depending on the characteristics of each contract.

     DERIVATIVE INSTRUMENTS: CMS Energy adopted SFAS No. 133 on January 1, 2001. This standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying cash flow hedge criteria, in which case the changes in fair value would be reflected in other comprehensive income. CMS Energy generally determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges is recognized in earnings.

     Excluding a substantial portion of CMS MST's operations, CMS Energy believes that the majority of its contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and are not subject to the accounting rules for derivative instruments. CMS Energy uses derivative instruments that require derivative accounting, to limit its exposures to electricity and gas commodity price risk. The interest rate and foreign currency exchange contracts met the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in other comprehensive income.

     On January 1, 2001, upon initial adoption of the standard including adjustments for subsequent guidance, CMS Energy recorded a $7 million, net of tax, cumulative effect adjustment as an increase in accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas call options, gas fuel for generation swap contracts, and interest rate swap contracts that qualified for hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. Based on the pretax initial transition adjustment of $21 million recorded in accumulated other comprehensive income at January 1, 2001, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense and $8 million as an increase in other revenues for the twelve months ended December 31, 2001. CMS Energy recorded $12 million as an increase in interest expense during 2001, which includes the $2 million of additional interest expense at Consumers. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001, resulting in a decrease of other comprehensive income.

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

                             CMS ENERGY CORPORATION

     Financial gas instruments and supply contracts that were assigned to CMS MST from another CMS subsidiary in 2000 and accounted for on an accrual basis were classified as derivatives under SFAS No. 133 on January 1, 2001. Upon adoption of the standard, CMS MST recorded a cumulative effect adjustment to record the fair value of these derivatives, which was a $9 million increase to earnings, net of tax. Any changes after January 1, 2001 in the fair value of these derivatives is included in net income from continuing operations.

     ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts expired in the third quarter of 2002. As of December 31, 2001, Consumers reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

     In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers records any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. During 2002, Consumers recorded, as part of power costs, a $245,000 unrecognized gain on its unexpired electric call options contracts. As of December 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

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

     During 2002, Consumers' electric business also used gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts did not qualify for hedge accounting. Therefore, Consumers recorded any change in the fair value of these contracts directly in earnings as part of power supply costs. These contracts expired in December 2002.

     As of December 31, 2002, Consumers recorded a total of $8 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an

                             CMS ENERGY CORPORATION
increase to other operating revenue during the next 12 months. On April 11, 2002, MCV Partnership changed its accounting for derivatives (Note 18). Consumer's ownership share of the cumulative effective adjustment to earnings is reflected as a change in accounting principle in 2002 in the accompanying statement of income.

     GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts required derivative accounting because they contained embedded put options that disqualified the contracts from the normal purchase exception of SFAS No. 133. These contracts expired in October 2002.

     As of December 31, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million, of which $600,000, represents a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner.

     INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. As of December 31, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap will expire in June 2003. As of December 31, 2002, this interest rate swap had a negative fair value of $1 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swaps are settled on a monthly basis. As of December 31, 2001, this interest rate swap had a negative fair value of $3 million.

     Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed-rate debt, issued in March 2002. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

     In 2001, Consumers had entered into interest rate swaps to hedge the risk associated with the fair value of $400 million of fixed-rate debt, which expire in May 2003 and December 2006. In November 2001, these swaps were terminated and resulted in a $4 million gain that was deferred and recorded as part of the debt. This gain is being recognized over the remaining life of the debt.

     In 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $250 million of debt. These swaps terminated in the third quarter 2001, and resulted in a $4 million gain that has been deferred and recorded as part of the debt. This gain is being recognized over the remaining life of the debt.

     In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that was recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

     ENERGY TRADING ACTIVITIES: CMS Energy, through its subsidiary CMS MST, has engaged in trading activities. CMS MST manages any open positions within certain guidelines that limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. CMS MST's wholesale power and gas trading activities are accounted for under mark-to-market method of accounting consistent with guidance provided in EITF Issue No. 98-10. EITF Issue No. 98-10 has been rescinded by EITF Issue No. 02-03. The consensus rescinding EITF Issue No. 98-10 must be applied to all contracts that existed as

                             CMS ENERGY CORPORATION
of October 25, 2002 and must be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also must be applied immediately to all new contracts entered into after October 25, 2002. See discussion on EITF Issue No. 02-03 under New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts; current-period changes from newly originated transactions and the impact of price movements. Changes in fair values are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

     At December 31, 2002, and 2001, CMS Energy has recorded a net price risk management asset of $81 million and $41 million respectively, net of reserves, related to the unrealized mark-to-market gains on existing wholesale power contracts, gas contracts, and economic hedges for retail activities that are marked as derivatives. For the year ended 2002, $62 million of the $80 million in net price risk management assets were reclassified to assets and liabilities held for sale to reflect the pending sales of CMS MST's wholesale gas and power contracts. In addition, the fair value of these portfolios were reduced by $48 million as a result of fair value evidence derived from the negotiated sales prices for these contracts held for sale. See MD&A disclosure on mark-to-market accounting for further analysis of price risk management assets and liabilities.

                                                                 FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002
                                                   TOTAL       -------------------------------------------------
SOURCE OF FAIR VALUE                             FAIR VALUE    LESS THAN 1    1 TO 3    4 TO 5    GREATER THAN 5
--------------------                             ----------    -----------    ------    ------    --------------
                                                                           IN MILLIONS
                                                                       MATURITY (IN YEARS)
Prices actively quoted.........................     $ 6           $  6         $--       $--           $--
Prices provided by other external sources......      57              7          29        13             8
Prices based on models and other valuation
  methods......................................      17            (15)         19         5             8
                                                    ---           ----         ---       ---           ---
Total..........................................     $80           $ (2)        $48       $18           $16
                                                    ===           ====         ===       ===           ===

                             CMS ENERGY CORPORATION

     FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of December 31, 2002, these swaps had a negative fair value of $7 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis. No ineffectiveness was recognized during the fourth quarter of 2002 under the requirements of SFAS No. 133.

     Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of December 31, 2002 and 2001, the weighted average interest rate associated with outstanding swaps was approximately 5.2 percent and 5.9 percent, respectively.

FLOATING TO FIXED                                           NOTIONAL    MATURITY     FAIR     UNREALIZED
INTEREST RATE SWAPS                                          AMOUNT       DATE       VALUE    GAIN (LOSS)
-------------------                                         --------    --------     -----    -----------
                                                                                         IN MILLIONS
December 31, 2002.......................................      $294      2003-2006    $ (7)        $ 6
December 31, 2001.......................................      $318      2002-2006    $(11)        $(2)

     FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of December 31, 2002.

FIXED TO FLOATING                                           NOTIONAL    MATURITY     FAIR     UNREALIZED
INTEREST RATE SWAPS                                          AMOUNT       DATE       VALUE    GAIN (LOSS)
-------------------                                         --------    --------     -----    -----------
                                                                                         IN MILLIONS
December 31, 2002.......................................      $ --             --     $--         $ 1
December 31, 2001.......................................       200      2004-2005      (1)         (1)

     FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The 2001 estimated 2002 fair value of the foreign exchange and option contracts at December 31, 2002 and 2001 was immaterial and $(1) million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

     The notional amount of the outstanding foreign exchange contracts at December 31, 2002 was $1 million Canadian contracts. Foreign exchange contracts outstanding as of December 31, 2001 had a total notional amount of $50 million related to investments in Brazil. The Brazilian contracts matured during 2002 and had a weighted average transaction rate of 2.58 Brazilian Real to the U.S. dollar.

     FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of December 31, 2002 and 2001 are not

                             CMS ENERGY CORPORATION
necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.

                                                                   AS OF DECEMBER 31
                                         ----------------------------------------------------------------------
                                                       2002                                 2001
                                         ---------------------------------    ---------------------------------
                                         CARRYING     FAIR     UNREALIZED     CARRYING     FAIR     UNREALIZED
                                           COST      VALUE     GAIN(LOSS)       COST      VALUE     GAIN(LOSS)
                                         --------    -----     ----------     --------    -----     ----------
                                                                      IN MILLIONS
Long-Term Debt(a)....................     $5,356     $5,027       $(329)       $5,840     $5,731       $(109)
Preferred Stock and Trust Preferred
  Securities.........................        927        729        (198)        1,258      1,169         (89)
Available-for-Sale Securities:
  Nuclear Decommissioning(b).........     $  458     $  536       $  78        $  467     $  581       $ 114
  SERP...............................         54         57           3            52         56           4
Trading Securities:
  Investments........................     $    5     $    6       $   1        $    4     $    7       $   3

-------------------------
(a)  Settlement of long-term debt is generally not expected until maturity.

(b) Unrealized gains and losses on nuclear decommissioning investments are classified in accumulated depreciation.

11: INCOME TAXES

     CMS Energy and its subsidiaries file a consolidated federal income tax return. Income taxes are generally allocated based on each company's separate taxable income. CMS Energy utilizes deferred tax accounting for temporary differences in accordance with SFAS No. 109, Accounting for Income Taxes.

     U.S. income taxes are not recorded on the undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely. Upon distribution, those earnings may be subject to both U.S. income taxes (adjusted for foreign tax credits or deductions) and withholding taxes payable to various foreign countries. CMS Energy annually determines the amount of undistributed foreign earnings that it expects will remain invested indefinitely in foreign subsidiaries. Cumulative undistributed earnings of foreign subsidiaries for which income taxes have not been provided totaled approximately $2 million at December 31, 2002. It is impractical to estimate the amount of unrecognized deferred income taxes or withholding taxes on these undistributed earnings. Also, at December 31, 2002, CMS Energy recorded U.S. income taxes with respect to temporary differences between the book and tax bases of foreign investments that were determined to be no longer essentially permanent in duration.

     The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back consolidated 2001 and 2002 tax losses to tax years 1996 through 1999 to obtain refunds of prior years tax payments totaling $250 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $47 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy.

     CMS Energy used ITC to reduce current income taxes payable, and amortizes ITC over the life of the related property. Alternative minimum tax AMT paid generally becomes a tax credit that CMS Energy can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. At December 31, 2002, CMS Energy had AMT credit carryforwards in the amount of $207 million that do not expire, tax loss carryforwards in the amount of $327 million that expire in 2021 and 2022, capital loss

                             CMS ENERGY CORPORATION
carryforwards in the amount of $215 million that expire in 2007, and general business credit carryforwards in the amount of $39 million that expire in 2005.

     The significant components of income tax expense (benefit) on continuing operations consisted of:

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                         RESTATED    RESTATED
                                                                2002       2001        2000
                                                                ----     --------    --------
                                                                         IN MILLIONS
Current income taxes
  Federal...................................................    $(105)    $(197)       $ 74
  State and local...........................................       (8)        7           4
  Foreign...................................................       25        (3)         21
                                                                -----     -----        ----
                                                                $ (88)    $(193)       $ 99
Deferred income taxes
  Federal...................................................      103        94         (91)
  State.....................................................        2         1          11
  Foreign...................................................        2         8          24
                                                                -----     -----        ----
                                                                $ 107     $ 103         (56)
Deferred ITC, net...........................................       (6)       (8)         (9)
                                                                -----     -----        ----
Tax expense (benefit).......................................    $  13     $ (98)       $ 34
                                                                =====     =====        ====

     The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the consolidated balance sheet are as follows:

                                                                    DECEMBER 31
                                                                -------------------
                                                                           RESTATED
                                                                 2002        2001
                                                                 ----      --------
                                                                    IN MILLIONS
Property....................................................    $  (814)   $  (826)
Securitization costs........................................       (192)      (194)
Unconsolidated investments..................................         79       (119)
Postretirement benefits.....................................        (72)       (76)
Gas inventories.............................................        (74)       (57)
Employee benefit obligations................................        265        148
Tax credit carryforward.....................................        247        182
Tax loss carryforward.......................................        190         --
Power purchases.............................................         18         27
Regulatory liabilities......................................        115        104
Other, net..................................................       (191)       (62)
                                                                -------    -------
  Net deferred tax assets (liabilities).....................    $  (429)   $  (873)
                                                                =======    =======
Deferred tax liabilities....................................    $(1,288)   $(1,442)
Deferred tax assets.........................................        859        569
                                                                -------    -------
  Net deferred tax assets (liabilities).....................    $  (429)   $  (873)
                                                                =======    =======

                             CMS ENERGY CORPORATION

     The actual income tax expense on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

                                                                         RESTATED    RESTATED
                                                                2002       2001        2000
                                                                ----     --------    --------
                                                                         IN MILLIONS
Loss from continuing operations before income taxes and
  minority interests
  Domestic..................................................    $(505)    $(349)      $ 206
  Foreign...................................................      102        18        (209)
                                                                -----     -----       -----
     Total..................................................     (403)     (331)         (3)
Statutory federal income tax rate...........................     x 35%     x 35%       x 35%
                                                                -----     -----       -----
Expected income tax expense.................................     (141)     (116)         (1)
Increase (decrease) in taxes from:
  Property differences......................................       18        23          27
  Income tax effect of foreign investments..................       93         7           9
  Tax credits...............................................       51        (8)         (9)
  State and local income taxes, net of federal benefit......       (7)        3          10
  Other, net................................................       (1)       (7)         (2)
                                                                -----     -----       -----
Recorded income tax expense.................................    $  13     $ (98)      $  34
                                                                =====     =====       =====
Effective tax rate..........................................      3.3%     29.7%         (a)
                                                                =====     =====       =====

-------------------------
(a) Because of the small size of the net loss in 2000, the effective tax rate is not meaningful. Changes in the effective tax rate in 2002 from 2001 resulted principally from the reduction in AMT credit carryforwards and the recording of U.S. taxes on undistributed earnings and basis difference of foreign subsidiaries.

12: EXECUTIVE INCENTIVE COMPENSATION

     Under CMS Energy's Performance Incentive Stock Plan, restricted shares of CMS Energy Common Stock as well as stock options and stock appreciation rights relating to common stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent of Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeitures of shares previously awarded will increase the number of shares available to be awarded under the plan. At December 31, 2002, awards of up to 1,716,856 shares of CMS Energy Common Stock may be issued.

     Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. Some restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2002, 375,039 of the 958,326 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

     Under the plan, stock options and stock appreciation rights relating to Common Stock are granted with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; some vest over five years at the rate of 25 percent per year beginning at the end of the first year and others vest over three years at a rate of 33 1/3 percent per year after one year. All options expire up to ten years and one month

                             CMS ENERGY CORPORATION
from date of grant. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under the plan follows.

                                                            RESTRICTED
                                                              STOCK                     OPTIONS
                                                            ----------      -------------------------------
                                                              NUMBER         NUMBER        WEIGHTED-AVERAGE
                                                            OF SHARES       OF SHARES       EXERCISE PRICE
                                                            ---------       ---------      ----------------
CMS ENERGY COMMON STOCK:
Outstanding at January 1, 2000..........................      884,129       2,530,040           $35.33
  Granted...............................................      246,250         878,630           $17.96
  Exercised or Issued...................................     (134,173)       (185,600)          $17.36
  Forfeited.............................................     (209,779)             --               --
  Expired...............................................           --        (164,884)          $34.58
                                                             --------       ---------           ------
Outstanding at December 31, 2000........................      786,427       3,058,186           $31.47
  Granted...............................................      266,500       1,036,000           $30.21
  Exercised or Issued...................................      (82,765)       (150,174)          $19.11
  Forfeited.............................................     (182,177)             --               --
  Expired...............................................           --         (31,832)          $35.10
                                                             --------       ---------           ------
Outstanding at December 31, 2001........................      787,985       3,912,180           $31.58
  Granted...............................................      512,726       1,492,200           $15.64
  Exercised or Issued...................................     (116,562)        (39,600)          $17.07
  Forfeited.............................................     (225,823)             --               --
  Expired...............................................           --        (243,160)          $28.91
                                                             --------       ---------           ------
Outstanding at December 31, 2002........................      958,326       5,121,620           $27.18
                                                             ========       =========           ======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                            NUMBER OF       WEIGHTED-         WEIGHTED-
                                                             SHARES          AVERAGE           AVERAGE
RANGE OF EXERCISE PRICES                                   OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
------------------------                                   -----------    --------------    --------------
CMS ENERGY COMMON STOCK:
$ 8.12 -- $17.00.......................................     1,198,300       8.64 years          $11.85
$18.00 -- $24.75.......................................     1,096,286       7.60 years          $22.40
$25.13 -- $31.04.......................................     1,221,576       6.85 years          $30.33
$33.11 -- $39.06.......................................     1,042,552       6.07 years          $37.80
$41.44 -- $44.06.......................................       562,906       5.92 years          $42.58
                                                            ---------       ----------          ------
$ 8.12 -- $44.06.......................................     5,121,620       7.17 years          $27.18
                                                            =========       ==========          ======

     At December 31, 2002, 2001 and 2000, the number of stock options exercisable were 5,007,329, 3,760,883, and 2,827,971, respectively.

     The weighted average fair value of options granted for CMS Energy Common Stock in February 2002 was $3.84, and in July 2002, $1.44. In 2001 and 2000, the weighted average fair value of options granted for CMS Energy Common Stock were $6.43 and $2.04, respectively. Fair value is estimated using the Black-Scholes

                             CMS ENERGY CORPORATION
model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions. For 2002, the assumptions listed are for the February grant, followed by the July grant:

                                                                      YEARS ENDED DECEMBER 31
                                                            -------------------------------------------
                                                            FEBRUARY     JULY
                                                              2002       2002         2001        2000
                                                            --------     ----         ----        ----
CMS ENERGY COMMON STOCK OPTIONS
Risk-free interest rate.................................      3.95%        3.16%       4.77%       6.56%
Expected stock-price volatility.........................     32.44%       40.81%      30.59%      27.25%
Expected dividend rate..................................     0.365      $0.1825      $0.365      $0.365
Expected option life (years)............................       4.2          4.2         4.2         4.1

     In 2002 CMS Energy adopted the fair value method of accounting for stock based compensation under SFAS No. 123 as amended by SFAS No. 148 on a prospective method. Accordingly, CMS Energy recognized the $4 million fair value of stock based awards granted, modified or settled in 2002 in operating expenses.

     CMS Energy applied APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Prior to 2002, stock options were granted at market price, no compensation cost was recognized for stock options granted under the plan. The net compensation cost charged against income for restricted stock was less than $1 million in 2002, $1 million in 2001, and $2 million in 2000. If compensation cost for stock options had been determined in accordance with SFAS No. 123, in 2001, and 2000, CMS Energy's consolidated net income (loss), as reported and pro forma, and earnings per share would have been as follows:

                                                               YEARS ENDED DECEMBER 31
                                 ------------------------------------------------------------------------------------
                                                            RESTATED                      RESTATED
                                 2002    BASIC    DILUTED     2001     BASIC    DILUTED     2000     BASIC    DILUTED
                                 ----    -----    -------   --------   -----    -------   --------   -----    -------
                                                        IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Net income (loss), as
  reported.....................  $(620)  $(4.46)  $(4.46)    $(448)    $(3.42)  $(3.42)     $43      $ 0.38   $ 0.38
Add: Stock-based employee
  compensation expense included
  in reported net income
  (loss), net of related
  taxes........................      3     0.02     0.02        --         --       --       --          --       --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related taxes.........     (3)   (0.02)   (0.02)       (4)     (0.03)   (0.03)      (1)      (0.01)   (0.01)
                                 -----   ------   ------     -----     ------   ------      ---      ------   ------
Pro forma net income (loss)....  $(620)  $(4.46)  $(4.46)    $(452)    $(3.45)  $(3.45)     $42      $ 0.37   $ 0.37
                                 =====   ======   ======     =====     ======   ======      ===      ======   ======

13: RETIREMENT BENEFITS

     CMS Energy and its subsidiaries provide retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP and EISP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit pension plan of Consumers and CMS Energy, and a defined contribution 401(k) plan.

                             CMS ENERGY CORPORATION

     Weighted-Average Assumptions:

                                                                    YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------------------
                                                        PENSION & SERP                       OPEB
                                                 ----------------------------    -----------------------------
                                                         RESTATED    RESTATED             RESTATED    RESTATED
                                                 2002      2001        2000      2002       2001        2000
                                                 ----    --------    --------    ----     --------    --------
Discount rate................................    6.75%     7.25%       7.75%     6.75%     7.25%       7.75%
Expected long-term rate of return on plan
  assets: ...................................    8.75%     9.75%       9.75%
  Union......................................                                    8.75%     9.75%       9.75%
  Non-Union..................................                                    6.00%     6.00%       6.00%
Rate of compensation increase:
  Pension -- to age 45.......................    3.50%     5.25%       5.25%
  -- age 45 to assumed retirement............    3.50%     3.75%       3.75%
SERP.........................................    5.50%     5.50%       5.50%

     Retiree health care costs at December 31, 2002 are based on the assumption that costs would increase 8.5 percent in 2002 with a gradual decrease to 5.5 percent in 2010 and thereafter.

     Net Pension Plan, SERP, EISP, and OPEB costs consist of:

                                                                    YEARS ENDED DECEMBER 31
                                                    --------------------------------------------------------
                                                      PENSION & SERP & EISP                   OPEB
                                                    -------------------------       ------------------------
                                                    2002       2001      2000       2002      2001      2000
                                                    ----       ----      ----       ----      ----      ----
                                                                          IN MILLIONS
Service cost....................................    $  46      $ 39      $ 33       $ 20      $ 16      $ 14
Interest expense................................       89        88        82         69        62        56
Expected return on plan assets..................     (103)      (98)      (92)       (43)      (41)      (35)
Amortization of:
  Prior service cost............................        8         8         6         (1)       (1)       --
  Net transition (asset)........................       --        (5)       (5)        --        --        --
  Other.........................................       (1)       (1)       (2)        10         1        (2)
Plan amendments.................................        4        --        --         --        --        --
                                                    -----      ----      ----       ----      ----      ----
Net periodic benefit cost.......................    $  43      $ 31      $ 22       $ 55      $ 37      $ 33
                                                    =====      ====      ====       ====      ====      ====

     The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                          IN MILLIONS
Effect on total service and interest cost components........         $ 15             $ (12)
Effect on accumulated postretirement benefit obligation.....          137              (114)

                             CMS ENERGY CORPORATION

     The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:

                                                PENSION PLAN                SERP                 OPEB
                                             -------------------       --------------      ----------------
                                              2002         2001        2002      2001      2002       2001
                                              ----         ----        ----      ----      ----       ----
                                                                      IN MILLIONS
Benefit obligation, January 1............    $1,195       $1,081       $ 73      $ 58      $ 957      $ 815
Service cost.............................        40           36          4         3         20         16
Interest cost............................        84           83          5         5         69         62
Plan amendments..........................         4           --         --        --        (64)       (18)
Actuarial loss (gain)....................        72           96          1         8         41        116
Benefits paid............................      (138)        (101)        (2)       (1)       (40)       (35)
                                             ------       ------       ----      ----      -----      -----
Benefit obligation, December 31..........    $1,257       $1,195       $ 81      $ 73      $ 983      $ 957
                                             ------       ------       ----      ----      -----      -----
Plan assets at fair value, January 1.....    $  845       $  994       $ --      $ --      $ 509      $ 473
Actual return on plan assets.............      (164)        (113)        --        --        (43)       (21)
Company contribution.....................        64           65          2         1         83         57
Actual benefits paid.....................      (138)        (101)        (2)       (1)       (40)        (1)
                                             ------       ------       ----      ----      -----      -----
Plan assets at fair value, December 31...    $  607(a)    $  845(a)    $ --      $ --      $ 509      $ 508
                                             ------       ------       ----      ----      -----      -----
Benefit obligation less than (in excess
  of) plan assets........................    $ (650)      $ (350)      $(81)     $(73)     $(474)     $(448)
Unrecognized:
  Net (gain) loss from experience
     different than assumed..............       574          235         13        12        313        197
  Prior service cost.....................        60           68          1         1        (77)       (16)
  Other..................................        (7)          (7)        --        --         --         --
                                             ------       ------       ----      ----      -----      -----
Recorded liability.......................    $  (23)      $  (54)      $(67)     $(60)     $(238)     $(267)
                                             ======       ======       ====      ====      =====      =====
Additional minimum pension
  liability(b)...........................    $ (426)          --         --        --         --         --
                                             ------       ------       ----      ----      -----      -----
Total recorded liability.................    $ (449)      $  (54)      $(67)     $(60)     $(238)     $(267)
                                             ======       ======       ====      ====      =====      =====

-------------------------
(a) Primarily stocks and bonds, including 5,241,656 and 141,000 shares of CMS Energy Common Stock in Pension Plan assets and OPEB plan assets, respectively, with fair values of $49 million and $1 million, respectively, at December 31, 2002. Fair values at December 31, 2001 were $126 million and $3 million for the Pension Plan assets and OPEB plan assets, respectively.

(b) The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. At December 31, 2002, the value of the Pension Plan assets was $607 million and Accumulated Benefit Obligation was at $1.055 billion. In accordance with SFAS No. 87, CMS Energy recognized an additional $426 million pension liability, recorded a $53 million intangible asset and charged $373 million ($242 after-tax) to accumulated other comprehensive income.

     SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2002 and 2001, trust assets were $57 million and $56 million, respectively, and were classified as other noncurrent assets. The Accumulated Benefit Obligation for SERP was $54 million in 2002 and $48 million in 2001.

     The Executive Incentive Separation Plan (EISP) was established to provide flexibility in separation of employment by officers, a select group of management, or other highly compensated employees. Terms of the plan may include payment of a lump sum, payment of monthly benefits for life, payment of premium for

                             CMS ENERGY CORPORATION
continuation of health care, or any other legally permissible term deemed to be in the best interest of CMS Energy to offer. As of December 31, 2002, the Accumulated Benefit Obligation of the EISP was $1.7 million.

     The Pension Plan includes amounts for Panhandle employees which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees that are vested under the Pension Plan. CMS Energy does not expect the curtailment from both the Pension and OPEB Plans to be material.

     Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $12 million in 2002, $26 million in 2001, and $24 million in 2000. Effective September 1, 2002, the employer's match for the 401(k) plan was suspended until January 1, 2005.

     Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

     CMS Energy and its subsidiaries adopted SFAS No. 106, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation"). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

14: LEASES

     CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, construction equipment, computer equipment, and buildings. In November 2001, Consumers' nuclear fuel capital leasing arrangement expired upon mutual agreement by the lessor and Consumers. At termination of the lease, Consumers paid the lessor $48 million, which was the lessor's remaining investment at that time. Consumers has both full-service and net leases, the latter of which requires Consumers to pay for taxes, maintenance, operating costs, and insurance.

     Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 2002 were:

                                                                CAPITAL    OPERATING
                                                                LEASES      LEASES
                                                                -------    ---------
                                                                    IN MILLIONS
2003........................................................     $ 21         $16
2004........................................................       20          12
2005........................................................       18          10
2006........................................................       17           9
2007........................................................       16           8
2008 and thereafter.........................................       71          38
                                                                 ----         ---
Total minimum lease payments................................      163         $93
                                                                              ===
Less imputed interest.......................................      (28)
                                                                 ----
Present value of net minimum lease payments.................      135
Less current portion........................................      (13)
Less non-current portion of off-balance sheet lease
  payments..................................................       (6)
                                                                 ----
Non-current portion.........................................     $116
                                                                 ====

                             CMS ENERGY CORPORATION

     The minimum lease rental commitments as shown do not include amounts for Panhandle and Field Services, as those business units have been discontinued. Collectively, Panhandle, Field Services and Viron have $62 million on $1 million in future commitments for operating and capital leases, respectively.

     For the years ended December 31, 2002, 2001, and 2000, operating lease charges, including charges to clearing and other accounts, were $13 million, $15 million, and $22 million, respectively. Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense.

     For the years ended December 31, 2002, 2001 and 2000, capital lease expenses were $20 million, $25 million, and $40 million, respectively. Included in these amounts for the years ended 2002, 2001 and 2000 are nuclear fuel lease expenses of $-- million, $7 million, and $22 million, respectively.

     In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. The new office-building lessor has committed to fund up to $65 million for construction of the building and has appointed Consumers the construction agent for the project. Consumers' balance sheet as of December 31, 2002, reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $54 million. The agreement is a seven-year lease term with payments commencing upon completion of construction, which occurred in March 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. Estimated minimum lease commitments, assuming an investment of $60 million and rates consistent with LIBOR at the inception of the lease, would be approximately $4 million annually from April 2003 through April 2008 and a total of $54 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

15: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                  NET        ACCUMULATED
                                                              INVESTMENT    DEPRECIATION
                                                              -----------   -------------
DECEMBER 31                                                   2002   2001   2002    2001
-----------                                                   ----   ----   ----    ----
                                                                      IN MILLIONS
Campbell Unit 3 -- 93.3 percent.............................  $299   $279   $312    $312
Ludington -- 51 percent.....................................    75     76     94      88
Transmission facilities -- various..........................    --     37     --      40
Distribution lines -- various...............................    13     10      1      --

16: REPORTABLE SEGMENTS

     In 2002, CMS Energy operated principally in the following five reportable segments: electric utility; gas utility; independent power production; natural gas transmission; and marketing, services and trading. In 2003, operations will include three reportable segments: electric utility, gas utility, and enterprises.

     CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based on the net income of each segment. The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers Energy. The gas utility

                             CMS ENERGY CORPORATION
segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers Energy. Independent power production invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. Natural gas transmission owns, develops, and manages natural gas facilities. The marketing, services and trading segment provides gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users.

     The Consolidated Statements of Income show operating revenue and operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated operating income by segment. Other financial data for reportable segments and geographic area are as follows:

REPORTABLE SEGMENTS

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                           RESTATED    RESTATED
                                                                 2002        2001        2000
                                                                 ----      --------    --------
                                                                          IN MILLIONS
Net Income
  Electric utility(e).......................................    $   264    $   120     $   173
  Gas utility...............................................         46         21          20
  Natural gas transmission..................................        (30)       (53)         11
  Independent power production..............................       (336)       (63)        (92)
  Marketing, services and trading(e)........................        (42)       (15)         13
  Other.....................................................       (522)      (458)        (82)
                                                                -------    -------     -------
                                                                $  (620)   $  (448)    $    43
                                                                =======    =======     =======
Income Taxes
  Electric utility..........................................    $   138    $    69     $   123
  Gas utility...............................................         33         25          24
  Natural gas transmission..................................         36        (31)          2
  Independent power production..............................       (112)       (21)        (19)
  Marketing, services and trading...........................        (23)        (8)          8
  Other.....................................................        (59)      (132)       (104)
                                                                -------    -------     -------
                                                                $    13    $   (98)    $    34
                                                                =======    =======     =======
Depreciation, Depletion and Amortization
  Electric utility..........................................    $   228    $   219     $   311
  Gas utility...............................................        118        118         113
  Natural gas transmission..................................          8         11          11
  Independent power production..............................         38         40          45
  Marketing, services and trading...........................          6          5           5
  Other.....................................................          5          5           4
                                                                -------    -------     -------
                                                                $   403    $   398     $   489
                                                                =======    =======     =======

                             CMS ENERGY CORPORATION

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                           RESTATED    RESTATED
                                                                 2002        2001        2000
                                                                 ----      --------    --------
                                                                          IN MILLIONS
Identifiable Assets
  Electric utility(a).......................................    $ 5,744    $ 5,454     $ 5,230
  Gas utility(a)............................................      2,002      2,194       1,776
  Natural gas transmission..................................      2,828      3,953       4,025
  Independent power production..............................      1,816      2,630       2,699
  Marketing, services and trading...........................        794      1,139       1,600
  Other.....................................................        731      1,405       1,573
                                                                -------    -------     -------
                                                                $13,915    $16,775     $16,903
                                                                =======    =======     =======
Capital Expenditures(b)
  Electric utility..........................................    $   437    $   623     $   430
  Gas utility...............................................        181        145         120
  Natural gas transmission..................................        104         76         145
  Independent power production..............................         79         69         191
  Marketing, services and trading...........................          4          8           6
  Other.....................................................          1        292         192
                                                                -------    -------     -------
                                                                $   806    $ 1,213     $ 1,084
                                                                =======    =======     =======
Investments in Equity Method Investees
  Natural gas transmission..................................    $   178    $   577     $   549
  Independent power production..............................        505        714         904
  Marketing, services and trading...........................          8         26          28
  Other.....................................................          4         79          61
                                                                -------    -------     -------
                                                                $   695    $ 1,396     $ 1,542
                                                                =======    =======     =======
Earnings from Equity Method Investees(c)
  Natural gas transmission..................................    $    10    $    13     $    36
  Independent power production..............................        193        157         168
  Marketing, services and trading...........................          9         10           9
  Other.....................................................        (58)         5           1
                                                                -------    -------     -------
                                                                $   154    $   185     $   214
                                                                =======    =======     =======

                             CMS ENERGY CORPORATION

Geographic Areas(d)

                                                                              PRETAX
                                                                OPERATING    OPERATING    IDENTIFIABLE
                                                                 REVENUE      INCOME         ASSETS
                                                                ---------    ---------    ------------
2002
  United States.............................................     $8,434        $  15        $12,459
  International.............................................        260          120          1,456
2001 -- Restated
  United States.............................................     $7,716        $ 213        $13,900
  International.............................................        347           30          2,875
2000 -- Restated
  United States.............................................     $6,319        $ 629        $13,672
  International.............................................        378         (161)         3,231

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

(e) Amounts exclude a $11 million decrease and $9 million increase related to cumulative effect of accounting change in 2001 related to electric utility and MS&T segments.

17. EQUITY METHOD INVESTMENTS

     Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. In 2002, 2001 and 2000 consolidated net income included distributions in excess of (less than) earnings of $(39) million, $68 million, and $(171) million, respectively, from these investments. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar, as well as its 46 percent interest in First Midland and 40 percent interest in Taweelah. CMS Energy's investment in Loy Yang met the test of a significant subsidiary in prior years but was not reported separately in 2002 or 2001 as a result of the write-off of the investment in the fourth quarter of 2000 (Note
3). Summarized combined financial information of CMS Energy's equity method investments follows, with the exception of the MCV Partnership

                             CMS ENERGY CORPORATION
that is disclosed separately in Note 18, Summarized Financial Information of Significant Related Energy Supplier.

Income Statement Data

                                                              YEARS ENDED DECEMBER 31, 2002
                                          ----------------------------------------------------------------------
                                                                      FIRST
                                          JORF LASFAR    LOY YANG    MIDLAND    TAWEELAH    ALL OTHERS    TOTAL
                                          -----------    --------    -------    --------    ----------    -----
                                                                       IN MILLIONS
Operating revenue.....................       $364          $ --       $ 91        $101        $3,881      $4,437
Operating expenses....................        178            --          4          33         3,454       3,669
                                             ----          ----       ----        ----        ------      ------
Operating income......................        186            --         87          68           427         768
Other expense, net....................         54            --         49          32           506         641
                                             ----          ----       ----        ----        ------      ------
Net income............................       $132          $ --       $ 38        $ 36        $  (79)     $  127
                                             ====          ====       ====        ====        ======      ======

                                                              YEARS ENDED DECEMBER 31, 2001
                                         -----------------------------------------------------------------------
                                                                     FIRST
                                         JORF LASFAR    LOY YANG    MIDLAND    TAWEELAH    ALL OTHERS     TOTAL
                                         -----------    --------    -------    --------    ----------     -----
                                                                       IN MILLIONS
Operating revenue....................       $357          $ --       $ 99        $ 44        $4,219      $ 4,719
Operating expenses...................        143            --          6          17         3,653        3,819
                                            ----          ----       ----        ----        ------      -------
Operating income.....................        214            --         93          27           566          900
Other expense, net...................         53            --         63           8           425          549
                                            ----          ----       ----        ----        ------      -------
Net income...........................       $161          $ --       $ 30        $ 19        $  141      $   351
                                            ====          ====       ====        ====        ======      =======

                                                              YEARS ENDED DECEMBER 31, 2000
                                         -----------------------------------------------------------------------
                                                                     FIRST
                                         JORF LASFAR    LOY YANG    MIDLAND    TAWEELAH    ALL OTHERS     TOTAL
                                         -----------    --------    -------    --------    ----------     -----
                                                                       IN MILLIONS
Operating revenue....................       $246          $268       $109        $ 17        $3,735      $ 4,375
Operating expenses...................         99           123          2           9         3,336        3,569
                                            ----          ----       ----        ----        ------      -------
Operating income.....................        147           145        107           8           399          806
Other expense, net...................         29           169         80           6           166          450
                                            ----          ----       ----        ----        ------      -------
Net income...........................       $118          $(24)      $ 27        $  2        $  233      $   356
                                            ====          ====       ====        ====        ======      =======

                             CMS ENERGY CORPORATION

Balance Sheet Data

                                                                    DECEMBER 31, 2002
                                         -----------------------------------------------------------------------
                                                                     FIRST
                                         JORF LASFAR    LOY YANG    MIDLAND    TAWEELAH    ALL OTHERS     TOTAL
                                         -----------    --------    -------    --------    ----------     -----
                                                                       IN MILLIONS
Assets
  Current assets.....................      $  174         $--       $   --       $ 91        $  938      $ 1,203
  Property, plant and equipment,
     net.............................           7          --           --        656         6,254        6,917
  Other assets.......................       2,349          --          998         10         1,073        4,430
                                           ------         ---       ------       ----        ------      -------
                                           $2,530         $--       $  998       $757        $8,265      $12,550
                                           ======         ===       ======       ====        ======      =======
Liabilities and Equity
  Current liabilities................      $  249         $--       $   22       $ 95        $1,617      $ 1,983
  Long-term debt and other
     non-current liabilities.........       1,802          --          428        530         4,096        6,856
  Equity.............................         479          --          548        132         2,552        3,711
                                           ------         ---       ------       ----        ------      -------
                                           $2,530         $--       $  998       $757        $8,265      $12,550
                                           ======         ===       ======       ====        ======      =======

Balance Sheet Data

                                                                    DECEMBER 31, 2001
                                         -----------------------------------------------------------------------
                                                                    FIRST
                                         JORF LASFAR    LOY YANG    MIDLAND    TAWEELAH    ALL OTHERS     TOTAL
                                         -----------    --------    -------    --------    ----------    -------
                                                                       IN MILLIONS
Assets
  Current assets.....................      $  190         $--       $   --       $127        $1,033      $ 1,350
  Property, plant and equipment,
     net.............................           6          --           --        676         6,929        7,611
  Other assets.......................       2,475          --        1,138         --         1,028        4,641
                                           ------         ---       ------       ----        ------      -------
                                           $2,671         $--       $1,138       $803        $8,990      $13,602
                                           ======         ===       ======       ====        ======      =======
Liabilities and Equity
  Current liabilities................      $  188         $--       $   28       $ 38        $  891      $ 1,145
  Long-term debt and other
     non-current liabilities.........       1,918          --          569        630         5,164        8,281
  Equity.............................         565          --          541        135         2,935        4,176
                                           ------         ---       ------       ----        ------      -------
                                           $2,671         $--       $1,138       $803        $8,990      $13,602
                                           ======         ===       ======       ====        ======      =======

                             CMS ENERGY CORPORATION

18: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 6, Consumers' 2002 obligation to purchase electric capacity from the MCV Partnership provided 15.1 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                    YEARS ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                2002    2001    2000
                                                                ----    ----    ----
                                                                    IN MILLIONS
Operating revenue(a)........................................    $597    $611    $604
Operating expenses..........................................     409     453     392
                                                                ----    ----    ----
Operating income............................................     188     158     212
Other expense, net..........................................     114     110     122
                                                                ----    ----    ----
Net income before cumulative effect of accounting change....      74      48      90
Cumulative effect of change in method of accounting for
  derivative options contracts (April 1, 2002)(b)...........      58      --      --
                                                                ----    ----    ----
Net income..................................................    $132    $ 48    $ 90
                                                                ====    ====    ====

BALANCE SHEETS

                             DECEMBER 31
                           ---------------
                            2002     2001
                            ----     ----
                             IN MILLIONS
ASSETS
  Current assets(c)......  $  356   $  341
  Plant, net.............   1,550    1,610
  Other assets...........     192      166
                           ------   ------
                           $2,098   $2,117
                           ======   ======

                             DECEMBER 31
                           ---------------
                            2002     2001
                            ----     ----
                             IN MILLIONS
LIABILITIES AND EQUITY
Current liabilities......  $  209   $  320
Non-current
  liabilities(d).........   1,155    1,245
Partners' equity(e)......     734      552
                           ------   ------
                           $2,098   $2,117
                           ======   ======

-------------------------
(a) For 2002, 2001, and 2000, revenue from Consumers totaled $557 million, $550 million and $569 million, respectively.

(b) On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts containing an option component at fair value. As a result, a $58 million cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings. CMS Midland's 49 percent ownership share was $28 million, $18 million after tax.

(c) At December 31, 2002 and 2001, receivables from Consumers totaled $44 and $49 million, respectively.

(d) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2002 and 2001, the MCV Partnership owed lease obligations of $975 million and $1.11 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2002 lease payments was $34 million and $65 million, respectively, and for the 2001 lease payments was $36 million and $54 million, respectively. As of December 31, 2002 and 2001, the lease payments service $449 million and $597 million in non-recourse debt outstanding, respectively, of the owner trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2002 and 2001, the owner trust made debt payments (including interest) of $370 million and $217 million, respectively. FMLP's earnings for 2002, 2001, and 2000 were $38 million, $30 million, and $30 million, respectively.

                             CMS ENERGY CORPORATION

(e) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which Consumers is amortizing to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until it meets certain financial test requirements. Consumers does not anticipate receiving a cash distribution in the near future.

19: FINANCIAL IMPROVEMENT PLAN

CAPITAL RESOURCES AND LIQUIDITY

     CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy historically has met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

     During 2003, CMS Energy has contractual obligations and planned capital expenditures that will require substantial amounts of cash. As of March 14, 2003, CMS Energy at the parent level had approximately $615 million, Consumers Energy and its subsidiaries had approximately $777 million, and Panhandle and its subsidiaries had approximately $52 million of publicly issued and credit facility debt maturing in 2003. CMS Energy and Consumers Energy have taken significant steps to address their 2003 maturities, as described. In addition, CMS Energy also could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle. In December 2002, CMS Energy signed a definitive agreement to sell Panhandle for a total of $1.828 billion, which is expected to result in $662 million of cash and $1.166 billion of debt assumption. However, closing of the sale is pending action by the Federal Trade Commission. All other regulatory approvals have been granted.

CMS ENERGY PARENT LEVEL LIQUIDITY

     CMS Energy at the parent level is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan that involves the sale of non-strategic and under-performing assets of approximately $912 million, receipt of dividends from its subsidiaries of approximately $280 million, and reduction of approximately $598 million of outstanding debt along with reduced capital expenditures, cost reductions and other measures.

     As noted elsewhere in these notes, CMS Energy has reduced debt of approximately $2.7 billion through asset sales with cash proceeds and associated debt reduction from such sales over the past two years. Through the first quarter of 2003, CMS Energy has accomplished $60 million of additional asset sales. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds, and in February 2003 signed a definitive agreement to sell its wholesale power contracts. In addition, the sale of the Centennial Pipeline, resulting in proceeds to CMS Energy of $40 million, closed in February 2003.

     CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. There can be no assurances that the financial improvement plan will be successful and failure to achieve its goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required to consider the full range of strategic measures available to companies in similar circumstances.

     CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements

                             CMS ENERGY CORPORATION
and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as of March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan in 2003:

     - On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $234 million tranche with a maturity date of April 30, 2004 and a $175 million tranche with a maturity date of September 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. This facility is collateralized primarily by the common stock of Consumers Energy, CMS Enterprises and certain CMS Enterprises subsidiaries.

     - On March 30, 2003 CMS Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from this loan will be used for general corporate purposes, to retire debt, and to collateralize approximately $160 million of letters of credit. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. It is expected that proceeds from the Panhandle sale will be used to pay off this facility in full. This facility is guaranteed by CMS Energy, whose guaranty is secured by the common stock of Consumers Energy and CMS Enterprises.

     In addition, if necessary, CMS Energy would also postpone the $52 million pension contribution expected to be made in September 2003. Also, CMS Energy may pursue other avenues of private debt or equity investment, albeit at a potentially significant cost.

CONSUMERS ENERGY LIQUIDITY

     Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of approximately $229 million from operations and approximately $513 million of new debt along with reduced capital expenditures, cost reductions and other measures. In addition, Consumers plans to refinance $727 million of debt. Consumers has initiated several transactions with various financial institutions, regulators, banks, lenders, and others that are designed to provide liquidity:

     - On March 26, 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan will be used to retire debt, and for general corporate purposes.

     - In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million, secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions of consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

     - On March 27, 2003, Consumers renewed its revolving credit facility which was set to expire in July 2003. Consumers negotiated a three year revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points.

     - On March 28, 2003, Consumers syndicated a $150 million term loan secured by first mortgage bonds. This term loan has a tenor of three years at an anticipated cost of LIBOR plus 450 basis points. Proceeds from this loan will be used to retire debt and for general corporate purposes.

                             CMS ENERGY CORPORATION

     - Consumers filed a general rate case for its gas utility business on March 14, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. If interim relief of $156 million were granted, Consumers expects that the rate relief could be in place by the fourth quarter of 2003.

     - Consumers has filed an application with the MPSC seeking authorization to issue $1.084 billion of securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no delays in the offering process, Consumers anticipates that bonds would be issued by year end, 2003.

     If necessary, Consumers would also postpone the planned $158 million pension contribution expected to be made in September 2003.

     In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. There is no assurance that the pending securitization bond issuance transaction noted above will be completed. Further, there is no assurance that the MPSC will grant either interim or final gas utility rate relief.

20: QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

                                                     (A)
                                               2002 (RESTATED)
                                ---------------------------------------------
QUARTERS ENDED                   MARCH 31     JUNE 30     SEPT. 30    DEC. 31
--------------                   --------     -------     --------    -------
                                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue.............    $2,263       $2,137      $2,579     $1,708
Pretax operating income
  (loss)......................    $  275       $  152      $  192     $ (520)
Income (loss) from continuing
  operations..................    $   93       $   37      $   11     $ (556)
Discontinued Operations(c)....    $  (51)      $ (127)     $   24     $  (68)
Cumulative effect of change in
  accounting
  principles(c)(d)............    $    0       $   17      $    1     $    0
Extraordinary item(c).........    $    0       $    0      $    0     $    0
Consolidated net income
  (loss)......................    $   42       $  (74)     $   36     $ (625)
Basic earnings (loss) per
  average common share(d):....    $ 0.22       $(0.55)     $(0.26)    $(4.25)
Diluted earnings (loss) per
  average common share(d):....    $ 0.22       $(0.55)     $(0.26)    $(4.25)
Dividends declared per common
  share:......................    $0.365       $0.365      $ 0.18     $ 0.18
Common stock prices(e)
    High......................    $24.62       $22.24      $11.28     $10.48
    Low.......................    $21.27       $10.46      $ 7.49     $ 5.79

                                                     (B)
                                            2001 (TO BE RESTATED)
                                ---------------------------------------------
QUARTERS ENDED                   MARCH 31     JUNE 30    SEPT. 30    DEC. 31
--------------                   --------     -------    --------    -------
                                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Operating revenue.............    $2,859      $2,237      $2,150      $2,351
Pretax operating income
  (loss)......................    $  329      $  254      $ (401)     $  119
Income (loss) from continuing
  operations..................    $  109      $   53      $ (384)     $ (109)
Discontinued Operations(c)....    $    0      $    0      $ (185)     $    0
Cumulative effect of change in
  accounting
  principles(c)(d)............    $    0      $    0      $    0      $  (11)
Extraordinary item(c).........    $    0      $    0      $    0      $  (18)
Consolidated net income
  (loss)......................    $  109      $   53      $ (569)     $ (138)
Basic earnings (loss) per
  average common share(d):....    $ 0.87      $ 0.40      $(4.29)     $(1.03)
Diluted earnings (loss) per
  average common share(d):....    $ 0.85      $ 0.40      $(4.29)     $(1.03)
Dividends declared per common
  share:......................    $0.365      $0.365      $0.365      $0.365
Common stock prices(e)
    High......................    $31.44      $31.75      $28.37      $24.31
    Low.......................    $26.75      $27.68      $19.89      $20.00

-------------------------
(a) CMS Energy is currently in the process of completing its restatement of the consolidated financial statements for the quarters of 2001, and upon completion, Ernst & Young will perform a review of the 2001 quarterly financial data in accordance with standards established by the American Institute of Certified Public Accountants. As a result, the 2001 quarterly information has not yet been restated. Upon completion, CMS Energy will file restated financial statements for those interim periods, and for the interim periods of 2002, in an amended Form 10-Q for September 30, 2002. That filing will include details of the quarterly impacts of the restatement adjustments for 2001 and the first three quarters of 2002. The 2002 interim financial data contained in Note 20, Quarterly Financial and Common Stock Information, to the consolidated

                             CMS ENERGY CORPORATION
financial statements has been restated to reflect the impacts of restatement adjustments. The restatement adjustments for the interim periods of 2001 are expected to comprise adjustments that have already been identified and recorded in connection with the re-audit of 2001, as well as adjustments that will be identified through the quarterly reconstruction and reconciliation project now under way at CMS MST.

(b) The 2002 quarterly financial data have been restated to reflect all adjustments by quarter from previously filed quarterly financial statements. The amended Form 10-Q for September 30, 2002, expected to be filed upon completion of the restatement of 2001 quarterly periods, will include details of the quarterly impacts of the adjustments made in 2002.

(c)  Net of tax.

(d) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.

(e)  Based on New York Stock Exchange -- Composite transactions.

(f)  See Note 3 to the consolidated financial statements.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CMS Energy Corporation

     We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS Energy Corporation (a Michigan corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholders' equity and cash flows for each of three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Midland Cogeneration Venture Limited Partnership and Jorf Lasfar, which represent investments accounted for under the equity method of accounting, have been audited by other auditors (the other auditors for 2001 and 2000 for Midland Cogeneration Ventures Limited Partnership have ceased operations) whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Midland Cogeneration Venture Limited Partnership and Jorf Lasfar, respectively, it is based solely on their reports.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     The selected quarterly financial data related to 2001 included in Note 20, "Unaudited Summary of Quarterly Results of Operations," contain information that we did not audit, and accordingly, we do not express an opinion on that data. We attempted, but were unable, to review the quarterly financial data in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the CMS Energy's system for preparing interim financial information did not provide an adequate basis to enable us to complete such a review.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMS Energy Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 10 to the consolidated financial statements, in 2001 CMS Energy Corporation changed its method of accounting related to derivatives and hedging. Also, in 2002 as discussed in Notes 5 and 12 to the consolidated financial statements, CMS Energy Corporation changed its method for accounting for goodwill and other intangibles and its method of accounting for stock-based compensation, respectively.

     As more fully described in Note 2 to the consolidated financial statements, the Company restated its 2001 and 2000 financial statements.

                                          /s/ Ernst & Young LLP
Detroit, Michigan
March 14, 2003, except for Notes 7 and 19, as to
  which the date is March 31, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee
and Shareholders of Jorf Lasfar
Energy Company S.C.A. (JLEC)
B.P. 99 Sidi Bouzid
El Jadida

     We have audited the accompanying balance sheet of JLEC and the related statements of income and retained earnings and of cash flows for the year ended December 31, 2002 as set out on pages 2 to 18. These statements are the responsibility of the Company's management. Our responsibility is to audit and express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of JLEC and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ PricewaterhouseCoopers LLP
February 7, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners and the Management Committee of Midland Cogeneration Venture Limited Partnership:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and subsidiaries (MCV) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of MCV as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

     As explained in Note 2 to the financial statements, effective April 1, 2002, Midland Cogeneration Venture Limited Partnership changed its method of accounting for derivative and hedging activities in accordance with Derivative Implementation Group ("DIG") Issue C-16.

                                          /s/ PricewaterhouseCoopers LLP
Detroit, Michigan
January 17, 2003

             THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT AND THIS REPORT HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:

     We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2001, Midland Cogeneration Venture Limited Partnership changed its method of accounting related to derivatives and hedging activities.

/s/ Arthur Andersen LLP

Detroit, Michigan,
January 18, 2002

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In April 2002, CMS Energy's Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the CMS Energy's financial statements for the year ending December 31, 2002. CMS Energy had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, CMS Energy's Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young audited 2000, 2001, and 2002. As a result, CMS Energy restated its 2000 and 2001 financial statements contained herein.

                                    PART III

                          ITEMS 10., 11., 12. and 13.

     CMS Energy's definitive proxy statement, except for the Organization and Compensation Committee Report, the comparison of five-year cumulative total return performance graph contained therein, and the Audit Committee Report is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.

                        ITEM 14. CONTROLS AND PROCEDURES

     CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of a date within 90 days of the filing of this annual report on Form 10-K. Based on this evaluation, CMS Energy's CEO and CFO have concluded that CMS Energy's disclosure controls and procedures are effective to ensure that material information was presented to them. There have been no significant changes in CMS Energy's internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

                                    PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Public Accountants are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for are listed after Item (c) below and are incorporated by reference herein.

(b)         Reports on Form 8-K.

            During the fourth quarter of 2002, CMS Energy filed Current Reports on Form 8-K on December 23, 2002, covering matters reported pursuant to ITEM 5. OTHER EVENTS.

(c)         Exhibits, including those incorporated by reference (see also
            Exhibit volume).

                              CMS ENERGY EXHIBITS

                PREVIOUSLY FILED
            -------------------------
            WITH FILE     AS EXHIBIT
EXHIBITS     NUMBER         NUMBER                                  DESCRIPTION
--------    ---------     ----------                                -----------
 (3)(a)     333-51932    (3)(a)        --   Restated Articles of Incorporation of CMS Energy. (Form S-3
                                            filed December 15, 2000)
 (3)(b)     333-45556    (3)(b)        --   By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
 (3)(c)     1-5611       (3)(c)        --   Restated Articles of Incorporation dated May 26, 2000, of
                                            Consumers (2000 Form 10-K)
 (3)(d)     1-5611       (3)(d)        --   By-Laws of Consumers. (1999 Form 10-K)
 (3)(e)     1-2921       3.01          --   Restated Certificate of Incorporation of Panhandle. (1999
                                            Form 10-K)
 (3)(f)     1-2921       (3)(f)        --   By-Laws of Panhandle. (1999 Form 10-K)
 (4)(a)     2-65973      (b)(1)-4      --   Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust
                                            Company), as Trustee, including therein indentures
                                            supplemental thereto through the Forty-third Supplemental
                                            Indenture dated as of May 1, 1979.
                                       --   Indentures Supplemental thereto:
            33-41126     (4)(c)        --   68th dated as of 06/15/93
            1-5611       (4)           --   69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
            1-5611       (4)(a)        --   70th dated as of 02/01/98 (1997 Form 10-K)
            1-5611       (4)(a)        --   71st dated as of 03/06/98 (1997 Form 10-K)
            1-5611       (4)(b)        --   72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(d)        --   73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
            1-5611       (4)(b)        --   74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
            1-5611       (4)(b)        --   75th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       (4)(d)        --   77th dated as of 10/1/99 (1999 Form 10-K)
            1-5611       4(b)          --   79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
            1-5611       4(a)(i)       --   80th dated as of 3/22/02 (2001 Form 10-K)
            1-5611       4.6           --   81st dated as of 7/12//02 (Form 8-K dated July 30, 2002)
            1-5611       4.7           --   82nd dated as of 7/12//02 (Form 8-K dated July 30, 2002)
            1-5611       4(a)(i)       --   83rd dated as of 9/26/02 (Consumers Energy 2002 Form 10-K)
            1-5611       4(a)(ii)      --   84th dated as of 12/11/02 (Consumers Energy 2002 Form 10-K)
            1-5611       4(a)(iii)     --   85th dated as of 10/17/02 (Consumers Energy 2002 Form 10-K)
            1-5611       4(a)(iv)      --   86th dated as of 11/25/02 (Consumers Energy 2002 Form 10-K)
 (4)(c)     1-5611       (4)(b)        --   Indenture dated as of January 1, 1996 between Consumers and
                                            The Bank of New York, as Trustee. (1995 Form 10-K)
                                       --   Indentures Supplemental thereto:
            1-5611       (4)(b)        --   1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611       (4)(a)        --   2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(a)        --   3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
 (4)(d)     1-5611       (4)(c)        --   Indenture dated as of February 1, 1998 between Consumers
                                            and JPMorgan Chase (formerly "The Chase Manhattan Bank), as
                                            Trustee. (1997 Form 10-K)
            1-5611       (4)(a)        --   1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943    (4)(b)        --   2nd dated as of 06/15/98
            1-5611       (4)(a)        --   3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
 (4)(e)     33-47629     (4)(a)        --   Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                       --   Indentures Supplemental thereto:
            1-9513       (4)           --   1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)(a)        --   2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
            1-9513       (4)           --   3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)

                PREVIOUSLY FILED
            -------------------------
            WITH FILE     AS EXHIBIT
EXHIBITS     NUMBER         NUMBER                                  DESCRIPTION
--------    ---------     ----------                                -----------
            333-37241    (4)(a)        --   4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
            1-9513       (4)(b)        --   5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513       (4)(d)        --   6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513       (4)(d)(i)     --   7th dated as of 01/25/99 (1998 Form 10-K)
            1-9513       (4)(d)(ii)    --   8th dated as of 02/03/99 (1998 Form 10-K)
            1-9513       (4)(a)        --   9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
            333-48276    (4)           --   10th dated as of 10/12/00 (Form S-3MEF filed October 19,
                                            2000)
            333-58686    (4)                11th dated as of 03/29/01(Form S-8 filed April 11, 2001)
            333-51932    (4)(a)        --   12th dated as of 07/02/01 (Form POS AM filed August 8,
                                            2001)
 (4)(f)     1-9513       (4)(b)        --   Indenture between CMS Energy and JPMorgan Chase (formerly
                                            "The Chase Manhattan Bank), as Trustee, dated as of January
                                            15, 1994. (Form 8-K dated March 29, 1994)
                                       --   Indentures Supplemental thereto:
            1-9513       (4b)          --   1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513       (4)           --   2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513       (4)(a)(iv)    --   3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115    (4)(d)        --   4th dated as of 09/17/97 (Form S-3 filed September 22,
                                            1997)
            333-63229    (4)(c)        --   5th dated as of 08/26/98 (Form S-4 filed September 10,
                                            1998)
            1-9513       (4)           --   6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
            333-74958    (4)(a)(viii)  --   Form of Seventh Indenture (Form S-3 filed December 12,
                                            2001)
 (4)(g)     1-9513       (4a)          --   Indenture dated as of June 1, 1997, between CMS Energy and
                                       --   The Bank of New York, as trustee. (Form 8-K filed July 1,
                                            1997) Indentures Supplemental thereto:
            1-9513       (4)(b)        --   1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556    (4)(e)        --   4th dated as of 08/22/00 (Form S-3 filed September 11,
                                            2000)
 (4)(h)     1-2921       (4)(a)        --   Indenture dated as of March 29, 1999, among CMS Panhandle
                                            Holding Company, Panhandle Eastern Pipe Line Company and
                                            NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
            1-2921       (4)(b)        --   1st Supplemental Indenture dated as of March 29, 1999,
                                            among CMS Panhandle Holding Company, Panhandle Eastern Pipe
                                            Line Company and NBD Bank, as Trustee, including a form of
                                            Guarantee by Panhandle Eastern Pipe Line Company of the
                                            obligations of CMS Panhandle Holding Company. (1st qtr 1999
                                            Form 10-Q)
            1-2921       (4)(a)        --   2nd Supplemental Indenture dated as of March 27, 2000,
                                            among Panhandle, as Issuer and Bank One Trust Company,
                                            National Association, as Trustee, Pursuant to Item
                                            6.01(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Panhandle agrees to furnish a copy of
                                            such agreement to the Commission upon request.
 (4)(i)     33-58552     (4)           --   Indenture, dated as of February 1, 1993, between Panhandle and Morgan Guaranty Trust Company of New York. (Form S-3
                                            filed February 19, 1993)
 (4)(j)     1-9513       4.1           --   $295.8 million Revolving Credit Facility dated July 12,
                                            2002 among CMS Energy, the Banks, the Administrative Agent, the Collateral Agent, the Co-Syndication Agents, the
                                            Documentation Agents, all as defined therein (Form 8-K
                                            filed July 30, 2002)
 (4)(k)     1-9513       4.2           --   $300 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative Agent, the
                                            Collateral Agent, the Co-Syndication Agents, the
                                            Documentation Agents, all as defined therein (Form 8-K
                                            filed July 30, 2002)

                PREVIOUSLY FILED
            -------------------------
            WITH FILE     AS EXHIBIT
EXHIBITS     NUMBER         NUMBER                                  DESCRIPTION
--------    ---------     ----------                                -----------
 (4)(l)     1-5611       4.4           --   $250 million Revolving Credit Facility dated July 12, 2002 among Consumers, the Banks, and the Agent, all as defined
                                            therein (Form 8-K filed July 30, 2002)
 (4)(m)     1-5611       (4)(m)        --   $155 million Term Loan Agreement dated October 17, 2002
                                            among Consumers Energy, the Banks, the Administrative Agent and the Syndication Agent, all as defined therein.
                                            (Consumers Energy 2002 Form 10-K)
 (4)(n)     1-5611       (4)(n)        --   $300 million Amended and Restated Term Loan Agreement dated
                                            September 26, 2002 among Consumers, the Banks and the
                                            Agent, all as defined therein. (Consumers Energy 2002 Form
                                            10-K)
 (4)(o)     1-9513       4.9           --   Pledge and Security Agreement dated as of July 12, 2002
                                            among CMS Energy, Grantors and the Collateral Agent, all as defined therein (Form 8-K filed July 30, 2002)
 (4)(p)     1-9513       4.11          --   Pledge and Security Agreement dated as of July 12, 2002
                                            among CMS Energy and the Collateral Agent, as defined
                                            therein (Form 8-K filed July 30, 2002)
 (4)(q)     1-9513       4.12          --   Guaranty dated as of July 12, 2002 by the Guarantor in
                                            favor of the Lenders, all as defined therein (Form 8-K
                                            filed July 30, 2002)
(10)(a)     1-9513       (10)(b)       --   Form of Employment Agreement entered into by CMS Energy's
                                            and Consumers' executive officers. (1999 Form 10-K)
(10)(b)     1-9513       (10)(a)       --   Acknowledgement of Resignation between Tamela W. Pallas and
                                            CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
(10)(c)     1-5611       (10)(g)       --   Consumers' Executive Stock Option and Stock Appreciation
                                            Rights Plan effective December 1, 1989. (1990 Form 10-K)
(10)(d)     1-9513       (10)(b)       --   Employment, Separation and General Release Agreement
                                            between William T. McCormick and CMS Energy Corporation
                                            (3rd qtr 2002 Form 10-Q)
(10)(e)     1-9513       (10)(d)       --   CMS Energy's Performance Incentive Stock Plan effective
                                            February 3, 1988, as amended December 3, 1999. (1999 Form
                                            10-K)
(10)(f)     1-9513       (10)(c)       --   Employment, Separation and General Release Agreement
                                            between Alan M. Wright and CMS Energy Corporation (3rd qtr
                                            2002 Form 10-Q)
(10)(g)     1-5611       (10)(g)       --   Employment Agreement dated as of June 1, 2002 between
                                            Kenneth Whipple and CMS Energy Corporation (Consumers
                                            Energy 2002 Form 10-K)
(10)(h)     1-9513       (10)(m)       --   CMS Deferred Salary Savings Plan effective January 1, 1994.
                                            (1993 Form 10-K)
(10)(i)     1-9513       (10)(n)       --   CMS Energy and Consumers Annual Executive Incentive
                                            Compensation Plan effective January 1, 1986, as amended
                                            January 1995. (1995 Form 10-K)
(10)(j)     1-9513       (10)(h)       --   Supplemental Executive Retirement Plan for Employees of CMS
                                            Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)
(10)(k)     33-37977     4.1           --   Senior Trust Indenture, Leasehold Mortgage and Security
                                            Agreement dated as of June 1, 1990 between The Connecticut
                                            National Bank and United States Trust Company of New York.
                                            (MCV Partnership) Indenture Supplemental thereto:
            33-37977     4.2           --   Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)

                PREVIOUSLY FILED
            -------------------------
            WITH FILE     AS EXHIBIT
EXHIBITS     NUMBER         NUMBER                                  DESCRIPTION
--------    ---------     ----------                                -----------
(10)(l)     1-9513       (28)(b)       --   Collateral Trust Indenture dated as of June 1, 1990 among
                                            Midland Funding Corporation I, MCV Partnership and United
                                            States Trust Company of New York, Trustee. (3rd qtr 1990
                                            Form 10-Q)
                                            Indenture Supplemental thereto:
            33-37977     4.4           --   Supplement No. 1 dated as of June 1, 1990. (MCV
                                            Partnership)
(10)(m)     1-9513       (10)(v)       --   Amended and Restated Investor Partner Tax Indemnification
                                            Agreement dated as of June 1, 1990 among Investor Partners,
                                            CMS Midland as Indemnitor and CMS Energy as Guarantor.
                                            (1990 Form 10-K)
(10)(n)     1-9513       (19)(d)**     --   Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to The Connecticut National Bank and Others.
                                            (1990 Form 10-K)
(10)(o)     1-9513       (10)(z)**     --   Indemnity Agreement dated as of June 1, 1990 made by CMS
                                            Energy to Midland Cogeneration Venture Limited Partnership.
                                            (1990 Form 10-K)
(10)(p)     1-9513       (10)(aa)**    --   Environmental Agreement dated as of June 1, 1990 made by
                                            CMS Energy to United States Trust Company of New York,
                                            Meridian Trust Company, each Subordinated Collateral Trust
                                            Trustee and Holders from time to time of Senior Bonds and
                                            Subordinated Bonds and Participants from time to time in
                                            Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
(10)(q)     33-37977     10.4          --   Amended and Restated Participation Agreement dated as of
                                            June 1, 1990 among MCV Partnership, Owner Participant, The
                                            Connecticut National Bank, United States Trust Company,
                                            Meridian Trust Company, Midland Funding Corporation I,
                                            Midland Funding Corporation II, MEC Development Corporation
                                            and Institutional Senior Bond Purchasers. (MCV Partnership)
(10)(r)     33-3797      10.4          --   Power Purchase Agreement dated as of July 17, 1986 between
                                            MCV Partnership and Consumers. (MCV Partnership) Amendments
                                            thereto:
            33-37977     10.5          --   Amendment No. 1 dated September 10, 1987. (MCV Partnership)
            33-37977     10.6          --   Amendment No. 2 dated March 18, 1988. (MCV Partnership)
            33-37977     10.7          --   Amendment No. 3 dated August 28, 1989. (MCV Partnership)
            33-37977     10.8          --   Amendment No. 4A dated May 25, 1989. (MCV Partnership)
(10)(s)     1-5611       (10)(y)       --   Unwind Agreement dated as of December 10, 1991 by and among
                                            CMS Energy, Midland Group, Ltd., Consumers, CMS Midland,
                                            Inc., MEC Development Corp. and CMS Midland Holdings
                                            Company. (1991 Form 10-K)
(10)(t)     1-5611       (10)(z)       --   Stipulated AGE Release Amount Payment Agreement dated as of
                                            June 1, 1990, among CMS Energy, Consumers and The Dow
                                            Chemical Company. (1991 Form 10-K)
(10)(u)     1-5611       (10)(aa)**    --   Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                            to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior
                                            Bonds in the MCV Sale Leaseback transaction, and MEC
                                            Development. (1991 Form 10-K)
(10)(v)     1-8157       10.41         --   Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989, and Amendment, dated November 1, 1989.
                                            (1989 Form 10-K of PanEnergy Corp.)

                PREVIOUSLY FILED
            -------------------------
            WITH FILE     AS EXHIBIT
EXHIBITS     NUMBER         NUMBER                                  DESCRIPTION
--------    ---------     ----------                                -----------
(10)(w)     1-8157       10.41         --   Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
(10)(x)     1-2921       10.03         --   Contract for Firm Transportation of Natural Gas between
                                            Consumers Power Company and Trunkline Gas Company, dated
                                            September 1, 1993. (1993 Form 10-K)
(11)                                   --   Statements regarding CMS Energy's Computation of earnings
                                            per share.
(12)                                   --   Statements regarding computation of CMS Energy's Ratio of
                                            Earnings to Fixed Charges.
(16)        1-9513       16.1          --   Letter from Arthur Anderson LLP to the Securities and
                                            Exchange Commission dated April 29, 2002 regarding change
                                            in certifying accountant (Form 8-K filed April 29, 2002)
(21)                                   --   Subsidiaries of CMS Energy. (Form U-3A-2 filed February 25,
                                            2003).
(23)(a)                                --   Consent of Ernst & Young LLP.
(23)(b)                                --   Consent of PricewaterhouseCoopers LLP.
(24)                                   --   Power of Attorney for CMS Energy.
 99(a)                                 --   Financial Statements for Midland Cogeneration Venture
                                            Limited Partnership for the year ended December 31, 2000,
                                            2001, and 2002.
 99(b)                                 --   Representation regarding Jorf Lasfar financial statements
                                            for the year ended December 31, 2000, 2001, and 2002.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                               PAGE
                                                                               ----
Schedule II    Valuation and Qualifying Accounts and Reserves
                 2002, 2001 and 2000:
                                                                               165
                 CMS Energy Corporation....................................

     Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

     Columns omitted from schedules filed have been omitted because the information is not applicable.

                             CMS ENERGY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                 BALANCE AT    CHARGED    CHARGED TO                   BALANCE
                                                 BEGINNING       TO         OTHER                      AT END
DESCRIPTION                                      OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------                                      ----------    -------    ----------    ----------    ---------
                                                                         (IN MILLIONS)
Accumulated provision for uncollectible
  accounts:
  2002.......................................       $14          $18         $ 1           $17(a)        $16
  2001.......................................       $ 8          $20         $--           $14(a)        $14
  2000.......................................       $12          $19         $(5)          $18(a)        $ 8

-------------------------
(a) Accounts receivable written off including net uncollectible amounts of $15 in 2002, $12 in 2001, and $14 in 2000 charged directly to operating expense and credited to accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

                                          CMS ENERGY CORPORATION

                                          By        /s/ KENNETH WHIPPLE
                                            ------------------------------------
                                                      Kenneth Whipple
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 28th day of March 2003.

                         SIGNATURE                                       TITLE
                         ---------                                       -----
  (i)    Principal executive officer:

                    /s/ KENNETH WHIPPLE                        Chairman of the Board and
         ------------------------------------------             Chief Executive Officer
                      Kenneth Whipple

 (ii)    Principal financial officer:

                     /s/ THOMAS J. WEBB                         Executive Vice President
         ------------------------------------------           and Chief Financial Officer
                       Thomas J. Webb

(iii)    Controller or principal accounting
         officer:

                     /s/ GLENN P. BARBA                      Vice President, Controller and
         ------------------------------------------             Chief Accounting Officer
                       Glenn P. Barba

 (iv)    A majority of the Directors including
         those named above:

                                                                        Director
         ------------------------------------------
                       John M. Deutch

                    JAMES J. DUDERSTADT*                                Director
         ------------------------------------------
                    James J. Duderstadt

                    KATHLEEN R FLAHERTY*                                Director
         ------------------------------------------
                    Kathleen R. Flaherty

                                                                        Director
         ------------------------------------------
                       Earl D. Holton

                       DAVID W. JOOS*                                   Director
         ------------------------------------------
                       David W. Joos

                    MICHAEL T. MONAHAN*                                 Director
         ------------------------------------------
                     Michael T. Monahan

                         SIGNATURE                                       TITLE
                         ---------                                       -----
                  JOSEPH F. PAQUETTE, JR.*                              Director
         ------------------------------------------
                  Joseph F. Paquette, Jr.

                                                                        Director
         ------------------------------------------
                     William U. Parfet

                      PERCY A. PIERRE*                                  Director
         ------------------------------------------
                      Percy A. Pierre

                   S. KINNIE SMITH, JR.*                                Director
         ------------------------------------------
                    S. Kinnie Smith, Jr.

                      KENNETH L. WAY*                                   Director
         ------------------------------------------
                       Kenneth L. Way

                      KENNETH WHIPPLE*                                  Director
         ------------------------------------------
                      Kenneth Whipple

                     JOHN B. YASINSKY*                                  Director
         ------------------------------------------
                      John B. Yasinsky

  *By             /s/ S. KINNIE SMITH, JR.
         ------------------------------------------
           S. Kinnie Smith, Jr., Attorney-in-Fact

                                 CERTIFICATIONS

     The certifications of the principal executive officer and principal financial officer of CMS Energy will not be provided because CMS Energy is in the process of restating 2001 for each quarter and intends to amend this Form 10-K and provide the required certifications at that time.