Form 10-K/A
period 2002-12-31
CMS ENERGY CORP
filed 2003-06-30
CIK 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                   OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from            to

        COMMISSION    REGISTRANT; STATE OF INCORPORATION      IRS EMPLOYER
        FILE NUMBER      ADDRESS; AND TELEPHONE NUMBER      IDENTIFICATION NO.
        -----------      -----------------------------      ------------------
        1-9513              CMS ENERGY CORPORATION              38-2726431
                            (A Michigan Corporation)
                            Fairlane Plaza South, Suite 1100
                            330 Town Center Drive,
                            Dearborn, Michigan 48126
                            (313) 436-9200

Securities registered pursuant to Section 12(b) of the Act:

                                                                                NAME OF EACH EXCHANGE
       REGISTRANT                            TITLE OF CLASS                       ON WHICH REGISTERED
----------------------------  -----------------------------------------------  -------------------------
  CMS ENERGY CORPORATION        Common Stock, $.01 par value                    New York Stock Exchange

  CMS ENERGY TRUST I            7.75% Quarterly Income Preferred Securities     New York Stock Exchange

  CMS ENERGY TRUST III          7.25% Premium Equity Participating              New York Stock Exchange
                                Security Units


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $1.483 billion for the 135,104,392 CMS Energy Common Stock shares outstanding on June 28, 2002 based on the closing sale price of $10.98 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were 144,078,509 Shares of CMS Energy Common Stock outstanding as of March 15, 2003.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers, information statement relating to the 2003 annual meeting of shareholders to be held May 23, 2003, are incorporated by reference in Part III, except for the organization and compensation committee report, performance graph and audit committee report contained therein.

                             CMS ENERGY CORPORATION

     ANNUAL REPORT ON FORM 10-K/A TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                EXPLANATORY NOTE

This Form 10-K/A amends CMS Energy's annual report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the SEC on March 31, 2003. CMS Energy's consolidated financial statements for each of the 2001 quarters have been restated pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for 2001. The restatement adjustments for the interim periods of 2001 comprise adjustments that were previously identified and recorded in connection with the re-audit of 2001, as well as adjustments identified through the quarterly reconstruction and reconciliation project at CMS MST.

Each item of the 2002 Form 10-K that is affected by the quarterly restatements has been amended and restated. Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2002 Form 10-K except as required to reflect the effects of the quarterly restatement. However, material subsequent events have been reported in a separate section of the MD&A entitled "Subsequent Events" and in Note 21, Subsequent Events, in the notes to the consolidated financial statements. This document should be read in conjunction with CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, which are incorporated by reference herein.

The certifications of the principal executive officer and principal financial officer of CMS Energy were not provided at the time of the initial filing and are included with this Form 10-K/A.

                             CMS Energy Corporation

      Annual Report on Form 10-K to the Securities and Exchange Commission
                      for the Year Ended December 31, 2002



                                TABLE OF CONTENTS

                                                                          Page
Glossary

PART I
Item 1.      Business                                                       9
Item 2.      Properties                                                     26
Item 3.      Legal Proceedings                                              26
Item 4.      Submission of Matters to a Vote of Security Holders            27

PART II
Item 5.      Market for CMS Energy's Common Equity and Related
             Stockholder Matters                                            28
Item 6.      Selected Financial Data                                        28
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      28
Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk                                                           28
Item 8.      Financial Statements and Supplementary Data                    29
Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                       144

PART III
Item 10.     Directors and Executive Officers of CMS Energy                 145
Item 11.     Executive Compensation                                         145
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                     145
Item 13.     Certain Relationships and Related Transactions                 145
Item 14.     Controls and Procedures                                        145

PART IV
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K                                                            146

                                    GLOSSARY

Certain terms used in the text and financial statements are defined below.

      ABATE..............................  Association of Businesses Advocating Tariff Equity
      Accumulated Benefit Obligation.....  The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit
                                           Obligation that is typically disclosed in that it does
                                           not reflect expected future salary increases
      AEP................................  American Electric Power Co.
      ALJ................................  Administrative Law Judge
      Alliance...........................  Alliance Regional Transmission Organization
      AMT................................  Alternative minimum tax
      APB................................  Accounting Principles Board
      APB Opinion No. 18.................  APB Opinion No. 18, "The Equity Method of Accounting for
                                           Investments in Common Stock"
      APB Opinion No. 25.................  APB Opinion No. 25, "Accounting for Stock Issued to
                                           Employees"
      APB Opinion No. 30.................  APB Opinion No. 30, "Reporting Results of
                                           Operations -- Reporting the Effects of Disposal of a
                                           Segment of a Business"
      Arthur Andersen....................  Arthur Andersen, LLP
      Attorney General...................  Michigan Attorney General
      bcf................................  Billion cubic feet
      Big Rock...........................  Big Rock Point nuclear power plant, owned by Consumers
      Board of Directors.................  Board of Directors of CMS Energy
      Bookouts...........................  Unplanned netting of transactions from multiple
                                           Contracts
      Btu................................  British thermal unit
      CEO................................  Chief Executive Officer
      CFO................................  Chief Financial Officer
      Clean Air Act......................  Federal Clean Air Act, as amended
      CMS Electric and Gas...............  CMS Electric and Gas Company, a subsidiary of
                                           Enterprises
      CMS Energy.........................  CMS Energy Corporation, the parent of Consumers and
                                           Enterprises
      CMS Energy Common Stock............  Common stock of CMS Energy, par value $.01 per share
      CMS Gas Transmission...............  CMS Gas Transmission Company, a subsidiary of
                                           Enterprises
      CMS Generation.....................  CMS Generation Co., a subsidiary of Enterprises
      CMS Holdings.......................  CMS Midland Holdings Company, a subsidiary of Consumers
      CMS Midland........................  CMS Midland Inc., a subsidiary of Consumers
      CMS MST............................  CMS Marketing, Services and Trading Company, a
                                           subsidiary of Enterprises
      CMS Oil and Gas...................   CMS Oil and Gas Company, a subsidiary of Enterprises
      CMS Panhandle.....................   Panhandle Eastern Pipeline Company, including its
                                           subsidiaries Trunkline, Pan Storage, Panhandle Storage,
                                           and Trunkline LNG. Panhandle is a wholly owned
                                           subsidiary of CMS Gas Transmission
      Common Stock.......................  All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the
                                           time of an award or grant under the Performance
                                           Incentive Stock Plan
      Consumers..........................  Consumers Energy Company, a subsidiary of CMS Energy
      Consumers Campus Holdings..........  Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of Consumers
      Consumers Receivables Funding......  Consumers Receivables Funding L.L.C., a wholly-owned subsidiary of Consumers
      Court of Appeals...................  Michigan Court of Appeals

      Customer Choice Act................  Customer Choice and Electricity Reliability Act, a
                                           Michigan statute enacted in June 2000 that allows all
                                           retail customers choice of alternative electric
                                           suppliers no later than January 1, 2002, provides for
                                           full recovery of net stranded costs and implementation
                                           costs, establishes a five percent reduction in
                                           residential rates, establishes rate freeze and rate cap,
                                           and allows for Securitization
      Detroit Edison.....................  The Detroit Edison Company, a non-affiliated company
      DIG................................  Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of CMS Generation
      DOE................................  U.S. Department of Energy
      Dow................................  The Dow Chemical Company, a non-affiliated company
      DSM................................  Demand-side management
      Duke Energy........................  Duke Energy Corporation, a non-affiliated company
      EISP...............................  Executive Incentive Separation Plan
      EITF...............................  Emerging Issues Task Force
      El Chocon..........................  Hidroelectrica El Chocon S.A.
      Enterprises........................  CMS Enterprises Company, a subsidiary of CMS Energy
      EPA................................  U.S. Environmental Protection Agency
      EPS................................  Earnings per share
      ERISA..............................  Employee Retirement Income Security Act
      Ernst & Young......................  Ernst & Young LLP
      FASB...............................  Financial Accounting Standards Board
      FERC...............................  Federal Energy Regulatory Commission
      FMLP...............................  First Midland Limited Partnership, a partnership which holds a lessor interest in the MCV facility
      FTC................................  Federal Trade Commission
      GCR................................  Gas cost recovery
      GTNs...............................  CMS Energy General Term Notes(R), $200 million Series D,
                                           $400 million Series E and $300 million Series F
      GWh................................  Gigawatt-hour
      Health Care Plan...................  The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers
                                           and CMS Energy
      IPP................................  Independent Power Producer
      ISO................................  Independent System Operator
      ITC................................  Investment tax credit
      Jorf Lasfar........................  The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.
      kWh................................  Kilowatt-hour
      LIBOR..............................  London Inter-Bank Offered Rate
      Loy Yang...........................  The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in
                                           which CMS Generation holds a 50 percent ownership
                                           Interest
      LNG................................  Liquefied natural gas
      LNG Holdings.......................  CMS Trunkline LNG Holdings, LLC, jointly owned by CMS
                                           Panhandle Holdings, LLC and Dekatherm Investor Trust
      Ludington..........................  Ludington pumped storage plant, jointly owned by
                                           Consumers and Detroit Edison
      mcf................................  Thousand cubic feet
      MCV Facility.......................  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
      MCV Partnership....................  Midland Cogeneration Venture Limited Partnership in
                                           which Consumers has a 49 percent interest through CMS
                                           Midland
      MD&A...............................  Management's Discussion and Analysis
      METC...............................  Michigan Electric Transmission Company, a subsidiary of
                                           Consumers Energy

      Michigan Gas Storage...............  Michigan Gas Storage Company, a subsidiary of Consumers
      MISO...............................  Midwest Independent System Operator
      Mbbls..............................  Thousand barrels
      MMbbls.............................  Million barrels
      MMBtu..............................  Million British thermal unit
      MMcf...............................  Million cubic feet
      MPSC...............................  Michigan Public Service Commission
      MTH................................  Michigan Transco Holdings, Limited Partnership
      MTM................................  Mark-to-market
      MW.................................  Megawatts
      NEIL...............................  Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
      Nitrotec...........................  Nitrotec Corporation, a propriety gas technology company in which CMS Gas Transmission owns an equity interest
      NMC................................  Nuclear Management Company, a Wisconsin company, formed in 1999 by Northern States Power Company (now Xcel
                                           Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                           Company, and Wisconsin Public Service Company to operate
                                           and manage nuclear generating facilities owned by the
                                           four utilities
      NOx................................  Nitrogen Oxide
      NRC................................  Nuclear Regulatory Commission
      NYMEX..............................  New York Mercantile Exchange
      OATT...............................  Open Access Transmission Tariff
      OPEB...............................  Postretirement benefit plans other than pensions for retired employees
      Palisades..........................  Palisades nuclear power plant, owned by Consumers
      Pan Gas Storage....................  Pan Gas Storage Company, a subsidiary of Panhandle
                                           Eastern Pipe Line Company
      Panhandle..........................  Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle
                                           Storage, and Trunkline LNG. Panhandle is a wholly owned
                                           subsidiary of CMS Gas Transmission
      Panhandle Eastern Pipe Line........  Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
      Panhandle Storage..................  CMS Panhandle Storage Company, a subsidiary of Panhandle
                                           Eastern Pipe Line Company
      PCB................................  Polychlorinated biphenyl
      Pension Plan.......................  The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
      PJM................................  Pennsylvania-Jersey-Maryland
      Powder River.......................  CMS Oil & Gas owns a significant interest in 13 coal bed
                                           Methane fields or projects developed within the Powder
                                           River Basin which spans the border between Wyoming and Montana.
      PPA................................  The Power Purchase Agreement between Consumers and the
                                           MCV Partnership with a 35-year term commencing in March
                                           1990
      ppm................................  Parts per million
      Price-Anderson Act.................  Price-Anderson Act, enacted in 1957 as an amendment to the Atomic Energy Act of 1954, as revised and extended
                                           over the years. This act stipulates between nuclear
                                           licensees and the U.S. government the insurance,
                                           financial responsibility, and legal liability for
                                           nuclear accidents.
      PSCR...............................  Power supply cost recovery
      PUHCA..............................  Public Utility Holding Company Act of 1935
      PURPA..............................  Public Utility Regulatory Policies Act of 1978
      RTO................................  Regional Transmission Organization
      SAB................................  Staff Accounting Bulletin
      SAB No. 101........................  SEC SAB No. 101, "Revenue Recognition"

      Sea Robin..........................  Sea Robin Pipeline Company
      SEC................................  U.S. Securities and Exchange Commission
      Securitization.....................  A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates
                                           charged by a utility to its customers is set aside and
                                           pledged as security for the repayment of Securitization
                                           bonds issued by a special purpose entity affiliated
                                           with such utility
      SERP...............................  Supplemental Executive Retirement Plan
      SFAS...............................  Statement of Financial Accounting Standards
      SFAS No. 5.........................  SFAS No. 5, "Accounting for Contingencies"
      SFAS No. 13........................  SFAS No. 13 "Accounting for Leases"
      SFAS No. 34........................  SFAS No. 34, "Capitalization of Interest Cost"
      SFAS No. 52........................  SFAS No. 52, "Foreign Currency Translation"
      SFAS No. 71........................  SFAS No. 71, "Accounting for the Effects of Certain
                                           Types of Regulation"
      SFAS No. 87........................  SFAS No. 87, "Employers' Accounting for Pensions"
      SFAS No. 106.......................  SFAS No. 106, "Employers' Accounting for Postretirement
                                           Benefits"
      SFAS No. 115.......................  SFAS No. 115, "Accounting for Certain Investments in
                                           Debt and Equity Securities"
      SFAS No. 121.......................  SFAS No. 121, "Accounting for the Impairment of
                                           Long-Lived Assets and for Long-Lived Assets to be
                                           Disposed Of"
      SFAS No. 123.......................  SFAS No. 123, "Accounting for Stock-Based Compensation"
      SFAS No. 133.......................  SFAS No. 133, "Accounting for Derivative Instruments and
                                           Hedging Activities, as amended and interpreted"
      SFAS No. 142.......................  SFAS No. 142, "Goodwill and Other Intangible Assets"
      SFAS No. 143.......................  SFAS No. 143, "Accounting for Asset Retirement
                                           Obligations"
      SFAS No. 144.......................  SFAS No. 144, "Accounting for the Impairment or Disposal
                                           of Long-Lived Assets"
      SFAS No. 145.......................  SFAS No. 145, "Rescission of FASB Statements No. 4, 44,
                                           and 64, Amendment of FASB Statement No. 13, and
                                           Technical Corrections"
      SFAS No. 146.......................  SFAS No. 146, "Accounting for Costs Associated With Exit
                                           or Disposal Activities with Exit or Disposal Activities"
      SFAS No. 149.......................  SFAS  No.  149,   "Amendment   of  Statement  133  on  Derivative
                                           Instruments and Hedging Activities"
      SFAS No. 150.......................  SFAS No. 150, "Accounting for Certain Financial Instruments with
                                           Characteristics of Both Liabilities and Equity"
      Special Committee..................  A special committee of independent directors, established by CMS Energy's Board of Directors, to
                                           investigate matters surrounding round-trip trading
      Stranded Costs.....................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which
                                           may not be recoverable in a competitive environment
                                           because of customers leaving their systems and ceasing
                                           to pay for their costs. These costs could include owned
                                           and purchased generation and regulatory assets.
      Superfund..........................  Comprehensive Environmental Response, Compensation and
                                           Liability Act
      Taweelah...........................  Al Taweelah  A2, a power and  desalination  plant of Emirates CMS
                                           Power Company, a forty percent owned subsidiary of CMS Generation
      TBtu...............................  Trillion british thermal unit
      Transition Costs...................  Stranded Costs, as defined, plus the costs incurred in the transition to competition.
      Trunkline..........................  Trunkline Gas Company, a subsidiary of Panhandle Eastern
                                           Pipe Line Company

      Trunkline LNG......................  Trunkline LNG Company, a subsidiary of Panhandle Eastern
                                           Pipe Line Company
      Trust Preferred Securities.........  Securities representing an undivided beneficial interest in the assets of statutory business trusts, which
                                           Interests have a preference with respect to certain
                                           trust distributions over the interests of either CMS
                                           Energy or Consumers, as applicable, as owner of the
                                           common beneficial interests of the trusts
      Union..............................  Utility Workers of America, AFL-CIO
      VEBA Trusts........................  VEBA (voluntary employees' beneficiary association)
                                           Trusts are tax-exempt accounts established to
                                           specifically set aside employer contributed assets
                                           to pay for future expenses of the OPEB plan.

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

    Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2002, Consumers' customer base and operating revenues were as follows:

                                      CUSTOMERS      OPERATING        2002 VS. 2001
                                       SERVED         REVENUE       OPERATING REVENUE
                                     (MILLIONS)      (MILLIONS)   % INCREASE/(DECREASE)
                                     ----------      ----------   ---------------------
        Electric Utility Business.      1.73        $   2,648             0.57%
        Gas Utility Business......      1.65            1,519            13.53
        Other.....................        --               55(a)         27.91
          Total...................      3.38        $   4,222             5.18%

---------

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

    ELECTRIC UTILITY PROPERTIES: At December 31, 2002, Consumers' electric generating system consists of the following:

                                                                                                        2002 NET
                                                                                    2002 SUMMER NET    GENERATION
                                                                SIZE AND YEAR        DEMONSTRATED      (THOUSANDS
                        NAME AND LOCATION (MICHIGAN)          ENTERING SERVICE     CAPABILITY (KWS)     OF KWHS)
                 ----------------------------------------- ---------------------- ------------------ ------------
                 COAL GENERATION
                   J H Campbell 1 & 2 -- West Olive......  2 Units, 1962-1967            615,000       4,406,940
                   J H Campbell 3 -- West Olive..........  1 Unit, 1980                  765,140(a)    4,511,713
                   D E Karn -- Essexville................  2 Units, 1959-1961            515,000       3,824,249
                   B C Cobb -- Muskegon..................  2 Units, 1956-1957            312,000       2,150,510
                   J R Whiting -- Erie...................  3 Units, 1952-1953            326,000       2,262,509
                   J C Weadock -- Essexville.............  2 Units, 1955-1958            310,000       2,205,575
                                                                                      ----------    ------------
                 Total coal generation...................                              2,843,140      19,361,496
                                                                                      ----------    ------------
                 OIL/GAS GENERATION
                   B C Cobb -- Muskegon..................  3 Units, 1999-2000            183,000          38,035
                   D E Karn -- Essexville................  2 Units, 1975-1977          1,276,000         650,008
                                                                                      ----------    ------------
                 Total oil/gas generation................                              1,459,000         688,043
                                                                                      ----------    ------------
                 HYRDOELECTRIC
                   Conventional Hydro Generation.........  13 Plants, 1906-1949           73,540         386,691
                   Ludington Pumped Storage..............  6 Units, 1973                 954,700(b)     (486,322)(c)
                                                                                      ----------    ------------
                 Total Hydroelectric.....................                              1,028,240         (99,631)
                                                                                      ----------    ------------
                 NUCLEAR GENERATION
                   Palisades -- South Haven..............  1 Unit, 1971                  767,000       6,357,962
                                                                                      ----------    ------------
                 GAS/OIL COMBUSTION TURBINE
                   Generation............................  7 Plants, 1966-1971           346,800(d)       12,743
                                                                                      ----------    ------------
                 Total owned generation..................                              6,444,180      26,320,613
                 PURCHASED AND INTERCHANGE POWER
                   Capacity..............................                              1,766,180(e)
                                                                                      ----------
                 Total...................................                              8,210,360
                                                                                      ==========

----------

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

    As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                MILLIONS OF KWHS
                                               ------------------------------------------------
                   POWER GENERATED              2002       2001       2000       1999      1998
             -----------------------------     ------     ------     ------     ------    ------
             Coal........................      19,361     19,203     17,926     19,085    17,959
             Nuclear.....................       6,358      2,326(a)   5,724      5,105     5,364
             Oil.........................         347        331        645        809       520
             Gas.........................         354        670        400        441       302
             Hydro.......................         387        423        351        365       395
             Net pumped storage .........        (486)      (553)      (541)      (476)     (480)
                                               ------     ------     ------     ------    ------
             Total net generation........      26,321     22,400     24,505     25,329    24,060
                                               ======     ======     ======     ======    ======


----------

(a) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

    The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.


                                                                COST PER MILLION BTU
                                               -------------------------------------------------
                     FUEL CONSUMED              2002       2001       2000       1999      1998
             -----------------------------     ------     ------     ------     ------    ------
             Coal........................     $  1.34    $  1.38    $  1.34    $  1.38   $  1.45
             Oil.........................        3.49       4.02       3.30       2.69      2.73
             Gas.........................        3.98       4.05       4.80       2.74      2.66
             Nuclear.....................        0.35       0.39       0.45       0.52      0.50
             All Fuels(a)................        1.19       1.44       1.27       1.28      1.28


----------

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


                                                                         VOLUME
                                                                    (DEKATHERMS/DAY)       EXPIRATION
                                                                    ----------------   -------------------
          ANR Pipeline Company....................................        84,113        October     2003
          Great Lakes Gas Transmission, L.P.......................        85,092        April       2004
          Trunkline...............................................       336,375        October     2005
          Panhandle Eastern Pipe Line (starting April 1, 2003)....        60,000        October     2003
          ANR Pipeline Company....................................        10,000        December    2002


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

    Panhandle Eastern Pipe Line, formed in Delaware in 1929, is a wholly owned subsidiary of CMS Gas Transmission. In March 1999, CMS Energy acquired Panhandle Eastern Pipe Line and its principal subsidiaries, Trunkline and Pan Gas Storage, as well as Panhandle Eastern Pipe Line's affiliates, Trunkline LNG and Panhandle Storage, from subsidiaries of Duke Energy. Immediately following the acquisition, Trunkline LNG and Panhandle Storage became wholly owned subsidiaries of Panhandle Eastern Pipe Line. In December 2001, Panhandle monetized the value of its Trunkline LNG business and the value created by long-term contracts for capacity at the Trunkline LNG Lake Charles terminal. The transaction included the formation of CMS Trunkline LNG Holdings LLC which now owns 100 percent of Trunkline LNG. At December 31, 2001, LNG Holdings was jointly owned by a subsidiary of Panhandle Eastern Pipe Line and Dekatherm Investor Trust, an unaffiliated entity. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest for approximately $41 million and now owns 100% of LNG Holdings, which has $281 million of non-recourse secured debt at December 31, 2002.

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

    In 2002, Panhandle's consolidated operating revenue was $484 million. Of Panhandle's operating revenue, 77 percent was generated from transportation services, 12 percent from LNG terminalling services, 8 percent from storage services and 3 percent from other services. During 2002, sales to Proliance Energy, LLC, a nonaffiliated gas marketer, accounted for 16 percent of Panhandle's consolidated revenues. Also during 2002, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 13 percent of Panhandle's consolidated revenue. Sales to subsidiaries of CMS Energy, primarily Consumers, accounted for 12 percent of Panhandle's consolidated revenues during 2002; 15 percent during 2001; and 12 percent during 2000. No other customer accounted for 10 percent or more of Panhandle's consolidated revenues during 2002, 2001 or 2000. Aggregate sales to Panhandle's top ten customers accounted for 67%, 60% and 53% during 2002, 2001 and 2000, respectively.

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

    International -- At December 31, 2002, CMS Gas Transmission has ownership interests in the following pipelines:


                      LOCATION                   OWNERSHIP INTEREST (%)     MILES OF PIPELINES
          --------------------------------       ----------------------     ------------------
           Argentina......................                 29.42                   3,362
           Argentina to Brazil............                 20.00                     262
           Argentina to Chile.............                 50.00                     707
           Australia (Western Australia)..                 40.00(a)                  927
           Australia (Western Australia)..                100.00                     259

----------

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

INDEPENDENT POWER PRODUCTION

    CMS Generation, formed in 1986, invests in, acquires, develops, constructs and operates non-utility power generation plants in the United States and abroad. In 2002, the independent power production business segment's operating revenue, which includes revenues from CMS Generation, CMS Operating, S.A., the MCV Facility and the MCV Partnership, was $372 million. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS.

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

    The following table details CMS Generation's interest in independent power plants in the United States as well as abroad as of year-end 2002 (excluding the plants owned by CMS Operating S.A. and CMS Electric and Gas and the MCV facility, discussed further below):


                                                                                      OWNERSHIP INTEREST       GROSS CAPACITY
                              LOCATION                             FUEL TYPE                  (%)                   (MW)
            --------------------------------------------        --------------        ------------------     ------------------
            California.................................         Wood                           37.8%                   36
            Connecticut................................         Scrap tire                    100.0%                   31
            Michigan...................................         Coal                           50.0%                   62
            Michigan...................................         Natural gas                   100.0%                  710
            Michigan...................................         Natural gas                   100.0%                  224
            Michigan...................................         Wood                           50.0%                   35


            Michigan...................................         Wood                           50.0%                   39
            New York...................................         Hydro                           0.3%                   14
            North Carolina.............................         Wood                           50.0%                   45
            Oklahoma...................................         Natural gas                     8.8%                  124
                                                                                                                   ------
            DOMESTIC...................................                                                             1,320
            Argentina..................................         Hydro                          17.2%                1,320
            Australia..................................         Coal                           49.6%                2,000
            Chile......................................         Natural gas                    50.0%                  720
            Ghana......................................         Light fuel oil                 90.0%                  224
            India......................................         Coal                           50.0%                  250
            India......................................         Natural gas                    33.2%                  235
            Jamaica....................................         Diesel                         41.2%                   63
            Latin America..............................         Various                     Various                   480
            Morocco....................................         Coal                           50.0%                1,356
            United Arab Emirates.......................         Natural gas                    40.0%                  777
                                                                                                                   ------
            INTERNATIONAL..............................                                                             7,425
            TOTAL......................................                                                             8,745
                                                                                                                   ======
            PROJECTS UNDER CONSTRUCTION/ADV.DEV........                                                             1,789



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

MARKETING, SERVICES AND TRADING

    CMS MST, provides or has provided gas, oil, and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and abroad. CMS Energy has decided to phase out CMS MST's wholesale energy trading business. On January 16, 2003, CMS MST closed the sale on a major portion of its wholesale natural gas trading book to Sempra Energy Trading. The cash proceeds were approximately $17 million. On February 13, 2003, CMS MST signed a definitive agreement with Constellation Power Source, Inc. to sell its wholesale electric power business. The sale has been approved by the FERC and closing is expected within the second quarter of 2003. On February 20, 2003, CMS MST signed a definitive agreement with Chevron Energy Solutions Company, a division of Chevron U.S.A., to sell the non-federal business of CMS Viron, its energy management services provider subsidiary. On February 26, 2003 CMS MST signed a definitive agreement with Pepco Energy Services, Inc. to sell CMS Viron's federal energy management services business. The sale is subject to federal government novation which the parties are not permitted to seek until closing has occurred. CMS MST will continue to focus its business on the retail sector, specifically in the state of Michigan. CMS MST has announced plans to move its headquarters from Houston, Texas to Jackson, Michigan. In 2002, CMS MST marketed approximately 550 bcf of natural gas, 62,971 GWh of electricity, 34 million barrels of crude oil and 10 million barrels of natural gas liquids. From 1997 through 2002, CMS MST also performed over 300 energy management services projects. At December 31, 2002, CMS MST had more than 1,200 wholesale and retail customers, transported gas on more than 40 gas pipelines and was active in 50 states and Canada. In 2002, CMS MST's operating revenue was $4.1 billion. For additional information, see ITEM 7. CMS ENERGY'S MANAGEMENT'S DISCUSSION AND ANALYSIS -- MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS.

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

EXECUTIVE OFFICERS

            NAME              AGE                    POSITION                                PERIOD
     ----------------------   ---        -------------------------------------------    --------------
      Kenneth Whipple......   68           Chairman of the Board, Chief Executive
                                           Officer of CMS Energy                          2002-Present
                                           Chairman of the Board, Chief Executive
                                           Officer of Consumers                           2002-Present
                                           Chairman of the Board of Enterprises           2002-Present
                                           Director of CMS Energy                         1993-Present
                                           Director of Consumers                          1993-Present
                                           Chairman and Chief Executive Officer of
                                           Ford Credit Company                            1997-1999
                                           Executive Vice President and President of
                                           Ford Financial Services Group                  1989-1999
      S. Kinnie Smith, Jr..   72           Vice Chairman of the Board of CMS
                                           Enterprises                                    2003-Present
                                           Vice Chairman of the Board and General
                                           Counsel of CMS Energy                          2002-Present
                                           Vice Chairman of the Board of Consumers        2002-Present
                                           Executive Vice President of Enterprises        2002-2003
                                           Director of CMS Energy                         2002-Present
                                           Director of Consumers                          2002-Present
                                           Vice Chairman of Trans-Elect, Inc              2002
                                           Senior Counsel at Skadden, Arps, Slate,
                                           Meagher, & Flom LLP                            1995-2002
      David W. Joos........   49           Chairman of the Board and Chief Executive
                                           Officer of CMS Enterprises                     2003-Present
                                           President and Chief Operating Officer of
                                           CMS Energy                                     2001-Present
                                           President and Chief Operating Officer of
                                           Consumers                                      2001-Present
                                           President and Chief Operating Officer of
                                           CMS Enterprises                                2001-2003
                                           Director of CMS Energy                         2001-Present
                                           Director of Consumers                          2001-Present
                                           Executive Vice President and Chief
                                           Operating Officer-- Electric of CMS
                                           Energy                                         2000-2001
                                           Executive Vice President and Chief
                                           Operating Officer-- Electric of
                                           Enterprises                                    2000-2001
                                           Executive Vice President and President and
                                           Chief Executive Officer-- Electric of
                                           Consumers                                      1997-2001
     Thomas J. Webb.......... 50           Executive Vice President and Chief
                                           Financial Officer of CMS Energy                2002-Present
                                           Executive Vice President and Chief
                                           Financial Officer of Consumers                 2002-Present
                                           Executive Vice President and Chief
                                           Financial Officer of Enterprises               2002-Present
                                           Executive Vice President and Chief
                                           Financial Officer of Panhandle Eastern
                                           Pipe Line                                      2002-Present
                                           Executive Vice President and Chief
                                           Financial Officer of Kellogg Company           1999-2002
                                           Vice President and Chief Financial Officer
                                           of Visteon, a division of Ford Motor
                                           Company                                        1996-1999
     Thomas W. Elward........ 54           President and Chief Operating Officer of

                                           CMS Enterprises                                 2003-Present
                                           President and Chief Executive Officer of
                                           CMS Generation Co.                              2002-Present
                                           Senior Vice President of CMS Enterprises        2002-2003
                                           Senior Vice President of CMS Generation Co.     1998-2001
                                           Vice President of CMS Generation Co             1990-1998
     Carl L. English......... 56           Executive Vice President and President and
                                           Chief Executive Officer-- Gas of
                                           Consumers                                       1999-Present
                                           Vice President of Consumers                     1990-1999
     David G. Mengebier*..... 45           Senior Vice President of CMS Enterprises        2003-Present
                                           Senior Vice President of CMS Energy             2001-Present
                                           Senior Vice President of Consumers              2001-Present
                                           Vice President of CMS Energy                    1999-2001
                                           Vice President of Consumers                     1999-2001
     John G. Russell**....... 45           Executive Vice President and President and
                                           Chief Executive Officer-- Electric of
                                           Consumers                                       2001-Present
                                           Senior Vice President of Consumers              2000-2001
                                           Vice President of Consumers                     1999-2000
     John F. Drake........... 54           Senior Vice President of CMS Enterprises        2003-Present
                                           Senior Vice President of CMS Energy             2002-Present
                                           Senior Vice President of Consumers              2002-Present
                                           Vice President of CMS Energy                    1997-2002
                                           Vice President of Consumers                     1998-2002
     Glenn P. Barba.......... 37           Vice President and Chief Accounting Officer
                                           of CMS Enterprises                              2003-Present
                                           Vice President, Controller and Chief
                                           Accounting Officer of CMS Energy                2003-Present
                                           Vice President, Controller and Chief
                                           Accounting Officer of Consumers                 2003-Present
                                           Vice President and Controller of Consumers      2001-2003
                                           Controller of CMS Generation                    1997-2001

----------

* Mr. Mengebier has served as Senior Vice President of CMS Energy and Consumers since 2001, after receiving a promotion from his position in both companies as Vice President, which he had held since 1999. From 1997 to 1999, Mr. Mengebier served as Executive Director of Federal Governmental Affairs for CMS Enterprises.

** Mr.Russell has served as Executive Vice President and President and Chief Executive Officer-- Electric of Consumers since October 2001. From December 2000 until October 2001, Mr. Russell served as Senior Vice President of Consumers. From October 1999 until December 2000, Mr. Russell served as Vice President of Consumers. From July 1997 until October 1999, Mr. Russell served as Manager-- Electric Customer Operations of Consumers.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

                                                                       Page
                                                                       ----

         Selected Financial Information................................ 30
         Management's Discussion and Analysis.......................... 32
         Consolidated Statements of Income............................. 70
         Consolidated Statements of Cash Flows......................... 72
         Consolidated Balance Sheets................................... 74
         Consolidated Statements of Preferred Stock.................... 76
         Consolidated Statements of Common Stockholders' Equity........ 77
         Notes to Consolidated Financial Statements.................... 79
         Report of Independent Public Auditors......................... 140

                             CMS ENERGY CORPORATION

                         SELECTED FINANCIAL INFORMATION

                                                                            RESTATED     RESTATED
                                                               2002          2001(A)      2000(A)          1999           1998
                                                              -------        -------      -------         -------        -------
          Operating revenue (in millions)(e).....  ($)        8,687          8,063         6,697          5,094           4,963
          Income (loss) from continuing
            operations(e)........................  ($)         (416)          (236)          (40)           207             250
          Consolidated net income (loss) (in
            millions)(e).........................  ($)         (620)          (448)           43            277             285
          Average common shares outstanding (in
            thousands)
            CMS Energy...........................           139,047        130,758       113,128        110,140         102,446
            Class G..............................               --             --            --             --            8,333
          Income (loss) from continuing operations
            per average common share
            CMS Energy -- Basic..................             (2.99)         (1.79)        (0.35)          1.81            2.31
                       -- Diluted................             (2.99)         (1.79)        (0.35)          1.81            2.29
            Class G    -- Basic and Diluted......               --             --            --            4.21            1.57
          Net income (loss) per average common
            share
            CMS Energy -- Basic..................  ($)        (4.46)         (3.42)         0.38           2.18(b)         2.65
                       -- Diluted................  ($)        (4.46)         (3.42)         0.38           2.17(b)         2.62
            Class G    -- Basic and Diluted......  ($)          --             --            --            4.21(b)         1.56
          Cash from operations (in millions).....  ($)          624            366           600            917             516
          Capital expenditures, excluding
            acquisitions, capital lease additions
            and DSM (in millions)................  ($)          747          1,239         1,032          1,124           1,295
          Total assets (in millions).............  ($)       13,915         16,775        16,905         15,462          11,310
          Long-term debt, excluding current
            maturities (in millions).............  ($)        5,356          5,840         6,048          6,428           4,726
          Non-current  portion of  capital  leases
          (in millions)..........................  ($)          116             71            49             88             105
          Total preferred stock (in millions)....  ($)           44             44            44             44             238
          Total Trust Preferred Securities
            (in millions)........................  ($)          883          1,214         1,088          1,119             393
          Cash dividends declared per common share
            CMS Energy...........................  ($)         1.09           1.46          1.46           1.39            1.26
            Class G..............................  ($)          --             --            --            0.99            1.27
          Market price of common stock at year-end
            CMS Energy...........................  ($)         9.44          24.03         31.69          31.19           48.44
            Class G..............................  ($)          --             --            --           24.56(c)        25.25
          Book value per common share at year-end
            CMS Energy...........................  ($)         7.86          15.33         19.93          21.17           19.61
             Class G.............................  ($)          --             --            --             --            11.46
           Return on average common equity.......  (%)        (39.1)         (20.1)          1.8           11.8            14.2
           Return on assets......................  (%)         (1.6)          (0.2)          2.7            5.3             5.5
           Number of employees at year-end
             (full-time equivalents).............            10,477         11,510        11,652         11,462           9,710
          ELECTRIC UTILITY STATISTICS
            Sales (billions of kWh)..............              39.3           39.6          41.0           41.0            40.0
            Customers (in thousands).............             1,734          1,712         1,691          1,665           1,640
            Average sales rate per kWh...........  ((cent))    6.88           6.65          6.56           6.54            6.50
          GAS UTILITY STATISTICS
            Sales and transportation deliveries
               (bcf).............................               376            367           410            389             360
            Customers (in thousands)(d)..........             1,652          1,630         1,611          1,584           1,558
            Average sales rate per mcf...........  ($)         5.67           5.34          4.39           4.52            4.56
          DIVERSIFIED ENERGY STATISTICS
            CMS Energy's share of unconsolidated
               revenue (in millions):
               Independent power production......  ($)          704            742           837            802             761
               Natural gas transmission..........  ($)          150            239           171            130              67
               Marketing, services and trading...  ($)        1,003          1,138         1,238            524             291
               Independent power production sales
                 (millions of kWh)...............            19,776         19,212        21,379         20,478          19,017
               Gas pipeline throughput (bcf).....             1,534          1,555         1,586          1,141             253
               Gas managed and marketed for end
                 users (bcf).....................               550            750           606            470             366
               Electric power marketed (millions of
                 kWh)............................            62,971         31,199         8,155          3,709           6,973

----------

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

(e) See Notes 3, 4 and 5 to the Consolidated Financial Statements.

                             CMS ENERGY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion and analysis is generally not affected by the completion of the restatement of the 2001 interim periods resulting from the adjustments identified in connection with the re-audit of the consolidated financial statements for 2001 and adjustments identified through the quarterly reconciliation and reconstruction project at CMS MST. However, material subsequent events have been reported in a separate section entitled "Subsequent Events".


    This document should be read in combination with CMS Energy's consolidated financial statements and notes to those statements included in this Form 10-K/A. All note references within this MD&A refer to the notes to CMS Energy's consolidated financial statements. This document should also be read in conjunction with CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, which are incorporated by reference herein.

    CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy marketing, services and trading. CMS Energy's consolidated financial statements for the years 2001 and 2000 have been restated as a result of accounting adjustments identified in connection with the re-audit and preparation of the restated 2001 and 2000 consolidated financial statements of CMS Energy. CMS Energy has completed its restatement of the consolidated financial statements for the quarters of 2002 and 2001. As a result, the 2002 and 2001 quarterly information has been restated. The interim financial data contained in Note 20, Quarterly Financial and Common Stock Information, to the consolidated financial statements has been restated to reflect the impacts of restatement adjustments.

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

    During 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. As of March 14, 2003, CMS Energy at the parent level had approximately $598 million, Consumers Energy and its subsidiaries had approximately $727 million, and Panhandle and its subsidiaries had approximately $52 million of publicly issued and credit facility debt maturing in 2003. CMS Energy and Consumers Energy have taken significant steps to address their 2003 maturities, as described below. In addition, CMS Energy also could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle. In December 2002, CMS Energy signed a definitive agreement to sell Panhandle for a total of $1.828 billion, which is expected to result in $662 million of cash and $1.166 billion of debt assumption. However, closing of the sale is pending action by the FTC under the Hart-Scott-Rodino Act. All other regulatory approvals have been granted.

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

    As noted elsewhere in this MDA, CMS Energy has reduced debt by approximately $2.8 billion through asset sales with cash proceeds and associated debt assumption from such sales over the past two years. Through the first quarter of 2003, CMS Energy has accomplished approximately $97 million of additional asset sales. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds. The sale of the Centennial Pipeline, resulting in proceeds to CMS Energy of $40 million, closed in February 2003. In March 2003, CMS MST sold the majority of its wholesale power book and related supply portfolio for cash proceeds of $34 million to Constellation Power Source, Inc. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

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

    CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as of March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan in 2003:

    - On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $250 million tranche with a maturity date of April 30, 2004 and a $159 million tranche with a maturity date of September 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. This facility is collateralized primarily by the common stock of Consumers Energy, CMS Enterprises and certain CMS Enterprises subsidiaries.

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

    - Consumers has filed an application with the MPSC seeking authorization to issue $1.084 billion of securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no delays in the offering process, Consumers anticipates that bonds would be issued by year-end, 2003.

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

    The tables below summarize the adjustments and the effects on CMS Energy's consolidated financial statements.


                                      NET INCOME INCREASE (DECREASE)                     2001     2000    TOTAL
                    ------------------------------------------------------------------ -------- ------- -------
                                                                                            (IN MILLIONS)

                    MCV PPA Adjustments..............................................  $    90  $  (20) $    70
                    DIG Loss Contract Accounting.....................................      126      --      126
                    Mark-to-Market Gains and Losses on Inter-book Transactions
                      and other related adjustments..................................      (43)     18      (25)
                    Mark-to-Market Gains and Losses on Intercompany
                      Transactions...................................................      (30)     18      (12)
                    CMS MST Account Reconciliations..................................       (5)    (13)     (18)
                    Income Tax Adjustments...........................................      (30)     --      (30)
                    Panhandle System Gas.............................................       (7)     --       (7)
                    Amortization of Debt Costs.......................................       (2)      7        5
                    Other............................................................       (2)     (3)      (5)
                                                                                       -------  ------  -------
                    Total............................................................  $    97  $    7  $   104
                                                                                       =======  ======  =======

                               BALANCE SHEET: INCREASE IN CONSOLIDATED DEBT       2001    2000
                               --------------------------------------------       ----    ----
                                                                                 (IN MILLIONS)
                               Reconsolidation of LNG Facility...........        $  215   $  --
                               Structured Financing of Methanol Plant....           125     125
                               Consumers' Headquarters Capital Lease.....            16      --

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

    Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $14 billion at December 31, 2002, approximately 45 to 50 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

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

                                                                            2003    2004    2005   2006    2007
                                                                            ----    ----    ----   ----    ----
                                                                                       IN MILLIONS
                Estimated cash underrecoveries at 98.5%, net of tax....    $  37   $  36    $ 36   $  36   $  25


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

    Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business on a prospective basis, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 6, Uncertainties, "Electric Rate Matters-- Electric Restructuring."

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


                                               DECEMBER 31                      2002        2001
                             ----------------------------------------------  ---------    --------
                                                                                   IN MILLIONS
                             Securitized costs.............................  $     689    $     717
                             Postretirement benefits.......................        204          228
                             Electric Restructuring Implementation Plan....         83           82
                             Manufactured gas plant sites..................         69           70
                             Abandoned Midland project.....................         11           12
                             Income taxes..................................         --            6
                             Other.........................................         16           15
                                                                             ---------    ---------
                             Total regulatory assets.......................  $   1,072    $   1,130
                                                                             =========    =========
                             Income taxes..................................  $    (297)   $    (282)
                             GCR over recovery.............................        (11)          (9)
                             Other.........................................         (5)          --
                                                                             ---------    ---------
                             Total regulatory liabilities..................  $    (313)   $    (291)
                                                                             =========    =========

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

                                                  DECEMBER 31                              2002       2001
                       ---------------------------------------------------------------  ---------   -------
                                                                                           IN MILLIONS
                       Unamortized nuclear costs.....................................   $     405    $   405
                       Postretirement benefits.......................................          84         84
                       Income taxes..................................................         203        203
                       Uranium enrichment facility...................................          16         16
                       Accumulated Securitization cost amortization..................         (31)        (2)
                       Other.........................................................          12         11
                                                                                        ---------    -------
                       Total unamortized securitized costs...........................   $     689    $   717
                       ===============================================================  =========    =======


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

    INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate financing, including interest rate risk associated with trust preferred securities, and from interest rate swap agreements. CMS Energy uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain a balance between risk and the lowest cost of capital. At December 31, 2002, the carrying amounts of long-term debt and trust preferred securities were $5.4 billion and $927 million, respectively, with corresponding fair values of $5.0 billion and $729 million, respectively. Based on a sensitivity analysis at December 31, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase, respectively, by approximately $9 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $332 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance any of its outstanding fixed-rate debt and trust preferred securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of December 31, 2002.

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

    The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of December 31, 2002.

                                                                                              IN MILLIONS
                            Fair value of contracts outstanding as of January 1, 2002.......    $   41
                            Fair value of new contracts when entered into during the
                              period........................................................        22
                            Changes in fair value attributable to changes in valuation
                              techniques and assumptions (a)................................       (48)
                            Contracts realized or otherwise settled during the period
                              (b)...........................................................        40
                            Other changes in fair value (c).................................        26
                                                                                                ------
                            Fair value of contracts outstanding as of December 31, 2002
                              (d)...........................................................    $   81
                                                                                                ======

----------

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

                                                                        FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002
                                                                        --------------------------------------------
                                                             TOTAL
                         SOURCE OF FAIR VALUE             FAIR VALUE  LESS THAN 1  1 TO 3      4 TO 5   GREATER THAN 5
                --------------------------------------    ----------  -----------  ------      ------   --------------
                                                                          IN MILLIONS
                                                                           MATURITY (IN YEARS)
             Prices actively quoted.....................     $   7        $   7     $  --       $  --         $ --
             Prices provided by other external sources..        57            7        29          13            8
             Prices based on models and other valuation
               methods..................................        17          (15)       19           5            8
                                                             -----        -----     -----       -----         ----
                Total...................................     $  81        $  (1)    $  48       $  18         $ 16
                                                             =====        =====     =====       =====         ====

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

    While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At December 31, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.3647 pesos per U.S. dollar was $266 million. This amount also reflected the effect of recording, at December 31, 2002, U.S. income taxes with respect to temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to be no longer essentially permanent in duration (see Note
11).

    Australia: In 2000, an impairment loss of $329 million ($268 million after-tax) was realized on the carrying amount of the investment in Loy Yang. This loss did not include $168 million cumulative net foreign currency translation losses due to unfavorable changes in the exchange rates, which, in accordance with SFAS No. 52, will not be realized until there has been a sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, all of which are currently being pursued. In connection with the restatement of CMS Energy's December 31, 2000 consolidated financial statements, a deferred U.S. income tax asset of $48 million was recorded with respect to the cumulative net foreign currency translation losses associated with CMS Energy's Loy Yang investment. At December 31, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Australian dollar recorded in the Foreign Currency Translation component of Common Stockholders' Equity using an exchange rate of 1.78 Australian dollars per U.S. dollar was $124 million.

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

    During 2002, CMS Energy made contributions to the plans' trust accounts of $148 million. This amount represents $64 million of pension related benefits and $84 million of postretirement health care and life insurance benefits. CMS Energy expects similar contributions for postretirement health care and life insurance benefits will be made in 2003, 2004, and 2005. The investment performance returns and declining discount rates have worsened the underfunded status of the Pension Plan, net of benefit obligations, from $350 million at December 31, 2001 to $650 million at December 31, 2002. Because of the recent rise in the underfunded status of the Pension Plan, based on actuarial assumptions, CMS Energy expects to make cash contributions to the Pension Plan which approximate $210 million, $292 million, and $29 million in 2003, 2004, and 2005, respectively. However, if necessary to increase liquidity, CMS Energy would postpone the 2003 contribution.

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

    CMS Energy bases the determination of pension expense on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a 5-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market- related value of assets. Since the market-related value of assets recognizes gains or losses over a 5-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

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

                                                                                      RESTATED RESTATED
                                        YEARS ENDED DECEMBER 31                   2002      2001       2000
                         ----------------------------------------------------  ---------  ---------  -------
                                                                                    IN MILLIONS
                         CMS Energy Consolidated Net Income (Loss)..........   $   (620)  $   (448)  $    43
                         CMS Energy Basic Earnings (Loss) Per Share.........   $  (4.46)  $  (3.42)  $  0.38
                         CMS Energy Diluted Earnings (Loss) Per Share.......   $  (4.46)  $  (3.42)  $  0.38

CMS ENERGY CONSOLIDATED NET INCOME (LOSS)

                                                                RESTATED          RESTATED RESTATED
                              YEARS ENDED DECEMBER 31     2002    2001    CHANGE    2001     2000    CHANGE
                          ----------------------------- ------- -------- -------- -------- -------- -------
                                                                            IN MILLIONS
                                                        $  (620) $ (448) $  (172) $ (448)  $   43  $  (491)
                                                        =======  ======  =======  ======   ======  =======
                          Electric Utility............  $   264  $  109  $   155  $  109   $  173  $   (64)
                          Gas Utility.................       46      21       25      21       18        3
                          Independent Power Production     (336)    (63)    (273)    (63)     (92)      29
                          Natural Gas Transmission....      (30)    (53)      23     (53)      11      (64)
                          Marketing, Services and
                          Trading.....................      (42)     (6)     (36)     (6)      13      (19)
                          Corporate Interest and Other     (300)   (246)     (54)   (246)    (163)     (83)
                          Discontinued Operations.....     (222)   (210)     (12)   (210)      83     (293)
                                                        -------  ------  -------  ------   ------  -------
                          Net Income..................  $  (620) $ (448) $  (172) $ (448)  $   43  $  (491)
                                                        =======  ======  =======  ======   ======  =======

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

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

               YEARS ENDED DECEMBER 31            2002   2001  CHANGE  2001   2000   CHANGE
   --------------------------------------------- ------ -------------------- ------ -------
                                                                IN MILLIONS
   Net income available to common stockholder..  $  264 $ 109  $ 155  $  109 $  199 $   (90)
                                                 ====== =====  =====  ====== ====== =======
   Reasons for the change:
   Electric deliveries.........................                $  41                $    19
   Power supply costs and related revenue......                  120                   (109)
   Rate decrease...............................                   --                    (35)
   Other operating expenses and non-commodity
     revenue...................................                    5                     17
   Implementation  of accounting  standard (SFAS                  17                    (17)
   133)........................................
   Gain on asset sales.........................                   38                     --
   Fixed charges...............................                    9                     (6)
   Income taxes................................                  (75)                    41
                                                               -----                -------
   Total change................................                $ 155                $   (90)
                                                               =====                =======

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

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

              YEARS ENDED DECEMBER 31          2002  2001  CHANGE  2001  2000 CHANGE
     ---------------------------------------  --------------------------------------
                                                            IN MILLIONS
     Net income available to common
     stockholder............................  $  46 $  21  $  25  $  21 $ 18  $   3
                                              ===== =====  =====  ===== ====  =====
     Gas deliveries.........................                  21                (21)
     Gas commodity and related revenue......                  --                 44
     Gas rate increase......................                  25                 --
     Gas wholesales and retail services.....                   1                  8
     Operation and maintenance..............                 (14)               (30)
     General taxes and depreciation.........                  (3)                --
     Fixed charges..........................                   3                  1
     Income taxes...........................                  (8)                 1
                                                           -----              -----
     Total change...........................               $  25              $   3
                                                           =====              =====

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

    NET INCOME: For the year ended December 31, 2002, CMS MST's reported net loss was $42 million excluding a loss from discontinued operations of $21 million, a decrease of $36 million from its restated reported net loss in 2001. Credit constraints severely reduced the overall liquidity of the energy trading markets, limiting CMS MST's ability to actively manage and optimize its open positions and to execute new transactions. Contributing to the net loss was the recognition of a $31 million (net of tax) reduction in fair value of the wholesale natural gas and power portfolios based on valuation reductions resulting from fair value evidence derived from the negotiated sales prices for its wholesale natural gas and power contracts. Restructuring costs related to the reorganization of the business unit of $9 million and impairment of an investment of $11 million.

    For the year ended December 31, 2001, CMS MST's restated reported net loss was $6 million, including a cumulative effect of a change in accounting for derivative instruments of $9 million and excluding income from discontinued operations of $1 million. This was a decrease of $19 million from restated reported net income in 2000. This decrease was primarily a result of the change in fair value of financial derivatives entered into as economic hedges for the retail sales contracts that are accounted for on an accrual basis. Partially offsetting these losses was an increase in the value of the wholesale power portfolio due to power contracts executed during 2001, and $9 million increase to net income representing the cumulative effect of a change in accounting resulting from the implementation of SFAS No. 133.

    SALES VOLUMES: For the year ended December 31, 2002, power sales volumes were 62,971 GWh, an increase of 31,772 GWh over 2001, for which volumes have been restated to exclude the effect of any round-trip trades. The increase in power volumes reflect the addition of long-term power contracts that were executed during the latter part of 2001 and early 2002. Natural gas sales volumes were 550 bcf, a decrease of 200 bcf from 2001, for which volumes have been restated to exclude the effect of any round-trip trades.

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

    OTHER: Corporate and other net expenses were $300 million in 2002, an increase of $54 million from $246 million in 2001. In 2002, tax credit write-offs, which are all recorded at CMS Energy, the Parent, amounted to $58 million. Interest expense after tax amounted to $195 million in 2002 as compared to $197 million in 2001. Corporate and other net expenses include $56 million related to investment write-downs, and restructuring and other costs of $24 million in 2002. These expenses were partly offset by the consolidating eliminations of intercompany losses and gains recorded by CMS MST that result from mark-to-market transactions with affiliates. These eliminations increased net income by $46 million in 2002 and decreased net income by $30 million in 2001.

    Corporate and other net expenses were $246 million in 2001, an increase of $83 million from $163 million in 2000. Interest expense after taxes amounted to $197 million in 2001 as compared to $173 million in 2000. These expenses also include the consolidating eliminations of intercompany losses and gains recorded by CMS MST that result from mark-to-market transactions with affiliates. These eliminations decreased net income by $30 million in 2001 and increased net income by $18 million in 2000.

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

                                                 YEAR ENDED
                                              DECEMBER 31, 2002     UNPAID BALANCE
                                            --------------------   -----------------
                                            EXPENSE     PAYMENTS   DECEMBER 31, 2002
                                            -------     --------   -----------------
                                                             IN MILLIONS
    Involuntary termination............      $  22        $  10         $   12
    Non-cancelable lease obligations...         11            3              8
                                             -----        -----         ------
    Total..............................      $  33        $  13         $   20
                                             =====        =====         ======

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

    OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas; and the generation, distribution and sale of electricity. For 2002 and 2001, consolidated cash from operations after interest charges totaled $624 million and $366 million, respectively. The $258 million increase in cash from operations resulted primarily from a decrease in inventories and other temporary changes in working capital items due to timing of cash receipts and payments. These sources of cash were partially offset by a decrease in deferred income taxes and investment tax credit. CMS Energy uses cash derived from its operating activities primarily to maintain its diversified energy businesses, to maintain and expand electric and gas systems of Consumers and, to pay interest on and retire portions of long-term debt.

    INVESTING ACTIVITIES: For 2002 and 2001, CMS Energy's consolidated net cash provided by (used in) investing activities totaled $863 million and ($1,348) million, respectively. The $2,211 million increase in cash provided as compared to 2001, primarily reflects an increase in proceeds received from the sale of assets ($1,525 million), a reduction in the amount of capital expenditures ($492 million), and a reduction in investments in partnerships and unconsolidated subsidiaries ($56 million). CMS Energy's expenditures, including cash infusions and other items, during 2002 for its utility and diversified energy businesses were $618 million and $243 million, respectively, compared to $768 million and $605 million, respectively, during 2001.

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


                                           DISTRIBUTION/
                  MONTH ISSUED  MATURITY   INTEREST RATE     AMOUNT      USE OF PROCEEDS
                  ------------  --------   -------------     ------      ---------------
                                               (IN MILLIONS)
   CMS ENERGY
   GTNs Series F.  January          (1)                7.33%  $   12   General corporate purposes
   Common Stock..  (2)             n/a    11 million shares      357   Repay debt and general
                                                                       corporate purposes
                                                              ------
                                                                 369
                                                              ------
   CONSUMERS
   Senior Notes..  March          2005              6.00%        300   Repay debt
                                                              ------
   Total.........                                             $  669
                                                              ======

----------

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

    CREDIT FACILITIES: On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy, Consumers and Enterprises and included: a $295.8 million revolving credit facility for CMS Energy originally set to mature on March 31, 2003; a $300 million revolving credit facility for CMS Energy, maturing December 15, 2003; a $150 million short-term loan for Enterprises, originally set to mature on December 13, 2002; a $250 million revolving credit facility for Consumers, maturing July 11, 2003; and a $300 million term loan for Consumers, maturing July 11, 2003. In March 2003, the CMS Energy $295.8 million revolving credit facility and $300 million revolving credit facility under which a combined $409 million was then outstanding were amended and restated. The Second Amended and Restated Senior Credit Agreement includes a $250 million tranche with a maturity date of April 30, 2004 and a $159 million tranche with a maturity date of September 30, 2004. Also in March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. Also in September 2002, CMS Energy retired the $150 million short-term loan to Enterprises using proceeds from the sale of CMS Oil and Gas and other assets. At December 31, 2002, a total of $841 million was outstanding under these facilities, of which Consumers' $250 million revolving credit facility is included in notes payable, in the accompanying consolidated balance sheet.

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

    REQUIRED RATIOS: The facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

               REQUIRED RATIO                      LIMITATION          RATIO AT DECEMBER 31, 2002
   -------------------------------------  ---------------------------- --------------------------
   CMS ENERGY:
   Consolidated Leverage Ratio(a)(b)....  not more than 5.75 to 1.00                5.59 to 1.00
   Cash Dividend Coverage Ratio(a)......  not less than 1.25 to 1.00                1.57 to 1.00
   CONSUMERS:
   Debt to Capital Ratio(a)(b)..........  not more than 0.65 to 1.00                0.55 to 1.00
   Interest Coverage Ratio(a)(b)........  not less than 2.00 to 1.00                4.00 to 1.00

----------

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

CONTRACTUAL OBLIGATIONS

                                                             PAYMENTS DUE
                                            -----------------------------------------------
             DECEMBER 31             TOTAL   2003     2004    2005    2006   2007    BEYOND
    ----------------------------  --------- ------- -------- ------ ------- ------ --------
                                                       IN MILLIONS
    On-balance sheet:
      Long-term debt............  $  5,983 $    627 $   964 $   742 $   514 $  538 $   2,598
      Notes payable.............       458      458      --      --      --     --        --
      Capital lease
        obligations(a)..........       163       21      20      18      17     16        71
                                  -------- -------- ------- ------- ------- ------ ---------
    Total on-balance sheet......  $  6,604 $  1,106 $   984 $   760 $   531 $  554 $   2,669
                                  ======== ======== ======= ======= ======= ====== =========
    Off-balance sheet:
      Non-recourse debt.........     2,601      253     188     123     346     96     1,595
      Headquarters building
        lease(b)................         6       --      --      --      --     --         6
      Operating leases(c).......        93       16      12      10       9      8        38
      Sale of accounts
        receivable..............       325      325      --      --      --     --        --
      Unconditional purchase
         Obligations............    17,344    1,368     975     877     727    727    12,670
                                  -------- -------- ------- ------- ------- ------ ---------
    Total off-balance sheet.....  $ 20,369 $  1,962 $ 1,175 $ 1,010 $ 1,082 $  831 $  14,309
                                  ======== ======== ======= ======= ======= ====== =========

----------

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

COMMERCIAL COMMITMENTS

                                          COMMITMENT EXPIRATION
                                 -------------------------------------
          DECEMBER 31      TOTAL  2003  2004 2005  2006  2007   BEYOND
      -----------------  ------- ------ ---- ----  ----  ----   ------
                                         IN MILLIONS
      Off-balance sheet:
        Guarantees....   $   524 $   -- $ -- $  -- $   4 $  --  $ 520
        Indemnities...   $   230      5   --    36    --    --    189
        Letters of
        Credit..........     296    275   18    --    --    --      3
                         ------- ------ ---- ----- ----- -----  -----
             Total....   $ 1,050 $  280 $ 18 $  36 $   4 $  --  $ 712
                         ======= ====== ==== ===== ===== =====  =====

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

    CMS Energy estimates capital expenditures by business segment over the next three years as follows:

            YEARS ENDING DECEMBER 31           2003    2004   2005
     --------------------------------------  ------- -------------
                                               IN MILLIONS
     Consumers electric operations(a)(b)...  $   341 $  408 $   385
     Consumers gas operations(a)...........      144    167     225
     Natural gas transmission..............       23      1       1
     Independent power production..........        9     79       4
     Marketing, services and trading.......        1     --      --
     Other.................................       27     --      --
                                             ------- ------ -------
                                             $   545 $  655 $   615
                                             ======= ====== =======

----------

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

          YEAR FILED   YEAR INCURRED REQUESTED PENDING  ALLOWED  DISALLOWED
          -----------  ------------- --------- -------  -------  ----------
                                                  IN MILLIONS
          1999.......   1997 & 1998     $ 20     $ --    $ 15      $   5
          2000.......          1999       30       --      25          5
          2001.......          2000       25       --      20          5
          2002.......          2001        8        8      --         --
          2003.......          2002        2        2      --         --

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

ENTERPRISES OUTLOOK

    CMS Energy's independent power production subsidiary plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments to two regions: North America and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants.

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

    The implementation of certain elements of its remediation plan enabled the Company to prepare reliable restated financial statements for CMS MST for December 31, 2000 and 2001, as well as for the quarterly periods and full years of 2001 and 2002.

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

SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the date of filing CMS Energy's 2002 Form 10-K, a number of material events have occurred. These material events have been disclosed in CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, which are incorporated by reference herein. In addition to the events disclosed in the above referenced documents, see below for a summary of events that have occurred subsequent to May 14, 2003.

CAPITAL RESOURCES AND LIQUIDITY

CMS ENERGY PARENT LEVEL LIQUIDITY

CMS Energy's liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

As of June 15, 2003, CMS Energy at the parent level had approximately $220 million and Consumers and its subsidiaries had approximately $20 million of publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy could also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of CMS Field Services. See Corporate Outlook section below.

On July 1, 2003, CMS Energy will pay down $150 million principal amount of CMS Energy's 8.375% Reset Put Securities due 2013. As a result, CMS Energy will record a charge of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities.

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. CMS Energy has approximately $902 million of debt maturities in 2004. These maturities include:
$287 million of senior notes due in January 2004; $140.5 million (as of June 15, 2003) due in April 2004 under one tranche of the Second Amended and Restated Senior Credit Agreement; $250 million (as of June 15, 2003) due September 2004 under a second tranche of the Second Amended and Restated Senior Credit Agreement; $175.8 million of senior notes due in November 2004; and approximately $48.9 million of general term notes that mature at various times during 2004. After giving effect to asset sales, including the expected sale of CMS Field Services, capital markets or bank financing and cash flow from operations, CMS Energy believes, but can make no assurance, that it has sufficient liquidity to meet its debt maturities through 2004.

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

CONSUMERS ENERGY LIQUIDITY

As discussed in CMS Energy's March 31, 2003 Form 10-Q, Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its debt maturity and liquidity needs through 2003. In addition to executing the debt financing plan for 2003 as discussed therein, the following activities also have been initiated by Consumers to enhance further its liquidity beyond 2003:

- Consumers filed an application in March 2003 with the MPSC seeking authorization to issue $1.084 billion of Securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. On June 2, 2003, the MPSC issued an order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. For additional information, see Securitization below.

- In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering to institutional investors; the bonds were issued at 4.00 percent, maturing on May 15, 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

ENTERPRISES LIQUIDITY

On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility was April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. These facilities were underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which included the initial commitment fee. Proceeds from these loans were used for general corporate purposes, to retire debt and to collateralize $160 million of letters of credit. The proceeds from the sale of Panhandle were used to pay off these facilities in full.

In June 2003, cash collateral was released associated with the sale of the Guardian Pipeline as discussed below. Following the Guardian transaction, CMS Energy had letters of credit supported by cash collateral of $184 million.

CASH POSITION, INVESTING AND FINANCING

REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2003, Consumers applied for an increase in FERC authorization to issue short and long-term debt. In June 2003, the FERC granted Consumers' request for an increase in its authorization for short-term debt allowing Consumers to issue up to $1.1 billion of first mortgage bonds as security for $1.1 billion of secured and/or unsecured short-term securities outstanding at any one time through June 30, 2004, for which Consumers had already received authorization. The FERC also granted Consumers' request for an increase in its authorization for long-term debt, allowing Consumers to issue up to an additional 1) $750 million of long-term securities for general corporate purposes, 2) $1 billion of long-term securities for refinancing or refunding of existing long-term securities, and 3) $1.45 billion of long-term first mortgage bonds to be issued as security for other long-term securities, through June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS: On April 30, 2003, Consumers ended its trade receivable sale program with its existing purchaser. During May 2003, a new trade receivable program was put in place with a new purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivable Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivable Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers will also continue to retain servicing responsibilities for the trade receivables sold, however the purchaser of the trade receivables has no recourse to Consumers' other assets for failure of debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the sale of trade receivables and Consumers retains no interest in the receivables sold. At May 31, 2003, receivables sold under the program were $50 million.

OUTLOOK

CORPORATE OUTLOOK

On June 11, 2003, CMS Energy completed the $1.8 billion sale of the Panhandle companies to Southern Union Panhandle Corp. CMS Energy received approximately $582 million in cash and 3 million shares of Southern Union Company common stock, worth approximately $49 million, based on the June 11, 2003 closing price of Southern Union common stock on the New York Stock Exchange of $16.48 per share. Southern Union Panhandle Corp. has also assumed approximately $1.166 billion of Panhandle debt. The sale agreement allows CMS Energy to sell the Southern Union Company common stock after 90 days from the date of closing. CMS Energy used the cash and will use the proceeds from the ultimate sale of the Southern Union Company common stock to reduce debt.

CMS Energy expects to incur a loss on the sale of Panhandle. The loss calculations have not been finalized, but CMS Energy's best estimate is an after-tax loss of approximately $31 million on the sale of Panhandle to be recognized in the second quarter of 2003.

Further, a significant number of Panhandle employees elected to retire as of July 1, 2003 under the Pension Plan. As a result, CMS Energy expects to record a settlement loss and a plan curtailment gain in the second quarter of 2003 pursuant to the provisions of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The calculations have not been finalized, but CMS Energy expects a net after-tax loss of approximately $13 million. In addition, CMS Energy will be required to re-measure its defined benefit retirement plan obligations during the second quarter of 2003 and as a result, in the second quarter of 2003, will likely record an additional minimum pension liability charge to other comprehensive income estimated to be $20 million, net of tax. The re-measurement could also result in an increase to CMS Energy's 2003 pension expense of approximately $9.5 million.

In May 2003, CMS Energy signed a definitive agreement to sell CMS Field Services to Cantera Resources Inc. for $115.5 million in cash and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. This sale is expected to close in the third quarter of 2003.

In June 2003, CMS Energy completed the sale of its one-third membership interest in the Guardian Pipeline, L.L.C., to a subsidiary of WPS Resources Corporation. Proceeds from the sale were $26 million and will be used to reduce debt. In conjunction with the sale, approximately $63 million of cash that CMS Energy had committed to collateralize a letter of credit was released. CMS Energy expects to record an after-tax loss on the sale of Guardian of $2.8 million in the second quarter of 2003.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

SECURITIZATION: On June 2, 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and an associated return on those expenditures through December 31, 2002; retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the latter customers are increased under the rate design ordered by the MPSC in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." Consumers is currently studying the order and will be seeking a rehearing and clarification of a number of features in the financing order, including the dividend restriction. The financing order will only become effective after rehearing upon acceptance by Consumers.

STRANDED AND IMPLEMENTATION COSTS: On June 16, 2003, the MPSC issued an order authorizing deferred recovery of electric utility restructuring implementation costs for 2001 of approximately $8 million.

Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has already been expensed. MISO filed an application with the FERC seeking authorization to reimburse Consumers for all of these costs. On May 23, 2003, the FERC issued an order denying this request. Consumers has sought rehearing of that order. Consumers cannot predict the outcome of this matter.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

GROWTH: The magnitude of the recent increase in gas commodity prices may have an elasticity of demand impact, which consumers is not able to predict.

ENTERPRISES OUTLOOK

An affiliate of CMS Generation owns a 49.6 percent interest in Loy Yang, which owns the 2,000 MW Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, Loy Yang is not generating cash flow sufficient to meet its operating and debt-service obligations. Loy Yang currently has $500 million of term bank debt, which pursuant to extensions from the lenders, is scheduled to mature on July 11, 2003. The partners in Loy Yang are actively exploring the possible sale of the project (or control of the project) or a restructuring of the finances of Loy Yang. CMS Energy cannot predict whether any of these initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its equity investment in Loy Yang. CMS Energy has previously written off its equity investment in Loy Yang, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $119 million at March 31, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause noncompliance with CMS Energy's financing agreements.

NEW ACCOUNTING STANDARDS

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in a more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. CMS Energy is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 will be effective July 1, 2003.

CMS Energy has determined that Consumers Power Company Financing I, Consumers Energy Company Financing II, Consumers Energy Company Financing III, Consumers Energy Company Financing IV, and CMS Energy Trust I securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatory redeemable preferred securities under SFAS No. 150. Beginning July 1, 2003, these securities will be reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet at fair value.

CMS Energy has determined that CMS Energy Trust Securities III have both equity and liability characteristics. The securities include both a future stock purchase contract and a preferred security. CMS Energy is continuing to evaluate the overall effect of SFAS No. 150.

                             CMS ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31
                                                             ---------------------------------------
                                                                          AS RESTATED    AS RESTATED
                                                               2002           2001          2000
                                                             ----------   -----------    -----------
                                                                          IN MILLIONS
OPERATING REVENUE
  Electric utility .......................................   $    2,644    $    2,630    $    2,676
  Gas utility ............................................        1,519         1,338         1,196
  Independent power production ...........................          372           388           503
  Natural gas transmission ...............................           50            59            88
  Marketing, services and trading ........................        4,076         3,674         2,178
  Other ..................................................           26           (26)           56
                                                             ----------    ----------    ----------
                                                                  8,687         8,063         6,697
                                                             ----------    ----------    ----------
OPERATING EXPENSES
  Operation
     Fuel for electric generation ........................          341           297           407
     Purchased and interchange power--
          Marketing, services and trading ................        2,193         1,189           349
     Purchased and interchange power .....................          455           599           429
     Purchased power-- related parties ...................          546           539           555
     Cost of gas sold-- Marketing, services and
           trading .......................................        1,710         2,311         1,699
     Cost of gas sold ....................................        1,037           923           707
     Other operating expenses ............................          895           904           867
                                                             ----------    ----------    ----------
                                                                  7,177         6,762         5,013
  Maintenance ............................................          211           224           189
  Depreciation, depletion and amortization ...............          403           398           489
  General taxes ..........................................          199           196           209
  Reduced asset valuations ...............................          598           240           329
                                                             ----------    ----------    ----------
                                                                  8,588         7,820         6,229
                                                             ----------    ----------    ----------
OPERATING INCOME (LOSS)
  Electric utility .......................................          512           349           454
  Gas utility ............................................          127            97            96
  Independent power production ...........................         (444)          (76)         (136)
  Natural gas transmission ...............................          (15)          (50)           22
  Marketing, services and trading ........................          (60)          (22)           23
  Other ..................................................          (21)          (55)            9
                                                             ----------    ----------    ----------
                                                                     99           243           468
                                                             ----------    ----------    ----------
OTHER INCOME (DEDUCTIONS)
  Accretion expense ......................................          (31)          (37)          (35)
  Gain on asset sales, net of foreign currency translation
     losses of $25 in 2000 ...............................           37            --            54
  Other, net .............................................           (4)           25            12
                                                             ----------    ----------    ----------
                                                                      2           (12)           31
                                                             ----------    ----------    ----------
INCOME BEFORE FIXED CHARGES AND TAXES ....................          101           231           499
                                                             ----------    ----------    ----------
FIXED CHARGES
  Interest on long-term debt .............................          401           416           420
  Other interest .........................................           31            83            34
  Capitalized interest ...................................          (16)          (35)          (47)
  Preferred dividends ....................................            2             2             2
  Preferred securities distributions .....................           86            96            93
                                                             ----------    ----------    ----------
                                                                    504           562           502
                                                             ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS .....................................         (403)         (331)           (3)
INCOME TAX EXPENSE (BENEFIT) .............................           13           (98)           34

MINORITY INTERESTS .......................................           --             3             3
                                                             ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS ..........................         (416)         (236)          (40)
                                                             ----------    ----------    ----------
DISCONTINUED OPERATIONS, NET OF $167 TAX BENEFIT IN 2002,
  $93 TAX EXPENSE IN 2001 AND $32 TAX EXPENSE IN 2000 ....         (222)         (210)           83
                                                             ----------    ----------    ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ...................................         (638)         (446)           43
                                                             ----------    ----------    ----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
  INSTRUMENTS, NET OF $10 TAX IN 2002 AND $-- IN
  2001 ...................................................           18            (2)           --
                                                             ----------    ----------    ----------
CONSOLIDATED NET INCOME (LOSS) ...........................   $     (620)   $     (448)   $       43
                                                             ==========    ==========    ==========





                                                                                           YEARS ENDED DECEMBER 31
                                                                                  ---------------------------------------
                                                                                                AS RESTATED    AS RESTATED
                                                                                    2002            2001           2000
                                                                                  ---------     -----------    ----------
                                                                                                IN MILLIONS,
                                                                                          EXCEPT PER SHARE AMOUNTS
           CMS ENERGY
             NET INCOME (LOSS)
                Net Income (Loss) Available to Common Stock..................     $   (620)      $   (448)      $    43
                                                                                  =========      =========      =======
             BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE
                Loss from Continuing Operations..............................     $  (2.99)      $  (1.79)      $ (0.35)
                Income (Loss) from Discontinued Operations...................        (1.60)         (1.61)         0.73
                Income (Loss) from Change in Accounting Principle............         0.13          (0.02)           --
                                                                                  --------       --------       -------
                Net Income (Loss) Available to Common Stock..................     $  (4.46)      $  (3.42)      $  0.38
                                                                                  ========       ========       =======
             DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE
                Loss from Continuing Operations..............................     $  (2.99)      $  (1.79)      $ (0.35)
                Income (Loss) from Discontinued Operations...................        (1.60)         (1.61)         0.73
                Income (Loss) from Change in Accounting Principle............         0.13          (0.02)           --
                                                                                  --------       --------       -------
                Net Income (Loss) Available to Common Stock..................     $  (4.46)      $  (3.42)      $  0.38
                                                                                  ========       ========       =======
             DIVIDENDS DECLARED PER COMMON SHARE.............................     $   1.09       $   1.46       $  1.46
                                                                                  --------       --------       -------

        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED DECEMBER 31
                                                                 ----------------------------------------------
                                                                                  AS RESTATED      AS RESTATED
                                                                    2002              2001             2000
                                                                 -----------      -----------      -----------
                                                                                     IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss) ...........................     $      (620)     $      (448)     $        43
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation, depletion and amortization (includes
          nuclear decommissioning of $6, $6, and $39,
          respectively) ....................................             403              398              489
       Depreciation and amortization of discontinued
          Operations .......................................              94              186               --
       Reduced asset valuations (Note 3) ...................             598              240              329
       Loss on disposal of discontinued operations (Note
          4) ...............................................             186              193               --
       Capital lease and debt discount amortization ........              18               11               34
       Accretion expense ...................................              31               37               35
       Distributions from related parties in excess of (less
          than) earnings ...................................             (39)              68             (171)
       Cumulative effect of accounting change ..............             (18)               2               --
       Gain on sale of assets ..............................             (37)              --              (54)
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable and
            accrued revenues ...............................             100              330             (310)
          Decrease (increase) in inventories ...............             140             (346)             (73)
          Increase (decrease) in accounts payable and
            accrued expenses ...............................             (13)            (363)             101
          Increase (decrease) in deferred income taxes and
            investment tax credit ..........................            (374)             227                2
          Changes in other assets and liabilities ..........             155             (169)             175
                                                                 -----------      -----------      -----------
       Net cash provided by operating activities ...........             624              366              600
                                                                 -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital
     lease) ................................................            (747)          (1,239)          (1,032)
  Investments in partnerships and unconsolidated
     Subsidiaries ..........................................             (55)            (111)            (466)
  Cost to retire property, net .............................             (66)            (118)            (125)
  Investments in Electric Restructuring Implementation
     Plan ..................................................              (8)             (13)             (29)
  Investments in nuclear decommissioning trust funds .......              (6)              (6)             (39)
  Proceeds from nuclear decommissioning trust funds ........              30               29               37
  Acquisition of companies, net of cash acquired ...........              --               --              (74)
  Proceeds from sale of property ...........................           1,659              134              629
  Other ....................................................              56              (24)            (121)
                                                                 -----------      -----------      -----------
     Net cash provided by (used in) investing activities ...             863           (1,348)          (1,220)
                                                                 -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds and other long-term debt ......             725            2,021            1,189
  Proceeds from trust preferred securities .................              --              125              220
  Issuance of common stock .................................             357              327              332
  Retirement of bonds and other long-term debt .............          (1,848)          (1,343)            (692)
  Retirement of trust preferred securities .................            (331)              --             (250)
  Common stock reacquired ..................................              (1)              (1)             (16)
  Repurchase of common stock ...............................              (8)              (5)            (129)
  Payment of common stock dividends ........................            (149)            (190)            (167)

  Payment of capital lease obligations .....................             (15)             (20)             (32)
  Increase (decrease) in notes payable, net ................              75               21              174
  Other ....................................................             (42)              33               --
                                                                 -----------      -----------      -----------
     Net cash provided by (used in) financing activities ...          (1,237)             968              629
                                                                 -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  Investments ..............................................             250              (14)               9
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF
  PERIOD ...................................................             127              141              132
                                                                 -----------      -----------      -----------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD .........     $       377      $       127      $       141
                                                                 ===========      ===========      ===========
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES WERE:
Cash transactions
  Interest paid (net of amounts capitalized) ...............     $       408      $       442      $       413
  Income taxes paid (net of refunds) .......................            (217)             (60)              --
  Pension and OPEB cash contribution .......................             148              122               --
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital leases .................     $        --      $        13      $         4
  Other assets placed under capital lease ..................              62               37               15




    All highly liquid investments with an original maturity of three months or less are considered cash equivalents.


        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31
                                                                 -----------------------
                                                                             AS RESTATED
                                                                   2002          2001
                                                                 -------     -----------
                                                                      IN MILLIONS
ASSETS
PLANT AND PROPERTY (AT COST)
  Electric utility .........................................     $ 7,523     $     7,661
  Gas utility ..............................................       2,719           2,593
  Natural gas transmission .................................         210             205
  Independent power production .............................         251             916
  Other ....................................................          92             110
                                                                 -------     -----------
                                                                  10,795          11,485
  Less accumulated depreciation, depletion and
     amortization ..........................................       6,110           6,158
                                                                 -------     -----------
                                                                   4,685           5,327
  Construction work-in-progress ............................         549             521
                                                                 -------     -----------
                                                                   5,234           5,848
                                                                 -------     -----------
INVESTMENTS
  Independent power production .............................         565             714
  Natural gas transmission .................................         178             577
  Midland Cogeneration Venture Limited Partnership .........         388             300
  First Midland Limited Partnership ........................         255             253
  Other ....................................................          12             117
                                                                 -------     -----------
                                                                   1,398           1,961
                                                                 -------     -----------
CURRENT ASSETS
  Cash and temporary cash investments at cost, which
     approximates market ...................................         377             127
  Accounts receivable, notes receivable and accrued revenue,
     less allowances of $8 in 2002 and $5 in 2001 ..........         322             219
  Accounts receivable-- Marketing, services and trading,
     less allowances of $8 in 2002 and $9 in 2001 ..........         248             295
  Accounts receivable and notes receivable-- related
     parties ...............................................         187             190
  Inventories at average cost
     Gas in underground storage ............................         491             590
     Materials and supplies ................................          89              89
     Generating plant fuel stock ...........................          37              52
  Assets held for sale .....................................         644             471
  Price risk management assets .............................         115             327
  Prepayments and other ....................................         238             200
                                                                 -------     -----------
                                                                   2,748           2,560
                                                                 -------     -----------
NON-CURRENT ASSETS
  Regulatory Assets
     Securitized costs .....................................         689             717
     Postretirement benefits ...............................         185             209
     Abandoned Midland project .............................          11              12
     Other .................................................         168             167
  Assets held for sale .....................................       2,081           3,480
  Price risk management assets .............................         135             368
  Nuclear decommissioning trust funds ......................         536             581
  Notes receivable-- related parties .......................         160             177
  Notes receivable .........................................         126             130
  Other ....................................................         444             565
                                                                 -------     -----------
                                                                   4,535           6,406
                                                                 -------     -----------
TOTAL ASSETS ...............................................     $13,915     $    16,775
                                                                 =======     ===========


        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                       DECEMBER 31
                                                                -------------------------
                                                                              AS RESTATED
                                                                  2002           2001
                                                                --------      -----------
                                                                      IN MILLIONS

  CAPITALIZATION
     Common stockholders' equity
     Common stock, authorized 250.0 shares; outstanding
     144.1 shares in 2002 and 133.0 shares in 2001 ........     $      1      $         1
  Other paid-in capital ...................................        3,605            3,257
  Other comprehensive income (loss) .......................         (753)            (269)
  Retained earnings (deficit) .............................       (1,720)            (951)
                                                                --------      -----------
                                                                   1,133            2,038
  Preferred stock of subsidiary ...........................           44               44
  Company-obligated convertible Trust Preferred Securities
     of subsidiaries(a) ...................................          393              694
  Company-obligated mandatorily redeemable preferred
     securities of Consumers' subsidiaries(a) .............          490              520
  Long-term debt ..........................................        5,356            5,840
  Non-current portion of capital leases ...................          116               71
                                                                --------      -----------
                                                                   7,532            9,207
                                                                --------      -----------
MINORITY INTERESTS ........................................           21               24
                                                                --------      -----------
CURRENT LIABILITIES
  Current portion of long-term debt and capital leases ....          640            1,016
  Notes payable ...........................................          458              416
  Accounts payable ........................................          363              359
  Accounts payable-- Marketing, services and trading ......          119              236
  Accrued interest ........................................          131              135
  Accrued taxes ...........................................          291              111
  Accounts payable-- related parties ......................           53               54
  Liabilities held for sale ...............................          465              639
  Price risk management liabilities .......................           96              367
  Current portion of purchase power contracts .............           26               24
  Current portion of gas supply contract obligations ......           25               22
  Deferred income taxes ...................................           15               49
  Other ...................................................          216              243
                                                                --------      -----------
                                                                   2,898            3,671
                                                                --------      -----------
NON-CURRENT LIABILITIES
  Postretirement benefits .................................          725              356
  Deferred income taxes ...................................          414              824
  Deferred investment tax credit ..........................           91              102
  Regulatory liabilities for income taxes, net ............          297              276
  Liabilities held for sale ...............................        1,243            1,376
  Price risk management liabilities .......................          135              287
  Gas supply contract obligations .........................          241              266
  Power purchase agreement-- MCV Partnership ..............           27               52
  Other ...................................................          291              334
                                                                --------      -----------
                                                                   3,464            3,873
                                                                --------      -----------
  Commitments and Contingencies (Notes 1, 2, 3, 4, 5, 6, 14
     18 and 21)
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES ............     $ 13,915      $    16,775
                                                                ========      ===========

----------

(a) For further discussion, see Note 8 to the Consolidated Financial Statements.

                             CMS ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK


                                                                  OPTIONAL
                                                                 REDEMPTION
                  DECEMBER 31                           SERIES     PRICE      2002       2001       2002     2001
---------------------------------------------------     ------     -----      ----       ----       ----     ----
                                                                      NUMBER OF SHARES               IN MILLIONS
CONSUMERS' PREFERRED STOCK
  Cumulative, $100 par value, authorized
     7,500,000 shares, with no mandatory
     redemption....................................     $ 4.16  $ 103.25      68,451      68,451     $ 7     $ 7
                                                          4.50    110.00     373,148     373,148      37      37
                                                                                                     ---     ---
TOTAL PREFERRED STOCK..............................                                                  $44     $44
                                                                                                     ===     ===


        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY



                                                                                                           AS RESTATED  AS RESTATED
    YEARS ENDED DECEMBER 31                           2002          2001          2000          2002          2001        2000
--------------------------------                    --------      --------      --------      --------      --------    --------
                                                     NUMBER OF SHARES IN THOUSANDS                         IN MILLIONS

COMMON STOCK
  At beginning and end of period...............                                               $      1      $      1    $      1
                                                                                              --------      --------    --------

OTHER PAID-IN CAPITAL
  At beginning of period.......................      132,989       121,201       116,038         3,257         2,936       2,749
  Common stock repurchased.....................          (39)         (232)       (6,600)           (8)           (5)       (129)
  Common stock reacquired......................         (220)          (11)         (259)           (1)           (1)        (16)
  Common stock issued..........................       11,358        11,681        11,538           357           320         321
  Common stock reissued........................           --           350           484            --             7          11
                                                    --------      --------      --------      --------      --------    --------
          At end of period.....................      144,088       132,989       121,201         3,605         3,257       2,936
                                                    --------      --------      --------      --------      --------    --------

OTHER COMPREHENSIVE INCOME  (LOSS)
  Minimum Pension Liability
     At beginning of period                                                                         --            --          --
     Minimum pension liability
       adjustments(a)..........................                                                   (241)           --          --
                                                                                              --------      --------    --------
          At end of period.....................                                                   (241)           --          --
                                                                                              --------      --------    --------
  Investments
     At beginning of period....................                                                     (5)           (2)          3
     Unrealized gain (loss) on
       investments(a)..........................                                                     --            (3)         (5)
     Realized gain (loss) on
       investments(a)..........................                                                      7            --          --
                                                                                              --------      --------    --------
          At end of period.....................                                                      2            (5)         (2)
                                                                                              --------      --------    --------
  Derivative Instruments(c)
     At beginning of period(b).................                                                    (31)            7          --
     Unrealized gain (loss) on
       derivative instruments(a)...............                                                    (29)          (31)         --
     Reclassification adjustments
       included in consolidated net
       income (loss)(a)........................                                                      4            (7)         --
                                                                                              --------      --------    --------
          At end of period.....................                                                    (56)          (31)         --
                                                                                              --------      --------    --------
  Foreign Currency Translation
     At beginning of period....................                                                   (233)         (206)       (108)
     Change in foreign currency
       translation realized from
       asset sale(a)...........................                                                     --            --          25
     Change in foreign currency
       translation(a)..........................                                                   (225)          (27)       (123)
                                                                                              --------      --------    --------
          At end of period.....................                                                   (458)         (233)       (206)
                                                                                              --------      --------    --------

RETAINED EARNINGS (DEFICIT)
  At beginning of period.......................                                                   (951)         (313)       (189)
  Consolidated net income
     (loss)(a).................................                                                   (620)         (448)         43
  Common stock dividends declared:
  Common stock dividends
     declared..................................                                                   (149)         (190)       (167)
                                                                                              --------      --------    --------
          At end of period.....................                                                 (1,720)         (951)       (313)
                                                                                              --------      --------    --------
       TOTAL COMMON STOCKHOLDERS' EQUITY.......                                               $  1,133      $  2,038    $  2,416
                                                                                              ========      ========    ========


(A)  DISCLOSURE OF COMPREHENSIVE INCOME (LOSS):
     Other Comprehensive Income
       Minimum pension liability
          Minimum pension liability
            adjustments, net of tax
            of $132, $--, and
            $--, respectively..................                                               $   (241)          $--         $--
       Investments
          Unrealized gain (loss) on
            investments, net of tax

            of $--, $2, and $3,
            respectively.................................................                           --            (3)         (5)
          Realized gain (loss) on
            investments, net of tax
            of $--, $--, and
            $--, respectively
       Derivative Instruments............................................                            7            --          --
          Unrealized gain (loss) on
            derivative instruments,
            net of tax of $--,
            $13, and $--,
            respectively.................................................                          (29)          (31)         --
          Reclassification
            adjustments included in
            consolidated net
            income, net of tax of
            $(2), $3, and $--,
            respectively.................................................                            4            (7)         --
       Foreign currency
          translation....................................................                         (225)          (27)        (98)
       Consolidated net income
          (loss).........................................................                         (620)         (448)         43
                                                                                              --------      --------    --------
          Total Consolidated
            Comprehensive Loss...........................................                     $ (1,104)     $   (516)   $    (60)
                                                                                              ========      ========    ========

----------

(b) Year ended December 31, 2001 reflects the cumulative change in accounting principle, net of $(7) tax (Note 10).

    (c) Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership and Taweelah as follows:

                  MCV Partnership:
                  At the beginning of the period................................              $     (8)     $      5    $     --
                  Unrealized gain (loss) on derivative instruments..............                    12           (15)         --
                  Reclassification adjustments included in net income...........                     4             2          --
                                                                                              --------      --------    --------
                  At the end of period..........................................              $      8      $     (8)   $     --
                                                                                              ========      ========    ========

                  Taweelah:
                  At the beginning of the period................................              $     --      $     --    $     --
                  Unrealized gain (loss) on derivative instruments..............                   (32)           --          --
                                                                                              --------      --------    --------
                  At the end of period..........................................              $    (32)     $     --    $     --
                                                                                              ========      ========    ========


        The accompanying notes are an integral part of these statements.

                             CMS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CMS Energy's consolidated financial statements for the years 2001 and 2000 have been restated as a result of accounting adjustments identified in connection with the re-audit and preparation of the restated 2001 and 2000 consolidated financial statements of CMS Energy. CMS Energy has completed its restatement of the consolidated financial statements for the quarters of 2002 and 2001. As a result, the 2002 and 2001 quarterly information has been restated. The interim financial data contained in Note 20, Quarterly Financial and Common Stock Information, to the consolidated financial statements has been restated to reflect the impacts of restatement adjustments.

Except for the addition of Note 21, Subsequent Events, the following notes to the consolidated financial statements have generally only been modified for the effects of the quarterly restatements. This document should be read in conjunction with CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, which are incorporated by reference herein.


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

     CAPITALIZED INTEREST: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. The nonregulated businesses of CMS Energy are subject to these rules. The regulated businesses of CMS Energy are permitted to capitalize an allowance for funds used during construction on regulated construction projects and to include such amounts in plant in service.

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

     FINANCIAL INSTRUMENTS: CMS Energy accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to- maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value usually reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

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


                                                                                  DECEMBER 31
                                                                            ----------------------
                                                                              2002          2001
                                                                            --------      --------
                                                                                  IN MILLIONS
                        Securitized costs..............................  $    689        $    717
                        Postretirement benefits........................       204             228
                        Electric Restructuring Implementation Plan.....        83              82
                        Manufactured gas plant sites...................        69              70
                        Abandoned Midland project......................        11              12
                        Income taxes...................................        --               6

                        Other..........................................        16              15
                                                                         --------        --------
                        Total regulatory assets........................  $  1,072        $  1,130
                                                                         ========        ========
                        Income taxes...................................  $   (297)       $   (282)
                        GCR over recovery..............................       (11)             (9)
                        Other..........................................        (5)             --
                                                                         --------        --------
                        Total regulatory liabilities...................  $   (313)       $   (291)
                                                                         ========        ========

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

                                                                                  DECEMBER 31
                                                                            ------------------------
                                                                              2002            2001
                                                                            --------        --------
                                                                                   IN MILLIONS
                        Unamortized nuclear costs........................    $  405          $ 405
                        Postretirement benefits..........................        84             84
                        Income taxes.....................................       203            203
                        Uranium enrichment facility......................        16             16
                        Accumulated Securitization cost amortization.....       (31)            (2)
                        Other............................................        12             11
                                                                             ------          -----
                        Total unamortized securitized costs..............    $  689          $ 717
                                                                             ======          =====

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

                                        NET INCOME INCREASE (DECREASE)                             2001         2000         TOTAL
          ------------------------------------------------------------------------------------  ----------   ----------    --------
                                                                                                           (IN MILLIONS)
          MCV PPA Adjustments................................................................   $    90      $   (20)     $   70
          DIG Loss Contract Accounting.......................................................       126           --         126
          Mark-to-Market Gains and Losses on Inter-book Transactions
            and other related adjustments....................................................       (43)          18         (25)
          Mark-to-Market Gains and Losses on Intercompany
            Transactions.....................................................................       (30)          18         (12)
          CMS MST Account Reconciliations....................................................        (5)         (13)        (18)
          Income Tax Adjustments.............................................................       (30)          --         (30)


          Panhandle System Gas...............................................................        (7)          --          (7)
          Amortization of Debt Costs.........................................................        (2)           7           5
          Other..............................................................................        (2)          (3)         (5)
                                                                                                -------      -------      ------
          Total..............................................................................   $    97      $     7      $  104
                                                                                                =======      =======      ======

                                       BALANCE SHEET: INCREASE IN CONSOLIDATED DEBT       2001     2000
                                ------------------------------------------------------ --------- -------
                                                                                          (IN MILLIONS)
                                Reconsolidation of LNG Facility....................... $   215   $    --
                                Structured Financing of Methanol Plant................     125       125
                                Consumers' Headquarters Capital Lease.................      16        --


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

     The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income statement effects:


                                                                                 2001         2000
                                                                              ---------     --------
                                                                                  INCREASE/(DECREASE)
                                                                                     IN MILLIONS
     Reverse the original operating charge associated with
       continuing losses on the MCV PPA....................................   $      39     $     --
     Charge 49 percent of annual capacity losses associated with the MCV PPA to operating expense instead of to the
       reserve.............................................................         (27)         (29)
                                                                              ---------     --------
     Net operating expense decrease/(increase).............................          12          (29)
     Reverse the 2001 increase to the MCV PPA reserve......................         126           --
     Accretion Expense.....................................................          --           (2)
                                                                              ---------     --------
     Pre-tax effect of adjustments.........................................         138          (31)
     Income tax effect.....................................................         (48)          11
                                                                              ---------     --------
     Net income impact of MCV PPA adjustments..............................   $      90     $    (20)
                                                                              =========     ========

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

     PANHANDLE SYSTEM GAS: Panhandle maintains system-balancing gas for use in operations. During 2001, Panhandle applied lower of cost or market pricing only to the portion of system balancing gas that it expected to consume in its operations over the next twelve months. The remaining gas was reflected as non-current and was recorded at cost. Upon further review, Panhandle has determined that it should have applied lower of cost or market pricing to all system balancing gas. The application of the lower of cost or market pricing to the non-current system balancing gas results in an additional $7 million after-tax write-down.

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

                      CONSOLIDATED STATEMENT OF INCOME(a)

                                                                    2001                             2000
                                                        -----------------------------    ----------------------------
                                                         AS REPORTED     AS RESTATED     AS REPORTED      AS RESTATED
                                                        ------------     -----------     ------------     -----------
                                                                                 IN MILLIONS
Operating Revenue.....................................  $      9,597     $     8,063     $      8,739     $     6,697
                                                        ------------     -----------     ------------     -----------
Operating expenses....................................         7,644           6,762            6,567           5,013
  Maintenance.........................................           263             224              295             189
  Depreciation, depletion and amortization............           530             398              605             489
  General taxes.......................................           231             196              240             209
  Reduced asset valuations............................           628             240              329             329
                                                        ------------     -----------     ------------     -----------
Total Operating Expenses..............................         9,296           7,820            8,036           6,229
                                                        ------------     -----------     ------------     -----------
Operating Income:
  Electric utility....................................           339             349              481             454
  Gas utility.........................................            99              97               98              96
  Natural gas transmission............................           207             (50)             227              22
  Independent power production........................           121             (76)             192            (136)
  Oil and gas exploration and production..............            74              --               31              --
  Marketing, services and trading.....................            71             (22)              14              23
  Other...............................................            18             (55)             (11)              9
Loss contracts and reduced asset valuation(b).........          (628)             --             (329)             --
                                                        ------------     -----------     ------------     -----------
Total Operating Income................................           301             243              703             468
                                                        ------------     -----------     ------------     -----------
Other Income (Deductions):
  Accretion expense...................................           (37)            (37)             (33)            (35)
  Gains on asset sales, net...........................            11              --               84              54
  Other, net..........................................            15              25               12              12
                                                        ------------     -----------     ------------     -----------
Total Other Income (Deductions).......................           (11)            (12)              63              31
                                                        ------------     -----------     ------------     -----------
Fixed Charges.........................................           691             562              676             502
                                                        ------------     -----------     ------------     -----------
Income (Loss) From Continuing Operations Before
  Income Taxes and Minority Interests:................          (401)           (331)              90              (3)
                                                        ------------     -----------     ------------     -----------
Income Tax Provision (Benefit)........................           (73)            (98)              50              34
Minority Interests....................................             3               3                2               3
                                                        ------------     -----------     ------------     -----------
Income (Loss) From Continuing Operations..............          (331)           (236)              38             (40)
                                                        ------------     -----------     ------------     -----------
Discontinued Operations...............................          (185)           (210)               3              83
                                                        ------------     -----------     ------------     -----------
Income (Loss) Before Cumulative Effect of Change
  in Accounting Principle and Extraordinary
  Item................................................          (516)           (446)              41              43
                                                        ------------     -----------     ------------     -----------
Cumulative Effect of Change in Accounting for
  Derivative Instruments..............................           (11)             (2)              (5)             --
Extraordinary Item....................................           (18)             --               --              --
                                                        ------------     -----------     ------------     -----------
Consolidated Net Income (Loss)........................          (545)           (448)              36              43
                                                        ============     ===========     ============     ===========
Basic and diluted earnings (loss) per share...........  $      (4.17)    $     (3.42)    $       0.32     $      0.38
                                                        ============     ===========     ============     ===========

----------

(a)   2001 and 2000 also includes the effects of discontinued operations.

(b) 2001 and 2002 as reported did not reflect an allocation of reduced asset valuations to the associated business segments. 2001 and 2000 as restated reflect such an allocation. See Note 3 for a breakdown of reduced asset valuation by business segment for 2001 and 2000 as restated.

                    CONSOLIDATED STATEMENT OF CASH FLOWS(a)

                                                                               2001                             2000
                                                                    ----------------------------     ----------------------------
                                                                    AS REPORTED      AS RESTATED     AS REPORTED      AS RESTATED
                                                                    -----------      -----------     -----------      -----------
                                                                                             IN MILLIONS
Cash Flows from Operating Activities
Net Income (Loss).............................................      $     (545)      $     (448)     $       36       $       43
Reduced asset valuations......................................             628              240             329              329
Increase (decrease) deferred income taxes and
  investment tax credit.......................................             135              227               8                2
Decrease (increase) in accounts receivable and
  accrued revenue.............................................              68              330            (398)            (310)
Decrease (increase) in inventories............................            (353)            (346)            (54)             (73)
Increase (decrease) in accounts payable.......................             (94)            (363)            181              101
Changes in other assets and liabilities.......................             (74)            (169)            (46)             175
Net cash provided by operating activities.....................             417              366             453              600
Net increase (decrease) in Cash and Temporary
  Cash Investments............................................               7              (14)             50                9

Cash and Cash Investments, End of Period......................             189              127             182              141



----------

(a)   2001 and 2000 also includes the effects of discontinued operations.

                           CONSOLIDATED BALANCE SHEET

                                                                                  2001                             2000
                                                                      ----------------------------     ----------------------------
                                                                       AS REPORTED     AS RESTATED      AS REPORTED     AS RESTATED
                                                                      -------------  -------------     -------------  -------------
                                                                                               IN MILLIONS
ASSETS
Plant and Property (at cost) ....................................             8,362          5,848             7,831          5,227
                                                                      -------------  -------------     -------------  -------------
Investments......................................................             1,895          1,961             2,016          2,091
                                                                      -------------  -------------     -------------  -------------
Current Assets:
  Cash and temporary cash investments............................               189            127               182            141
  Accounts receivable, notes receivable, accrued
    revenue......................................................               681            219               914            589
  Accounts receivable, Marketing, services and
    trading......................................................               683            295               526            336
  Price risk management assets...................................               461            327             1,097            871
  Assets held for sale...........................................                --            471                --            545
  Deferred income taxes..........................................                --             --                39             30
  Prepayments, inventories, and other............................             1,019          1,121               745            641
                                                                      -------------  -------------     -------------  -------------
Total Current Assets.............................................             3,033          2,560             3,503          3,153
                                                                      -------------  -------------     -------------  -------------
Non-current Assets:
  Assets held for sale...........................................                --          3,480                --          3,508
  Price risk management assets...................................               424            368               350            212
  Goodwill, net..................................................               811             71               891             87
  Regulatory assets..............................................             1,105          1,105             1,131            968
  Other..........................................................             1,472          1,382             1,529          1,659
                                                                      -------------  -------------     -------------  -------------
Total Non-current Assets.........................................             3,812          6,406             3,901          6,434
                                                                      -------------  -------------     -------------  -------------
Total Assets.....................................................     $      17,102  $      16,775     $      17,251  $      16,905
                                                                      =============  =============     =============  =============
STOCKHOLDERS' INVESTMENT AND LIABILITIES
Capitalization:
Total common stockholders' equity................................     $       1,890  $       2,038     $       2,361  $       2,416
Long-term debt...................................................             6,923          5,840             6,770          6,048
Non-current portion of capital leases............................                60             71                54             49
Other............................................................             1,258          1,258             1,133          1,133
                                                                      -------------  -------------     -------------  -------------
Total Capitalization.............................................            10,131          9,207            10,318          9,646
                                                                      -------------  -------------     -------------  -------------
Minority Interests...............................................                86             24                88             23
                                                                      -------------  -------------     -------------  -------------
Current Liabilities:
  Current maturities of long-term debt and capital
    leases.......................................................               981          1,016               707            272
  Notes payable..................................................               416            416               403            403
  Accounts payable...............................................               547            359               614            325
  Accounts payable -- Marketing, services and
    trading......................................................               574            236               410            274
  Liabilities held for sale......................................                --            639                --            604
  Accrued taxes..................................................               125            111               309            300
  Deferred income taxes..........................................                51             49                --             --
  Price risk management liabilities..............................               381            367             1,068            831
  Other..........................................................               735            478               750            489
                                                                      -------------  -------------     -------------  -------------
Total Current Liabilities........................................             3,810          3,671             4,261          3,498
                                                                      -------------  -------------     -------------  -------------
Non-current Liabilities:
  Deferred income taxes..........................................               773            824               749            697
  Price risk management liabilities..............................               352            287               341            208
  Liabilities held for sale......................................                --          1,376                --          1,418
  Other..........................................................             1,950          1,386             1,494          1,415
                                                                      -------------  -------------     -------------  -------------
Total Non-current Liabilities....................................             3,075          3,873             2,584          3,738
                                                                      -------------  -------------     -------------  -------------
Total Stockholders' Investment and Liabilities...................     $      17,102  $      16,775     $      17,251  $      16,905
                                                                      =============  =============     =============  =============

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                2001                             2000
                                                                    -----------------------------    ----------------------------
                                                                     AS REPORTED      AS RESTATED     AS REPORTED     AS RESTATED
                                                                    ------------     ------------    ------------     -----------
                                                                                              IN MILLIONS
                   Retained Earnings
                     At beginning of period.....................    $       (320)    $      (313)    $       (189)    $      (189)
                     Consolidated net income (loss).............            (545)           (448)              36              43
                     Common stock dividends declared............            (190)           (190)            (167)           (167)
                                                                    ------------     -----------     ------------     -----------
                       At end of period.........................          (1,055)           (951)            (320)           (313)
                                                                    ------------     -----------     ------------     -----------

                   Other Comprehensive Income (Loss)
                     At beginning of period.....................            (249)           (201)            (105)           (105)
                     Investments................................              (2)             (3)              (5)             (5)
                     Derivative instruments.....................             (33)            (38)              --              --
                     Foreign currency translation...............             (41)            (27)            (146)            (98)
                                                                    ------------     -----------     -------------    ------------
                       At end of period.........................            (325)           (269)            (256)           (208)
                                                                    ------------     -----------     ------------     -----------

                   Common stock.................................               1               1                1               1
                   Other paid-in-capital........................           3,269           3,257            2,936           2,936
                                                                    ------------     -----------     ------------     -----------

                   Total Common Stockholders' Equity............    $      1,890     $     2,038     $      2,361     $     2,416
                                                                    ============     ===========     ============     ===========
                   Total Consolidated Comprehensive Income
                     (Loss).....................................    $       (621)    $      (516)    $       (115)    $       (60)
                                                                    ============     ===========     ============     ===========

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

                                                       PRE-TAX   AFTER-TAX    PRE-TAX   AFTER-TAX    PRE-TAX  AFTER-TAX
                                                         2002       2002        2001       2001        2000     2000
                                                      --------- -----------  --------- -----------  --------- --------
                                                                                   IN MILLIONS
            Asset Sales -- Gain (Loss):
              Energy...............................        --        --          (1)        --          12          8
              Enterprises..........................        --        --          --         --          --         --
              Generation...........................       (21)        1          (1)        --          42         25
              Natural Gas Transmission.............        19        12          --         --          --         --
              Consumers Energy.....................        39        31           1         --          --         --
              Energy Distribution..................        --        --          --         --          (8)        (2)
                                                         ----
            Total Gain (Loss) on Asset Sales.......        37        44          (1)        --          46         31
                                                         ====        ==         ===         ==         ===         ==

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

                                                            PRE-TAX    AFTER-TAX   PRE-TAX    AFTER-TAX    PRE-TAX    AFTER-TAX
                                                             2002         2002       2001        2001        2000        2000
                                                          ----------  ----------- ---------- -----------  ----------   --------
                                                                                         IN MILLIONS
               Asset Write-Downs:
                 Enterprises...........................   $     (15)   $     (10) $     (14)   $     (9)  $      --    $     --
                 Generation............................        (565)        (367)      (180)       (159)       (329)       (268)
                 Natural Gas Transmission..............          --           --        (43)        (28)         --          --
                 Consumers Energy......................          --           --         (3)         (2)         --          --
                 Marketing, Services and Trading.......         (18)         (11)        --          --          --          --
                                                          ---------     --------  ---------    --------   ---------    --------
               Total Asset Write-Downs.................   $    (598)    $   (388) $    (240)   $   (198)  $    (329)   $   (268)
                                                          =========     ========  =========    ========   =========    ========

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

                                                               YEAR ENDED
                                                            DECEMBER 31, 2002              UNPAID BALANCE
                                                        -------------------------         -----------------
                                                        EXPENSE          PAYMENTS         DECEMBER 31, 2002
                                                        -------          --------         -----------------
                                                                                IN MILLIONS
Involuntary termination........................        $    22           $    10               $    12
Non-cancelable lease obligations...............             11                 3                     8
                                                       -------           -------               -------
Total..........................................        $    33           $    13               $    20
                                                       =======           =======               =======

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

     In May 2002, CMS closed on the sale of CMS Oil and Gas' coal-bed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $17 million ($11 million, net of tax).

     In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $47 million loss ($31 million, net of tax) in discontinued operations.

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

     The summary of balance sheet information below represents those entities that are still in the disposal process, including Panhandle, CMS Viron, Field Services, International Energy Distribution, and the Zirconium Recovery Project. The assets and liabilities of the discontinued operations and other assets and liabilities held for sale, including price risk management assets and liabilities and equity method investments are shown as separate components in the consolidated balance sheets of CMS Energy.

                                                                         DECEMBER 31
                                                                         -----------
                                                                                   2001
                                                                     2002       (RESTATED)
                                                                     ----       ----------
                                                                         IN MILLIONS
Assets
  Cash.......................................................   $         83   $        47
  Accounts receivable, net...................................            179           313
  Materials and supplies.....................................             53            92
  Other......................................................            329            19
                                                                ------------   -----------
  Total current assets held for sale.........................   $        644   $       471
                                                                ============   ===========
  Property, plant and equipment, net.........................   $      1,970   $     2,562
  Unconsolidated investments.................................            (80)           88
  Goodwill...................................................            139           754
  Other......................................................             52            76
                                                                ------------   -----------
  Total non current assets held for sale.....................   $      2,081   $     3,480
                                                                ============   ===========
Liabilities
  Accounts payable...........................................   $        105   $       212
  Current portion of long-term debt..........................              6           112
  Accrued taxes..............................................             22            --
  Other current liabilities..................................            332           315
                                                                ------------   -----------
  Total current liabilities held for sale....................   $        465   $       639
                                                                ============   ===========
  Long-term debt.............................................   $      1,151   $     1,290
  Minority interest..........................................             63            91
  Other non current liabilities..............................             29            (5)
                                                                ------------   ------------
  Total non current liabilities held for sale................   $      1,243   $     1,376
                                                                ============   ===========

     Revenues from such operations were $1,158 million, $1,453 million and $1,008 million in 2002, 2001 and 2000, respectively. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The pretax gain (loss) related to discontinued operations recorded for the years ended December 31, 2002, 2001 and 2000 was ($389) million, ($117) million and $115 million, respectively, which included charges resulting from reductions in asset values and a portion of CMS Energy's interest expense. Interest expense of $69 million, $94 million and $83 million for 2002, 2001 and 2000, respectively, was allocated to each discontinued operation based on its ratio of total capital to that of CMS Energy. See the table below for income statement components of the discontinued operations.

                                                                                             YEARS ENDED DECEMBER 31
                                                                                     -------------------------------------
                                                                                                      2001           2000
                                                                                        2002       (RESTATED)     (RESTATED)
                                                                                     ----------    ----------      -------
                                                                                                   IN MILLIONS
Discontinued operations:
  Income (loss) from discontinued operations, net of tax
     benefit of $2, tax of $93, and tax of $32...................................    $      (36)   $      (17)     $    83
  Loss on disposal of discontinued operations, net of tax
     benefit of $165, tax of $0, and tax of $0...................................          (186)         (193)          --
                                                                                     ----------    ----------      -------
Total............................................................................    $     (222)   $     (210)     $    83
                                                                                     ==========    ==========      =======

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

     CMS MST: During the third quarter of 1999, CMS MST purchased a 100 percent interest in Viron Energy Services. CMS MST consolidated the activity of CMS Viron and recorded goodwill as a result of the purchase price allocation. Based on the quantitative and qualitative analysis, CMS MST recorded a loss of $15 million ($10 million, net of tax) for goodwill impairment effective January 1, 2002.

     In 2002, CMS Energy discontinued the operations of Panhandle. As a result, the goodwill impairment of $369 million after tax is reflected in discontinued operations. Also in 2002, CMS Energy discontinued the operations of CMS Viron. As a result, the goodwill impairment of $10 million after tax is reflected in discontinued operations.

     Accumulated amortization of goodwill at December 31, 2002 and 2001 was $63 million and $67 million, respectively.

     Additionally, the following table represents pro forma net income for the years 2002, 2001 and 2000, exclusive of amortization expense.

                                                                                                       RESTATED     RESTATED
                                                                                            2002         2001         2000
                                                                                        ------------ ------------  ----------
                                                                                                     IN MILLIONS
Reported Net Income (Loss)...........................................................   $      (620) $      (448)   $      43
Add: goodwill amortization expense, net of tax of $--, $7,
  and $8, respectively...............................................................            --           13           14
                                                                                        -----------  -----------    ---------
Adjusted Net Income..................................................................   $      (620) $      (435)   $      57
                                                                                        ===========  ===========    =========
Adjusted Net Income (Loss) Per Share.................................................   $     (4.46) $     (3.33)   $    0.50
                                                                                        ===========  ===========    =========

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

   YEAR FILED          YEAR INCURRED    REQUESTED    PENDING     ALLOWED   DISALLOWED
   ----------          -------------    ---------    -------     -------   ----------
                                                    IN MILLIONS
1999..........          1997 & 1998     $    20      $   --     $    15      $    5
2000..........                 1999          30          --          25           5
2001..........                 2000          25          --          20           5
2002..........                 2001           8           8          --          --
2003..........                 2002           2           2          --          --

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                 YEARS ENDED DECEMBER 31                                     2002       2001      2000
----------------------------------------------------------------------------------------  ---------- -----------------
                                                                                                    IN MILLIONS
Operating income.......................................................................   $      52  $      36 $      56
Income taxes and other.................................................................         (18)       (11)      (18)
Cumulative effect of a change in accounting for derivatives,
  net of $10 million tax expense.......................................................          18         --        --
                                                                                          ---------  --------- ---------
Net income.............................................................................   $      52  $      25 $      38
                                                                                          =========  ========= =========

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

                                                                2003    2004    2005    2006    2007
                                                               ------- ------- ------- ------- -------
                                                                            IN MILLIONS
Estimated cash underrecoveries at 98.5%, net of tax.........   $    37 $    36 $    36 $    36 $    25

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

     Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001. The plant was returned to service on January 21, 2002 and has been in continuous operation with the exception of three days in December 2002 when there was a transmission line related outage. Consumers' capital expenditures for the components and their installation was approximately $31 million.

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

OTHER CONSUMERS' GAS UTILITY UNCERTAINTIES

     COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2003 to 2005. Consumers' 2002 gas requirements totaled 199 bcf at a cost of $727 million. As of the end of 2002, Consumers' expected gas requirements for 2003 are 231 bcf of which 38 percent is covered by existing contracts.

OTHER CONSUMERS' UNCERTAINTIES

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

     CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $7.6 million in damages. Terra appealed this matter to the Michigan Court of Appeals. The Court of Appeals reversed the trial court judgment with respect to the appropriate measure of damages and remanded the case for a new trial on damages. Terra has taken an appeal to the Michigan Supreme Court. A reserve has been established for this matter.

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

LONG-TERM DEBT SUMMARY

                                                                                                                DECEMBER 31
                                                                                                         -------------------------
                                                                   INTEREST RATE(%)   MATURITY              2002          2001
                                                                   ----------------  -----------         ------------ ------------
                                                                                                                 IN MILLIONS
                                                                                                                  RESTATED
CMS ENERGY
Senior Notes.................................................            8.125             2002          $         -- $        350
                                                                         7.625             2004                   176          180
                                                                         6.750             2004                   287          300
                                                                         9.875             2007                   468          500
                                                                         8.900             2008                   260          269
                                                                         7.500             2009                   409          480
                                                                         8.500             2011                   300          350
                                                                         8.375             2013                   150          150
                                                                                                         ------------ ------------
                                                                                                                2,050        2,579
General Term Notes
  Series A...................................................                        2002--2010                    --           31
  Series B...................................................                        2002--2010                    --           14
  Series C...................................................                        2002--2010                    --           58
  Series D...................................................             6.90 (a)   2003--2010                    94          168
  Series E...................................................             7.90 (a)   2003--2010                   227          391
  Series F...................................................             7.60 (a)   2003--2010                   298          288
                                                                                                          -----------  -----------
                                                                                                                  619          950
Extendible Tenor Rate Adjusted Securities....................            7.000             2005                   180          180
Senior Credit Facilities.....................................                        2003--2004                   291          167
Lines of Credit..............................................                              2002                    --           22
Other........................................................                                                      29           11
                                                                                                         ------------ ------------
                                                                                                                  500          380
CONSUMERS ENERGY
First Mortgage Bonds.........................................            6.375             2003                    --          300
                                                                         7.375             2023                   208          208
                                                                                                         ------------ ------------
                                                                                                                  208          508
Senior Notes.................................................           Floating           2002                    --          100
                                                                         6.000             2005                   300           --
                                                                         6.250             2006                   332          332
                                                                         6.375             2008                   159          159
                                                                         6.200(b)          2008                   250          250
                                                                         6.875             2018                   180          180
                                                                         6.500(c)          2018                   141          141
                                                                         6.500             2028                   142          143
                                                                                                         ------------ ------------
                                                                                                                1,504        1,305

Securitization Bonds.........................................                        2005--2016                   453          469
Long-Term Bank Debt..........................................                                                     328          184
Nuclear Fuel Disposal........................................                              2003 (d)               138          135
Pollution Control Revenue Bonds..............................            5.100       2010--2018                   126          126
Other........................................................                                                       8            8
                                                                                                         ------------ ------------
                                                                                                                1,053          922

OTHER SUBSIDIARIES ..........................................                    77                          231
                                                                            -------                      -------
Principal Amount Outstanding ................................                 6,011                        6,875
Current Amounts .............................................                  (627)                      (1,003)
Net Unamortized Discount ....................................                   (28)                         (32)
                                                                            -------                      -------
Total Long-Term Debt ........................................               $ 5,356                      $ 5,840
                                                                            =======                      =======

----------

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

CREDIT FACILITIES

     On July 12, 2002, CMS Energy and its subsidiaries reached agreement with its lenders on five credit facilities (facilities) totaling approximately $1.3 billion of credit for CMS Energy, Enterprises and Consumers. The agreements were executed by various combinations of up to 21 lenders and by CMS Energy and included: a $259.9 million revolving credit facility for CMS Energy originally set to mature on March 31, 2003; a $300 million revolving credit facility for CMS Energy, maturing December 15, 2003; a $150 million short-term loan for Enterprises, originally set to mature on December 13, 2002; a $250 million revolving credit facility for Consumers, maturing July 11, 2003; and a $300 million term loan for Consumers, maturing July 11, 2003. In March 2003, the CMS Energy $295.8 million revolving credit facility and $300 million revolving credit facility under which $409 million was then outstanding were amended and restated. The Second Amended and Restated Senior Credit Agreement includes a $250 million tranche with a maturity date of April 30, 2004 and a $159 million tranche with a maturity date of September 30, 2004. Also in March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million. The new credit facility matures in March 2004 with two annual extensions at Consumers' option which would extend the maturity to March 2006. In September 2002, CMS Energy retired the $150 million short-term loan to Enterprises using proceeds from the sale of CMS Oil and Gas. Also in September 2002, Consumers' exercised its extension option on the $300 million term loan to move the maturity date to July 11, 2004. At December 31, 2002, $841 million remained outstanding under these facilities, of which Consumers' $250 million revolving credit facility is included in notes payable in the accompanying consolidated balance sheet.

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

REQUIRED RATIOS

     CMS Energy's and Consumers' credit facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:


                               REQUIRED RATIO                           LIMITATION                 RATIO AT DECEMBER 31, 2002
               ----------------------------------------------   --------------------------      -------------------------------
               CMS ENERGY:
               Consolidated Leverage Ratio(a)(b).............   not more than 5.75 to 1.00               5.59 to 1.00
               Cash Dividend Coverage Ratio(a)...............   not less than 1.25 to 1.00               1.57 to 1.00
               CONSUMERS:
               Debt to Capital Ratio(a)(b)...................   not more than 0.65 to 1.00               0.55 to 1.00
               Interest Coverage Ratio(a)(b).................   not less than 2.00 to 1.00               4.00 to 1.00

----------

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

      The off-balance sheet commitments at December 31, 2002 are as follows:

COMMERCIAL COMMITMENTS

                                                                          COMMITMENT EXPIRATION
                                                      -------------------------------------------------------------
                                                                               DECEMBER 31
                                                      -------------------------------------------------------------
                                                         TOTAL      2003     2004    2005    2006    2007   BEYOND
                                                      ----------  -------- ------- ------- ------- ------- --------
                                                                               IN MILLIONS
                             Off-balance sheet:
                               Guarantees..........   $      524  $     -- $    -- $    -- $     4 $   --  $    520
                               Indemnities.........          230         5      --      36      --     --       189
                               Letters of Credit...          296       275      18      --      --     --         3
                                                      ----------  -------- ------- ------- ------- ------  --------
                             Total.................   $    1,050  $    280 $    18 $    36 $     4 $   --  $    712
                                                      ==========  ======== ======= ======= ======= ======  ========

     CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $1.1 billion as of December 31, 2002. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of December 31, 2002, the actual amount of financial exposure covered by these guarantees was $219 million. This amount excludes the guarantees associated with CMS MST's natural gas sales arrangements totaling $266 million, which are recorded as liabilities on the Consolidated Balance Sheet at December 31, 2002. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

     The following table is a summary of CMS Energy's guarantees as required by FASB Interpretation No. 45:

                                                                                         DECEMBER 31, 2002
                                                               ---------------------------------------------------------------------
                                                                 ISSUE     EXPIRATION       MAXIMUM       CARRYING       RECOURSE
                        GUARANTEE DESCRIPTION                     DATE        DATE        OBLIGATION      AMOUNT(b)    PROVISION(c)
         ---------------------------------------------------   --------- -------------  --------------  ------------  --------------
                                                                                            IN MILLIONS
         Indemnifications from asset sales and other
           agreements(a)...................................    Various   Various          $    1,672      $     --        $   --
         Letters of credit.................................    Various   Various                 296            --            --
         Surety bonds and other indemnifications...........    Various   Various                 230            --            --
         Other guarantees..................................    Various   Various                 524            --            --
         Nuclear insurance retrospective premiums..........    Various   Various                 120            --            --

----------

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

                                                                                   AMOUNT
                                        CMS ENERGY                              OUTSTANDING
                                   TRUST AND SECURITIES                    ---------------------                EARLIEST
                                        DECEMBER 31              RATE(%)      2002       2001      MATURITY    REDEMPTION
                             --------------------------------  ----------- ---------- ----------  ----------  -------------
                                                                                            IN MILLIONS
                             CMS Energy Trust I(a)..........       7.75     $    173   $    173       2027         2001
                             CMS Energy Trust II(b).........       8.75           --        301       2004           --
                             CMS Energy Trust III(c)........       7.25          220        220       2004           --
                                                                            --------   --------
                             Total Amount Outstanding.......                $    393   $    694
                                                                            ========   ========

----------

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


                                                                                              AMOUNT
                               CONSUMERS ENERGY COMPANY                                     OUTSTANDING
                                 TRUST AND SECURITIES                                 ---------------------               EARLIEST
                                      DECEMBER 31                            RATE(%)     2002       2001     MATURITY    REDEMPTION
              ----------------------------------------------------------  ----------- ---------- ---------- ----------- ------------
                                                                                                       IN MILLIONS
              Consumers Power Company Financing I, Trust
                Originated Preferred Securities.........................      8.36     $     70   $    100       2015         2000
              Consumers Energy Company Financing II, Trust
                Originated Preferred Securities.........................      8.20          120        120       2027         2002
              Consumers Energy Company Financing III, Trust
                Originated Preferred Securities.........................      9.25          175        175       2029         2004
              Consumers Energy Company Financing IV, Trust
                Preferred Securities....................................      9.00          125        125       2031         2006
                                                                                       --------   --------
              Total Amount Outstanding..................................               $    490   $    520
                                                                                       ========   ========

     In March 2002, Consumers reduced its outstanding debt to Consumers Power Company Financing I, Trust Obligated Preferred Securities by $30 million.

9:   EARNINGS PER SHARE AND DIVIDENDS

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                          YEARS ENDED DECEMBER 31
                                                                             ----------------------------------------------
                                                                                                RESTATED         RESTATED
                                                                                 2002             2001              2000
                                                                             -----------       -----------       -----------
                                                                                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
        NET INCOME (LOSS) APPLICABLE TO BASIC AND DILUTED EPS
        Consolidated Net Income (Loss)....................................   $      (620)      $      (448)      $        43
                                                                             ===========       ===========       ===========
        Net Income (Loss) Available to Common Stock:
          CMS Energy-- Basic..............................................   $      (620)    $        (448)      $        43
          Add conversion of Trust Preferred Securities (net of
             tax).........................................................            --(a)             --(a)             --(a)
                                                                             -----------       -----------       -----------
          CMS Energy-- Diluted............................................   $      (620)      $      (448)      $        43
                                                                             ===========       ===========       ===========
        AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC AND
          DILUTED EPS
          CMS Energy:
          Average Shares-- Basic..........................................         139.0             130.7             113.1
          Add conversion of Trust Preferred Securities....................            --(a)             --(a)             --(a)
          Stock Options...................................................            --                --(b)             --(b)
                                                                             -----------       -----------       -----------
          Average Shares-- Diluted........................................         139.0             130.7             113.1
                                                                             ===========       ===========       ===========
        NET INCOME (LOSS) PER AVERAGE COMMON SHARE
          Basic...........................................................   $     (4.46)      $     (3.42)      $      0.38
          Diluted.........................................................   $     (4.46)      $     (3.42)      $      0.38
                                                                             ===========       ===========       ===========

----------

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

     In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers records any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. During 2002, Consumers recorded, as part of power costs, a $245,000 unrecognized gain on its unexpired electric call options contracts. As of December 31, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

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

     As of December 31, 2002, Consumers recorded a total of $8 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months. On April 11, 2002, MCV Partnership changed its accounting for derivatives (Note 18). Consumers' ownership share of the cumulative effective adjustment to earnings is reflected as a change in accounting principle in 2002 in the accompanying statement of income.

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

     At December 31, 2002, and 2001, CMS Energy has recorded a net price risk management asset of $81 million and $41 million respectively, net of reserves, related to the unrealized mark-to-market gains on existing wholesale power contracts, gas contracts, and economic hedges for retail activities that are marked as derivatives. For the year ended 2002, $62 million of the $81 million in net price risk management assets were reclassified to assets and liabilities held for sale to reflect the pending sales of CMS MST's wholesale gas and power contracts. In addition, the fair value of these portfolios were reduced by $48 million as a result of fair value evidence derived from the negotiated sales prices for these contracts held for sale. See MD&A disclosure on mark-to-market accounting for further analysis of price risk management assets and liabilities.


                                                                                 FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002
                                                                           --------------------------------------------------------
                                                                 TOTAL
                         SOURCE OF FAIR VALUE                 FAIR VALUE     LESS THAN 1      1 TO 3        4 TO 5   GREATER THAN 5
         ------------------------------------------------   -------------- --------------  ------------   ---------- --------------
                                                                                           IN MILLIONS
                                                                                        MATURITY (IN YEARS)
         Prices actively quoted..........................       $    7         $     7        $    --       $    --       $    --
         Prices provided by other external sources.......           57               7             29            13             8
         Prices based on models and other valuation
           methods.......................................           17             (15)            19             5             8
                                                                ------         -------        -------       -------       -------
         Total...........................................       $   81         $    (1)       $    48       $    18       $    16
                                                                ======         =======        =======       =======       =======

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

                                                        FLOATING TO FIXED        NOTIONAL       MATURITY    FAIR       UNREALIZED
                                                       INTEREST RATE SWAPS        AMOUNT          DATE      VALUE      GAIN (LOSS)
                                               -----------------------------    --------       ---------   --------    -----------
                                                                                                               IN MILLIONS
                                               December 31, 2002............    $   294        2003-2006   $    (7)     $     6
                                               December 31, 2001............    $   318        2002-2006   $   (11)     $    (2)

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

                                                     FLOATING TO FIXED          NOTIONAL       MATURITY     FAIR      UNREALIZED
                                                    INTEREST RATE SWAPS          AMOUNT          DATE      VALUE      GAIN (LOSS)
                                               -----------------------------    --------      ---------   --------    -----------
                                                                                                               IN MILLIONS
                                               December 31, 2002............    $      --            --   $    --     $     1
                                               December 31, 2001............          200     2004-2005        (1)         (1)

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

     FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of December 31, 2002 and 2001 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.

                                                                                   AS OF DECEMBER 31
                                                    --------------------------------------------------------------------------------
                                                                      2002                                    2001
                                                    ---------------------------------------- ---------------------------------------
                                                      CARRYING        FAIR      UNREALIZED     CARRYING       FAIR       UNREALIZED
                                                        COST          VALUE     GAIN(LOSS)       COST         VALUE      GAIN(LOSS)
                                                    ------------   ---------- -------------- -----------   -----------  ------------
                                                                                      IN MILLIONS
         Long-Term Debt(a).......................    $    5,356    $    5,027    $    329     $    5,840   $    5,731     $    109
         Preferred Stock and Trust Preferred
           Securities............................    $      927    $      729    $    198     $    1,258   $    1,169     $     89
         Available-for-Sale Securities:
           Nuclear Decommissioning(b)............    $      458    $      536    $     78     $      467   $      581     $    114
           SERP..................................            54            57           3             52           56            4
         Trading Securities:
           Investments...........................    $        5    $        6    $      1     $        4   $        7     $      3

----------

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

     CMS Energy used ITC to reduce current income taxes payable, and amortizes ITC over the life of the related property. Alternative minimum tax AMT paid generally becomes a tax credit that CMS Energy can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. At December 31, 2002, CMS Energy had AMT credit carryforwards in the amount of $207 million that do not expire, tax loss carryforwards in the amount of $327 million that expire in 2021 and 2022, capital loss carryforwards in the amount of $215 million that expire in 2007, and general business credit carryforwards in the amount of $39 million that expire in 2005.

     The significant components of income tax expense (benefit) on continuing operations consisted of:

                                                                                                 YEARS ENDED DECEMBER 31
                                                                                        ----------------------------------------
                                                                                                        RESTATED       RESTATED
                                                                                            2002          2001           2000
                                                                                        ----------     -----------    ----------
                                                                                                       IN MILLIONS
                                                    Current income taxes
                                                      Federal........................   $     (105)    $     (197)    $       74
                                                      State and local................           (8)             7              4
                                                      Foreign........................           25             (3)            21
                                                                                        ----------     ----------     ----------
                                                                                        $      (88)    $     (193)    $       99
                                                    Deferred income taxes
                                                      Federal........................   $      103     $       94     $      (91)
                                                      State..........................            2              1             11
                                                      Foreign........................            2              8             24
                                                                                        ----------     ----------     ----------
                                                                                        $      107     $      103     $      (56)
                                                    Deferred ITC, net................           (6)            (8)            (9)
                                                                                        ----------     ----------     ----------
                                                    Tax expense (benefit)............   $       13     $      (98)    $       34
                                                                                        ==========     ==========     ==========


     The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the consolidated balance sheet are as follows:

                                                                                               DECEMBER 31
                                                                                     ----------------------------
                                                                                                      RESTATED
                                                                                          2002           2001
                                                                                     -------------- -------------
                                                                                               IN MILLIONS
                             Property............................................    $        (814) $        (826)
                             Securitized costs...................................             (192)          (194)
                             Unconsolidated investments..........................               79           (119)
                             Postretirement benefits.............................              (72)           (76)
                             Gas inventories.....................................              (74)           (57)
                             Employee benefit obligations........................              265            148
                             Tax credit carryforward.............................              247            182
                             Tax loss carryforward...............................              190             --
                             Power purchases.....................................               18             27
                             Regulatory liabilities..............................              115            104
                             Other, net..........................................             (191)           (62)
                                                                                     -------------  -------------
                               Net deferred tax assets (liabilities).............    $        (429) $        (873)
                                                                                     =============  =============
                             Deferred tax liabilities............................    $      (1,288) $      (1,442)
                             Deferred tax assets.................................              859            569
                                                                                     -------------  -------------
                               Net deferred tax assets (liabilities).............    $        (429) $        (873)
                                                                                     =============  =============

     The actual income tax expense on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35% to income before income taxes as follows:

                                                                                                      RESTATED     RESTATED
                                                                                         2002           2001          2000
                                                                                    -------------  ------------   ----------
                                                                                                     IN MILLIONS
                         Loss from continuing operations before income taxes and
                           minority interests
                           Domestic..............................................   $     (505)     $     (349)   $      206
                           Foreign...............................................          102              18          (209)
                                                                                    ----------      ----------    ----------
                              Total..............................................         (403)           (331)           (3)
                         Statutory federal income tax rate.......................         x 35%           x 35%         x 35%
                                                                                    ----------      ----------    ----------
                         Expected income tax expense.............................         (141)           (116)           (1)
                         Increase (decrease) in taxes from:
                           Property differences..................................           18              23            27
                           Income tax effect of foreign investments..............           93               7             9
                           Tax credits...........................................           51              (8)           (9)
                           State and local income taxes, net of federal benefit..           (7)              3            10
                           Other, net............................................           (1)             (7)           (2)
                                                                                    ----------      ----------    ----------
                         Recorded income tax expense.............................   $       13      $      (98)   $       34
                                                                                    ==========      ==========    ==========
                         Effective tax rate......................................          3.3%           29.7%           (a)
                                                                                    ==========      ==========    ==========

----------

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

                                                                                     RESTRICTED
                                                                                       STOCK                   OPTIONS
                                                                                   -------------  ----------------------------------
                                                                                       NUMBER         NUMBER       WEIGHTED-AVERAGE
                                                                                     OF SHARES      OF SHARES       EXERCISE PRICE
                                                                                   -------------  ----------------------------------
                              CMS ENERGY COMMON STOCK:
                              Outstanding at January 1, 2000.....................        884,129     2,530,040      $      35.33
                                Granted..........................................        246,250       878,630      $      17.96
                                Exercised or Issued..............................       (134,173)     (185,600)     $      17.36
                                Forfeited........................................       (209,779)           --                --
                                Expired..........................................             --      (164,884)     $      34.58
                                                                                   -------------  ------------      ------------
                              Outstanding at December 31, 2000...................        786,427     3,058,186      $      31.47
                                Granted..........................................        266,500     1,036,000      $      30.21
                                Exercised or Issued..............................        (82,765)     (150,174)     $      19.11
                                Forfeited........................................       (182,177)           --                --
                                Expired..........................................             --       (31,832)     $      35.10
                                                                                   -------------  ------------      ------------
                              Outstanding at December 31, 2001...................        787,985     3,912,180      $      31.58
                                Granted..........................................        512,726     1,492,200      $      15.64
                                Exercised or Issued..............................       (116,562)      (39,600)     $      17.07
                                Forfeited........................................       (225,823)           --                --
                                Expired..........................................             --      (243,160)     $      28.91
                                                                                   -------------  ------------      ------------
                              Outstanding at December 31, 2002...................        958,326     5,121,620      $      27.18
                                                                                   =============  ============      ============

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                          NUMBER OF            WEIGHTED-             WEIGHTED-
                                                                           SHARES               AVERAGE              AVERAGE
                 RANGE OF EXERCISE PRICES                                OUTSTANDING         REMAINING LIFE       EXERCISE PRICE
                 -----------------------------------------------     ------------------   -------------------   ------------------
                 CMS ENERGY COMMON STOCK:
                 $ 8.12-- $17.00................................           1,198,300            8.64 years          $    11.85
                 $18.00-- $24.75................................           1,096,286            7.60 years          $    22.40
                 $25.13-- $31.04................................           1,221,576            6.85 years          $    30.33
                 $33.11-- $39.06................................           1,042,552            6.07 years          $    37.80
                 $41.44-- $44.06................................             562,906            5.92 years          $    42.58
                                                                      --------------            ----------          ----------
                 $ 8.12-- $44.06................................           5,121,620            7.17 years          $    27.18
                                                                      ==============            ==========          ==========

     At December 31, 2002, 2001 and 2000, the number of stock options exercisable was 5,007,329, 3,760,883, and 2,827,971, respectively.

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

                                                                                             YEARS ENDED DECEMBER 31
                                                                             -------------------------------------------------------
                                                                               FEBRUARY         JULY
                                                                                 2002           2002           2001          2000
                                                                             ------------   ------------   ------------   ----------
                             CMS ENERGY COMMON STOCK OPTIONS
                             Risk-free interest rate......................       3.95%            3.16%          4.77%       6.56%
                             Expected stock-price volatility..............      32.44%           40.81%         30.59%      27.25%
                             Expected dividend rate.......................     $0.365          $0.1825         $0.365       $0.365
                             Expected option life (years).................        4.2              4.2            4.2          4.1

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

                                                                          YEARS ENDED DECEMBER 31
                                     -----------------------------------------------------------------------------------------------
                                                                      RESTATED                         RESTATED
                                        2002      BASIC     DILUTED     2001      BASIC     DILUTED      2000      BASIC    DILUTED
                                     --------- ---------- ---------- ---------  ---------- ---------- --------- ---------- ---------
                                                                   IN MILLIONS, EXCEPT PER SHARE AMOUNTS
 Net income (loss), as
   reported.......................   $   (620) $   (4.46) $  (4.46)  $   (448)  $   (3.42) $   (3.42)  $   43  $    0.38  $    0.38
 Add: Stock-based employee
   compensation expense included
   in reported net income
   (loss), net of related
   taxes..........................          3       0.02      0.02         --          --         --       --         --         --
 Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related taxes...........         (3)     (0.02)    (0.02)        (4)      (0.03)     (0.03)      (1)     (0.01)     (0.01)
                                     --------  ---------  --------   --------   ---------  ---------   ------  ---------  ---------
 Pro forma net income (loss)......   $   (620) $   (4.46) $  (4.46)  $   (452)  $   (3.45) $   (3.45)  $   42  $    0.37  $    0.37
                                     ========  =========  ========   ========   =========  =========   ======  =========  =========

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

     Weighted-Average Assumptions:

                                                                                      YEARS ENDED DECEMBER 31
                                                                ------------------------------------------------------------------
                                                                          PENSION & SERP                         OPEB
                                                                --------------------------------- --------------------------------
                                                                            RESTATED    RESTATED              RESTATED    RESTATED
                                                                   2002       2001        2000       2002       2001        2000
                                                                --------- ----------- ----------- --------- -----------   --------
            Discount rate....................................     6.75%       7.25%       7.75%     6.75%       7.25%       7.75%
            Expected long-term rate of return on plan
              assets:........................................     8.75%       9.75%       9.75%
              Union..........................................                                       8.75%       9.75%       9.75%
              Non-Union......................................                                       6.00%       6.00%       6.00%
            Rate of compensation increase:
              Pension-- to age 45............................     3.50%       5.25%       5.25%
             -- age 45 to assumed retirement.................     3.50%       3.75%       3.75%
            SERP.............................................     5.50%       5.50%       5.50%

     Retiree health care costs at December 31, 2002 are based on the assumption that costs would increase 8.5 percent in 2002 with a gradual decrease to 5.5 percent in 2010 and thereafter.

     Net Pension Plan, SERP, EISP, and OPEB costs consist of:

                                                                         YEARS ENDED DECEMBER 31
                                                    ------------------------------------------------------------------
                                                           PENSION & SERP & EISP                     OPEB
                                                    ---------------------------------  -------------------------------
                                                       2002       2001       2000         2002       2001       2000
                                                    ---------- ---------- ----------   --------- ----------   --------
                                                                                IN MILLIONS
             Service cost........................    $     46    $    39    $    33     $    20    $    16    $    14
             Interest expense....................          89         88         82          69         62         56
             Expected return on plan assets......        (103)       (98)       (92)        (43)       (41)       (35)
             Amortization of:
               Prior service cost................           8          8          6          (1)        (1)        --
               Net transition (asset)............          --         (5)        (5)         --         --         --
               Other.............................          (1)        (1)        (2)         10          1         (2)
             Plan amendments.....................           4         --         --          --         --         --
                                                     --------    -------    -------     -------    -------    -------
             Net periodic benefit cost...........    $     43    $    31    $    22     $    55    $    37    $    33
                                                     ========    =======    =======     =======    =======    =======

     The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                              ONE PERCENTAGE       ONE PERCENTAGE
                                                                                              POINT INCREASE       POINT DECREASE
                                                                                              --------------       --------------
                                                                                                          IN MILLIONS
                       Effect on total service and interest cost components.............         $     15            $      (12)
                       Effect on accumulated postretirement benefit obligation..........              137                  (114)


     The funded status of CMS Energy's Pension Plan, SERP and OPEB plans is reconciled with the liability recorded at December 31 as follows:

                                                              PENSION PLAN                   SERP                     OPEB
                                                      ---------------------------- -----------------------  ----------------------
                                                           2002           2001         2002        2001         2002        2001
                                                      -------------  ------------- ----------- -----------  ----------- ----------
                                                                             IN MILLIONS
         Benefit obligation, January 1.............   $    1,195     $    1,081      $    73     $    58      $    956    $    815
         Service cost..............................           40             36            4           3            20          16
         Interest cost.............................           84             83            5           5            69          62
         Plan amendments...........................            4             --           --          --           (64)        (17)
         Actuarial loss (gain).....................           72             96            1           8            41         116
         Benefits paid.............................         (138)          (101)          (2)         (1)          (40)        (36)
                                                      ----------     ----------      -------     -------      --------    --------
         Benefit obligation, December 31...........   $    1,257     $    1,195      $    81     $    73      $    982    $    956
                                                      ----------     ----------      -------     -------      --------    --------
         Plan assets at fair value, January 1......   $      845     $      994      $    --     $    --      $    508    $    473
         Actual return on plan assets..............         (164)          (113)          --          --           (43)        (21)
         Company contribution......................           64             65            2           1            83          57
         Actual benefits paid......................         (138)          (101)          (2)         (1)          (40)         (1)
                                                      ----------     ----------      -------     -------      --------    --------
         Plan assets at fair value, December 31....   $      607(a)  $      845(a)   $    --     $    --      $    508    $    508
                                                      ----------     ----------      -------     -------      --------    --------
         Benefit obligation less than (in excess
           of) plan assets.........................   $     (650)    $     (350)     $   (81)    $   (73)     $   (474)   $   (448)
         Unrecognized:
           Net (gain) loss from experience
              different than assumed...............          574            235           13          12           313         197
           Prior service cost......................           60             68            1           1           (77)        (16)
           Other...................................           (7)            (7)          --          --            --          --
                                                      ----------     ----------      -------     -------      --------    --------
         Recorded liability........................   $      (23)    $      (54)     $   (67)    $   (60)     $   (238)   $   (267)
                                                      -----------    -----------   ----------  ----------   ----------- -----------
         Additional minimum pension
           liability(b)............................         (426)            --           --          --            --          --
                                                      ----------     ----------      -------     -------      --------    --------
         Total recorded liability..................   $     (449)    $      (54)     $   (67)    $   (60)     $   (238)   $   (267)
                                                      ==========     ==========      =======     =======      ========    ========

----------

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

     The Executive Incentive Separation Plan (EISP) was established to provide flexibility in separation of employment by officers, a select group of management, or other highly compensated employees. Terms of the plan may include payment of a lump sum, payment of monthly benefits for life, payment of premium for continuation of health care, or any other legally permissible term deemed to be in the best interest of CMS Energy to offer. As of December 31, 2002, the Accumulated Benefit Obligation of the EISP was $1.7 million.

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

     Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 2002 were:


                                                                                                            CAPITAL     OPERATING
                                                                                                            LEASES       LEASES
                                                                                                          ---------     ---------
                                                                                                                 IN MILLIONS
                                        2003...........................................................   $      21     $      16
                                        2004...........................................................          20            12
                                        2005...........................................................          18            10
                                        2006...........................................................          17             9
                                        2007...........................................................          16             8
                                        2008 and thereafter............................................          71            38
                                                                                                          ---------     ---------
                                        Total minimum lease payments...................................         163     $      93
                                                                                                                        =========
                                        Less imputed interest..........................................         (28)
                                                                                                          ---------
                                        Present value of net minimum lease payments....................         135
                                        Less current portion...........................................         (13)
                                        Less non-current portion of off-balance sheet lease
                                          payments.....................................................          (6)
                                                                                                          ---------
                                        Non-current portion............................................   $     116
                                                                                                          =========

     The minimum lease rental commitments as shown do not include amounts for Panhandle and Field Services, as those business units have been discontinued. Collectively, Panhandle and Field Services have $53 million and $1 million in future commitments for operating and capital leases, respectively.

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

15: JOINTLY OWNED UTILITY FACILITIES

     Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                                    NET             ACCUMULATED
                                                                                                INVESTMENT          DEPRECIATION
                                                                                           -------------------- -------------------
                                                                DECEMBER 31                   2002       2001      2002      2001
                                            ---------------------------------------------- ---------  --------- --------- ---------
                                                                                                           IN MILLIONS
                                            Campbell Unit 3 -- 93.3 percent............... $     299  $     279 $     312 $     312
                                            Ludington -- 51 percent.......................        75         76        94        88
                                            Transmission facilities -- various............        --         37        --        40
                                            Distribution lines -- various.................        13         10         1        --

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

REPORTABLE SEGMENTS


                                                                        YEARS ENDED DECEMBER 31
                                                             --------------------------------------------
                                                                                 RESTATED       RESTATED
                                                                   2002            2001           2000
                                                             -------------   -------------  -------------
                                                                             IN MILLIONS
            Net Income
              Electric utility(e)........................    $         264   $         109  $         173
              Gas utility................................               46              21             18
              Natural gas transmission...................              (30)            (53)            11
              Independent power production...............             (336)            (63)           (92)
              Marketing, services and trading(e).........              (42)             (6)            13
              Other......................................             (522)           (456)           (80)
                                                             -------------   -------------  -------------
                                                             $        (620)  $        (448) $          43
                                                             =============   =============  =============
            Income Taxes
              Electric utility...........................    $         138   $          69  $         123
              Gas utility................................               33              25             24
              Natural gas transmission...................               36             (31)             2
              Independent power production...............             (112)            (21)           (19)
              Marketing, services and trading............              (23)             (8)             8
              Other......................................              (59)           (132)          (104)
                                                             -------------   -------------  -------------
                                                             $          13   $         (98) $          34
                                                             =============   =============  =============
            Depreciation, Depletion and Amortization
              Electric utility...........................    $         228   $         219  $         311
              Gas utility................................              118             118            113
              Natural gas transmission...................                8              11             11
              Independent power production...............               38              40             45
              Marketing, services and trading............                6               5              5
              Other......................................                5               5              4
                                                             -------------   -------------  -------------
                                                             $         403   $         398  $         489
                                                             =============   =============  =============
            Identifiable Assets
              Electric utility(a)........................    $       5,744   $       5,454  $       5,230
              Gas utility(a).............................            2,002           2,194          1,776
              Natural gas transmission...................            2,821           3,953          4,025
              Independent power production...............            1,816           2,630          2,699
              Marketing, services and trading............              794           1,139          1,600
              Other......................................              738           1,405          1,575
                                                             -------------   -------------  -------------
                                                             $      13,915   $      16,775  $      16,905
                                                             =============   =============  =============
            Capital Expenditures(b)
              Electric utility...........................    $         437   $         623  $         430
              Gas utility................................              181             145            120
              Natural gas transmission...................              148             271            276
              Independent power production...............               81             147            452
              Marketing, services and trading............                6               9             11
              Other......................................                8             263            208
                                                             -------------   -------------  -------------
                                                             $         861   $       1,458  $       1,497
                                                             =============   =============  =============
            Investments in Equity Method Investees
              Natural gas transmission...................    $         178   $         577  $         549
              Independent power production...............              565             714            904
              Marketing, services and trading............                8              26             28
              Other......................................                4              79             61
                                                             -------------   -------------  -------------
                                                             $         755   $       1,396  $       1,542
                                                             =============   =============  =============
            Earnings from Equity Method Investees(c)
              Natural gas transmission...................    $          10   $          13  $          36
              Independent power production...............              193             157            168
              Marketing, services and trading............                9              10              9
              Other......................................              (58)              5              1
                                                             -------------   -------------  -------------
                                                             $         154   $         185  $         214
                                                             =============   =============  =============

Geographic Areas(d)

                                             OPERATING     OPERATING   IDENTIFIABLE
                                              REVENUE       INCOME        ASSETS
                                             ---------     ---------   ------------
             2002
               United States...........    $     8,427    $     (13)   $      12,459
               International...........            260          112            1,456
             2001 -- Restated
               United States...........    $     7,716    $     213    $      13,900
               International...........            347           30            2,875
             2000 -- Restated
               United States...........    $     6,319    $     629    $      13,672
               International...........            378         (161)           3,231

----------

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

17. EQUITY METHOD INVESTMENTS

     Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. In 2002, 2001 and 2000 undistributed earnings from these investments were $39 million, ($68) million, and $171 million, respectively. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar, as well as its 46 percent interest in First Midland and 40 percent interest in Taweelah. CMS Energy's investment in Loy Yang met the test of a significant subsidiary in prior years but was not reported separately in 2002 or 2001 as a result of the write-off of the investment in the fourth quarter of 2000 (Note 3). Summarized combined financial information of CMS Energy's equity method investments follows, with the exception of the MCV Partnership that is disclosed separately in Note 18, Summarized Financial Information of Significant Related Energy Supplier.

Income Statement Data


                                                                  YEARS ENDED DECEMBER 31, 2002
                                             ----------------------------------------------------------------------
                                                                      FIRST
                                             JORF LASFAR  LOY YANG   MIDLAND    TAWEELAH   ALL OTHERS      TOTAL
                                             -----------  --------   -------    --------   ----------   ----------
                                                                         IN MILLIONS
                 Operating revenue......       $   364    $    --    $    91    $    101   $    3,916   $    4,472
                 Operating expenses.....           176         --          4          33        3,489        3,702
                                               -------    -------    -------    --------   ----------   ----------
                 Operating income.......           188         --         87          68          427          770
                 Other expense, net.....            56         --         49          32          511          648
                                               -------    -------    -------    --------   ----------   ----------
                 Net income.............       $   132    $    --    $    38    $     36   $      (84)  $      122
                                               =======    =======    =======    ========   ==========   ==========

                                                                       YEARS ENDED DECEMBER 31, 2001
                                             --------------------------------------------------------------------------
                                                                         FIRST
                                             JORF LASFAR   LOY YANG     MIDLAND    TAWEELAH     ALL OTHERS      TOTAL
                                             -----------   --------     -------    --------     ----------   ----------
                                                                             IN MILLIONS
                 Operating revenue......       $   357     $    --      $    99     $   44      $    4,154   $    4,654
                 Operating expenses.....           151          --            6         17           3,600        3,774
                                               -------     -------      -------     ------      ----------   ----------
                 Operating income.......           206          --           93         27             554          880
                 Other expense, net.....            45          --           63          8             420          536
                                               -------     -------      -------     ------      ----------   ----------
                 Net income.............       $   161     $    --      $    30     $   19      $      134   $      344
                                               =======     =======      =======     ======      ==========   ==========



                                                                       YEARS ENDED DECEMBER 31, 2000
                                             --------------------------------------------------------------------------
                                                                         FIRST
                                             JORF LASFAR   LOY YANG     MIDLAND    TAWEELAH     ALL OTHERS      TOTAL
                                             -----------   --------     -------    --------     ----------   ----------
                                                                             IN MILLIONS
                 Operating revenue......       $   246     $   311      $   109     $   17      $    3,767   $    4,450
                 Operating expenses.....            99         141            2          9           3,356        3,607
                                               -------     -------      -------     ------      ----------   ----------
                 Operating income.......           147         170          107          8             411          843
                 Other expense, net.....            29         196           80          6             177          488
                                               -------     -------      -------     ------      ----------   ----------
                 Net income.............       $   118     $   (26)     $    27     $    2      $      234   $      355
                                               =======     =======      =======     ======      ==========   ==========

Balance Sheet Data

                                                                                 DECEMBER 31, 2002
                                             ------------------------------------------------------------------------------
                                                                           FIRST
                                             JORF LASFAR      LOY YANG    MIDLAND     TAWEELAH     ALL OTHERS       TOTAL
                                             -----------      --------    -------     --------     ----------   -----------
                                                                               IN MILLIONS
        Assets
          Current assets.................     $     225       $    --     $    --     $     91     $      931   $     1,247
          Property, plant and equipment,
             Net.........................             7            --          --          656          6,191         6,854
          Other assets...................         1,118            --         998           10          1,078         3,204
                                              ---------       -------     -------     --------     ----------   -----------
                                              $   1,350       $    --     $   998     $    757     $    8,200   $    11,305
                                              =========       =======     =======     ========     ==========   ===========
        Liabilities and Equity
          Current liabilities............     $     252       $    --     $    22     $     95     $    1,622   $     1,991
          Long-term debt and other
             non-current liabilities.....           619            --         428          530          4,096         5,673
          Equity.........................           479            --         548          132          2,482         3,641
                                              ---------       -------     -------     --------     ----------   -----------
                                              $   1,350       $    --     $   998     $    757     $    8,200   $    11,305
                                              =========       =======     =======     ========     ==========   ===========

Balance Sheet Data

                                                                    DECEMBER 31, 2001
                                           -------------------------------------------------------------------
                                                                      FIRST
                                           JORF LASFAR    LOY YANG   MIDLAND  TAWEELAH   ALL OTHERS    TOTAL
                                           -----------    --------   -------  --------   ----------  ---------
                                                                       IN MILLIONS
        Assets
          Current assets.................  $      267     $    --    $    --  $    127   $      955  $   1,349
          Property, plant and equipment,
             Net.........................           6          --         --       676        6,856      7,538
          Other assets...................       1,053          --      1,138        --          985      3,176
                                           ----------     -------    -------  --------   ----------  ---------
                                           $    1,326     $    --    $ 1,138  $    803   $    8,796  $  12,063
                                           ==========     =======    =======  ========   ==========  =========
        Liabilities and Equity
          Current liabilities............  $      174     $    --    $    28  $     38   $    1,075  $   1,315
          Long-term debt and other
             non-current liabilities.....         588          --        569       630        4,661      6,448
          Equity.........................         564          --        541       135        3,060      4,300
                                           ----------     -------    -------  --------   ----------  ---------
                                           $    1,326     $    --    $ 1,138  $    803   $    8,796  $  12,063
                                           ==========     =======    =======  ========   ==========  =========

18: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

     Under the PPA with the MCV Partnership discussed in Note 6, Consumers' 2002 obligation to purchase electric capacity from the MCV Partnership provided 15.1 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                                   YEARS ENDED
                                                                                   DECEMBER 31
                                                                           ----------------------------
                                                                            2002       2001      2000
                                                                           -------    -------   -------
                                                                                   IN MILLIONS
           Operating revenue(a)........................................    $   597    $   611   $   604
           Operating expenses..........................................        409        453       392
                                                                           -------    -------   -------
           Operating income............................................        188        158       212
           Other expense, net..........................................        114        110       122
                                                                           -------    -------   -------
           Net income before cumulative effect of accounting change....         74         48        90
           Cumulative effect of change in method of accounting for
             derivative options contracts (April 1, 2002)(b)...........         58         --        --
                                                                           -------    -------   -------
           Net income..................................................    $   132    $    48   $    90
                                                                           =======    =======   =======



BALANCE SHEETS

                                                    DECEMBER 31
                                              ----------------------
                                                 2002         2001
                                              ---------    ---------
                                                   IN MILLIONS
                ASSETS
                  Current assets(c)........   $     356    $     341
                  Plant, net...............       1,550        1,610
                  Other assets.............         192          166
                                              ---------    ---------
                                              $   2,098    $   2,117
                                              =========    =========
                LIABILITIES AND
                  Equity
                Current liabilities........   $     209    $     320
                Non-current
                  liabilities(d)...........       1,155        1,245
                Partners' equity(e)........         734          552
                                              ---------    ---------
                                              $   2,098    $   2,117
                                              =========    =========

----------

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

     During 2003, CMS Energy has contractual obligations and planned capital expenditures that will require substantial amounts of cash. As of March 14, 2003, CMS Energy at the parent level had approximately $598 million, Consumers Energy and its subsidiaries had approximately $727 million, and Panhandle and its subsidiaries had approximately $52 million of publicly issued and credit facility debt maturing in 2003. CMS Energy and Consumers Energy have taken significant steps to address their 2003 maturities, as described. In addition, CMS Energy also could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle. In December 2002, CMS Energy signed a definitive agreement to sell Panhandle for a total of $1.828 billion, which is expected to result in $662 million of cash and $1.166 billion of debt assumption. However, closing of the sale is pending action by the Federal Trade Commission. All other regulatory approvals have been granted.

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

     As noted elsewhere in these notes, CMS Energy has reduced debt by approximately $2.8 billion through asset sales with cash proceeds and associated debt reduction from such sales over the past two years. Through the first quarter of 2003, CMS Energy has accomplished approximately $97 million of additional asset sales. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds. The sale of the Centennial Pipeline, resulting in proceeds to CMS Energy of $40 million, closed in February 2003. In March 2003, CMS MST sold the majority of its wholesale power book and related supply portfolio for cash proceeds of $34 million to Constellation Power Source, Inc. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

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

     CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as of March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan in 2003:

     - On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $250 million tranche with a maturity date of April 30, 2004 and a $159 million tranche with a maturity date of September 30, 2004. The facility is being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of equity issuances by CMS Energy and its subsidiaries or any asset sales and debt issuances by CMS Energy or its subsidiaries, other than Consumers Energy, are required to be used to prepay this facility. This facility is collateralized primarily by the common stock of Consumers Energy, CMS Enterprises and certain CMS Enterprises subsidiaries.

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

20: QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)


                                                                                         2002 (RESTATED)
                                                                          ---------------------------------------------
                         QUARTERS ENDED                                    MARCH 31    JUNE 30    SEPT. 30     DEC. 31
        ------------------------------------------------                  ----------  ---------  ----------   ---------
                                                                              IN MILLIONS,  EXCEPT PER SHARE AMOUNTS
        Operating revenue                                                 $  2,263     $ 2,137     $ 2,579    $ 1,708
        Operating income (loss)                                           $    275     $   152     $   192    $  (520)
        Income (loss) from continuing operations                          $     93     $    36     $    12    $  (557)
        Discontinued Operations (a)                                       $    (51)    $  (127)    $    24    $   (68)
        Cumulative effect of change in accounting principles (a)          $      -     $    17     $     1    $     -
        Consolidated net income (loss)                                    $     42     $   (74)    $    37    $  (625)
        Basic earnings (loss) per average common share (b):               $   0.32     $ (0.55)    $  0.26    $ (4.34)
        Diluted earnings (loss) per average common share (b):             $   0.32     $ (0.55)    $  0.26    $ (4.34)
        Dividends declared per common share:                              $  0.365     $ 0.365     $  0.18    $  0.18
        Common stock prices (c):
            High                                                          $  24.62     $ 22.24     $ 11.28    $ 10.48
            Low                                                           $  21.27     $ 10.46     $  7.49    $  5.79


                                                                                         2001 (RESTATED)
                                                                          ---------------------------------------------
                         QUARTERS ENDED                                    MARCH 31    JUNE 30    SEPT. 30     DEC. 31
        ------------------------------------------------                  ----------  ---------  ----------   ---------
                                                                               IN MILLIONS, EXCEPT PER SHARE AMOUNTS
        Operating revenue                                                 $   2,416   $  1,932   $   1,898     $ 1,817
        Operating income (loss)                                           $     214   $     93   $    (129)    $    65
        Income (loss) from continuing operations                          $      52   $    (18)  $    (176)    $   (94)
        Discontinued Operations (a)                                       $      27   $     21   $    (202)    $   (56)
        Cumulative effect of change in accounting principles(a)           $       9   $      -   $       -     $   (11)
        Consolidated net income (loss)                                    $      88   $      3   $    (378)    $  (161)
        Basic earnings (loss) per average common share (b):               $    0.70   $   0.02   $   (2.85)    $ (1.21)
        Diluted earnings (loss) per average common share (b):             $    0.70   $   0.02   $   (2.85)    $ (1.21)
        Dividends declared per common share:                              $   0.365   $  0.365   $   0.365     $ 0.365
        Common stock prices (c):
            High                                                          $   31.44   $  31.75   $   28.37     $ 24.31
            Low                                                           $   26.75   $  27.68   $   19.89     $ 20.00



                                                                                                  2002
                                                                          ----------------------------------------------------
             QUARTERS ENDED - REPORTED VS. RESTATED                       MARCH 31 (d)  JUNE 30 (e)  SEPT. 30 (e)    DEC. 31
        ------------------------------------------------                  ------------  -----------  ------------  -----------
                                                                                 IN MILLIONS, EXCEPT PER SHARE AMOUNTS
        Operating revenue as reported                                     $   2,525      $ 2,368     $   1,333      $  1,708
        Operating revenue as restated                                     $   2,263      $ 2,137     $   2,579      $  1,708

        Operating income (loss) as reported                               $     292      $   233     $     211      $   (520)
        Operating income (loss) as restated                               $     275      $   152     $     192      $   (520)

        Income (loss) from continuing operations as reported              $     400      $    73     $       6      $   (557)
        Income (loss) from continuing operations as restated              $      93      $    36     $      12      $   (557)

        Discontinued operations as reported                               $       -      $  (141)    $      17      $    (68)
        Discontinued operations as restated                               $     (51)     $  (127)    $      24      $    (68)

        Cumulative effect of change in accounting principles as reported  $       -      $     -     $       -      $      -
        Cumulative effect of change in accounting principles as restated  $       -      $    17     $       1      $      -

        Extraordinary item as reported                                    $      (1)     $    (7)    $       -      $      -
        Extraordinary item as restated                                    $       -      $     -     $       -      $      -

        Consolidated net income (loss) as reported                        $     399      $   (75)    $      23      $   (625)
        Consolidated net income (loss) as restated                        $      42      $   (74)    $      37      $   (625)

        Basic earnings (loss) per average common share as reported        $    2.99      $ (0.56)    $    0.16      $  (4.34)
        Basic earnings (loss) per average common share as restated        $    0.32      $ (0.55)    $    0.26      $  (4.34)

        Diluted earnings (loss) per average common share as reported      $    2.92    $ (0.56)  $    0.16    $  (4.34)
        Diluted earnings (loss) per average common share as restated      $    0.32    $ (0.55)  $    0.26    $  (4.34)




                                                                                                   2001
                                                                          -----------------------------------------------------
             QUARTERS ENDED - REPORTED VS. RESTATED (f)                   MARCH 31 (g)  JUNE 30 (h)  SEPT. 30 (i)   DEC. 31 (j)
        ------------------------------------------------                  ------------  -----------  ------------   -----------
                                                                                  IN MILLIONS, EXCEPT PER SHARE AMOUNTS
        Operating revenue as reported                                     $     2,859   $     2,237  $      2,150  $     2,351
        Operating revenue as restated                                     $     2,416   $     1,932  $      1,898  $     1,817

        Operating income (loss) as reported                               $       329   $       254  $       (401) $       119
        Operating income (loss) as restated                               $       214   $        93  $       (129) $        65

        Income (loss) from continuing operations as reported              $       109   $        53  $       (384) $      (109)
        Income (loss) from continuing operations as restated              $        52   $       (18) $       (176) $       (94)

        Discontinued operations as reported                               $         -   $         -  $       (185) $         -
        Discontinued operations as restated                               $        27   $        21  $       (202) $       (56)

        Cumulative effect of change in accounting principles as reported  $         -   $         -  $          -  $       (11)
        Cumulative effect of change in accounting principles as restated  $         9   $         -  $          -  $       (11)

        Extraordinary item as reported                                    $         -   $         -  $          -  $       (18)
        Extraordinary item as restated                                    $         -   $         -  $          -  $         -

        Consolidated net income (loss) as reported                        $       109   $        53  $       (569) $      (138)
        Consolidated net income (loss) as restated                        $        88   $         3  $       (378) $      (161)

        Basic earnings (loss) per average common share as reported        $      0.87   $      0.40  $      (4.29) $     (1.03)
        Basic earnings (loss) per average common share as restated        $      0.70   $      0.02  $      (2.85) $     (1.21)

        Diluted earnings (loss) per average common share as reported      $      0.85   $      0.40  $      (4.29) $     (1.03)
        Diluted earnings (loss) per average common share as restated      $      0.70   $      0.02  $      (2.85) $     (1.21)


----------

(a)   Net of tax.

(b) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.

(c)   Based on New York Stock Exchange-- Composite transactions.

(d) All adjustments from previously reported amounts in this quarter relate to the MCV PPA reserve adjustment, the Panhandle and MST Viron goodwill adjustment, the DIG loss contract adjustment, the CMS MST account reconciliation's and mark-to-market gains and losses on intercompany transactions, the amortization of debt costs, and other miscellaneous audit adjustments. The restatement amounts also include the effects of discontinued operations. See Note 2, Restatement, Note 4, Discontinued Operations, and Note 5, Goodwill.

(e) All adjustments from previously reported amounts in these quarters relate to the same items as (d) above except for the Panhandle and MST Viron goodwill adjustment. The restatement amounts also include the effects of discontinued operations. See Note 2, Restatement and Note 4, Discontinued Operations.

(f) Reported amounts have been conformed to 2002 financial statement presentation. The most significant modifications represent the reporting of discontinued operations and the adoption of EITF Issue No. 02-03.

(g) All adjustments from previously reported amounts in this quarter relate to the MCV PPA reserve adjustment, the CMS MST account reconciliation's and mark-to-market gains and losses on inter-book transactions and other related adjustments, the amortization of debt costs, and the mark-to-market gains and losses on intercompany transactions, and other miscellaneous audit adjustments. The restatement amounts also include the effects of discontinued operations. See
Note 2, Restatement and Note 4, Discontinued Operations.

(h) All adjustments from previously reported amounts in this quarter relate to the same items as (f) above plus the Panhandle system gas adjustment. The restatement amounts also include the effects of discontinued operations. See
Note 2, Restatement and Note 4, Discontinued Operations.

(i) All adjustments from previously reported amounts in this quarter relate to the same items as (g) above plus the DIG loss contract accounting adjustment. The restatement amounts also include the effects of discontinued operations. See
Note 2, Restatement and Note 4, Discontinued Operations.

(j) All adjustments from previously reported amounts in this quarter relate to the same items as (h) above plus the income tax adjustments. The restatement amounts also include the effects of discontinued operations. See Note 2, Restatement and Note 4, Discontinued Operations.

The following table reflects the effects of all audit adjustments and the Panhandle and MST Viron goodwill adjustment on net income by quarter:


---------------------------------------------------------------------------------------------------------------------------
In Millions (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                        2002                                     2001
Quarters Ended                             March 31  June 30    Sept. 30   Dec. 31  March 31  June 30  Sept. 30     Dec. 31
---------------------------------------------------------------------------------------------------------------------------

Consolidated Net Income                      $ 399     $(75)         $23    $(625)      $109      $53    $(569)      $(138)

MCV PPA Adjustment                               1        -            1        -          2        2       85           1

Goodwill
Adjustment                                    (379)       -            -        -          -        -        -           -

DIG Loss Contract                               (6)      (5)          (3)       -          -        -      130          (4)

MTM Inter-book Transactions and MST
Account Reconciliations                         17        8            9        -         (3)     (48)     (18)         21

MTM Gains and Losses on Intercompany
Transactions                                    14       (1)           9        -         (6)     (12)     (12)          -

Income Tax Adjustments                           -        -            -        -          -        -        -         (30)

Panhandle System Gas                             -        -            -        -          -       (3)       2          (6)

Amortization of Debt Costs                       -        -            -        -        (11)       8        2          (1)

Other                                           (4)      (1)          (2)       -         (3)       3        2          (4)

Restated Consolidated Net Income              $ 42     $(74)         $37    $(625)      $ 88      $ 3     (378)      $(161)
---------------------------------------------------------------------------------------------------------------------------




21:  SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the date of filing CMS Energy's 2002 Form 10-K, a number of material events have occurred. These events have been disclosed in CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, which are incorporated by reference herein. In addition to the events disclosed in the above referenced documents, see below for a summary of events that have occurred subsequent to May 14, 2003.

DISCONTINUED OPERATIONS

On June 11, 2003, CMS Energy completed the $1.8 billion sale of the Panhandle companies to Southern Union Panhandle Corp. CMS Energy received approximately $582 million in cash and 3 million shares of Southern Union Company common stock, worth approximately $49 million, based on the June 11, 2003 closing price of Southern Union common stock on the New York Stock Exchange of $16.48 per share. South Union Panhandle Corp. has also assumed approximately $1.166 billion of Panhandle debt. The sale agreement allows CMS Energy to sell the Southern Union Company common stock after 90 days from the date of closing. CMS Energy used the cash and will use the proceeds from the ultimate sale of the Southern Union Company common stock to reduce debt.

CMS Energy expects to incur a loss on the sale of Panhandle. The loss calculations have not been finalized, but CMS Energy's best estimate is an after-tax loss of approximately $31 million on the sale of Panhandle to be recognized in the second quarter of 2003.

Further, a significant number of Panhandle employees elected to retire as of July 1, 2003 under the Pension Plan. As a result, CMS Energy expects to record a settlement loss and a plan curtailment gain in the second quarter of 2003 pursuant to the provisions of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The calculations have not been finalized, but CMS Energy expects a net after-tax loss of approximately $13 million. In addition, CMS Energy will be required to re-measure its defined benefit retirement plan obligations during the second quarter of 2003 and as a result, in the second quarter of 2003, will likely record an additional minimum pension liability charge to other comprehensive income estimated to be $20 million, net of tax.

In May 2003, CMS Energy signed a definitive agreement to sell CMS Field Services to Cantera Resources Inc. for $115.5 million in cash and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. This sale is expected to close in the third quarter of 2003.

UNCERTAINTIES


CONSUMERS' ELECTRIC UTILITY RATE MATTERS

SECURITIZATION: On June 2, 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000 and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the latter customers are increased under the rate design order by the MPSC in order to be sufficient to repay the principal, interest and on all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." Consumers is currently studying the order and will be seeking rehearing and clarification of a number of features in the financing order, including the dividend restriction. The financing order will only become effective after rehearing upon acceptance by Consumers.

ELECTRIC PROCEEDINGS: In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. On May 28, 2003, the MPSC issued an order that terminated this proceeding.

STRANDED AND IMPLEMENTATION COSTS: On June 16, 2003, the MPSC issued an order authorizing deferred recovery of electric utility restructuring implementation costs for 2001 of approximately $8 million.

Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has already been expensed. MISO filed an application with the FERC seeking authorization to reimburse Consumers for all of these costs. On May 23, 2003, the FERC issued an order denying this request. Consumers has sought rehearing of that order. Consumers cannot predict the outcome of this matter.

ENTERPRISES

An affiliate of CMS Generation owns a 49.6 percent interest in Loy Yang, which owns the 2,000 MW Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, Loy Yang is not generating cash flow sufficient to meet its operating and debt-service obligations. Loy Yang currently has $500 million of term bank debt, which pursuant to extensions from the lenders, is scheduled to mature on July 11, 2003. The partners in Loy Yang are actively exploring the possible sale of the project (or control of the project) or a restructuring of the finances of Loy Yang. CMS Energy cannot predict whether any of these initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its equity investment in Loy Yang. CMS Energy has previously written off its equity investment in Loy Yang, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $119 million at March 31, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause noncompliance with CMS Energy's financing agreements.

OTHER

MIDLAND COGENERATION VENTURE EXPANSION, LLC: Under an agreement entered into with General Electric Company ("GE") in October 2002, as of December 31, 2002 Midland Cogeneration Venture Expansion, LLC ("MCV Expansion") has a remaining contingent obligation to GE in the amount of $3.5 million that may become payable on July 1, 2003. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. At June 30, 2003, CMS Energy's portion of this obligation is $2.2 million. CMS Energy is actively pursuing alternatives with GE to eliminate the contingent obligation.

SHORT-TERM AND LONG-TERM FINANCINGS

CONSUMERS

REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2003, Consumers applied for an increase in FERC authorization to issue short and long-term debt. In June 2003, the FERC granted Consumers' request for an increase in its authorization for short-term debt allowing Consumers to issue up to $1.1 billion of first mortgage bonds as security for $1.1 billion of secured and/or unsecured short-term securities outstanding at any one time through June 30, 2004, for which Consumers had already received authorization. The FERC also granted Consumers' request for an increase in its authorization for long-term debt, allowing Consumers to issue up to an additional 1) $750 million of long-term securities for general corporate purposes, 2) $1 billion of long-term securities for refinancing or refunding of existing long-term securities, and 3) $1.45 billion of long-term first mortgage bonds to be issued as security for other long-term securities, through June 30, 2004.

FIRST MORTGAGE BONDS: In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering to institutional investors; the bonds were issued at 4.00 percent, maturing on May 15, 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

OTHER: On April 30, 2003, Consumers ended its trade receivable sales program with its existing purchaser. During May 2003, a new trade receivable program was put in place with a new purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivable Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivable Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers will also continue to retain servicing responsibilities for the trade receivables sold, however the purchaser of the trade receivables has no recourse to Consumers' other assets for failure of debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the sale of trade receivables and Consumers retains no interest in the receivables sold. At May 31, 2003, receivables sold under the program were $50 million.

ENTERPRISES

REVOLVING CREDIT FACILITY: On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility was April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. These facilities were underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which included the initial commitment fee. Proceeds from these loans were used for general corporate purposes, to retire debt and to collateralize $160 million of letters of credit. The proceeds from the sale of Panhandle were used to pay off these facilities in full.

In June 2003, cash collateral was released associated with the sale of the Guardian Pipeline as discussed below. Following the Guardian transaction, CMS Energy had letters of credit supported by cash collateral of $184 million.

GUARDIAN PIPELINE: On June 2, 2003, CMS Energy completed the sale of its one-third membership interest in the Guardian Pipeline, L.L.C., to a subsidiary of WPS Resources Corporation. Proceeds from the sale were $26 million and will be used to reduce debt. In conjunction with the sale, approximately $63 million of cash that CMS Energy had committed to collateralize a letter of credit was released.

ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in a more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. CMS Energy is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 will be effective July 1, 2003.

CMS Energy has determined that Consumers Power Company Financing I, Consumers Energy Company Financing II, Consumers Energy Company Financing III, Consumers Energy Company Financing IV, and CMS Energy Trust I securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatory redeemable preferred securities under SFAS No. 150. Beginning July 1, 2003, these securities will be reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet at fair value.

CMS Energy has determined that CMS Energy Trust Securities III have both equity and liability characteristics. The securities include both a future stock purchase contract and a preferred security. CMS Energy is continuing to evaluate the overall effect of SFAS No. 150.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CMS Energy Corporation

     We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS Energy Corporation (a Michigan corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholders' equity and cash flows for each of three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Midland Cogeneration Venture Limited Partnership and Jorf Lasfar, which represent investments accounted for under the equity method of accounting, have been audited by other auditors (the other auditors for 2001 and 2000 for Midland Cogeneration Venture Limited Partnership have ceased operations) whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Midland Cogeneration Venture Limited Partnership and Jorf Lasfar, respectively, it is based solely on their reports.

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

                                                /s/ Ernst & Young LLP

Detroit, Michigan
March 14, 2003, except for Notes 7 and 19,
  as to which the date is March 31,
   2003 and Notes 20 and 21, as to
   which the date is June 26, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Management Committee
And Stockholders of Jorf Lasfar
Energy Company S.C.A.
B.P. 99 Sidi Bouzid
El Jadida



We have audited the accompanying balance sheets of Jorf Lasfar Energy Company as of December 31, 2002, 2001 and 2000, and the related statements of income, of stockholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jorf Lasfar Energy Company at December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Price Waterhouse
Price Waterhouse
Casablanca, Morocco
February 7, 2003

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

     The following information regarding independent auditor compensation has been revised from the information disclosed in the annual proxy statement dated April 22, 2003:

                                   Audit Fees

The aggregate fees billed by Ernst & Young, LLP for professional services rendered for the audit of the CMS Energy annual financial statements for the year 2002 and for the reviews of the 2002 quarterly financial statements were $4,886,000. Consumers' portion is included in this total.

     Additionally, the aggregate fees billed by Arthur Andersen, LLP for professional services rendered for the audit of CMS Energy 2002 annual financial statements prior to the departure of Arthur Andersen were $2,121,000. Consumers' portion is included in this total.

     Additionally, the aggregate fees billed by Ernst & Young, LLP for services rendered for the audit of restated CMS Energy financial statements for the years 2000 and 2001 were $8,803,000. Consumers' portion is included in this total.

                               Audit-Related Fees

     The aggregate fees billed by Ernst & Young, LLP for audit-related services in 2002 were $130,000. Consumers' portion is included in this total. These audit-related fees are charges for services traditionally performed by the independent auditor or that can only be performed by the independent auditor. Examples of audit-related services include accounting assistance on proposed financing transactions, review of documents filed with the SEC, and audits of benefit plans.



                        ITEM 14. CONTROLS AND PROCEDURES

     CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of a date within 90 days of the filing of this annual report on Form 10-K/A. Based on this evaluation, CMS Energy's CEO and CFO have concluded that CMS Energy's disclosure controls and procedures are effective to ensure that material information was presented to them. There have been no significant changes in CMS Energy's internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

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

(a)(3) Exhibits are listed after Item (c) below and are incorporated by reference herein.

(b)         Reports on Form 8-K.

            During the fourth quarter of 2002, CMS Energy filed Current Reports on Form 8-K on December 23, 2002, covering matters reported pursuant to ITEM 5. OTHER EVENTS.

(c)         Exhibits, including those incorporated by reference (see also
            Exhibit volume).

                              CMS ENERGY EXHIBITS

                                       PREVIOUSLY FILED
                               --------------------------------
                                  WITH FILE        AS EXHIBIT
                EXHIBITS           NUMBER            NUMBER                                 DESCRIPTION
              ------------    ---------------  ----------------    -----------------------------------------------------------
                 (3)(a)              333-51932      (3)(a)      -- Restated Articles of Incorporation of CMS Energy. (Form S-3
                                                                        filed December 15, 2000)
                 (3)(b)              333-45556      (3)(b)      -- By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
                 (3)(c)                 1-5611      (3)(c)      -- Restated Articles of Incorporation dated May 26, 2000, of
                                                                        Consumers (2000 Form 10-K)
                 (3)(d)                 1-5611      (3)(d)      -- By-Laws of Consumers. (1999 Form 10-K)
                 (3)(e)                 1-2921    3.01          -- Restated Certificate of Incorporation of Panhandle. (1999
                                                                        Form 10-K)
                 (3)(f)                 1-2921      (3)(f)      -- By-Laws of Panhandle. (1999 Form 10-K)
                 (4)(a)                2-65973   (b)(1)-4       -- Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                                                        Trust Company), as Trustee, including therein
                                                                        indentures supplemental thereto through the
                                                                        Forty-third Supplemental Indenture dated as of May 1,
                                                                        1979.
                                                                -- Indentures Supplemental thereto:
                                      33-41126      (4)(c)      -- 68th dated as of 06/15/93
                                        1-5611      (4)         -- 69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
                                        1-5611      (4)(a)      -- 70th dated as of 02/01/98 (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 71st dated as of 03/06/98 (1997 Form 10-K)
                                        1-5611      (4)(b)      -- 72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(d)      -- 73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
                                        1-5611      (4)(b)      -- 74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                                        1-5611      (4)(b)      -- 75th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611      (4)(d)      -- 77th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611       4(b)       -- 79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
                                        1-5611       4(a)(i)    -- 80th dated as of 3/22/02 (2001 Form 10-K)
                                        1-5611     4.6          -- 81st dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611     4.7          -- 82nd dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611       4(a)(i)    -- 83rd dated as of 9/26/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(ii)   -- 84th dated as of 12/11/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iii)  -- 85th dated as of 10/17/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iv)   -- 86th dated as of 11/25/02 (Consumers Energy 2002 Form 10-K)
                 (4)(c)                 1-5611      (4)(b)      -- Indenture dated as of January 1, 1996 between Consumers and
                                                                        The Bank of New York, as Trustee. (1995 Form 10-K)
                                                                -- Indentures Supplemental thereto:
                                        1-5611      (4)(b)      -- 1st dated as of 01/18/96 (1995 Form 10-K)
                                        1-5611      (4)(a)      -- 2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
                                        1-9513      (4)(a)      -- 3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
                 (4)(d)                 1-5611      (4)(c)      -- Indenture dated as of February 1, 1998 between Consumers and
                                                                        JPMorgan Chase (formerly "The Chase Manhattan Bank), as
                                                                        Trustee. (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(b)      -- 2nd dated as of 06/15/98
                                        1-5611      (4)(a)      -- 3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                 (4)(e)               33-47629   (4)(a)         -- Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4)            -- 1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)(a)         -- 2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)            -- 3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
                                    333-37241    (4)(a)         -- 4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
                                       1-9513    (4)(b)         -- 5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
                                       1-9513    (4)(d)         -- 6th dated as of 01/13/98 (1997 Form 10-K)
                                       1-9513    (4)(d)(i)      -- 7th dated as of 01/25/99 (1998 Form 10-K)
                                       1-9513    (4)(d)(ii)     -- 8th dated as of 02/03/99 (1998 Form 10-K)

                                       1-9513    (4)(a)         -- 9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
                                    333-48276    (4)            -- 10th dated as of 10/12/00 (Form S-3MEF filed October 19, 2000)
                                    333-58686    (4)               11th dated as of 03/29/01(Form S-8 filed April 11, 2001)
                                    333-51932    (4)(a)         -- 12th dated as of 07/02/01 (Form POS AM filed August 8, 2001)
                 (4)(f)                1-9513    (4)(b)         -- Indenture between CMS Energy and JPMorgan Chase (formerly
                                                                        "The Chase Manhattan Bank), as Trustee, dated as of
                                                                        January 15, 1994. (Form 8-K dated March 29, 1994)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4b)           -- 1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
                                       1-9513    (4)            -- 2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
                                       1-9513    (4)(a)(iv)     -- 3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
                                    333-36115    (4)(d)         -- 4th dated as of 09/17/97 (Form S-3 filed September 22, 1997)
                                    333-63229    (4)(c)         -- 5th dated as of 08/26/98 (Form S-4 filed September 10, 1998)
                                       1-9513    (4)            -- 6th dated as of 11/9/00  (3rd qtr 2000 Form 10-Q)
                                    333-74958    (4)(a)(viii)   -- Form of Seventh Indenture (Form S-3 filed December 12, 2001)
                 (4)(g)                1-9513    (4a)           -- Indenture dated as of June 1, 1997, between CMS Energy and
                                                                -- The Bank of New York, as trustee. (Form 8-K filed July 1,
                                                                        1997) Indentures Supplemental thereto:
                                       1-9513    (4)(b)         -- 1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
                                    333-45556    (4)(e)         -- 4th dated as of 08/22/00 (Form S-3 filed September 11, 2000)
                 (4)(h)                1-2921    (4)(a)         -- Indenture dated as of March 29, 1999, among CMS Panhandle
                                                                        Holding Company, Panhandle Eastern Pipe Line Company
                                                                        and NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
                                       1-2921    (4)(b)         -- 1st Supplemental Indenture dated as of March 29, 1999, among
                                                                        CMS Panhandle Holding Company, Panhandle Eastern Pipe
                                                                        Line Company and NBD Bank, as Trustee, including a
                                                                        form of Guarantee by Panhandle Eastern Pipe Line
                                                                        Company of the obligations of CMS Panhandle Holding
                                                                        Company. (1st qtr 1999 Form 10-Q)
                                       1-2921    (4)(a)         -- 2nd Supplemental Indenture dated as of March 27, 2000, among
                                                                        Panhandle, as Issuer and Bank One Trust Company,
                                                                        National Association, as Trustee, Pursuant to Item
                                                                        6.01(b)(4)(iii) of Regulation S-K, in lieu of filing
                                                                        a copy of such agreement, Panhandle agrees to furnish
                                                                        a copy of such agreement to the Commission upon
                                                                        request.
                 (4)(i)              33-58552    (4)            -- Indenture, dated as of February 1, 1993, between Panhandle
                                                                        And Morgan Guaranty Trust Company of New York. (Form
                                                                        S-3 filed February 19, 1993)
                 (4)(j)                1-9513     4.1           -- $295.8 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(k)                1-9513     4.2           -- $300 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(l)                1-5611     4.4           -- $250 million Revolving Credit Facility dated July 12, 2002 among Consumers, the Banks, and the Agent, all as
                                                                        defined therein (Form 8-K filed July 30, 2002)
                 (4)(m)                1-5611    (4)(m)         -- $155 million Term Loan Agreement dated October 17, 2002 among Consumers Energy, the Banks, the Administrative
                                                                        Agent and the Syndication Agent, all as defined
                                                                        therein. (Consumers Energy 2002 Form 10-K)
                 (4)(n)                1-5611    (4)(n)         -- $300 million Amended and Restated Term Loan Agreement dated
                                                                        September 26, 2002 among Consumers, the Banks and the
                                                                        Agent, all as defined therein. (Consumers Energy 2002
                                                                        Form 10-K)
                 (4)(o)                1-9513     4.9           -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy, Grantors and the Collateral Agent,
                                                                        all as defined therein (Form 8-K filed July 30, 2002)
                 (4)(p)                1-9513     4.11          -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy and the Collateral Agent, as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(q)                1-9513     4.12          -- Guaranty dated as of July 12, 2002 by the Guarantor in favor of the Lenders, all as defined therein (Form 8-K
                                                                        filed July 30, 2002)
                (10)(a)                1-9513    (10)(b)        -- Form of Employment Agreement entered into by CMS Energy's and Consumers' executive officers. (1999 Form 10-K)
                (10)(b)                1-9513    (10)(a)        -- Acknowledgement of Resignation between Tamela W. Pallas and
                                                                        CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
                (10)(c)                1-5611    (10)(g)        -- Consumers' Executive Stock Option and Stock Appreciation
                                                                        Rights Plan effective December 1, 1989. (1990 Form 10-K)
                (10)(d)                1-9513    (10)(b)        -- Employment, Separation and General Release Agreement between
                                                                        William T. McCormick and CMS Energy Corporation (3rd qtr
                                                                        2002 Form 10-Q)
                (10)(e)                1-9513    (10)(d)        -- CMS Energy's Performance Incentive Stock Plan effective
                                                                        February 3, 1988, as amended December 3, 1999. (1999 Form
                                                                        10-K)
                (10)(f)                1-9513    (10)(c)        -- Employment, Separation and General Release Agreement between
                                                                        Alan M. Wright and CMS Energy Corporation (3rd qtr 2002 Form
                                                                        10-Q)
                (10)(g)                1-5611    (10)(g)        -- Employment Agreement dated as of June 1, 2002 between
                                                                        Kenneth Whipple and CMS Energy Corporation (Consumers Energy
                                                                        2002 Form 10-K)
                (10)(h)                1-9513    (10)(m)        -- CMS Deferred Salary Savings Plan effective January 1, 1994.
                                                                        (1993 Form 10-K)
                (10)(i)                1-9513    (10)(n)        -- CMS Energy and Consumers Annual Executive Incentive
                                                                        Compensation Plan effective January 1, 1986, as amended
                                                                        January 1995. (1995 Form 10-K)
                (10)(j)                1-9513    (10)(h)        -- Supplemental Executive Retirement Plan for Employees of CMS
                                                                        Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)
                (10)(k)              33-37977     4.1           -- Senior Trust Indenture, Leasehold Mortgage and Security
                                                                        Agreement dated as of June 1, 1990 between The
                                                                        Connecticut National Bank and United States Trust
                                                                        Company of New York. (MCV Partnership) Indenture
                                                                        Supplemental thereto:
                                     33-37977     4.2           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(l)                1-9513    (28)(b)        -- Collateral Trust Indenture dated as of June 1, 1990 among
                                                                        Midland Funding Corporation I, MCV Partnership and
                                                                        United States Trust Company of New York, Trustee.
                                                                        (3rd qtr 1990 Form 10-Q)
                                                                   Indenture Supplemental thereto:
                                     33-37977     4.4           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(m)                1-9513    (10)(v)        -- Amended and Restated Investor Partner Tax Indemnification
                                                                        Agreement dated as of June 1, 1990 among Investor Partners,
                                                                        CMS Midland as Indemnitor and CMS Energy as Guarantor. (1990
                                                                        Form 10-K)
                (10)(n)                1-9513    (19)(d)**      -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to The Connecticut National Bank and Others. (1990
                                                                        Form 10-K)
                (10)(o)                1-9513    (10)(z)**      -- Indemnity Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to Midland Cogeneration Venture Limited Partnership.
                                                                        (1990 Form 10-K)
                (10)(p)                1-9513    (10)(aa)**     -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                       Energy to United States Trust Company of New York, Meridian
                                                                       Trust Company, each Subordinated Collateral Trust Trustee
                                                                       and Holders from time to time of Senior Bonds and
                                                                       Subordinated Bonds and Participants from time to time in

                                      149

                                                                        Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
                (10)(q)              33-37977    10.4           -- Amended and Restated Participation Agreement dated as of
                                                                        June 1, 1990 among MCV Partnership, Owner Participant, The
                                                                        Connecticut National Bank, United States Trust Company,
                                                                        Meridian Trust Company, Midland Funding Corporation I,
                                                                        Midland Funding Corporation II, MEC Development Corporation
                                                                        and Institutional Senior Bond Purchasers. (MCV Partnership)
                (10)(r)              33-37977    10.4           -- Power Purchase Agreement dated as of July 17, 1986 between
                                                                        MCV Partnership and Consumers. (MCV Partnership) Amendments
                                                                        thereto:
                                     33-37977    10.5           -- Amendment No. 1 dated September 10, 1987. (MCV Partnership)
                                     33-37977    10.6           -- Amendment No. 2 dated March 18, 1988. (MCV Partnership)
                                     33-37977    10.7           -- Amendment No. 3 dated August 28, 1989. (MCV Partnership)
                                     33-37977    10.8           -- Amendment No. 4A dated May 25, 1989. (MCV Partnership)
                (10)(s)                1-5611    (10)(y)        -- Unwind Agreement dated as of December 10, 1991 by and among
                                                                        CMS Energy, Midland Group, Ltd., Consumers, CMS Midland,
                                                                        Inc., MEC Development Corp. and CMS Midland Holdings
                                                                        Company. (1991 Form 10-K)
                (10)(t)                1-5611    (10)(z)        -- Stipulated AGE Release Amount Payment Agreement dated as of
                                                                        June 1, 1990, among CMS Energy, Consumers and The Dow
                                                                        Chemical Company. (1991 Form 10-K)
                (10)(u)                1-5611    (10)(aa)**     -- Parent Guaranty dated as of June 14, 1990 from CMS Energy to
                                                                        MCV, each of the Owner Trustees, the Indenture
                                                                        Trustees, the Owner Participants and the Initial
                                                                        Purchasers of Senior Bonds in the MCV Sale Leaseback
                                                                        transaction, and MEC Development. (1991 Form 10-K)
                (10)(v)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989, and Amendment, dated November 1, 1989.
                                                                        (1989 Form 10-K of PanEnergy Corp.)
                (10)(w)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
                (10)(x)                1-2921      10.03        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        September 1, 1993. (1993 Form 10-K)
                (10)(y)               1-09513      10.1         -- Stock Purchase Agreement by and among CMS Gas Transmission
                                                                        Company, AIG Highstar Capital, L.P., AIG Highstar II
                                                                        Funding Corp., Southern Union Panhandle Corp., dated
                                                                        as of December 21, 2002 (Form 8-K filed December 23, 2002)
                (12)                                            -- Statements regarding computation of CMS Energy's Ratio of
                                                                        Earnings to Fixed Charges.
                (16)                  1-09513      16.1         -- Letter from Arthur Anderson LLP to the Securities and
                                                                        Exchange Commission dated April 29, 2002 regarding change in certifying accountant (Form 8-K filed April 29, 2002)
                (21)                 69-00333                   -- Subsidiaries of CMS Energy. (Form U-3A-2/A filed April 15,
                                                                        2003).
                (23)(a)                                         -- Consent of Ernst & Young LLP.
                (23)(b)                                         -- Consent of PricewaterhouseCoopers LLP.
                (23)(c)                                         -- Consent of Price Waterhouse.
                 99(a)                1-09513      99(a)        -- Financial Statements for Midland Cogeneration Venture
                                                                        Limited Partnership for the year ended December 31, 2000,
                                                                        2001, and 2002.
                 99(b)                                          -- Financial statements for Jorf Lasfar for the years ended
                                                                        December 31, 2000, 2001, and 2002.
                 99(c)                                          -- CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


           Schedule II Valuation and Qualifying Accounts and Reserves
                              2002, 2001 and 2000:

                           CMS Energy Corporation 153

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

                             CMS ENERGY CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                              BALANCE AT      CHARGED    CHARGED TO                     BALANCE
                                                               BEGINNING        TO          OTHER                       AT END
                              DESCRIPTION                      OF PERIOD      EXPENSE     ACCOUNTS      DEDUCTIONS     OF PERIOD
                              -----------                      ---------      -------     --------      ----------     ---------
                                                                                        (IN MILLIONS)
           Accumulated provision for uncollectible accounts:
             2002.........................................      $   14        $   18       $    1         $   17(a)     $   16
             2001.........................................      $    8        $   20       $   --         $   14(a)     $   14
             2000.........................................      $   12        $   19       $   (5)        $   18(a)     $    8

----------

(a) Accounts receivable written off including net uncollectible amounts of $15 in 2002, $12 in 2001, and $14 in 2000 charged directly to operating expense and credited to accounts receivable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CMS ENERGY CORPORATION
                                                      (Registrant)


Dated:  June 26, 2003                 By:          /s/ Thomas J. Webb
                                         ---------------------------------------
                                                      Thomas J. Webb
                                               Executive Vice President and
                                                   Chief Financial Officer

                        CERTIFICATION OF KENNETH WHIPPLE


I, Kenneth Whipple, certify that:

      1. I have reviewed this annual report on Form 10-K/A of CMS Energy Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  June 26, 2003                By:         /s/ Kenneth Whipple
                                        ----------------------------------------
                                                   Kenneth Whipple
                                              Chairman of the Board and
                                              Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB


I, Thomas J. Webb, certify that:

      1. I have reviewed this annual report on Form 10-K/A of CMS Energy Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  June 26, 2003                By:           /s/ Thomas J. Webb
                                        ----------------------------------------
                                                      Thomas J. Webb
                                               Executive Vice President and
                                                 Chief Financial Officer

                           CMS ENERGY EXHIBITS INDEX

                                       PREVIOUSLY FILED
                               --------------------------------
                                  WITH FILE        AS EXHIBIT
                EXHIBITS           NUMBER            NUMBER                                 DESCRIPTION
              ------------    ---------------  ----------------    -----------------------------------------------------------
                 (3)(a)              333-51932      (3)(a)      -- Restated Articles of Incorporation of CMS Energy. (Form S-3
                                                                        filed December 15, 2000)
                 (3)(b)              333-45556      (3)(b)      -- By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
                 (3)(c)                 1-5611      (3)(c)      -- Restated Articles of Incorporation dated May 26, 2000, of
                                                                        Consumers (2000 Form 10-K)
                 (3)(d)                 1-5611      (3)(d)      -- By-Laws of Consumers. (1999 Form 10-K)
                 (3)(e)                 1-2921    3.01          -- Restated Certificate of Incorporation of Panhandle. (1999
                                                                        Form 10-K)
                 (3)(f)                 1-2921      (3)(f)      -- By-Laws of Panhandle. (1999 Form 10-K)
                 (4)(a)                2-65973   (b)(1)-4       -- Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                                                        Trust Company), as Trustee, including therein
                                                                        indentures supplemental thereto through the
                                                                        Forty-third Supplemental Indenture dated as of May 1,
                                                                        1979.
                                                                -- Indentures Supplemental thereto:
                                      33-41126      (4)(c)      -- 68th dated as of 06/15/93
                                        1-5611      (4)         -- 69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
                                        1-5611      (4)(a)      -- 70th dated as of 02/01/98 (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 71st dated as of 03/06/98 (1997 Form 10-K)
                                        1-5611      (4)(b)      -- 72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(d)      -- 73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
                                        1-5611      (4)(b)      -- 74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                                        1-5611      (4)(b)      -- 75th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611      (4)(d)      -- 77th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611       4(b)       -- 79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
                                        1-5611       4(a)(i)    -- 80th dated as of 3/22/02 (2001 Form 10-K)
                                        1-5611     4.6          -- 81st dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611     4.7          -- 82nd dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611       4(a)(i)    -- 83rd dated as of 9/26/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(ii)   -- 84th dated as of 12/11/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iii)  -- 85th dated as of 10/17/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iv)   -- 86th dated as of 11/25/02 (Consumers Energy 2002 Form 10-K)
                 (4)(c)                 1-5611      (4)(b)      -- Indenture dated as of January 1, 1996 between Consumers and
                                                                        The Bank of New York, as Trustee. (1995 Form 10-K)
                                                                -- Indentures Supplemental thereto:
                                        1-5611      (4)(b)      -- 1st dated as of 01/18/96 (1995 Form 10-K)
                                        1-5611      (4)(a)      -- 2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
                                        1-9513      (4)(a)      -- 3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
                 (4)(d)                 1-5611      (4)(c)      -- Indenture dated as of February 1, 1998 between Consumers and
                                                                        JPMorgan Chase (formerly "The Chase Manhattan Bank), as
                                                                        Trustee. (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(b)      -- 2nd dated as of 06/15/98
                                        1-5611      (4)(a)      -- 3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                 (4)(e)               33-47629   (4)(a)         -- Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4)            -- 1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)(a)         -- 2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)            -- 3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
                                    333-37241    (4)(a)         -- 4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
                                       1-9513    (4)(b)         -- 5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
                                       1-9513    (4)(d)         -- 6th dated as of 01/13/98 (1997 Form 10-K)
                                       1-9513    (4)(d)(i)      -- 7th dated as of 01/25/99 (1998 Form 10-K)
                                       1-9513    (4)(d)(ii)     -- 8th dated as of 02/03/99 (1998 Form 10-K)

                                       1-9513    (4)(a)         -- 9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
                                    333-48276    (4)            -- 10th dated as of 10/12/00 (Form S-3MEF filed October 19, 2000)
                                    333-58686    (4)               11th dated as of 03/29/01(Form S-8 filed April 11, 2001)
                                    333-51932    (4)(a)         -- 12th dated as of 07/02/01 (Form POS AM filed August 8, 2001)
                 (4)(f)                1-9513    (4)(b)         -- Indenture between CMS Energy and JPMorgan Chase (formerly
                                                                        "The Chase Manhattan Bank), as Trustee, dated as of
                                                                        January 15, 1994. (Form 8-K dated March 29, 1994)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4b)           -- 1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
                                       1-9513    (4)            -- 2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
                                       1-9513    (4)(a)(iv)     -- 3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
                                    333-36115    (4)(d)         -- 4th dated as of 09/17/97 (Form S-3 filed September 22, 1997)
                                    333-63229    (4)(c)         -- 5th dated as of 08/26/98 (Form S-4 filed September 10, 1998)
                                       1-9513    (4)            -- 6th dated as of 11/9/00  (3rd qtr 2000 Form 10-Q)
                                    333-74958    (4)(a)(viii)   -- Form of Seventh Indenture (Form S-3 filed December 12, 2001)
                 (4)(g)                1-9513    (4a)           -- Indenture dated as of June 1, 1997, between CMS Energy and
                                                                -- The Bank of New York, as trustee. (Form 8-K filed July 1,
                                                                        1997) Indentures Supplemental thereto:
                                       1-9513    (4)(b)         -- 1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
                                    333-45556    (4)(e)         -- 4th dated as of 08/22/00 (Form S-3 filed September 11, 2000)
                 (4)(h)                1-2921    (4)(a)         -- Indenture dated as of March 29, 1999, among CMS Panhandle
                                                                        Holding Company, Panhandle Eastern Pipe Line Company
                                                                        and NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
                                       1-2921    (4)(b)         -- 1st Supplemental Indenture dated as of March 29, 1999, among
                                                                        CMS Panhandle Holding Company, Panhandle Eastern Pipe
                                                                        Line Company and NBD Bank, as Trustee, including a
                                                                        form of Guarantee by Panhandle Eastern Pipe Line
                                                                        Company of the obligations of CMS Panhandle Holding
                                                                        Company. (1st qtr 1999 Form 10-Q)
                                       1-2921    (4)(a)         -- 2nd Supplemental Indenture dated as of March 27, 2000, among
                                                                        Panhandle, as Issuer and Bank One Trust Company,
                                                                        National Association, as Trustee, Pursuant to Item
                                                                        6.01(b)(4)(iii) of Regulation S-K, in lieu of filing
                                                                        a copy of such agreement, Panhandle agrees to furnish
                                                                        a copy of such agreement to the Commission upon
                                                                        request.
                 (4)(i)              33-58552    (4)            -- Indenture, dated as of February 1, 1993, between Panhandle
                                                                        And Morgan Guaranty Trust Company of New York. (Form
                                                                        S-3 filed February 19, 1993)
                 (4)(j)                1-9513     4.1           -- $295.8 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(k)                1-9513     4.2           -- $300 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(l)                1-5611     4.4           -- $250 million Revolving Credit Facility dated July 12, 2002 among Consumers, the Banks, and the Agent, all as
                                                                        defined therein (Form 8-K filed July 30, 2002)
                 (4)(m)                1-5611    (4)(m)         -- $155 million Term Loan Agreement dated October 17, 2002 among Consumers Energy, the Banks, the Administrative
                                                                        Agent and the Syndication Agent, all as defined
                                                                        therein. (Consumers Energy 2002 Form 10-K)
                 (4)(n)                1-5611    (4)(n)         -- $300 million Amended and Restated Term Loan Agreement dated
                                                                        September 26, 2002 among Consumers, the Banks and the
                                                                        Agent, all as defined therein. (Consumers Energy 2002
                                                                        Form 10-K)
                 (4)(o)                1-9513     4.9           -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy, Grantors and the Collateral Agent,
                                                                        all as defined therein (Form 8-K filed July 30, 2002)
                 (4)(p)                1-9513     4.11          -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy and the Collateral Agent, as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(q)                1-9513     4.12          -- Guaranty dated as of July 12, 2002 by the Guarantor in favor of the Lenders, all as defined therein (Form 8-K
                                                                        filed July 30, 2002)
                (10)(a)                1-9513    (10)(b)        -- Form of Employment Agreement entered into by CMS Energy's and Consumers' executive officers. (1999 Form 10-K)
                (10)(b)                1-9513    (10)(a)        -- Acknowledgement of Resignation between Tamela W. Pallas and
                                                                        CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
                (10)(c)                1-5611    (10)(g)        -- Consumers' Executive Stock Option and Stock Appreciation
                                                                        Rights Plan effective December 1, 1989. (1990 Form 10-K)
                (10)(d)                1-9513    (10)(b)        -- Employment, Separation and General Release Agreement between
                                                                        William T. McCormick and CMS Energy Corporation (3rd qtr
                                                                        2002 Form 10-Q)
                (10)(e)                1-9513    (10)(d)        -- CMS Energy's Performance Incentive Stock Plan effective
                                                                        February 3, 1988, as amended December 3, 1999. (1999 Form
                                                                        10-K)
                (10)(f)                1-9513    (10)(c)        -- Employment, Separation and General Release Agreement between
                                                                        Alan M. Wright and CMS Energy Corporation (3rd qtr 2002 Form
                                                                        10-Q)
                (10)(g)                1-5611    (10)(g)        -- Employment Agreement dated as of June 1, 2002 between
                                                                        Kenneth Whipple and CMS Energy Corporation (Consumers Energy
                                                                        2002 Form 10-K)
                (10)(h)                1-9513    (10)(m)        -- CMS Deferred Salary Savings Plan effective January 1, 1994.
                                                                        (1993 Form 10-K)
                (10)(i)                1-9513    (10)(n)        -- CMS Energy and Consumers Annual Executive Incentive
                                                                        Compensation Plan effective January 1, 1986, as amended
                                                                        January 1995. (1995 Form 10-K)
                (10)(j)                1-9513    (10)(h)        -- Supplemental Executive Retirement Plan for Employees of CMS
                                                                        Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)
                (10)(k)              33-37977     4.1           -- Senior Trust Indenture, Leasehold Mortgage and Security
                                                                        Agreement dated as of June 1, 1990 between The
                                                                        Connecticut National Bank and United States Trust
                                                                        Company of New York. (MCV Partnership) Indenture
                                                                        Supplemental thereto:
                                     33-37977     4.2           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(l)                1-9513    (28)(b)        -- Collateral Trust Indenture dated as of June 1, 1990 among
                                                                        Midland Funding Corporation I, MCV Partnership and
                                                                        United States Trust Company of New York, Trustee.
                                                                        (3rd qtr 1990 Form 10-Q)
                                                                   Indenture Supplemental thereto:
                                     33-37977     4.4           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(m)                1-9513    (10)(v)        -- Amended and Restated Investor Partner Tax Indemnification
                                                                        Agreement dated as of June 1, 1990 among Investor Partners,
                                                                        CMS Midland as Indemnitor and CMS Energy as Guarantor. (1990
                                                                        Form 10-K)
                (10)(n)                1-9513    (19)(d)**      -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to The Connecticut National Bank and Others. (1990
                                                                        Form 10-K)
                (10)(o)                1-9513    (10)(z)**      -- Indemnity Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to Midland Cogeneration Venture Limited Partnership.
                                                                        (1990 Form 10-K)
                (10)(p)                1-9513    (10)(aa)**     -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                       Energy to United States Trust Company of New York, Meridian
                                                                       Trust Company, each Subordinated Collateral Trust Trustee
                                                                       and Holders from time to time of Senior Bonds and
                                                                       Subordinated Bonds and Participants from time to time in


                                                                        Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
                (10)(q)              33-37977    10.4           -- Amended and Restated Participation Agreement dated as of
                                                                        June 1, 1990 among MCV Partnership, Owner Participant, The
                                                                        Connecticut National Bank, United States Trust Company,
                                                                        Meridian Trust Company, Midland Funding Corporation I,
                                                                        Midland Funding Corporation II, MEC Development Corporation
                                                                        and Institutional Senior Bond Purchasers. (MCV Partnership)
                (10)(r)              33-37977    10.4           -- Power Purchase Agreement dated as of July 17, 1986 between
                                                                        MCV Partnership and Consumers. (MCV Partnership) Amendments
                                                                        thereto:
                                     33-37977    10.5           -- Amendment No. 1 dated September 10, 1987. (MCV Partnership)
                                     33-37977    10.6           -- Amendment No. 2 dated March 18, 1988. (MCV Partnership)
                                     33-37977    10.7           -- Amendment No. 3 dated August 28, 1989. (MCV Partnership)
                                     33-37977    10.8           -- Amendment No. 4A dated May 25, 1989. (MCV Partnership)
                (10)(s)                1-5611    (10)(y)        -- Unwind Agreement dated as of December 10, 1991 by and among
                                                                        CMS Energy, Midland Group, Ltd., Consumers, CMS Midland,
                                                                        Inc., MEC Development Corp. and CMS Midland Holdings
                                                                        Company. (1991 Form 10-K)
                (10)(t)                1-5611    (10)(z)        -- Stipulated AGE Release Amount Payment Agreement dated as of
                                                                        June 1, 1990, among CMS Energy, Consumers and The Dow
                                                                        Chemical Company. (1991 Form 10-K)
                (10)(u)                1-5611    (10)(aa)**     -- Parent Guaranty dated as of June 14, 1990 from CMS Energy to
                                                                        MCV, each of the Owner Trustees, the Indenture
                                                                        Trustees, the Owner Participants and the Initial
                                                                        Purchasers of Senior Bonds in the MCV Sale Leaseback
                                                                        transaction, and MEC Development. (1991 Form 10-K)
                (10)(v)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989, and Amendment, dated November 1, 1989.
                                                                        (1989 Form 10-K of PanEnergy Corp.)
                (10)(w)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
                (10)(x)                1-2921      10.03        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        September 1, 1993. (1993 Form 10-K)
                (10)(y)               1-09513      10.1         -- Stock Purchase Agreement by and among CMS Gas Transmission
                                                                        Company, AIG Highstar Capital, L.P., AIG Highstar II
                                                                        Funding Corp., Southern Union Panhandle Corp., dated
                                                                        as of December 21, 2002 (Form 8-K filed December 23, 2002)
                (12)                                            -- Statements regarding computation of CMS Energy's Ratio of
                                                                        Earnings to Fixed Charges.
                (16)                  1-09513      16.1         -- Letter from Arthur Anderson LLP to the Securities and
                                                                        Exchange Commission dated April 29, 2002 regarding change in certifying accountant (Form 8-K filed April 29, 2002)
                (21)                 69-00333                   -- Subsidiaries of CMS Energy. (Form U-3A-2/A filed April 15,
                                                                        2003).
                (23)(a)                                         -- Consent of Ernst & Young LLP.
                (23)(b)                                         -- Consent of PricewaterhouseCoopers LLP.
                (23)(c)                                         -- Consent of Price Waterhouse.
                 99(a)                1-09513      99(a)        -- Financial Statements for Midland Cogeneration Venture
                                                                        Limited Partnership for the year ended December 31, 2000,
                                                                        2001, and 2002.
                 99(b)                                          -- Financial statements for Jorf Lasfar for the years ended
                                                                        December 31, 2000, 2001, and 2002.
                 99(c)                                          -- CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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