Form 10-K/A
period 2002-12-31
CMS ENERGY CORP
filed 2003-07-01
CIK 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                              EXPLANATORY NOTE TWO

This form 10k/A Amendment Number Two is filed expressly for the purpose of including the complete exhibit 99(b), the financial statements for Jorf Lasfar for the years ended December 31, 2000, 2001 and 2002, and a complete list of CMS Energy exhibits in Part IV item 15(c).

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

                           CMS ENERGY EXHIBITS INDEX

                                       PREVIOUSLY FILED
                               --------------------------------
                                  WITH FILE        AS EXHIBIT
                EXHIBITS           NUMBER            NUMBER                                 DESCRIPTION
              ------------    ---------------  ----------------    -----------------------------------------------------------
                 (3)(a)              333-51932      (3)(a)      -- Restated Articles of Incorporation of CMS Energy. (Form S-3
                                                                        filed December 15, 2000)
                 (3)(b)              333-45556      (3)(b)      -- By-Laws of CMS Energy. (Form S-3 filed September 11, 2000)
                 (3)(c)                 1-5611      (3)(c)      -- Restated Articles of Incorporation dated May 26, 2000, of
                                                                        Consumers (2000 Form 10-K)
                 (3)(d)                 1-5611      (3)(d)      -- By-Laws of Consumers. (1999 Form 10-K)
                 (3)(e)                 1-2921    3.01          -- Restated Certificate of Incorporation of Panhandle. (1999
                                                                        Form 10-K)
                 (3)(f)                 1-2921      (3)(f)      -- By-Laws of Panhandle. (1999 Form 10-K)
                 (4)(a)                2-65973   (b)(1)-4       -- Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover
                                                                        Trust Company), as Trustee, including therein
                                                                        indentures supplemental thereto through the
                                                                        Forty-third Supplemental Indenture dated as of May 1,
                                                                        1979.
                                                                -- Indentures Supplemental thereto:
                                      33-41126      (4)(c)      -- 68th dated as of 06/15/93
                                        1-5611      (4)         -- 69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
                                        1-5611      (4)(a)      -- 70th dated as of 02/01/98 (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 71st dated as of 03/06/98 (1997 Form 10-K)
                                        1-5611      (4)(b)      -- 72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(d)      -- 73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
                                        1-5611      (4)(b)      -- 74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                                        1-5611      (4)(b)      -- 75th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611      (4)(d)      -- 77th dated as of 10/1/99 (1999 Form 10-K)
                                        1-5611       4(b)       -- 79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
                                        1-5611       4(a)(i)    -- 80th dated as of 3/22/02 (2001 Form 10-K)
                                        1-5611     4.6          -- 81st dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611     4.7          -- 82nd dated as of 7/12//02 (Form 8-K dated July 30, 2002)
                                        1-5611       4(a)(i)    -- 83rd dated as of 9/26/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(ii)   -- 84th dated as of 12/11/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iii)  -- 85th dated as of 10/17/02 (Consumers Energy 2002 Form 10-K)
                                        1-5611       4(a)(iv)   -- 86th dated as of 11/25/02 (Consumers Energy 2002 Form 10-K)
                 (4)(c)                 1-5611      (4)(b)      -- Indenture dated as of January 1, 1996 between Consumers and
                                                                        The Bank of New York, as Trustee. (1995 Form 10-K)
                                                                -- Indentures Supplemental thereto:
                                        1-5611      (4)(b)      -- 1st dated as of 01/18/96 (1995 Form 10-K)
                                        1-5611      (4)(a)      -- 2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
                                        1-9513      (4)(a)      -- 3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
                 (4)(d)                 1-5611      (4)(c)      -- Indenture dated as of February 1, 1998 between Consumers and
                                                                        JPMorgan Chase (formerly "The Chase Manhattan Bank), as
                                                                        Trustee. (1997 Form 10-K)
                                        1-5611      (4)(a)      -- 1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                                     333-58943      (4)(b)      -- 2nd dated as of 06/15/98
                                        1-5611      (4)(a)      -- 3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                 (4)(e)               33-47629   (4)(a)         -- Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee. (Form S-3 filed May 1, 1992)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4)            -- 1st dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)(a)         -- 2nd dated as of 10/01/92 (Form 8-K dated October 1, 1992)
                                       1-9513    (4)            -- 3rd dated as of 05/06/97 (1st qtr 1997 Form 10-Q)
                                    333-37241    (4)(a)         -- 4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)
                                       1-9513    (4)(b)         -- 5th dated as of 11/04/97 (3rd qtr 1997 Form 10-Q)
                                       1-9513    (4)(d)         -- 6th dated as of 01/13/98 (1997 Form 10-K)
                                       1-9513    (4)(d)(i)      -- 7th dated as of 01/25/99 (1998 Form 10-K)
                                       1-9513    (4)(d)(ii)     -- 8th dated as of 02/03/99 (1998 Form 10-K)

                                       1-9513    (4)(a)         -- 9th dated as of 06/22/99 (2nd qtr 1999 Form 10-Q)
                                    333-48276    (4)            -- 10th dated as of 10/12/00 (Form S-3MEF filed October 19, 2000)
                                    333-58686    (4)               11th dated as of 03/29/01(Form S-8 filed April 11, 2001)
                                    333-51932    (4)(a)         -- 12th dated as of 07/02/01 (Form POS AM filed August 8, 2001)
                 (4)(f)                1-9513    (4)(b)         -- Indenture between CMS Energy and JPMorgan Chase (formerly
                                                                        "The Chase Manhattan Bank), as Trustee, dated as of
                                                                        January 15, 1994. (Form 8-K dated March 29, 1994)
                                                                -- Indentures Supplemental thereto:
                                       1-9513    (4b)           -- 1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
                                       1-9513    (4)            -- 2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
                                       1-9513    (4)(a)(iv)     -- 3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
                                    333-36115    (4)(d)         -- 4th dated as of 09/17/97 (Form S-3 filed September 22, 1997)
                                    333-63229    (4)(c)         -- 5th dated as of 08/26/98 (Form S-4 filed September 10, 1998)
                                       1-9513    (4)            -- 6th dated as of 11/9/00  (3rd qtr 2000 Form 10-Q)
                                    333-74958    (4)(a)(viii)   -- Form of Seventh Indenture (Form S-3 filed December 12, 2001)
                 (4)(g)                1-9513    (4a)           -- Indenture dated as of June 1, 1997, between CMS Energy and
                                                                -- The Bank of New York, as trustee. (Form 8-K filed July 1,
                                                                        1997) Indentures Supplemental thereto:
                                       1-9513    (4)(b)         -- 1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
                                    333-45556    (4)(e)         -- 4th dated as of 08/22/00 (Form S-3 filed September 11, 2000)
                 (4)(h)                1-2921    (4)(a)         -- Indenture dated as of March 29, 1999, among CMS Panhandle
                                                                        Holding Company, Panhandle Eastern Pipe Line Company
                                                                        and NBD Bank, as Trustee. (1st Qtr. 1999 10-Q)
                                       1-2921    (4)(b)         -- 1st Supplemental Indenture dated as of March 29, 1999, among
                                                                        CMS Panhandle Holding Company, Panhandle Eastern Pipe
                                                                        Line Company and NBD Bank, as Trustee, including a
                                                                        form of Guarantee by Panhandle Eastern Pipe Line
                                                                        Company of the obligations of CMS Panhandle Holding
                                                                        Company. (1st qtr 1999 Form 10-Q)
                                       1-2921    (4)(a)         -- 2nd Supplemental Indenture dated as of March 27, 2000, among
                                                                        Panhandle, as Issuer and Bank One Trust Company,
                                                                        National Association, as Trustee, Pursuant to Item
                                                                        6.01(b)(4)(iii) of Regulation S-K, in lieu of filing
                                                                        a copy of such agreement, Panhandle agrees to furnish
                                                                        a copy of such agreement to the Commission upon
                                                                        request.
                 (4)(i)              33-58552    (4)            -- Indenture, dated as of February 1, 1993, between Panhandle
                                                                        And Morgan Guaranty Trust Company of New York. (Form
                                                                        S-3 filed February 19, 1993)
                 (4)(j)                1-9513     4.1           -- $295.8 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(k)                1-9513     4.2           -- $300 million Revolving Credit Facility dated July 12, 2002 among CMS Energy, the Banks, the Administrative
                                                                        Agent, the Collateral Agent, the Co-Syndication
                                                                        Agents, the Documentation Agents, all as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(l)                1-5611     4.4           -- $250 million Revolving Credit Facility dated July 12, 2002 among Consumers, the Banks, and the Agent, all as
                                                                        defined therein (Form 8-K filed July 30, 2002)
                 (4)(m)                1-5611    (4)(m)         -- $155 million Term Loan Agreement dated October 17, 2002 among Consumers Energy, the Banks, the Administrative
                                                                        Agent and the Syndication Agent, all as defined
                                                                        therein. (Consumers Energy 2002 Form 10-K)
                 (4)(n)                1-5611    (4)(n)         -- $300 million Amended and Restated Term Loan Agreement dated
                                                                        September 26, 2002 among Consumers, the Banks and the
                                                                        Agent, all as defined therein. (Consumers Energy 2002
                                                                        Form 10-K)
                 (4)(o)                1-9513     4.9           -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy, Grantors and the Collateral Agent,
                                                                        all as defined therein (Form 8-K filed July 30, 2002)
                 (4)(p)                1-9513     4.11          -- Pledge and Security Agreement dated as of July 12, 2002 among CMS Energy and the Collateral Agent, as defined
                                                                        therein (Form 8-K filed July 30, 2002)
                 (4)(q)                1-9513     4.12          -- Guaranty dated as of July 12, 2002 by the Guarantor in favor of the Lenders, all as defined therein (Form 8-K
                                                                        filed July 30, 2002)
                (10)(a)                1-9513    (10)(b)        -- Form of Employment Agreement entered into by CMS Energy's and Consumers' executive officers. (1999 Form 10-K)
                (10)(b)                1-9513    (10)(a)        -- Acknowledgement of Resignation between Tamela W. Pallas and
                                                                        CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
                (10)(c)                1-5611    (10)(g)        -- Consumers' Executive Stock Option and Stock Appreciation
                                                                        Rights Plan effective December 1, 1989. (1990 Form 10-K)
                (10)(d)                1-9513    (10)(b)        -- Employment, Separation and General Release Agreement between
                                                                        William T. McCormick and CMS Energy Corporation (3rd qtr
                                                                        2002 Form 10-Q)
                (10)(e)                1-9513    (10)(d)        -- CMS Energy's Performance Incentive Stock Plan effective
                                                                        February 3, 1988, as amended December 3, 1999. (1999 Form
                                                                        10-K)
                (10)(f)                1-9513    (10)(c)        -- Employment, Separation and General Release Agreement between
                                                                        Alan M. Wright and CMS Energy Corporation (3rd qtr 2002 Form
                                                                        10-Q)
                (10)(g)                1-5611    (10)(g)        -- Employment Agreement dated as of June 1, 2002 between
                                                                        Kenneth Whipple and CMS Energy Corporation (Consumers Energy
                                                                        2002 Form 10-K)
                (10)(h)                1-9513    (10)(m)        -- CMS Deferred Salary Savings Plan effective January 1, 1994.
                                                                        (1993 Form 10-K)
                (10)(i)                1-9513    (10)(n)        -- CMS Energy and Consumers Annual Executive Incentive
                                                                        Compensation Plan effective January 1, 1986, as amended
                                                                        January 1995. (1995 Form 10-K)
                (10)(j)                1-9513    (10)(h)        -- Supplemental Executive Retirement Plan for Employees of CMS
                                                                        Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)
                (10)(k)              33-37977     4.1           -- Senior Trust Indenture, Leasehold Mortgage and Security
                                                                        Agreement dated as of June 1, 1990 between The
                                                                        Connecticut National Bank and United States Trust
                                                                        Company of New York. (MCV Partnership) Indenture
                                                                        Supplemental thereto:
                                     33-37977     4.2           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(l)                1-9513    (28)(b)        -- Collateral Trust Indenture dated as of June 1, 1990 among
                                                                        Midland Funding Corporation I, MCV Partnership and
                                                                        United States Trust Company of New York, Trustee.
                                                                        (3rd qtr 1990 Form 10-Q)
                                                                   Indenture Supplemental thereto:
                                     33-37977     4.4           -- Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
                (10)(m)                1-9513    (10)(v)        -- Amended and Restated Investor Partner Tax Indemnification
                                                                        Agreement dated as of June 1, 1990 among Investor Partners,
                                                                        CMS Midland as Indemnitor and CMS Energy as Guarantor. (1990
                                                                        Form 10-K)
                (10)(n)                1-9513    (19)(d)**      -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to The Connecticut National Bank and Others. (1990
                                                                        Form 10-K)
                (10)(o)                1-9513    (10)(z)**      -- Indemnity Agreement dated as of June 1, 1990 made by CMS
                                                                        Energy to Midland Cogeneration Venture Limited Partnership.
                                                                        (1990 Form 10-K)
                (10)(p)                1-9513    (10)(aa)**     -- Environmental Agreement dated as of June 1, 1990 made by CMS
                                                                       Energy to United States Trust Company of New York, Meridian
                                                                       Trust Company, each Subordinated Collateral Trust Trustee
                                                                       and Holders from time to time of Senior Bonds and
                                                                       Subordinated Bonds and Participants from time to time in


                                                                        Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
                (10)(q)              33-37977    10.4           -- Amended and Restated Participation Agreement dated as of
                                                                        June 1, 1990 among MCV Partnership, Owner Participant, The
                                                                        Connecticut National Bank, United States Trust Company,
                                                                        Meridian Trust Company, Midland Funding Corporation I,
                                                                        Midland Funding Corporation II, MEC Development Corporation
                                                                        and Institutional Senior Bond Purchasers. (MCV Partnership)
                (10)(r)              33-37977    10.4           -- Power Purchase Agreement dated as of July 17, 1986 between
                                                                        MCV Partnership and Consumers. (MCV Partnership) Amendments
                                                                        thereto:
                                     33-37977    10.5           -- Amendment No. 1 dated September 10, 1987. (MCV Partnership)
                                     33-37977    10.6           -- Amendment No. 2 dated March 18, 1988. (MCV Partnership)
                                     33-37977    10.7           -- Amendment No. 3 dated August 28, 1989. (MCV Partnership)
                                     33-37977    10.8           -- Amendment No. 4A dated May 25, 1989. (MCV Partnership)
                (10)(s)                1-5611    (10)(y)        -- Unwind Agreement dated as of December 10, 1991 by and among
                                                                        CMS Energy, Midland Group, Ltd., Consumers, CMS Midland,
                                                                        Inc., MEC Development Corp. and CMS Midland Holdings
                                                                        Company. (1991 Form 10-K)
                (10)(t)                1-5611    (10)(z)        -- Stipulated AGE Release Amount Payment Agreement dated as of
                                                                        June 1, 1990, among CMS Energy, Consumers and The Dow
                                                                        Chemical Company. (1991 Form 10-K)
                (10)(u)                1-5611    (10)(aa)**     -- Parent Guaranty dated as of June 14, 1990 from CMS Energy to
                                                                        MCV, each of the Owner Trustees, the Indenture
                                                                        Trustees, the Owner Participants and the Initial
                                                                        Purchasers of Senior Bonds in the MCV Sale Leaseback
                                                                        transaction, and MEC Development. (1991 Form 10-K)
                (10)(v)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989, and Amendment, dated November 1, 1989.
                                                                        (1989 Form 10-K of PanEnergy Corp.)
                (10)(w)                1-8157      10.41        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        November 1, 1989. (1991 Form 10-K of PanEnergy Corp.)
                (10)(x)                1-2921      10.03        -- Contract for Firm Transportation of Natural Gas between
                                                                        Consumers Power Company and Trunkline Gas Company, dated
                                                                        September 1, 1993. (1993 Form 10-K)
                (10)(y)               1-09513      10.1         -- Stock Purchase Agreement by and among CMS Gas Transmission
                                                                        Company, AIG Highstar Capital, L.P., AIG Highstar II
                                                                        Funding Corp., Southern Union Panhandle Corp., dated
                                                                        as of December 21, 2002 (Form 8-K filed December 23, 2002)
                (11)                  1-09513      11           -- Statements regarding CMS Energy's Computation of Earnings Per
                                                                        Share
                (12)                                            -- Statements regarding computation of CMS Energy's Ratio of
                                                                        Earnings to Fixed Charges.
                (16)                  1-09513      16.1         -- Letter from Arthur Anderson LLP to the Securities and
                                                                        Exchange Commission dated April 29, 2002 regarding change in certifying accountant (Form 8-K filed April 29, 2002)
                (21)                 69-00333                   -- Subsidiaries of CMS Energy. (Form U-3A-2/A filed April 15,
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