Form 10-Q/A
period 2002-09-30
CMS ENERGY CORP
filed 2003-07-23
CIK 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

Number of shares outstanding of the issuer's class of common stock at October 31, 2002:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                           144,086,749

================================================================================

                             CMS ENERGY CORPORATION


              QUARTERLY REPORT ON FORM 10-Q/A TO THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                Explanatory Note

This Form 10-Q/A amends CMS Energy's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which was filed with the SEC on November 14, 2002. As discussed below, CMS Energy's consolidated financial statements for the quarterly periods ending September 30, 2002 and 2001 have been restated, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as, completion of its restatement of the consolidated financial statements for the quarters of 2002 and 2001.

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

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, CMS Energy announced that it would restate its consolidated financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form a Special Committee to investigate these trades. Following this announcement, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that it would be unable to give an opinion on CMS Energy's restated financial statements when they were completed. Arthur Andersen's reports on CMS Energy's, Consumers', and Panhandle's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse or disclaimer of opinion, nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

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

In connection with Ernst & Young's re-audit of the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has made, in consultation with Ernst & Young, certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the quarters of 2001, the years ended December 31, 2001 and 2000, and the quarters of 2002 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, CMS Energy believed such accounting was appropriate under accounting principles generally accepted in the United States. The primary restated items: 1) adjust the timing of the recognition of Consumers' losses for underrecoveries of power costs on power purchases from the MCV; 2) account for Consumers' new headquarters building as a capital lease; 3) reverse a 2001 charge associated with the DIG complex; 4) eliminate mark-to-market gains and losses on inter-book and intercompany transactions at CMS MST; 5) record adjustments associated with account reconciliations at CMS MST; 6) reverse deferred income tax benefits recorded in association with the write-down of certain foreign investments; 7) record an additional write-down of system-balancing gas at Panhandle; 8) change the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business; and 9) change the accounting treatment for CMS Energy's financing of its methanol plant.

In addition to restatements related to the re-audit, goodwill write-downs of $616 million ($379 million, net of tax) were reflected in discontinued operations retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142 (see Note 4, Goodwill).

A summary of the principal effects of the restatement on CMS Energy's consolidated financial statements for the quarterly periods ended September 30, 2002 and September 30, 2001 is contained in Note 10, Restatement, and unaudited restated financial statements for the first and second quarters of 2002, with comparable restated periods for 2001, are contained in Note 12, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements.

Each item of the September 30, 2002 Form 10-Q that is affected by the restatement has been amended and restated. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the September 30, 2002 Form 10-Q except as required to reflect the effects of the restatement. However, material subsequent events have been reported in a separate section of the MD&A, entitled "Subsequent Events", and in Note 11, Subsequent Events, in the notes to the consolidated financial statements. In addition, certain financial information from the first and second quarters of 2002 and 2001 has been included in the Results of Operations and Capital Resources and Liquidity sections of the MD&A, and restated financial statements for March 31, 2002 and 2001 and June 30, 2002 and 2001 have been included in
Note 12 Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements. This document should be read in conjunction with CMS Energy's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2002, CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 and CMS Energy's Form 8-K, each of which is incorporated by reference herein, and were filed with the SEC on July 1, 2003, May 14, 2003 and June 24, 2003, respectively.

                             CMS ENERGY CORPORATION

                     QUARTERLY REPORT ON FORM 10-Q/A TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

This Form 10-Q/A is filed by CMS Energy Corporation. Separate Form 10Q/A's have been filed by Consumers Energy Company and Panhandle Eastern Pipe Line Company. Accordingly, except for their respective subsidiaries, Consumers Energy Company and Panhandle Eastern Pipe Line Company make no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Glossary..................................................................................................        6

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Change in Auditors and Restatement..............................................................       12
          Modified Management's Discussion and Analysis...................................................       13
          Forward-Looking Statements and Risk Factors.....................................................       13
          Round-Trip Trades...............................................................................       15
          Other Matters..................................................................................        16
          Results of Operations...........................................................................       18
          Critical Accounting Policies....................................................................       34
          Capital Resources and Liquidity.................................................................       42
          Market Risk Information.........................................................................       50
          Outlook.........................................................................................       53
          Other Outlook...................................................................................       57
          Subsequent Events...............................................................................       65
     Consolidated Financial Statements
          Consolidated Statements of Income...............................................................       69
          Consolidated Statements of Cash Flows...........................................................       71
          Consolidated Balance Sheets.....................................................................       73
          Consolidated Statements of Common Stockholders' Equity..........................................       75
     Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Basis of Presentation...............................................       77
          2.  Discontinued Operations.....................................................................       82
          3.  Asset Dispositions..........................................................................       84
          4.  Goodwill....................................................................................       85
          5.  Uncertainties...............................................................................       86
          6.  Short-Term and Long-Term Financings, and Capitalization.....................................      110
          7.  Earnings Per Share and Dividends............................................................      114
          8.  Risk Management Activities and Financial Instruments........................................      115
          9.  Reportable Segments.........................................................................      120
         10.  Restatement.................................................................................      122
         11.  Subsequent Events...........................................................................      152
         12.  Restated Financial Statements for First and Second Quarters ................................      156
         13.  Equity Method Investments...................................................................      170

Quantitative and Qualitative Disclosures About Market Risk................................................      173


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................      173
     Item 5.  Other Information...........................................................................      175
     Item 6.  Exhibits and Reports on Form 8-K............................................................      175
     Signatures...........................................................................................      176


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

CEO........................................Chief Executive Officer
CFO....................................... Chief Financial Officer
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of
                                           Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Panhandle............................. Panhandle Eastern Pipeline Company, including subsidiaries Trunkline,
                                           Pan Storage, Panhandle Storage, and Trunkline LNG.  Panhandle is a
                                           wholly owned subsidiary of CMS Gas Transmission
CMS Viron................................. CMS Viron Energy Services, a wholly owned subsidiary of CMS MST
Common Stock.............................. All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy

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

EISP...................................... Executive Incentive Separation Plan
EITF...................................... Emerging Issues Task Force
El Chocon................................. The 1,200 MW hydro power plant located in Argentina which CMS Generation holds a 17.23 percent ownership interest.
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy
EPA....................................... U.S. Environmental Protection Agency
EPS....................................... Earnings per share
ERISA..................................... Employee Retirement Income Security Act
Ernst & Young............................. Ernst & Young LLP

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMLP...................................... First Midland Limited Partnership, a partnership which holds a lessor interest in the MCV facility
FondElec.................................. FondElec Essential Services Growth Fund, an investment at Enterprises, formed in 1997 to invest in companies whose business is to invest in communications and utility sectors, primarily in Latin America
FTC....................................... Federal Trade Commission

GCR....................................... Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $200 million Series D, $400 million
                                           Series E and $300 million Series F
GWh....................................... Gigawatt-hour

Health Care Plan.......................... The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy
HL Power.................................. H.L. Power Company, a California Limited Partnership, owner of the Honey Lake generation project in Wendel, California

IPP....................................... Independent Power Producer
ISO....................................... Independent System Operator
ITC....................................... Investment tax credit
JEC....................................... Jubail Energy Company

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

mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
METC...................................... Michigan Electric Transmission Company, a subsidiary of Consumers
                                           Energy
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
Michigan Power............................ CMS Generation Michigan Power, LLC, owner of the Kalamazoo River Generating
                                           Station and the Livingston Generating Station
MISO...................................... Midwest Independent System Operator
MPSC...................................... Michigan Public Service Commission
MTH....................................... Michigan Transco Holdings, Limited Partnership
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
Nitrotec.................................. Nitrotec Corporation, a propriety gas technology company in which CMS
                                           Gas Transmission owns an equity interest
NMC....................................... Nuclear Management Company, a Wisconsin company, formed in 1999 by
                                           Northern States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                           Wisconsin Electric Power Company, and Wisconsin Public Service Company
                                           to operate and manage nuclear generating facilities owned by the four utilities
NOPR...................................... Notice of Proposed Rulemaking
NOx....................................... Nitrogen Oxide
NPS....................................... National Power Supply Company, Ltd., owner of two generating facilities in Thailand. CMS Generation sold its 66.2 percent interest in NPS in 2002
NRC....................................... Nuclear Regulatory Commission
NYMEX..................................... New York Mercantile Exchange

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

Panhandle Storage......................... CMS Panhandle Storage Company, a subsidiary of Panhandle Eastern Pipe
                                           Line Company
PCB....................................... Polychlorinated biphenyl
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of
                                           Panhandle, Consumers and CMS Energy
PJM....................................... Pennsylvania-Jersey-Maryland
Powder River.............................. CMS Oil & Gas owns a significant interest in 13 coal bed methane fields or projects developed within the Powder River Basin which spans the border between Wyoming and Montana.
PPA....................................... The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
ppm....................................... Parts per million
Price-Anderson Act........................ Price-Anderson Act, enacted in 1957 as an amendment to the Atomic
                                           Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR...................................... Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935
PURPA..................................... Public Utility Regulatory Policies Act of 1978

RTO....................................... Regional Transmission Organization

SAB....................................... Staff Accounting Bulletin
SAB No. 101............................... SEC SAB No. 101, "Revenue Recognition"
SADAF..................................... Saudi Petrochemical Company
Sea Robin................................. Sea Robin Pipeline Company
SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of
                                           Securitization bonds issued by a special purpose entity affiliated with such utility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13............................... SFAS No. 13 "Accounting for Leases"
SFAS No. 34............................... SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52............................... SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed Of"
SFAS No. 123.............................. SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"

SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13, and Technical Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal
                                           Activities with Exit or Disposal Activities"
SFAS No. 149.............................. SFAS No. 149, "Amendment of Statement No. 133 on Derivative
                                           Instruments and Hedging Activities"
SFAS No. 150.............................. SFAS No. 150, "Accounting for Certain Financial Instruments with
                                           Characteristics of Both Liabilities and Equity"

SIPS...................................... State Implementation Plans
Special Committee......................... A special committee of independent directors, established by CMS
                                           Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets.
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act
Taweelah.................................. Al Taweelah A2, a power and desalination plant of Emirates CMS Power
                                           Company, a forty percent owned subsidiary of CMS Generation
Toledo Power.............................. Toledo Power Company, the 135 MW coal and fuel oil power plant located on Cebu Island, Phillipines, in which CMS Generation held a 47.5 percent interest.  Toledo Power was sold to Mirant Toledo Holdings
                                           Corporation on April 24, 2002
Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline................................. Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line
                                           Company
Trunkline LNG............................. Trunkline LNG Company, a subsidiary of Panhandle Eastern Pipe Line
                                           Company
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, which interests have a preference with respect to certain trust distributions over the interests of either CMS
                                           Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

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

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGE IN AUDITORS AND RESTATEMENT

CMS Energy's consolidated financial statements for the quarterly periods ended September 30, 2002 and 2001 have been restated, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as completion of its restatement of the consolidated financial statements for the quarters of 2002 and 2001. This document should be read in conjunction with CMS Energy's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2002 and CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 and CMS Energy's Form 8-K, each of which is incorporated by reference herein, and were filed with the SEC on July 1, 2003, May 14, 2003 and June 24, 2003, respectively.

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

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, CMS Energy announced that it would restate its consolidated financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form a Special Committee to investigate these trades. Following this announcement, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that it would be unable to give an opinion on CMS Energy's restated financial statements when they were completed. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers and Panhandle for the applicable years, the re-audit did include audit work at Consumers and Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has made, in consultation with Ernst & Young, certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the four quarters of 2001, the years ended December 31, 2001 and 2000, and the subsequent three quarters of 2002 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, CMS Energy believed that such accounting was appropriate under accounting principles generally accepted in the United States.

The primary restated items: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; 2) recognize Consumers' new headquarters lease as a capital lease,

                                                          CMS Energy Corporation

instead of an operating lease, and record the lease obligation and capitalize costs incurred; 3) reverse a 2001 charge for a contract loss associated with the DIG complex; 4) eliminate mark-to-market gains and losses on inter-book and intercompany transactions at CMS MST; 5) record adjustments associated with account reconciliations at CMS MST; 6) reverse deferred income tax benefits recorded in association with the write-down of certain foreign investments; 7) record an additional write-down of system-balancing gas at Panhandle; 8) change the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business; and 9) change the accounting treatment for CMS Energy's financing of its methanol plant.

In addition to restatements related to the re-audit, goodwill write-downs of $616 million ($379 million, net of tax) were reflected in discontinued operations retroactively to the first quarter of 2002 as a cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142 (see Note 4, Goodwill).

A summary of the principal effects of the restatement on CMS Energy's consolidated financial statements for the quarterly periods ended March 31, June 30, and September 30, 2002 and 2001 are contained in Note 10, Restatement, and unaudited restated financial statements for the first and second quarters of 2002, with comparable restated periods for 2001 are contained in Note 12, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements. In addition, certain financial information from the first and second quarters of 2002 and 2001 has been included in the Results of Operations and Capital Resources and Liquidity sections of this MD&A.

MODIFIED MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis has been modified for the restatement, including the first and second quarters of 2002 and 2001, and should be read in conjunction with CMS Energy's consolidated financial statements and notes to those statements included in this Form 10-Q/A, and CMS Energy's 2002 Form 10-K/A Amendment No. 2 that was previously filed with the SEC on July 1, 2003. All note references within this MD&A refer to the notes to CMS Energy's consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The MD&A of this Form 10-Q/A should be read along with the MD&A and other parts of CMS Energy's 2001 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q/A and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any

                                                          CMS Energy Corporation

other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K in the section entitled "CMS Energy, Consumers, and Panhandle Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

o The efficient sale of non-strategic and under-performing international assets and discontinuation of our international energy distribution systems;
o    Achievement of operating synergies and revenue enhancements;
o Capital and financial market conditions, including current price of CMS Energy's Common Stock, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;
o CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;
o Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;
o    Ability to successfully access the capital markets;
o    Currency fluctuations and exchange controls;
o Factors affecting utility and diversified energy operations such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmissions or gas pipeline system constraints;
o International, national, regional and local economic, competitive and regulatory conditions and developments;
o Adverse regulatory or legal decisions, including environmental laws and regulations;
o Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which our subsidiaries participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets our subsidiaries and other public utilities and natural gas companies interact with each other;
o Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;
o The increased competition of new pipeline and pipeline expansion projects that transport large additional volumes of natural gas to the Midwestern United States from Canada, which could reduce the volumes of gas transported by our natural gas transmission business or cause them to lower rates in order to meet competition;
o Potential disruption, expropriation or interruption of facilities or operations due to accidents, war and terrorism or political events and the ability to get or maintain insurance coverage for such events;
o Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;
o    Technological developments in energy production, delivery and usage;
o    Changes in financial or regulatory accounting principles or policies;
o Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including particularly claims, damages and fines resulting from those involving round-trip trading and inaccurate reporting of trading confirmations to the publishers of energy price indexes;

                                                          CMS Energy Corporation


o Limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest;
o Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;
o Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and
o Other uncertainties, which are difficult to predict and many of which are beyond our control.

CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This Form 10-Q/A also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

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

CMS Energy is cooperating with an SEC investigation regarding round-trip trading and the Company's financial statements, accounting practices and controls. CMS Energy is also cooperating with inquiries by the Commodity Futures Trading Commission, the FERC, and the United States Department of Justice regarding these transactions. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of these trades and has received a number of shareholder class action lawsuits. In addition, CMS Energy's Board of Directors established the Special Committee of independent directors to investigate matters surrounding round-trip trading and the Special Committee retained outside counsel to assist in the investigation.

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

                                                          CMS Energy Corporation

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

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires the CEOs and CFOs of public companies to make certain certifications relating to the financial statements included in SEC filings. The certifications required by the Sarbanes-Oxley Act of 2002 relating to the financial statements included in this Form 10-Q/A for the period ended September 30, 2002 are filed herewith.

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

CONTROL WEAKNESSES AT CMS MST

In late 2001 and during 2002, the Company identified a number of deficiencies in CMS MST's systems of internal accounting controls. The internal control deficiencies related to, among other things, a lack of account reconciliations, unidentified differences between subsidiary ledgers and the general ledger, and procedures and processes surrounding the Company's accounting for energy trading contracts, including mark-to-market accounting.

Senior management, the Audit Committee of the Board of Directors, the Board of Directors, and the independent auditors were notified of these deficiencies as they were discovered, and the Company commenced a plan of remediation that included the replacement of certain key personnel and the deployment of additional internal and external accounting personnel to CMS MST. Certain aspects of the remediation plan, which includes the implementation of improvements and changes to CMS MST's internal accounting controls, were postponed to enable the Company to prepare restated financial

                                                          CMS Energy Corporation

statements for 2000 and 2001. While a number of these control improvements and changes were implemented in late 2002, the most important ones occurred in the first quarter of 2003.

The implementation of certain elements of its remediation plan enabled the Company to prepare reliable restated financial statements for CMS MST for December 31, 2000 and 2001, as well as for the quarterly periods and full year of 2002. Management has also prepared restated quarterly financial statements for 2001; refer to the consolidated financial statements, and Note 12, Restated Financial Statements for First and Second Quarters, to the consolidated financial statements.

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

Restructuring and other costs for the year-to-date September 30, 2002, which are reported in operating expenses ($41 million) and fixed charges ($12 million) includes:

o    Involuntary termination benefits of $17 million for officers and employees.
o Consulting and restructuring fees of $12 million to assist CMS Energy to arrange credit facilities related to the July 2002 debt renegotiations.
o The $12 million of expense associated with responding to and/or defending against investigations and lawsuits related to round-trip trading. These expenses could total $21 million for attorneys' fees and costs. Potential insurance proceeds may total $12 million, reducing these expenses to $9 million.
o Expenses for future rentals of $7 million have been accrued in connection with relocating the corporate headquarters to Jackson, Michigan. The relocation is expected to be complete by June 2003.
o Other expenses, including the cost of re-auditing 2000 and 2001 total $5 million.

Of the above $53 million, $12 million has been paid for consulting and restructuring fees and $10 million has been paid for severance and benefits as of September 30, 2002.

Additional restructuring and other costs are expected in the fourth quarter of 2002 of approximately $5 million related to relocating the corporate headquarters, terminating approximately 30 employees, and additional legal expenses for litigation issues. In the first half of 2003, restructuring and other costs related to relocating employees and other headquarters expenses are expected to be $2 million. The relocation is expected to occur between March and June 2003.

                                                          CMS Energy Corporation

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

For the three and nine months ended September 30, 2002, and 2001, consolidated net income included gains (losses) on asset sales, asset write-downs, restructuring costs associated with implementing CMS Energy's new strategic direction, AMT tax credit write-offs, and the discontinued operations of CMS Oil and Gas, CMS Electric and Gas, CMS Panhandle, CMS Viron, and other non-strategic businesses. The nine months ended September 30, 2002 also reflects the adoption of SFAS No. 142 as of January 1, 2002, which required an after-tax goodwill impairment of $369 million for Panhandle and $10 million for CMS Viron reflected in discontinued operations. The following tables depict CMS Energy's Results of Operations.



                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                         RESTATED          RESTATED
THREE MONTHS ENDED SEPTEMBER 30                                                              2002              2001
-------------------------------------------------------------------------------------------------------------------
CMS Energy Consolidated Net Income (Loss)                                                    $ 37           $ (378)
CMS Energy Basic Earnings (Loss) Per Share                                                 $ 0.26          $ (2.85)
CMS Energy Diluted Earnings (Loss) Per Share                                               $ 0.26          $ (2.85)
===================================================================================================================


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        RESTATED         RESTATED
THREE MONTHS ENDED SEPTEMBER 30                                             2002             2001            CHANGE
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                           $88              $ 15              $ 73
Gas Utility                                                                (18)              (11)               (7)
Independent Power Production                                                49               (89)              138
Natural Gas Transmission                                                     -               (20)               20
Marketing, Services, and Trading                                             8                (7)               15
Corporate Interest and Other                                              (115)              (64)              (51)
                                                                        -------------------------------------------
Income (Loss) From Continuing Operations                                    12              (176)              188
Discontinued Operations                                                     24              (202)              226
Cumulative Accounting Change                                                 1                 -                 1
                                                                        -------------------------------------------
Consolidated Net Income (Loss)                                          $   37            $ (378)            $ 415
===================================================================================================================

                                                          CMS Energy Corporation

For the three months ended September 30, 2002, CMS Energy's net income was $37 million, an increase of $415 million from the $378 million loss for the comparable period in 2001. Income from discontinued operations was $24 million, an increase of $226 million from the $202 million loss for the comparable 2001 period. Income from continuing operations was $12 million, an increase of $188 million from the $176 million loss for the comparable prior period primarily due to decreased power costs and increased deliveries at the Electric Utility, and the impact of asset sales and write-downs that occurred in the three months ended September 30, 2001, partially offset by higher corporate interest and other expenses.



                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                         RESTATED          RESTATED
NINE MONTHS ENDED SEPTEMBER 30                                                               2002              2001
-------------------------------------------------------------------------------------------------------------------
CMS Energy Consolidated Net Income (Loss)                                                     $ 5           $ (287)
CMS Energy Basic Earnings (Loss) Per Share                                                 $ 0.04          $ (2.20)
CMS Energy Diluted Earnings (Loss) Per Share                                               $ 0.04          $ (2.20)
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        RESTATED         RESTATED
NINE MONTHS ENDED SEPTEMBER 30                                              2002             2001           CHANGE
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                         $ 222             $ 108             $ 114
Gas Utility                                                                 13                16                (3)
Independent Power Production                                                83               (44)              127
Natural Gas Transmission                                                     8               (16)               24
Marketing, Services, and Trading                                            13               (27)               40
Corporate Interest and Other                                              (198)             (179)              (19)
                                                                       --------------------------------------------
Income (Loss) From Continuing Operations                                   141              (142)              283
Discontinued Operations                                                   (154)             (154)                -
Cumulative Accounting Change                                                18                 9                 9
                                                                       --------------------------------------------
Consolidated Net Income (Loss)                                         $     5            $ (287)            $ 292
===================================================================================================================

For the nine months ended September 30, 2002, CMS Energy's net income was $5 million, an increase of $292 million from the net loss of $287 million for the nine months ended 2001. Loss from discontinued operations was $154 million for both 2002 and 2001. Income from continuing operations was $141 million, an increase of $283 million from the $142 million loss from continuing operations for the nine months ended September 2001. The increase is primarily due to decreased power costs and increased deliveries at the Electric Utility, the impact of asset write-downs that occurred in 2001, improved earnings at CMS MST, and gains on asset sales in 2002.

For the three and six months ended June 30, 2002, consolidated net income included gains on asset sales, restructuring costs associated with implementing CMS Energy's new strategic direction, and the discontinued operations of CMS Oil and Gas, CMS Electric and Gas, Panhandle and other non-strategic businesses. The six months ended June 30, 2002 also reflects the adoption of SFAS No. 142 as of January 1, 2002, which required an after-tax goodwill impairment of $369 million for Panhandle and $10 million for CMS Viron reflected in discontinued operations.

                                                          CMS Energy Corporation


                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                         RESTATED          RESTATED
THREE MONTHS ENDED JUNE 30                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------
CMS Energy Consolidated Net Income (Loss)                                                  $ (74)               $ 3
CMS Energy Basic Earnings (Loss) Per Share                                               $ (0.55)            $ 0.02
CMS Energy Diluted Earnings (Loss) Per Share                                             $ (0.55)            $ 0.02
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        RESTATED         RESTATED
THREE MONTHS ENDED JUNE 30                                                  2002             2001            CHANGE
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                          $  84              $ 31              $ 53
Gas Utility                                                                   3                 -                 3
Independent Power Production                                                 17                20                (3)
Natural Gas Transmission                                                     (4)               (1)               (3)
Marketing, Services, and Trading                                            (20)              (16)               (4)
Corporate Interest and Other                                                (44)              (52)                8
                                                                          ------------------------------------------
Income (Loss) From Continuing Operations                                     36               (18)               54
Discontinued Operations                                                    (127)               21              (148)
Cumulative Accounting Change                                                 17                 -                17
                                                                          ------------------------------------------
Consolidated Net Income (Loss)                                            $ (74)             $  3             $ (77)
====================================================================================================================

For the three months ended June 30, 2002, CMS Energy's net loss totaled $74 million, a change of $77 million from the $3 million net income for the comparable 2001 period. Loss from discontinued operations was $127 million, a change of $148 million from the $21 million income for the comparable period in 2001. Income from continuing operations was $36 million, an increase of $54 million from the loss of $18 million for the comparable period in 2001. The increase primarily reflects decreased power costs at the Electric Utility resulting from outages at Palisades in the second quarter of 2001, and a gain on the May 2002 sale of Consumers' electric transmission facilities.

                                                          CMS Energy Corporation

                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                         RESTATED          RESTATED
SIX MONTHS ENDED JUNE 30                                                                     2002              2001
-------------------------------------------------------------------------------------------------------------------
CMS Energy Consolidated Net Income (Loss)                                                  $ (32)              $ 91
CMS Energy Basic Earnings (Loss) Per Share                                               $ (0.24)            $ 0.70
CMS Energy Diluted Earnings (Loss) Per Share                                             $ (0.24)            $ 0.70
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        RESTATED         RESTATED
SIX MONTHS ENDED JUNE 30                                                    2002             2001            CHANGE
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                          $ 134              $ 93              $ 41
Gas Utility                                                                  31                27                 4
Independent Power Production                                                 34                45               (11)
Natural Gas Transmission                                                      8                 4                 4
Marketing, Services, and Trading                                              5               (20)               25
Corporate Interest and Other                                                (83)             (115)               32
                                                                          ------------------------------------------
Income From Continuing Operations                                           129                34                95
Discontinued Operations                                                    (178)               48              (226)
Cumulative Accounting Change                                                 17                 9                 8
                                                                          ------------------------------------------
Consolidated Net Income (Loss)                                            $ (32)             $ 91            $ (123)
====================================================================================================================

For the six months ended June 30, 2002, net loss totaled $32 million, a change of $123 million from the $91 million net income for the comparable period in 2001. Loss from discontinued operations totaled $178 million, a change of $226 million from the $48 million income for the comparable period in 2001. Income from continuing operations totaled $129 million compared to $34 million for the comparable period in 2001, an increase of $95 million. This increase reflects the after-tax benefit of decreased electric power costs from the comparable period in 2001, the gain on the sale of Consumers' electric transmission facilities, and decreased Corporate Interest and Other expenses.

For the three months ended March 31, 2002, consolidated net income included gains on asset sales, restructuring costs associated with implementing CMS Energy's new strategic direction, and the discontinued operations of CMS Oil and Gas, CMS Electric and Gas, Panhandle and other non-strategic businesses. The three months ended March 31, 2002 also reflects the adoption of SFAS No. 142 as of January 1, 2002, which required an after-tax goodwill impairment of $369 million for Panhandle and $10 million for CMS Viron reflected in discontinued operations.

                                                          CMS Energy Corporation


                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                         RESTATED          RESTATED
THREE MONTHS ENDED MARCH 31                                                                  2002              2001
-------------------------------------------------------------------------------------------------------------------
CMS Energy Consolidated Net Income                                                           $ 42              $ 88
CMS Energy Basic Earnings Per Share                                                        $ 0.32            $ 0.70
CMS Energy Diluted Earnings Per Share                                                      $ 0.32            $ 0.70
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        RESTATED         RESTATED
THREE MONTHS ENDED MARCH 31                                                 2002             2001            CHANGE
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                         $  50              $ 62             $ (12)
Gas Utility                                                                 28                27                 1
Independent Power Production                                                17                25                (8)
Natural Gas Transmission                                                    12                 5                 7
Marketing, Services, and Trading                                            25                (4)               29
Corporate Interest and Other                                               (39)              (63)               24
                                                                         ------------------------------------------
Income From Continuing Operations                                           93                52                41
Discontinued Operations                                                    (51)               27               (78)
Cumulative Accounting Change                                                 -                 9                (9)
                                                                         ------------------------------------------
Consolidated Net Income                                                  $  42              $ 88             $ (46)
===================================================================================================================

For the three months ended March 31, 2002, net income totaled $42 million compared to $88 million for the comparable 2001 period, a change of $46 million from the comparable period in 2001. Loss from discontinued operations totaled $51 million a change of $78 million from the $27 million of income in the comparable period in 2001. Discontinued operations includes the after-tax goodwill impairment of $369 million for Panhandle and $10 million for CMS Viron, offset by the gain on the CMS Oil and Gas Equatorial Guinea properties of $310 million, net of tax. Income from continuing operations totaled $93 million compared to $52 million for the comparable period in 2001, an increase of $41 million. This increase primarily reflects improved CMS MST earnings and lower corporate interest and other costs.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

                                                          CMS Energy Corporation

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
SEPTEMBER 30                                                             2002              2001               CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 88              $ 15                 $ 73
Nine months ended                                                         222               108                  114
====================================================================================================================

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
REASONS FOR CHANGE                                          2002 VS. 2001 RESTATED            2002 VS. 2001 RESTATED
--------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                          $ 25                              $ 30
Power supply costs and related revenue                                        100                               113
Other operating expenses and non-commodity revenue                            (16)                              (26)
Gain on asset sales                                                             -                                38
Fixed charges                                                                   4                                12
Income taxes                                                                  (40)                              (53)
                                                                            ----------------------------------------
Total change                                                                 $ 73                             $ 114
====================================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2002, electric delivery revenues increased by $25 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.9 billion kWh, a decrease of 0.1 billion kWh, or 0.9 percent from the comparable period in 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. Even though deliveries were below the 2001 level, Consumers set an all-time monthly sendout record during the month of July, and a monthly hourly peak demand record of 7,312 MW was set on September 9, 2002.

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

                                                          CMS Energy Corporation

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2002, power supply costs and related revenues increased by $100 million from the comparable period in 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the unscheduled forced outage at Palisades that began in June of 2001. Also contributing to the overall decrease in power costs was the lower volume and lower priced power options and dispatchable capacity contracts that were purchased for 2002.

For the nine months ended September 30, 2002, power supply costs and related revenues increased by a total of $113 million from the comparable period in 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease is lower-priced power options and dispatchable capacity contracts that were purchased for 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and nine months ended September 30, 2002, other operating expenses increased $16 million and $26 million, respectively, from the comparable period in 2001. Both of these increases are attributed to higher amortization of securitized assets, higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care and storm restoration expenses.

GAIN ON ASSET SALES: For the nine months ended September 30, 2002, asset sales increased as a result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

INCOME TAXES: For the three and nine months ended September 30, 2002, income tax expense increased due to increased earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

                                                          CMS Energy Corporation

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                            RESTATED        RESTATED
JUNE 30                                                                         2002            2001          CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                              $ 84             $31           $53
Six months ended                                                                 134              93            41
====================================================================================================================


                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS                        SIX MONTHS
                                                                     ENDED JUNE 30                     ENDED JUNE 30
REASONS FOR CHANGE                                          2002 VS. 2001 RESTATED            2002 VS. 2001 RESTATED
--------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                         $ 10                               $ 6
Power supply costs and related revenue                                        34                                18
Other operating expenses and non-commodity revenue                           (13)                              (16)
Gain on asset sales                                                           38                                38
Fixed charges                                                                  6                                 8
Income taxes                                                                 (22)                              (13)
                                                                            ---------------------------------------
Total change                                                                $ 53                               $41
===================================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2002, electric delivery revenues increased by $10 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 9.4 billion kWh, an increase of 0.1 billion kWh, or 1.4 percent from the comparable period in 2001. The increase in total electric deliveries was primarily due to higher residential usage resulting from warmer June 2002 temperatures.

For the six months ended June 30, 2002, electric delivery revenues increased by $6 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 18.6 billion kWh, a decrease of 0.7 billion kWh, or 3.4 percent from the comparable period in 2001. This decrease is the result of reduced first quarter industrial usage due to the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2002, power supply costs and related revenues increased by $34 million from the comparable period in 2001. This increase is primarily the result of decreased power costs in 2002 due to the higher availability of the lower priced Palisades Nuclear Plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from outages at Palisades.

For the six months ended June 30, 2002, power supply costs and related revenues increased by a total of $18 million from the comparable period in 2001. This increase is a result of decreased power costs due to the Palisades outage described for the second quarter partially offset by a plant outage at Palisades in early 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three months ended June 30, 2002, other operating expenses increased $13 million due to higher amortization of securitized assets, increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues.

                                                          CMS Energy Corporation

For the six months ended June 30, 2002, other operating expenses increased $16 million due to higher amortization of securitized assets, increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues.

GAIN ON ASSET SALES: For the three and six months ended June 30, 2002, asset sales increased as a result of the $31 million pre-tax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pre-tax gain on the sale of unused nuclear equipment from the cancelled Midland project.

INCOME TAXES: For the three and six months ended June 30, 2002, income tax expense increased due to increased earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
MARCH 31                                                                 2002              2001               CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $50               $62              $(12)
====================================================================================================================

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS
                                                                                                      ENDED MARCH 31
REASONS FOR CHANGE                                                                            2002 VS. 2001 RESTATED
--------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                                                           $ (4)
Power supply costs and related revenue                                                                         (16)
Other operating expenses and non-commodity revenue                                                              (3)
Fixed charges                                                                                                    2
Income taxes                                                                                                     9
                                                                          ------------------------------------------
Total change                                                                                                  $(12)
====================================================================================================================

ELECTRIC DELIVERIES: For the period ended March 31, 2002, electric delivery revenues decreased by $4 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 9.2 billion kWh, a decrease of 0.8 billion kWh or 7.9 percent from the comparable period in 2001. Total electric deliveries decreased primarily due to lower industrial usage driven by the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the period ended March 31, 2002, electric net income was adversely affected by lower power supply cost related revenues. Additionally, the average power supply cost increased due to the need to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from the unscheduled Palisades outage.

                                                          CMS Energy Corporation

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME (LOSS):

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                           RESTATED        RESTATED
SEPTEMBER 30                                                                   2002            2001           CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                           $ (18)         $ (11)             $(7)
Nine months ended                                                               13             16               (3)
====================================================================================================================

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS                        NINE MONTHS
                                                               ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
REASONS FOR CHANGE                                         2002 VS. 2001 RESTATED             2002 VS. 2001 RESTATED
--------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                           $ (2)                                $  (2)
Gas rate increase                                                           1                                    10
Gas wholesale and retail services                                           3                                     3
Operation and maintenance                                                 (17)                                  (17)
Other operating expenses                                                    4                                     1
Income taxes                                                                4                                     2
                                                                         -------------------------------------------
Total change                                                             $ (7)                                $  (3)
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

                                                          CMS Energy Corporation

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
JUNE 30                                                                  2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $ 3              $  -                 $3
Six months ended                                                           31                27                  4
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS                       SIX MONTHS
                                                                     ENDED JUNE 30                    ENDED JUNE 30
REASONS FOR CHANGE                                          2002 VS. 2001 RESTATED           2002 VS. 2001 RESTATED
-------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                $ 9                            $ -
Gas rate increase                                                               2                              9
Gas wholesale and retail services                                               1                              -
Operation and maintenance                                                      (4)                             -
Other operating expenses                                                       (3)                            (3)
Income taxes                                                                   (2)                            (2)
                                                                             -------------------------------------
Total change                                                                  $ 3                            $ 4
==================================================================================================================

For the three months ended June 30, 2002, gas revenues increased due to colder temperatures compared to the second quarter 2001. Operation and maintenance cost increases reflect additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 65.3 bcf, an increase of 8.3 bcf or 14.7 percent compared with 2001.

For the six months ended June 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 214.5 bcf, a decrease of 2.0 bcf or 0.9 percent compared with 2001.

                                                          CMS Energy Corporation

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
MARCH 31                                                                 2002              2001               CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $28               $27                 $ 1
====================================================================================================================

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS
                                                                                                      ENDED MARCH 31
REASONS FOR CHANGE                                                                            2002 VS. 2001 RESTATED
--------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                                              $ (9)
Rate increase                                                                                                  7
Other operating expenses and non-commodity revenue                                                             3
Fixed charges                                                                                                  1
Income taxes                                                                                                  (1)
                                                                                                            -------
Total change                                                                                                $  1
===================================================================================================================

For the period ended March 31, 2002, gas delivery revenues decreased due to significantly milder temperatures during the first quarter of 2002. This decrease was significantly offset by an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 149 bcf, a decrease of 10 bcf or 6.5 percent compared with 2001.

INDEPENDENT POWER PRODUCTION RESULTS OF OPERATIONS

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
SEPTEMBER 30                                                             2002              2001               CHANGE
--------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 49            $ (89)                $ 138
Nine months ended                                                          83              (44)                  127
====================================================================================================================

For the three months ended September 30, 2002, net income increased by $138 million from the comparable period in 2001. The increase was due primarily to the asset write-downs in 2001 (NPS, El Chocon, and HL Power). Additionally, operational performance at DIG improved, reflecting lower costs for steam generation as compared to 2001 when the plant experienced construction delays. These performance improvements were offset by expropriation and devaluation issues at the Argentine plants as well as lower option premiums at the Michigan Power peaking units.

For the nine months ended September 30, 2002, net income increased $127 million from the comparable period in 2001. The increase was due in large part to the asset write-downs in 2001 (NPS, El Chocon, and HL Power). Additionally, operational improvements at DIG lowered steam generation costs as compared to 2001 when the plant experienced construction delays. These performance improvements were offset by expropriation and devaluation issues at the Argentine plants, the loss on sale of assets (Toledo Power), as well as lower option premium revenue at the Michigan Power peaking units.

                                                          CMS Energy Corporation

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
JUNE 30                                                                  2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 17              $ 20               $ (3)
Six months ended                                                           34                45                (11)
===================================================================================================================

For the three months ended June 30, 2002, net income decreased by $3 million from the comparable period in 2001. Operational performance at DIG improved, reflecting lower costs for steam generation as compared to 2001 when the plant experienced construction delays. These performance improvements were offset by a loss on asset sales (primarily Toledo Power) as well as expropriation and devaluation issues at the Argentine plants in 2002. Additionally, in 2001, the company had recorded a gain on the sale of a purchase power agreement.

For the six months ended June 30, 2002, net income decreased by $11 million from the comparable period in 2001. The decrease reflects the expropriation and devaluation issues at the Argentine plants in 2002, a gain on sale of a power purchase agreement in 2001, and losses on asset sales (primarily Toledo Power). Offsetting these were operational improvements at DIG due to lower steam generation costs as compared to 2001 when the plant experienced construction delays and lower operating costs.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
MARCH 31                                                                 2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 17              $ 25               $ (8)
===================================================================================================================

NET INCOME: For the three months ended March 31, 2002, net income decreased by $8 million from the comparable period in 2001. Results reflected expropriation and devaluation issues at the Argentine plants, partially offset by stronger operational performance at DIG reflecting lower costs for steam generation.

NATURAL GAS TRANSMISSION RESULTS OF OPERATIONS

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                            RESTATED        RESTATED
SEPTEMBER 30                                                                    2002            2001        CHANGE
------------------------------------------------------------------------------------------------------------------
Three months ended                                                               $ -         $ (20)           $ 20
Nine months ended                                                                  8           (16)             24
==================================================================================================================

For the three months ended September 30, 2002, net income increased $20 million from the comparable period in 2001. The increase was primarily due to asset write-downs of $24 million recorded in 2001, partly offset by the Argentine expropriation and devaluation losses.

For the nine months ended September 30, 2002, net income was $8 million, an increase of $24 million from the comparable period in 2001. The increase was due to asset write-downs of $24 million recorded in 2001 and the gain of $12 million on the sale of Gas Transmission's ownership interest in a methanol plant in Equatorial Guinea. These increases were partly offset by the impact of Argentine expropriation and devaluation losses on ongoing operations.

                                                          CMS Energy Corporation

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                           RESTATED      RESTATED
JUNE 30                                                                        2002          2001            CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                            $ (4)         $ (1)             $ (3)
Six months ended                                                                 8             4                 4
===================================================================================================================

For the three months ended June 30, 2002, a loss of $4 million was incurred, a decrease of $3 million from the comparable period in 2001. The decrease was primarily due to the impact of Argentine expropriation and devaluation losses on ongoing operations.

For the six months ended June 30, 2002, net income was $8 million, an increase of $4 million from the comparable period in 2001. The increase was primarily due to the gain of $12 million on the sale of CMS Gas Transmission's ownership interest in a methanol plant in Equatorial Guinea, partly offset by the impact of Argentine expropriation and devaluation losses on ongoing operations.


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
MARCH 31                                                                 2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 12               $ 5                $ 7
===================================================================================================================

For the three months ended March 31, 2002, net income was $12 million, an increase of $7 million from the comparable period in 2001. The increase was primarily due to the gain of $12 million on the sale of CMS Gas Transmission's ownership interest in a methanol plant in Equatorial Guinea, partly offset by the impacts of Argentine expropriation and devaluation losses.

MARKETING, SERVICES AND TRADING RESULTS OF OPERATIONS


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
SEPTEMBER 30                                                             2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $ 8             $ (7)               $ 15
Nine months ended                                                          13              (27)                 40
===================================================================================================================

For the three months ended September 30, 2002, CMS MST's net income was $8 million, an increase of $15 million from its net loss in the comparable 2001 period of $7 million. This increase was due to mark-to-market income on derivatives used to hedge natural gas retail sales, a decrease in operating expenses due to a significant reduction in personnel, partially offset by the lack of new structured power transactions and decreased natural gas trading margins.

For the nine months ended September 30, 2002, net income was $13 million, an increase of $40 million from the comparable period in 2001 resulting from income on derivatives used to hedge natural gas retail sales, elimination of incentive compensation accrual, and reduction in operating expenses partially offset by a reduction in structured power transactions in 2002 and downward pressure on gas trading margins.

                                                          CMS Energy Corporation

For the three months ended September 30, 2002, power sales volumes were 22,653 GWh, an increase of 14,210 GWh (168 percent) and natural gas sales volumes were 136 bcf, a decrease of 56 bcf (29 percent) compared to third quarter 2001. Power volumes were higher in third quarter 2002 due to structured power transactions and lower natural gas volumes in the third quarter compared to 2001 due to significantly decreased trading activities.

For the nine months ended September 30, 2002, power sales volumes were 55,525 GWh, an increase of 39,581 GWh (248 percent) and natural gas volumes were 463 bcf, a decrease of 96 bcf (17 percent) compared to the nine months ended September 2001. Power volumes were higher in 2002 than 2001 due to structured power deals closed in the second half of 2001 and early 2002 as well as increased trading activities; natural gas volumes were reduced due to credit constraints which prevented CMS MST from transacting new deals.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
JUNE 30                                                                  2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                     $ (20)            $ (16)               $ (4)
Six months ended                                                           5               (20)                 25
===================================================================================================================

For the three months ended June 30, 2002, CMS MST's net loss was $20 million, reflecting $4 million more losses from the comparable 2001 period. The additional losses were driven by changes in mark-to-market income due to losses on intercompany power tolling options, downward pressure on gas trading margins and the lack of new structured power transactions, partially offset by income on derivatives used to hedge natural gas retail sales, and a significant decrease in other operating expenses resulting from an elimination of the incentive compensation accrual in 2002.

For the six months ended June 30, 2002, net income was $5 million, an increase of $25 million from the comparable period in 2001, primarily due to an increase in mark-to-market income on derivatives used to hedge natural gas retail sales and elimination of the incentive compensation accrual.

During the three months ended June 30, 2002, power sales volumes were 18,451 GWh, an increase of 14,437 GWh (360 percent) and natural gas sales volumes were 155 bcf, a decrease of 64 bcf (29 percent) compared to second quarter 2001. Structured power transactions closed in 2001 and early 2002 and increased power trading activities contributed to the increase in power sales volumes; gas sales volumes were significantly impacted by credit constraints due to the inability to transact new deals.

For the six months ended June 30, 2002, power sales volumes were 32,872 GWh, an increase of 25,371 GWh (338 percent). This was due to the structured power transactions closed in 2001 and early 2002 and increased trading activities. Natural gas sales volumes were 327 bcf; a decrease of 40 bcf (11 percent) resulting from significantly decreased trading activities during second quarter due to credit constraints.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                     RESTATED          RESTATED
MARCH 31                                                                 2002              2001              CHANGE
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                       $ 25             $ (4)               $ 29
===================================================================================================================

                                                          CMS Energy Corporation

For the three months ended March 31, 2002, CMS MST's net income was $25 million, an increase of $29 million from the comparable 2001 period. Contributing to the increase in net income was a structured power transaction that closed during the first quarter of 2002 and mark-to-market income on derivatives used to hedge natural gas retail sales.

During the three months ended March 31, 2002, power sales volumes were 14,421 GWh, an increase of 10,934 GWh (314 percent), and natural gas sales volumes were 172 bcf, an increase of 24 bcf (16 percent), compared to the first quarter of 2001. The increase in sales volumes was a result of new structured power transactions that closed during 2001 and increased trading activities for natural gas.

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

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas' properties in Columbia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $232 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan which had at that time a due date of March 31, 2003. The combined sales resulted in an after-tax loss of approximately $82 million. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.

INTERNATIONAL ENERGY DISTRIBUTION RESULTS OF OPERATIONS

In the third quarter of 2001, CMS Energy discontinued the operations of the international energy distribution segment of its business. For more information, see Note 2, Discontinued Operations, incorporated by reference herein.

OTHER RESULTS OF OPERATIONS

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy as of September 30, 2002.

CORPORATE INTEREST AND OTHER: For the three months ended September 30, 2002, Corporate Interest and Other expense was $115 million, an increase of $51 million from the comparable period in 2001. The increase resulted from a $41 million increase in income tax expense attributable to a reduction in AMT credit carryforwards, an increase of Parent net overhead costs of $17 million for restructuring, a gain of $9

                                                          CMS Energy Corporation

million in a foreign currency exchange transaction in 2001 and an increase of interest and other expense of $5 million. The increase in the above expenses were partially offset by an increase of $21 million in the elimination of intercompany losses recorded by CMS MST for mark-to-market accounting transactions with affiliates (corresponding decrease in CMS MST results of operations).

For the nine months ended September 30, 2002, Corporate Interest and Other expense was $198 million, an increase of $19 million from the comparable period in 2001. The increase resulted from a $41 million increase in income tax expense attributable to a reduction in AMT credit carryforwards, an increase of Parent net overhead and other costs of $22 million, an increase of interest expense net of tax of $11 million, a gain of $9 million in a foreign currency exchange transaction in 2001 and a loss of $8 million on the Fondelec investments in Latin America. The increase in the above expenses were partially offset by an increase of $73 million in the elimination of intercompany losses recorded by CMS MST for mark-to-market accounting transactions with affiliates (corresponding decrease in CMS MST results of operations).

For the three months ended June 30, 2002, Corporate Interest and Other expense was $44 million, a decrease of $8 million from the comparable period in 2001. The decrease resulted from an increase of $32 million in the elimination of intercompany losses recorded by CMS MST for mark-to-market accounting transactions with affiliates (corresponding decrease in CMS MST results of operations) which was offset by an increase in interest expense net of tax of $11 million, a loss of $8 million on the Fondelec investments in Latin America and an increase of Parent net overhead and other costs of $5 million.

For the six months ended June 30, 2002, Corporate Interest and Other expense was $83 million, a decrease of $32 million versus the comparable period in 2001. The decrease resulted from an increase of $53 million in the elimination of intercompany losses recorded by CMS MST for mark-to-market accounting transactions with affiliates (corresponding decrease in CMS MST results of operations) which was offset by an increase of interest expense net of tax of $8 million, a loss of $8 million on the Fondelec investments in Latin America and an increase of Parent net overhead and other costs of $4 million.

For the three months ended March 31, 2002, Corporate Interest and Other expense was $39 million, a decrease of $24 million versus the comparable period in 2001. This decrease resulted from an increase of $21 million in the elimination of intercompany losses recorded by CMS MST for mark-to-market accounting transactions with affiliates (corresponding decrease in CMS MST results of operations) and a decrease in interest expense of $4 million.

CRITICAL ACCOUNTING POLICIES

The results of operations, as presented above, are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. CMS Energy believes that certain accounting principles are critical in terms of understanding its financial statements. These principles include the use of estimates in accounting for contingencies and long-lived assets, equity method investments and long-term obligations, accounting for derivatives and financial instruments, mark-to-market accounting, international operations and foreign currency and pension and postretirement benefits.

                                                          CMS Energy Corporation

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

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $14 billion at September 30, 2002, approximately 50 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

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

                                                          CMS Energy Corporation

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

The types of contracts CMS Energy currently accounts for as derivative instruments include interest rate swaps, foreign currency exchange contracts, certain electric call options, fixed price weather-based gas supply call options and fixed price gas supply put options. CMS Energy does not account for electric capacity and certain energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

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

                                                          CMS Energy Corporation

unrealized gains or losses resulting from changes in fair value excluded from earnings and reported in equity as part of other comprehensive income. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

MARK-TO-MARKET ACCOUNTING

CMS MST's trading activities are accounted for under the mark-to-market method of accounting consistent with guidance provided in EITF Issue No. 98-10. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts; current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of September 30, 2002.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of June 30, 2002                                                        $109
Fair value of new contracts when entered into during the period                                                   7
Contracts realized or otherwise settled during the period (a)                                                     7
Other changes in fair value (b)                                                                                   6
-------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of September 30, 2002                                                   $129
===================================================================================================================

                                                          CMS Energy Corporation

a) Reflects value of contracts, included in June 30, 2002 values, that expired during the third quarter of 2002.
b) Reflects changes in price and net increase/decrease in size of forward positions, as well as changes to mark-to-market reserve accounts.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Fair Value of Contracts at September 30, 2002
-------------------------------------------------------------------------------------------------------------------
                                                       Total                     Maturity (in years)
                                                       ------------------------------------------------------------
Source of Fair Value                                    Fair     Less than 1     1 to    4 to        Greater than 5
                                                       Value                       3       5
-------------------------------------------------------------------------------------------------------------------
Prices actively quoted                                  $  7             $ 7      $ -     $ -                   $ -
Prices provided by other external sources                 23               7       16       -                     -
Prices based on models & other valuation methods          99              13       54      22                    10
-------------------------------------------------------------------------------------------------------------------
Total                                                   $129             $27      $70     $22                   $10
===================================================================================================================

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, CMS Energy has begun divesting its non-strategic or under-performing foreign investments.

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of September 30, 2002, the cumulative Foreign Currency Translation decreased stockholders' equity by $667 million.

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

                                                          CMS Energy Corporation

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

For the nine months ended September 30, 2002, CMS Energy recorded losses of $40 million reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, an additional $6 million, assuming exchange rates ranging from 3.00 to
4.00 Pesos per U.S. Dollar, may adversely affect 2002 earnings for CMS Energy. At September 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 3.665 Pesos per U.S. Dollar was approximately $400 million.

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

                                                          CMS Energy Corporation

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

In January 2002, CMS Energy contributed $85 million to the plan's trust accounts. This amount was comprised of $64 million of pension-related benefits and $21 million of postretirement health care and life insurance benefits. In the second and third quarters of 2002, CMS Energy made additional contributions for postretirement health care and life insurance benefits in the amount of $21 million and $20 million, respectively. CMS Energy expects to make an additional contribution to the Pension Plan of approximately $219 million in the third quarter of 2003.

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

                                                          CMS Energy Corporation

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

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries. During the first nine months of 2002, Consumers paid $255 million in common dividends and other capital distributions and Enterprises paid $749 million in common dividends and other capital distributions to CMS Energy. CMS Energy's consolidated cash requirements are met by its operating and investing activities.

OPERATING ACTIVITIES: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, distribution and sale of electricity. CMS Energy uses cash derived from its operating activities primarily to maintain its energy businesses, to maintain and expand electric and gas systems of Consumers, to pay interest on and retire portions of its long-term debt.

For the first three months of 2002, consolidated cash from operations after interest charges totaled $246 million compared to $255 million for the first three months of 2001. The $9 million decrease in cash from operations resulted primarily from a decrease in cash earnings, a significant decrease in deferred income taxes and investment tax credit and a smaller decrease in accounts receivable and accrued revenues. These uses of cash were partially offset by a larger decrease in inventories; an increase in accounts payable and accrued expenses and changes in other assets and liabilities.

For the first six months of 2002 and 2001, consolidated cash from operations after interest charges totaled $412 million and $279 million, respectively. The $133 million increase in cash from operations resulted primarily from a decrease in inventories, an increase in accounts payable and accrued expenses and change in other assets and liabilities. These sources of cash were partially offset by a decrease in cash earnings, smaller decreases in accounts receivable and accrued revenues and decreases in deferred income taxes and investment tax credit.

For the first nine months of 2002 and 2001, consolidated cash from operations after interest charges totaled $333 million and $181 million, respectively. The $152 million increase in cash from operations resulted primarily from a smaller increase in inventories and a smaller decrease in accounts payable and accrued expenses. These sources of cash were partially offset by a decrease in cash earnings, smaller decreases in

                                                          CMS Energy Corporation

accounts receivable and accrued revenues, decreases in deferred income taxes and investment tax credit and changes in other assets and liabilities.

INVESTING ACTIVITIES: For the first three months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $647 million, while net cash used in investing activities totaled $283 million for the first three months of 2001. The $930 million increase in cash reflects increased net proceeds from the sale of assets ($855 million) and a reduction in capital expenditures and investments in partnerships and unconsolidated subsidiaries ($118 million). CMS Energy's expenditures in the first three months of 2002 for its utility and diversified energy businesses, including investments and other items, were $164 million and $30 million, respectively, compared to $195 million and $107 million, respectively, during the comparable period in 2001.

For the first six months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $855 million, while net cash used in investing activities totaled $617 million for the first six months of 2001. The $1,472 million increase in cash reflects increased net proceeds from asset sales ($1,164 million) and a reduction in capital expenditures and investments in partnerships and unconsolidated subsidiaries ($315 million). CMS Energy's expenditures in the first six months of 2002 for its utility and diversified energy businesses, including investments and other items, were $316 million and $113 million, respectively, compared to $368 million and $356 million, respectively, during the comparable period in 2001.

For the first nine months of 2002, CMS Energy's consolidated net cash provided by investing activities totaled $884 million, while net cash used in investing activities totaled $959 million for the first nine months of 2001. The $1,843 million increase in cash reflects increased net proceeds from the sale of assets ($1,411 million) and a reduction in capital expenditures and investments in partnerships and unconsolidated subsidiaries ($426 million). CMS Energy's expenditures in the first nine months of 2002 for its utility and diversified energy businesses, including investments and other items, were $461 million and $187 million, respectively, compared to $532 million and $518 million, respectively, during the comparable period in 2001.

FINANCING ACTIVITIES: For the first three months of 2002, CMS Energy's net cash used in financing activities totaled $891 million, while net cash provided by financing activities totaled $17 million for the first three months of 2001. The decrease of $908 million resulted primarily from a decrease in proceeds from notes, bonds and other long-term debt ($144 million), a decrease in proceeds from the issuance of common stock ($274 million), an increase in the retirement of bonds and other long-term debt ($441 million), and an increase in the retirement of Trust Preferred Securities ($30 million).

For the first six months of 2002, CMS Energy's net cash used in financing activities totaled $1,172 million, while net cash provided by financing activities totaled $330 million for the first six months of 2001. The decrease of $1,502 million resulted primarily from an increase in the retirement of bonds and other long-term debt ($831 million), an increase in the retirement of Trust Preferred Securities ($30 million), a decrease in proceeds from Trust Preferred Securities ($125 million), a decrease in proceeds from notes, bonds and other long-term debt ($180 million), and a decrease in the issuance of common stock ($268 million).

For the first nine months of 2002, CMS Energy's net cash used in financing activities totaled $994 million, while net cash provided by financing activities totaled $770 million for the first nine months of 2001. The decrease of $1,764 million resulted primarily from a decrease in proceeds from notes, bonds and other long-term debt ($1,045 million), a decrease in proceeds from Trust Preferred Securities ($125 million), an increase in the retirement of bonds and other long-term debt ($403 million), and an increase in

                                                          CMS Energy Corporation

the retirement of Trust Preferred Securities ($331 million).

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

The following table summarizes securities issued during the first nine months of 2002:

                                                        Distribution/          Amount
                           Month Issued     Maturity       Interest Rate  (In Millions)             Use of Proceeds
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY:
GTNs Series F                   January          (1)           7.33%           $ 12      General corporate purposes
Common Stock                        (2)          n/a     11 million shares      350          Repay debt and general
                                                                               ----              corporate purposes
                                                                               $362
                                                                               ----
CONSUMERS:
Senior Notes                      March         2005           6.00%           $300                      Repay debt
                                                                               ----

Total                                                                          $662
                                                                               ====

===================================================================================================================

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

OTHER INVESTING AND FINANCING MATTERS: At September 30, 2002, the book value per share of CMS Energy Common Stock was $12.69.

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

                                                          CMS Energy Corporation

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

The CMS Energy $300 million facility does not have the foregoing restrictive covenant, but does include a limitation on cash dividends if CMS Energy's level of Cash Dividend Income (as defined by the agreement) to Interest Expense falls below 1.05 to 1.00. As a result of these dividend restrictions, CMS Energy's Board of Directors cut the CMS Energy Common Stock dividend by approximately 50 percent, to an annual rate of 72 cents per share during the third quarter of 2002. Also pursuant to restrictive covenants in its facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $190 million in common stock dividends to CMS Energy, and declared $183 million and paid $154 million for the nine months ended September 30, 2002.

The CMS Energy credit facilities have an interest rate of LIBOR plus 300 basis points. The Consumers' $250 million credit facility has an interest rate of LIBOR plus 200 basis points (although the rate may fluctuate depending on the rating of Consumers First Mortgage Bonds) and the interest rate on the $300 million term loan is LIBOR plus 450 basis points, which may fluctuate depending on the rating of Consumers' First Mortgage Bonds.

                                                          CMS Energy Corporation

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

The facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                          Limitation                      Ratio at September 30, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                                           Restated
CMS ENERGY:
Consolidated Leverage Ratio (a)               not more than 5.75 to 1.00                               5.43 to 1.00
Cash Dividend Coverage Ratio (a)              not less than 1.25 to 1.00                               2.15 to 1.00
Dividend Coverage Ratio                       not less than 1.15 to 1.00                               4.14 to 1.00
Restricted Payment Ratio (a)                  not less than 1.05 to 1.00                               2.30 to 1.00

CONSUMERS:
Debt to Capital Ratio (a)                     not more than 0.65 to 1.00                               0.52 to 1.00
Interest Coverage Ratio (a)                   not less than 2.00 to 1.00                               3.38 to 1.00
-------------------------------------------------------------------------------------------------------------------

(a) Violation of this ratio would constitute an event of default under the facility, which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

In 1994, CMS Energy executed an indenture (the "Indenture") with J.P.Morgan Chase Bank pursuant to CMS Energy's general term notes program. The Indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the Indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds
0.75 to 1.0. Upon activation of the limitation, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding at CMS Energy and at the material subsidiaries. At September 30, 2002, CMS Energy's consolidated leverage ratio was 0.75 to 1.0. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 would result in a year-end debt ratio in excess of 75 percent. This debt ratio may be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

                                                          CMS Energy Corporation

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

In addition, the construction lenders for each of the Guardian and Centennial pipeline projects, each partially owned by Panhandle, requested acceptable credit support for Panhandle's guarantee of its pro rata portion of those construction loans, which aggregate $110 million including anticipated future draws. On September 27, 2002 Panhandle's Centennial partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners will be paid credit fees by Panhandle on the outstanding balance of the guarantees for any periods for which they are in effect. This additional credit support does not remove Panhandle from its original $50 million obligation. In October 2002, Panhandle provided a letter of credit to the lenders, which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

In October 2002, Panhandle provided a letter of credit to the lenders, which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. As of September 30, 2002, Panhandle has also provided $16 million of equity contributions to Guardian.

                                                          CMS Energy Corporation

Further, one of the issuers of a joint and several surety bond in the approximate amount of $187 million supporting a CMS MST gas supply contract has demanded acceptable collateral for the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. The second issuer of the $187 million surety bond has similar rights in connection with surety bonds supporting two other CMS MST gas supply contracts, aggregating approximately $112 million. That surety bond issuer has entered into discussions with CMS MST about the possible posting of acceptable collateral for all three additional surety bonds; however, to date no legal action has commenced and no hearing date has been set by the court. CMS Energy has reached a settlement in principle that would provide the surety bond issuers with collateral and resolve one of the issuer's litigation. However, the settlement is subject to final documentation as well as approval by the banks that are party to the CMS Energy secured credit lines.

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

                                                          CMS Energy Corporation

Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                     Payments Due (Restated)
                                                  ------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 6,237        $ 158       $ 562    $1,424      $ 706               $ 3,387
   Notes payable                       235            -         235         -          -                     -
   Capital lease obligations (a)       138           50          21        19         18                    30
--------------------------------------------------------------------------------------------------------------

Off-balance sheet:
   Headquarters building lease (a)      20            7          13         -          -                     -
   Operating leases                     83            5          12         9          8                    49
   Non-recourse debt of FMLP           276           65           8        54         41                   108
   Sale of accounts receivable         325          325           -         -          -                     -
   Unconditional purchase
     Obligations                    18,049          956       1,175       929        860                14,129
--------------------------------------------------------------------------------------------------------------

a) The headquarters building capital lease is estimated to be $65 million of which a $45 million construction obligation has been incurred and recorded on Consumers' balance sheet.

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
--------------------------------------------------------------------------------------------------------------

For further information, see Note 6, Short-Term and Long-Term Financings, and Capitalization, incorporated by reference herein.

                                                          CMS Energy Corporation

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

CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ending December 31                                              2002                2003                 2004
-------------------------------------------------------------------------------------------------------------------
Consumers electric operations (a) (b)                                 $ 474                $352                $410
Consumers gas operations (a)                                            207                 151                 165
Natural gas transmission                                                150                   -                   -
Independent power production                                             50                  10                  80
Oil and gas exploration and production                                   40                   -                   -
Marketing, services and trading                                          10                   -                   -
Other                                                                    15                   -                   -
                                                                   ------------------------------------------------
                                                                      $946(c)              $513(d)             $655(d)
======================================================================================================================

a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.
b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 5, Uncertainties -- Electric Environmental Matters.
c) This amount include Panhandle's estimated capital expenditures of $124 million in 2002, which includes expenditures associated with the Trunkline LNG terminal expansion, for which an application was filed with the FERC in December 2001, estimated at $8 million in 2002.
d) These amounts exclude Panhandle's estimated capital expenditures of $112 million in 2003 and $124 million in 2004, which include expenditures associated with the Trunkline LNG terminal expansion, estimated at $33 million in 2003 and $66 million in 2004. CMS Energy is exploring the sale of Panhandle. For further information, see Outlook section of the MD&A.

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

                                                          CMS Energy Corporation

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

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices average 10 percent higher or lower, pretax operating income for the subsequent nine months would increase or decrease by $1 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows as of September 30, 2002 . The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities.

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

As of September 30, 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $8 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of September 30, 2002, Consumers had an asset of $30 million, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2002, the fair value based on quoted future market prices of gas supply-related call and put option contracts was $1 million. At September 30,

                                                          CMS Energy Corporation

2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $0.3 million.

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

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with Trust Preferred Securities, and from interest rate swaps. CMS Energy uses a combination of fixed-rate and variable-rate debt, as well as interest rate swaps to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. CMS Energy employs these strategies to provide a balance between risk and the lowest cost of capital. At September 30, 2002, the carrying amounts of long-term debt and Trust Preferred Securities were $5.6 billion and $0.9 billion, respectively, with corresponding fair values of $5.2 billion and $0.7 billion, respectively. Based on a sensitivity analysis at September 30, 2002, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase, respectively, by approximately $7 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $365 million to the fair value of its long-term debt and Trust Preferred Securities if it had to refinance all of its long-term fixed-rate debt and Trust Preferred Securities. CMS Energy does not intend to refinance its entire fixed-rate debt and Trust Preferred Securities in the near term and believes that any adverse change in interest rates would not have a material effect on CMS Energy's consolidated financial position as of September 30, 2002.

At September 30, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $294 million was $9 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. Dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For the first nine months of 2002, the mark-to-market adjustment for hedging was approximately zero of the total net foreign currency translation adjustment of $434 million of which approximately $400 million was related to the Argentine currency translation adjustment. Based on a sensitivity analysis at September 30, 2002, a 10 percent adverse shift in currency exchange rates would not have a material effect on CMS Energy's consolidated financial position or results of operations. At September 30, 2002, the estimated fair value of the foreign exchange hedges was immaterial.

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

OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets. As discussed above, for the remainder of 2002 and during 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy and its subsidiaries also have approximately $1.6 billion of publicly issued and credit facility debt maturing in 2003, including the CMS Energy credit facilities described above. In addition, CMS Energy may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above.

CMS Energy is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan, which involves the sale of non-strategic and under-performing assets, reduced capital expenditures, cost reductions and other measures. As noted elsewhere in this MD&A, CMS Energy has improved its liquidity through asset sales, with a total of approximately $2.7 billion in cash proceeds from such sales over the past two years. CMS Energy believes that further targeted asset sales, together with further reductions in operating expenses and capital expenditures, will also contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximately $1.6 billion in 2003 debt maturities.

On November 26, 2002, CMS Energy's various bank groups waived delivery of financial statements for the period ended September 30, 2002 until February 28, 2003. CMS Energy provided the banks with the required financial statements before the waivers expired.

CMS Energy's January 15, 1994 indenture restricts CMS Energy from incurring additional indebtedness when the debt ratio is in excess of 75 percent. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 would result in a year-end debt ratio in excess of 75 percent. In this event, CMS Energy and certain of its subsidiaries other than Consumers will be restricted from incurring new indebtedness until this condition is remedied. This restriction will not prevent CMS Energy from refinancing existing indebtedness or incurring up to $1 billion in bank financing. This debt ratio could be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

It should be noted that CMS Energy has historically met its liquidity needs through a combination of operating and investing activities, including through access to bank financing and the capital markets. As a result of the impact of the re-audit and restatement, ratings downgrades and related changes in its financial situation, CMS Energy's access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. There can be no assurance that the financial improvement plan will be successful, or that the necessary bank waivers will be obtained and the debt ratio lowered. A failure to

                                                          CMS Energy Corporation

achieve any of these goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

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

In August 2002, CMS Energy began exploring the sale of Panhandle and CMS Field Services business units as part of its ongoing effort to strengthen its balance sheet, improve credit ratings and enhance financial flexibility. The Panhandle units to be considered for sale are Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Sea Robin, Pan Gas Storage and Panhandle's interests in LNG Holdings, Guardian and Centennial. CMS Energy has begun assessing the market's interest in purchasing this pipeline and field services businesses and it is reviewing the financial, legal and regulatory issues associated with the possible sale.

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on

                                                          CMS Energy Corporation

the sale of CMS Oil and Gas's properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $232 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The combined sales will result in an after-tax loss of approximately $82 million, which is included in discontinued operations at September 30, 2002.

In October 2002, CMS Land executed a settlement agreement abandoning its 50 percent ownership interest in Bay Harbor Company, LLC, a real estate development company located in the northwestern region of Michigan's lower peninsula. The settlement agreement requires CMS Land to pay $16 million to Bay Harbor in consideration for certain indemnities and past liabilities assumed by Bay Harbor. CMS Land's investment in Bay Harbor at September 30, 2002 was $9 million.

DIVERSIFIED ENERGY OUTLOOK

NATURAL GAS TRANSMISSION OUTLOOK: Panhandle has a one-third interest in Guardian Pipeline, L.L.C., which is currently constructing a 141-mile, 36-inch pipeline from Illinois to southeastern Wisconsin for the transportation of natural gas beginning late 2002. Upon completion of the project, Trunkline will operate and maintain the pipeline. Panhandle also has a one-third interest in the Centennial Pipeline LLC, which operates a 720-mile, 26-inch pipeline extending from the U.S. Gulf Coast to Illinois for the transportation of interstate refined petroleum products. The pipeline began commercial service in April 2002.

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

In October 2001, CMS Energy and Sempra Energy announced an agreement to jointly develop a major new LNG receiving terminal to bring much-needed natural gas supplies into northwestern Mexico and southern California. Since the October 2001 announcement, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's top priority is to reduce debt and improve the balance sheet, which will require restraint in capital spending. As a result, Panhandle will not be an equity partner in the project, but is negotiating to participate as the LNG plant operator and will also provide technical support during the development of the project, which is currently estimated to commence commercial operations in 2007.

                                                          CMS Energy Corporation

The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy as of September 30, 2002.

CMS Energy has completed the goodwill impairment testing at Panhandle which resulted in a $601 million pretax write-down ($369 million after-tax) in accordance with SFAS No.142, reflected retroactively to the first quarter of 2002, as a cumulative effect of change in accounting for goodwill, shown in discontinued operations. For further information, see Note 4, Goodwill.

In August of 2002, the FERC issued a NOPR concerning the management of funds from a FERC-regulated subsidiary by a non-FERC regulated parent. The proposed rule would establish limits on the amount of funds that could be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements would also require participants to provide documentation of certain transactions. In the NOPR, the FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings.

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

MARKETING, SERVICES AND TRADING OUTLOOK: Dynamic changes in the energy trading markets over the past year have resulted in a deterioration of credit quality, loss of market liquidity and a heightened sensitivity to earnings volatility. Management cannot predict what effect these events may have on the liquidity of the trading markets in the short-term, but credit constraints continue to severely limit CMS MST's ability to actively manage and optimize its open positions. These changes have forced a significant change in CMS MST's business strategy. CMS MST will continue to streamline its portfolio to reduce outstanding credit guarantees as well as its non-core businesses. A sale of CMS MST's wholesale structured power and gas business is expected to be complete by the first quarter of 2003. The sale of the company's non-core retail offices and its energy conservation unit, CMS Viron, are expected to be complete by the first quarter of 2003, however, management cannot make any assurances as to when these asset sales will actually occur.

                                                          CMS Energy Corporation

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

SEC INVESTIGATION: CMS Energy is cooperating with investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorneys Offices regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

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

                                                          CMS Energy Corporation

States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy common stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy is seeking to elect two new members to its Board of Directors to serve as an independent investigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

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

                                                          CMS Energy Corporation

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

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In

                                                          CMS Energy Corporation

October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers has filed a renewed motion for a stay of the effectiveness of the Code of Conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers is continuing to explore its options, which may include seeking an appeal of the Michigan Court of Appeals' ruling. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate-pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct.

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

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's

                                                          CMS Energy Corporation

capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO. For further information, see Note 5, Uncertainties, "Electric Rate Matters -- Transmission."

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

                                                          CMS Energy Corporation

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

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Basis of Presentation, and Note 5, Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate Matters -- Electric Proceedings."

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

                                                          CMS Energy Corporation

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested a $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. See Note 5, Uncertainties "Gas Rate Matters -- Gas Rate Case" for further information.

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

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they might include interest that would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

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

CONSUMERS' OTHER OUTLOOK

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior

                                                          CMS Energy Corporation

years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy as of September 30, 2002.

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

SUBSEQUENT EVENTS

Subsequent to November 14, 2002, the date of filing CMS Energy's Form 10-Q for the third quarter 2002, a number of material events have occurred. These material events have been disclosed in CMS Energy's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2002, filed with the SEC on July 1, 2003, CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, each of which is incorporated by reference herein. In addition to the events disclosed in the above referenced documents, see below for a summary of events that have occurred subsequent to July 1, 2003, the date of filing CMS Energy's Form 10-K/A Amendment No. 2 with the SEC.

DISCLOSURE CONTROLS

CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report on Form 10-Q/A. Based on these evaluations, CMS Energy's CEO and CFO have concluded that CMS Energy's disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in CMS Energy's internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

LIQUIDITY AND CAPITAL RESOURCES

CMS ENERGY PARENT LEVEL LIQUIDITY

In July 2003, CMS Energy paid down $150 million principal amount of CMS Energy's 8.375% Reset Put Securities due 2013. As a result, CMS Energy recorded a charge of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities.

In July, 2003, CMS Energy issued $150 million of 3.375% convertible senior notes due 2023 and $300 million of 7.75% senior notes due 2010. The securities, offered in a private placement under Rule 144A of the Securities Act of 1933, were purchased at closing by certain financial institutions as initial purchasers.

                                                          CMS Energy Corporation

CMS Energy has granted the initial purchasers an option to purchase up to an additional $50 million of the convertible senior notes for a period of 45 days after closing. Closing on the sales of the notes occurred on July 16, 2003 for the convertible senior notes and July 17, 2003 for the senior notes.

CMS Energy may redeem all or part of the senior notes at any time, for a price equal to 100 percent of the principal amount of the senior notes to be redeemed plus any accrued and unpaid interest, and additional amounts, if any, to the redemption date. CMS Energy may redeem all or part of the convertible senior notes on or after July 15, 2008, for a price equal to 100 percent of the principal amount of the convertible senior notes to be redeemed plus any accrued and unpaid interest, and additional amounts owed, if any, to the redemption date.

Holders of the convertible senior notes will have the right to require CMS Energy to repurchase all or any part of their convertible senior notes at a repurchase price equal to 100 percent of the principal amount of the convertible senior notes, plus accrued and unpaid interest and additional amounts, if any, on July 15, 2008, July 15, 2013 and July 15, 2018.

Holders of the convertible senior notes may convert their notes prior to maturity into shares of CMS Energy Common Stock under certain circumstances at a conversion price of $10.671 per share (subject to adjustment in certain events). The senior notes and convertible senior notes, as well as the underlying CMS Energy Common Stock issuable upon conversion, have not been registered under the Securities Act of 1933, although CMS Energy is contractually committed to register the replacement senior notes and convertible senior notes, as well as the CMS Energy Common Stock.

The approximately $433 million of net proceeds from these offerings will be applied to retire a portion of debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75% Senior Notes due January 2004. If exercised, the proceeds from the initial purchasers' option for the additional $50 million convertible senior notes would be used to refinance existing indebtedness.

CORPORATE OUTLOOK

In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for approximately $112.6 million in cash and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2005 through 2009. The net sales proceeds of approximately $100.4 million were used to reduce debt.

Effective June 30, 2003, CMS Energy completed the sale of CMS Viron to Chevron Energy Solutions as part of its ongoing asset sale program.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

Securitization: In June 2003, the MPSC issued a financing order authorizing the issuance of $554 million of Securitization bonds. The order approved Consumers' request to securitize costs associated with federal Clean Air Act expenditures, retail open access implementation costs and expenses associated with the issuance of the securitization bonds. The order also directed that the securitization charges be designed such that retail open access customers would pay a significantly smaller charge than would full

                                                          CMS Energy Corporation

service customers. On July 1, 2003, Consumers filed a petition for rehearing and clarification of certain portions of the order with the MPSC, including the portion dealing with the design of the securitization charges. Depending upon the results and timing of the rehearing and if there are no court appeals and no delays in the offering process, Consumers anticipates, but cannot assure, that securitization bonds could be issued during the first quarter of 2004.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its GCR factor for the remainder of their current GCR plan year and to implement a quarterly ceiling price adjustment mechanism. This order will increase the likelihood that Consumers will recover the higher costs associated with its gas purchases in a more timely manner.

ENTERPRISES' OUTLOOK

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 megawatts Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its operating and debt-service obligations. LYPP currently has A$500 million of term bank debt that, pursuant to prior extensions from the lenders, was scheduled to mature on July 11, 2003. A further extension was received such that this debt now is scheduled to mature on November 11, 2003. The partners in LYPP (including affiliates of CMS Generation, NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) or a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for about A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has indicated its concern with the potential anticompetitive effects of this transaction. Closing is targeted for early September 2003, however, given the regulatory uncertainties, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than November 2, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a period of exclusivity while the conditions of the purchase are satisfied. The signing of the share sale agreement allows GEAC to begin discussions with LYPP's lenders to pursue a debt restructuring. The proceeds to CMS Energy for its equity share of LYPP are estimated to be approximately $55 million. However, the ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its equity investment in the LYPP. CMS Energy has previously written off its equity investment in the

                                                          CMS Energy Corporation

LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $119 million at June 30, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

In July 2003, CMS Energy and The National Power Company, through their joint venture Jubail Energy Company (JEC), closed a $170 million limited recourse project financing for construction of a co-generation plant designed to produce up to 250 MW and 510 tons of industrial steam per hour. The plant will be located within the Saudi Petrochemical Company's (SADAF) complex at the Jubail Industrial City in Saudi Arabia. CMS Energy owns 25 percent of JEC, which has entered into a long-term contract with SADAF for the entire output of the plant. The plant is expected to be in operation in 2005 and will be the first independent power plant in Saudi Arabia.

NEW ACCOUNTING STANDARD

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 is effective July 1, 2003.

CMS Energy has determined that Consumers Power Company Financing I, Consumers Energy Company Financing II, Consumers Energy Company Financing III, Consumers Energy Company Financing IV, and CMS Energy Trust I securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. Beginning July 1, 2003, these securities will be reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet at fair value.

CMS Energy has determined that CMS Energy Trust Securities III have both equity and liability characteristics. The securities include both a future stock purchase contract and a preferred security. CMS Energy is continuing to evaluate the overall effect of SFAS No. 150.

                          CMS ENERGY CORPORATION
                    Consolidated Statements of Income
                               (Unaudited)
                        (As Restated, See Note 10)


                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
September 30                                                               2002       2001       2002       2001
-----------------------------------------------------------------------------------------------------------------
                                                                           In Millions, Except Per Share Amounts
OPERATING REVENUE

  Electric utility                                                      $   774    $   738      2,013    $ 2,026
  Gas utility                                                               134        150      1,002        928
  Natural gas transmission                                                   13         20         38         59
  Independent power production                                               91         97        282        314
  Marketing, services and trading                                         1,557        910      3,581      2,951
  Other                                                                      10        (17)        63        (32)
                                                                        -----------------------------------------
                                                                          2,579      1,898      6,979      6,246
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                             87         67        264        210
    Purchased and interchange power - Marketing, services and trading     1,067        349      1,993        770
    Purchased and interchange power                                         157        222        348        488
    Purchased power - related parties                                       143        155        416        399
    Cost of gas sold - Marketing, services and trading                      429        524      1,380      1,993
    Cost of gas sold                                                         71         92        708        716
    Other                                                                   249        211        646        671
                                                                        -----------------------------------------
                                                                          2,203      1,620      5,755      5,247
  Maintenance                                                                49         46        157        161
  Depreciation, depletion and amortization                                   89         89        297        285
  General taxes                                                              46         44        151        147
  Reduced asset valuations                                                    -        228          -        228
                                                                        -----------------------------------------
                                                                          2,387      2,027      6,360      6,068
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  Electric utility                                                          175         69        406        294
  Gas utility                                                               (14)        (1)        68         80
  Natural gas transmission                                                   (3)       (31)        (8)       (20)
  Independent power production                                               38       (124)       103        (70)
  Marketing, services and trading                                            15         (8)        25        (40)
  Other                                                                     (19)       (34)        25        (66)
                                                                        -----------------------------------------
                                                                            192       (129)       619        178
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                          (8)       (10)       (23)       (28)
  Gain (loss) on asset sales, net                                            13          -         61         (2)
  Other, net                                                                 (3)        14         (4)        26
                                                                        -----------------------------------------
                                                                              2          4         34         (4)
-----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INTEREST AND TAXES                                   194       (125)       653        174
-----------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                109         96        305        307
  Other interest                                                              5         18         19         46
  Capitalized interest                                                       (5)        (5)       (12)       (32)
  Preferred dividends                                                         -          -          1          1
  Preferred securities distributions                                         18         25         68         71
                                                                        -----------------------------------------
                                                                            127        134        381        393
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                     67       (259)       272       (219)

INCOME TAXES (BENEFITS)                                                      55        (84)       130        (79)

MINORITY INTERESTS                                                            -          1          1          2
                                                                        -----------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     12       (176)       141       (142)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
     BENEFIT OF $7 AND $101 IN 2002, AND TAX BENEFIT OF $25 AND
     TAX EXPENSE OF $14 IN 2001, RESPECTIVELY                                24       (202)      (154)      (154)
                                                                        -----------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                     36       (378)       (13)      (296)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
    INSTRUMENTS, NET OF TAX EXPENSE OF $1, $-, $10 AND
    $6, RESPECTIVELY                                                          1          -         18          9
                                                                        -----------------------------------------


CONSOLIDATED NET INCOME (LOSS)                                          $    37    $  (378)   $     5    $  (287)
=================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                                                     (AS RESTATED, SEE NOTE 10)
                                                                                                         THREE MONTHS ENDED
SEPTEMBER 30                                                                                             2002          2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                       In Millions, Except Per Share Amounts
CMS ENERGY
                     NET INCOME (LOSS)
                            Net Income (Loss) Available to Common Stock                                $   37       $  (378)
                                                                                                    ========================

                     BASIC EARNINGS PER AVERAGE COMMON SHARE
                            Income (Loss) from Continuing Operations                                   $ 0.08       $ (1.33)
                            Income (Loss) from Discontinued Operations                                   0.17         (1.52)
                            Income from Cumulative Effect of Change in Accounting                        0.01             -
                                                                                                    ------------------------
                            Net Income (Loss) Attributable to Common Stock                             $ 0.26       $ (2.85)
                                                                                                    ========================

                     DILUTED EARNINGS PER AVERAGE COMMON SHARE
                            Income (Loss) from Continuing Operations                                   $ 0.08       $ (1.33)
                            Income (Loss) from Discontinued Operations                                   0.17         (1.52)
                            Income from Cumulative Effect of Change in Accounting                        0.01             -
                                                                                                    ------------------------
                            Net Income (Loss) Attributable to Common Stock                             $ 0.26       $ (2.85)
                                                                                                    ========================

                     DIVIDENDS DECLARED PER COMMON SHARE                                               $ 0.18       $ 0.365
----------------------------------------------------------------------------------------------------------------------------



                                                                                                (AS RESTATED, SEE NOTE 10)
                                                                                                     NINE MONTHS ENDED
SEPTEMBER 30                                                                                        2002           2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                In Millions, Except Per Share Amounts
CMS ENERGY
                     NET INCOME (LOSS)
                            Net Income (Loss) Available to Common Stock                              $    5       $  (287)
                                                                                                    ======================

                     BASIC EARNINGS PER AVERAGE COMMON SHARE
                            Income (Loss) from Continuing Operations                                 $ 1.03       $ (1.09)
                            Income (Loss) from Discontinued Operations                                (1.12)        (1.18)
                            Income from Cumulative Effect of Change in Accounting                      0.13          0.07
                                                                                                    ----------------------
                            Net Income (Loss) Attributable to Common Stock                           $ 0.04       $ (2.20)
                                                                                                    ======================

                     DILUTED EARNINGS PER AVERAGE COMMON SHARE
                            Income (Loss) from Continuing Operations                                 $ 1.03       $ (1.09)
                            Loss from Discontinued Operations                                         (1.12)        (1.18)
                            Income from Cumulative Effect of Change in Accounting                      0.13          0.07
                                                                                                    ----------------------
                            Net Income (Loss) Attributable to Common Stock                           $ 0.04       $ (2.20)
                                                                                                    ======================

                     DIVIDENDS DECLARED PER COMMON SHARE                                             $ 0.91       $ 1.095
--------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                          CMS Energy Corporation



                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)

                                                                                                             NINE MONTHS ENDED
SEPTEMBER 30                                                                                              2002                2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)                                                                        $     5             $  (287)
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $5 and $5, respectively)                                                       297                 285
        Reduced asset valuations                                                                              -                 228
        Discontinued operations (Note 2)                                                                    127                 187
        Capital lease and debt discount amortization                                                         14                   7
        Accretion expense                                                                                    23                  28
        Deferred income taxes and investment tax credit                                                    (294)                 36
        Undistributed earnings from related parties                                                         (71)                (37)
        (Gain) loss on the sale of assets                                                                   (61)                  2
        Cumulative effect of an accounting change                                                           (18)                 (9)
        Changes in other assets and liabilities:
         Decrease in accounts receivable and accrued revenues                                               322                 393
         Increase in inventories                                                                            (47)               (321)
         Decrease in accounts payable and accrued expenses                                                 (130)               (554)
         Changes in other assets and liabilities                                                            166                 223
                                                                                                        ----------------------------
        Net cash provided by operating activities                                                           333                 181
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                                        (538)               (848)
  Investments in partnerships and unconsolidated subsidiaries                                               (49)               (165)
  Cost to retire property, net                                                                              (53)                (73)
  Investment in Electric Restructuring Implementation Plan                                                   (6)                 (9)
  Investments in nuclear decommissioning trust funds                                                         (5)                 (5)
  Proceeds from nuclear decommissioning trust funds                                                          19                  21
  Proceeds from sale of assets                                                                            1,533                 122
  Other                                                                                                     (17)                (2)
                                                                                                        ----------------------------
        Net cash provided by (used in) investing activities                                                 884                (959)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                                      726               1,771
  Proceeds from trust preferred securities                                                                    -                 125
  Issuance of common stock                                                                                  362                 334
  Retirement of bonds and other long-term debt                                                           (1,453)             (1,050)
  Retirement of trust preferred securities                                                                 (331)                  -
  Repurchase of common stock                                                                                  -                  (5)
  Payment of common stock dividends                                                                        (124)               (140)
  Decrease in notes payable, net                                                                           (163)               (250)
  Payment of capital lease obligations                                                                      (11)                (17)
  Other financing                                                                                             -                   2
                                                                                                        ----------------------------
        Net cash provided by (used in) financing activities                                                (994)                770
-------------------------------------------------------------- ---------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                              223                  (8)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                                    127                 141
                                                                                                        ----------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                                      $   350             $   133
====================================================================================================================================

                                                          CMS Energy Corporation

                                                                                                       (AS RESTATED, SEE NOTE 10)
                                                                                                           NINE MONTHS ENDED
SEPTEMBER 30                                                                                           2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:                             IN MILLIONS
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                          $ 326                   $ 295
  Income taxes paid (net of refunds)                                                                    (42)                     (6)
  Pension and OPEB cash contributions                                                                   126                     103
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                             $   -                   $  13
  Other assets placed under capital lease                                                                50                      23

====================================================================================================================================


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               CMS ENERGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                             (AS RESTATED, SEE NOTE 10)


ASSETS                                                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                                                              2002        DECEMBER 31        2001
                                                                                           (UNAUDITED)       2001        (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                           $ 7,504        $ 7,661        $ 7,513
  Gas utility                                                                                  2,692          2,593          2,566
  Natural gas transmission                                                                       208            205            201
  Independent power production                                                                   699            916            888
  Other                                                                                          125            110             88
                                                                                             ---------------------------------------
                                                                                              11,228         11,485         11,256
  Less accumulated depreciation, depletion and amortization                                    6,060          6,158          6,086
                                                                                             ---------------------------------------
                                                                                               5,168          5,327          5,170
  Construction work-in-progress                                                                  466            521            463
                                                                                             ---------------------------------------
                                                                                               5,634          5,848          5,633
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                                   703            714            753
  Natural gas transmission                                                                       176            577            597
  Midland Cogeneration Venture Limited Partnership                                               370            300            296
  First Midland Limited Partnership                                                              250            253            249
  Other                                                                                           74            117            118
                                                                                             ---------------------------------------
                                                                                               1,573          1,961          2,013
------------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                         350            127            133
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $5, $5 and $6, respectively                                                    102            219            165
  Accounts receivable - Marketing, services and trading,
    less allowances of $9, $9 and $10, respectively                                              276            295            300
  Accounts receivable and notes receivable - related parties                                     103            190            153
  Inventories at average cost
    Gas in underground storage                                                                   635            590            617
    Materials and supplies                                                                        87             89             84
    Generating plant fuel stock                                                                   49             52             49
  Assets held for sale                                                                           338            471            518
  Price risk management assets                                                                   211            327            384
  Prepayments and other                                                                          139            200            131
                                                                                             ---------------------------------------
                                                                                               2,290          2,560          2,534
------------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                                            699            717            710
    Postretirement benefits                                                                      191            209            214
    Abandoned Midland Project                                                                     11             12             12
    Other                                                                                        173            167            169
  Assets held for sale                                                                         2,249          3,480          3,430
  Price risk management assets                                                                   276            368            329
  Nuclear decommissioning trust funds                                                            530            581            568
  Notes receivable - related party                                                               203            177            163
  Notes receivable                                                                               126            130            137
  Other                                                                                          442            565            636
                                                                                             ---------------------------------------
                                                                                               4,900          6,406          6,368
                                                                                             ---------------------------------------
TOTAL ASSETS                                                                                 $14,397        $16,775        $16,548
====================================================================================================================================



STOCKHOLDERS' INVESTMENT AND LIABILITIES                                     (AS RESTATED, SEE NOTE 10)
                                                                     September 30                 SEPTEMBER 30
                                                                             2002   December 31           2001
                                                                      (Unaudited)          2001    (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 144.1 shares,
      133.0 shares and 132.6 shares, respectively                      $      1       $      1       $      1
    Other paid-in-capital                                                 3,619          3,257          3,265
    Other comprehensive loss                                               (721)          (269)          (300)
    Retained deficit                                                     (1,070)          (951)          (790)
                                                                       --------------------------------------
                                                                       $  1,829       $  2,038       $  2,176
  Preferred stock of subsidiary                                              44             44             44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                     393            694            694
  Company-obligated mandatorily redeemable preferred securities
    of Consumers' subsidiaries (a)                                          490            520            520
  Long-term debt                                                          5,648          5,840          6,222
  Non-current portion of capital leases                                     110             71             61
                                                                       --------------------------------------
                                                                          8,514          9,207          9,717
-------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                           12             24             28
                                                                       --------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                      601          1,016            801
  Notes payable                                                             235            416            153
  Accounts payable                                                          308            359            360
  Accounts payable - Marketing, services and trading                        170            236            144
  Accrued interest                                                          114            135            142
  Accrued taxes                                                             259            111             42
  Accounts payable - related parties                                         56             54             62
  Liabilities held for sale                                                 317            639            553
  Price risk management liabilities                                         180            367            468
  Current portion of purchase power contracts                                29             24             22
  Current portion of gas supply contract obligations                         24             22             22
  Deferred income taxes                                                      11             49              6
  Other                                                                     243            243            283
                                                                       --------------------------------------
                                                                          2,547          3,671          3,058
-------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                   306            356            331
  Deferred income taxes                                                     570            824            718
  Deferred investment tax credit                                             92            102            104
  Regulatory liabilities for income taxes, net                              282            276            270
  Liabilities held for sale                                               1,321          1,376          1,420
  Price risk management liabilities                                         178            287            278
  Gas supply contract obligations                                           246            266            271
  Power purchase agreement -  MCV Partnership                                30             52             61
  Other                                                                     299            334            292
                                                                       --------------------------------------
                                                                          3,324          3,873          3,745
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                         $ 14,397       $ 16,775       $ 16,548
=============================================================================================================


(a) FOR FURTHER DISCUSSION, SEE NOTE 6 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)


                                                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
SEPTEMBER 30                                                                           2002       2001       2002       2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   In Millions
COMMON STOCK
  At beginning and end of period                                                      $     1    $     1    $     1    $     1
------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                3,317      3,264      3,257      2,936
  Common stock repurchased                                                                  -         (5)         -         (5)
  Common stock reacquired                                                                  (1)         -         (2)         -
  Common stock issued                                                                     303          6        364        334
                                                                                      ----------------------------------------
      At end of period                                                                  3,619      3,265      3,619      3,265
------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                                 (7)        (4)        (5)        (2)
    Unrealized gain (loss) on investments (a)                                               1         (1)        (1)        (3)
                                                                                      ----------------------------------------
      At end of period                                                                     (6)        (5)        (6)        (5)


  Derivative Instruments (c)
    At beginning of period (b)                                                            (29)       (24)       (31)        13
    Unrealized gain (loss) on derivative instruments (a)                                  (21)       (15)       (22)       (44)
    Reclassification adjustments included in consolidated net income (loss) (a)             2          -          5         (8)
                                                                                      ----------------------------------------
      At end of period                                                                    (48)       (39)       (48)       (39)
------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                 (650)      (253)      (233)      (206)
  Change in foreign currency translation (a)                                              (17)        (3)      (434)       (50)
                                                                                      ----------------------------------------
      At end of period                                                                   (667)      (256)      (667)      (256)
------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                               (1,080)      (316)      (951)      (313)
  Consolidated net income (loss) (a)                                                       37       (378)         5       (287)
  Common stock dividends declared                                                         (27)       (96)      (124)      (190)
                                                                                      ----------------------------------------
      At end of period                                                                 (1,070)      (790)    (1,070)      (790)
                                                                                      ----------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                     $ 1,829    $ 2,176    $ 1,829    $ 2,176
==============================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
         Investments
       Unrealized gain (loss) on investments, net of tax of
             $(1), $1, $- and $1, respectively                                        $     1    $    (1)   $    (1)   $    (3)
       Derivative Instruments
           Unrealized loss on derivative instruments,
             net of tax of $3, $2, $2 and $13, respectively                               (21)       (15)       (22)       (44)
           Reclassification adjustments included in consolidated net income (loss),
             net of tax of $(2), $-, $(3) and $4, respectively                              2          -          5         (8)
       Foreign currency translation, net                                                  (17)        (3)      (434)       (50)
       Consolidated net income (loss)                                                      37       (378)         5       (287)
                                                                                      ----------------------------------------

       Total Consolidated Comprehensive Income (Loss)                                 $     2    $  (397)   $  (447)   $  (392)
                                                                                      ========================================

(b) Nine months ended September 30, 2001 is the cumulative effect of change in accounting principle, net of $(8) tax (Note 1).

(c)  Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the
       MCV Partnership and Taweelah as follows:
             MCV Partnership:
             At the beginning of the period                                           $     1       $ (6)  $    (8)      $  -
             Cumulative effect of change in accounting for derivative instruments           -          -         -          5
             Unrealized gain (loss) on derivative instruments                               1         (3)        7        (15)
             Reclassification adjustments included in net income                            2         (1)        5          -
                                                                                      ----------------------------------------
             At the end of the period                                                 $     4       $(10)  $     4       $(10)
                                                                                      ========================================
             Taweelah:
             At the beginning of the period                                           $     -       $  -    $     -        $ -
             Unrealized gain (loss) on derivative instruments                             (24)         -        (24)         -
                                                                                      ----------------------------------------
             At the end of the period                                                 $   (24)      $  -    $   (24)       $ -
                                                                                      ========================================




THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CMS Energy's consolidated financial statements for the quarterly periods ended September 30, 2002 and 2001 have been restated, as discussed in Note 10, Restatement, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as, completion of its restatement of the consolidated financial statements for the quarters of 2002 and 2001.

Except for the addition of Notes 10, 11, 12 and 13 the following notes to the consolidated financial statements have generally only been modified for the effects of the restatement. This document should be read in conjunction with CMS Energy's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2002, CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003 and CMS Energy's Form 8-K, each of which is incorporated by reference herein, and were filed with the SEC on July 1, 2003, May 14, 2003 and June 24, 2003, respectively.

MODIFIED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, CMS Energy announced that it would restate its consolidated financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form a Special Committee to investigate these trades. Following this announcement, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that it would be unable to give an opinion on CMS Energy's restated financial statements when they were completed. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers and Panhandle for the applicable years, the re-audit did include audit work at Consumers and Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has made, in consultation with Ernst & Young, certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the quarters of 2001, the years ended December 31, 2001 and 2000, and the quarters of 2002 have been restated from amounts previously reported. At

                                                          CMS Energy Corporation

the time it adopted the accounting treatment for these items, CMS Energy believed that such accounting was appropriate under accounting principles generally accepted in the United States.

A summary of the principal effects of the restatement on CMS Energy's consolidated financial statements for the quarterly periods ended March 31, June 30, and September 30, 2002 and are contained in Note 10, Restatement, and unaudited restated financial statements for the first and second quarters of 2002, with comparable restated periods for 2001, are contained in Note 12, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements.

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with SEC rules and regulations, and reflect all normal recurring adjustments, which in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. In accordance with SEC rules and regulations, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2001. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. For the three and nine months ended September 30, 2002, undistributed equity earnings were $14 million and $71 million, respectively compared to $40 million and $37 million for the three and nine months ended September 30, 2001. Intercompany transactions and balances have been eliminated.

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

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated distribution customers. As of September 30, 2002, Consumers had a net investment in electric supply facilities of $1.426 billion included in electric plant and property. See
Note 5, Uncertainties, "Consumers Electric Rate Matters -- Electric Restructuring."

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

The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

---------------------------------------------------------------------------------------
                                                                            In Millions
---------------------------------------------------------------------------------------
Fair value of derivative assets                                                     $35
Fair value of derivative liabilities                                                 14
Increase in accumulated other comprehensive income, net of tax                        7
---------------------------------------------------------------------------------------

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

                                                          CMS Energy Corporation

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

For further discussion of derivative activities, see Note 5, Uncertainties, "Other Consumers' Electric Utility Uncertainties -- Derivative Activities" and "Other Consumers' Gas Utility Uncertainties -- Derivative Activities".

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

                                                          CMS Energy Corporation

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

Restructuring and other costs for the year-to-date September 30, 2002, which are reported in operating expenses ($41 million) and fixed charges ($12 million) includes:

     o Involuntary termination benefits of $17 million for officers and employees.
     o   Consulting and restructuring fees of $12 million to assist CMS
         Energy to arrange credit facilities related to the July 2002 debt renegotiations.
     o The $12 million of expense associated with responding to and/or defending against investigations and lawsuits related to round-trip trading. These expenses could total $21 million for attorneys' fees and costs. Potential insurance proceeds may total $12 million, reducing these expenses to $9 million.
     o Expenses for future rentals of $7 million have been accrued in connection with relocating the corporate headquarters to Jackson, Michigan. The relocation is expected to be complete by June 2003.
     o Other expenses, including the cost of re-auditing 2000 and 2001 total $5 million.

Of the above $53 million, $12 million has been paid for consulting and restructuring fees and $10 million has been paid for severance and benefits as of September 30, 2002.

Additional restructuring and other costs are expected in the fourth quarter of 2002 of approximately $5 million related to relocating the corporate headquarters, terminating approximately 30 employees, and additional legal expenses for litigation issues. In the first half of 2003, restructuring and other costs related to relocating employees and other headquarters expenses are expected to be $2 million. The relocation is expected to occur between March and June 2003.

TAX LOSS ALLOCATION: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a

                                                          CMS Energy Corporation

reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provision of CMS Energy as of September 30, 2002.

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

In September 2002, CMS Energy closed on the sale of the stock of CMS Oil and Gas and the stock of a subsidiary of CMS Oil and Gas that holds property in Venezuela. In October 2002, CMS Energy closed on the sale of CMS Oil and Gas' properties in Colombia. As a result of these closings, CMS Energy has completed its exit from the oil and gas exploration and production business. The proceeds from the combined sales total approximately $232 million and have been used to retire the remaining balance on a $150 million Enterprises term loan due in December 2002 and a portion of a $295.8 million CMS Energy loan due March 2003. The combined sales resulted in a loss of approximately $126 million ($82 million, net of tax), which is included in discontinued operations at September 30, 2002.

In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enables building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. CMS Viron's strongest markets are in the mid Atlantic, Midwest and California. CMS MST, upon announcing its intention to put CMS Viron up for sale, was required to measure the assets and liabilities of CMS Viron at the lower of the carrying value or the fair value less cost to sell in accordance with SFAS No. 144. After evaluating all of the relevant facts and circumstances including third-party bid data and liquidation analysis, an impairment charge of $6 million, net of tax, was reflected as an estimated loss on discontinued operations in accordance with the provisions of SFAS No. 144. CMS Energy is actively seeking a buyer for the assets of CMS Viron and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $47 million loss ($31 million, net of tax)

                                                          CMS Energy Corporation

in discontinued operations.

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

The summary of balance sheet information below represents those entities that, as of September 30, 2002, are still in the disposal process, including Panhandle, CMS Viron, Field Services, and International Energy Distribution. The assets and liabilities of the discontinued operations are shown as separate components in the consolidated balance sheets of CMS Energy.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                        Restated                        Restated
September 30                                                                2002                            2001
----------------------------------------------------------------------------------------------------------------
ASSETS
    Cash                                                                 $    60                         $    62
    Accounts receivable, net                                                 139                             300
    Materials and supplies                                                    86                              62
    Other                                                                     53                              94
----------------------------------------------------------------------------------------------------------------
    Total Current Assets Held For Sale                                   $   338                         $   518
----------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                   $ 1,958                         $ 2,466
    Unconsolidated investments                                               104                              83
    Goodwill                                                                 136                             752
    Other                                                                     51                             129
----------------------------------------------------------------------------------------------------------------
    Total Non-Current Assets Held For Sale                               $ 2,249                         $ 3,430
----------------------------------------------------------------------------------------------------------------

                                                          CMS Energy Corporation



                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                        Restated                        Restated
September 30                                                                2002                            2001
----------------------------------------------------------------------------------------------------------------
LIABILITIES
    Accounts payable                                                     $    95                         $   188
    Current portion of long-term debt                                          3                               1
    Accrued taxes                                                             16                              30
    Other current liabilities                                                203                             334
----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities Held For Sale                              $   317                         $   553
----------------------------------------------------------------------------------------------------------------

    Long-term debt                                                        $1,155                          $1,305
    Minority interest                                                         91                              81
    Other non-current liabilities                                             75                              34
----------------------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities Held For Sale                           $1,321                          $1,420
----------------------------------------------------------------------------------------------------------------

Revenues from such operations were $653 million and $1,121 million for the nine months ended September 30, 2002 and 2001, respectively. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The income (loss) related to discontinued operations includes a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense of $55 million and $73 million for the nine months ended September 30, 2002 and 2001, respectively, has been allocated to discontinued operations based on the ratio of total capital of each discontinued operation to that of CMS Energy. See the table below for income statement components of the discontinued operations.


                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                             Restated                   Restated
Nine months ended September 30                                                   2002                       2001
----------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income (loss) from discontinued operations, net of taxes                    $  (27)                    $   33
     of $34 and $30
   Loss on disposal of discontinued operations, net
     of tax benefit of $68 and $16                                               (127)                      (187)
-----------------------------------------------------------------------------------------------------------------
Total                                                                           $(154)                     $(154)
=================================================================================================================

3:   ASSET DISPOSITIONS

During 2002, CMS Energy continued to implement its financial improvement plan and on-going asset sales program that was initiated in late 2001. The asset sales program encompasses the sale of all non-strategic and under-performing assets. The impacts of these sales are included in "Gain (loss) on asset sales, net" on the Consolidated Statements of Income.

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The pretax gain on the sale was $516 million ($322 million, net of tax). The gain on the Equatorial Guinea properties of $497 million ($310 million, net of tax) is

                                                          CMS Energy Corporation


included in "Income (Loss) From Discontinued Operations" and the gain on the methanol plant of $19 million ($12 million, net of tax) is included in "Gain
(loss) on asset sales, net" on the Consolidated Statements of Income.

In April 2002, CMS Energy sold its equity ownership interest in Toledo Power Company electric generating facility in the Philippines for $10 million. Proceeds from the sale were used to repay debt. The pretax loss of $11 million ($5 million, net of tax) is included in "Gain (loss) on asset sales, net" on the Consolidated Statements of Income.

In May 2002, Consumers closed on the sale of its electric transmission system to a limited partnership whose general partner is Washington D.C.-based Trans-Elect. Also in May 2002, Consumers sold its reactor top equipment. These sales totaled approximately $295 million. The pretax gains on these sales, which totaled $38 million ($31 million, net of tax) are included in "Gain (loss) on asset sale, net" on the Consolidated Statements of Income.

In August 2002, CMS Energy sold its equity ownership interest in The National Power Supply Company electric generating facility in Thailand for $48 million. The pretax gain of $15 million ($30 million, net of tax benefit) is included in "Gain (loss) on asset sales, net" on the Consolidated Statements of Income.

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

Also in October 2002, CMS Generation completed the sale of its ownership interest in the 200 MW Vasavi Power Plant, located in Tamil Nada, India for $34 million. CMS Generation's investment in the Vasavi Power Plant at September 30, 2002 was $59 million.

4:   GOODWILL

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

                                                          CMS Energy Corporation

In 2002, CMS Energy discontinued the operations of Panhandle. As a result, the goodwill impairment of $369 million after tax is reflected in discontinued operations. Also in 2002, CMS Energy discontinued the operations of CMS Viron. As a result, the goodwill impairment of $10 million after tax is reflected in discontinued operations.

Accumulated amortization of goodwill at September 30, 2002 and 2001 was $66 million and $62 million, respectively. Additionally, the following table represents pro forma net income for the nine months ended September 30, 2002 and 2001, exclusive of amortization expense.

                                                                                     Restated    Restated
                                                                                       2002        2001
                                                                                    ---------   ---------
                                                                                         In Millions
                    Reported Net Income (Loss)....................................  $      5    $   (287)
                    Add: goodwill amortization expense, net of tax of $ --
                      and $5, respectively........................................        --           9
                                                                                    --------    --------
                    Adjusted Net Income (Loss)....................................  $      5    $   (278)
                                                                                    ========    =========
                    Adjusted Net Income (Loss) Per Share..........................  $   0.04    $  (2.14)
                                                                                    ========    =========

5:   UNCERTAINTIES

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

CMS Energy accounted for these trades in gross revenue and expense through the third quarter of 2001, but subsequently concluded that these round-trip trades should have been reflected on a net basis. In the fourth quarter of 2001, CMS Energy ceased recording these trades in either revenues or expenses. CMS Energy's 2001 Form 10-K, filed in March 2002, restated revenue and expense for the first three quarters of 2001 to eliminate $4.2 billion of previously reported revenue and expense. The 2001 Form 10-K did include $5 million of revenue and expense for 2001 from such trades, which remained uncorrected. At the time of the initial restatement, CMS Energy inadvertently failed to restate 2000 for round-trip trades.

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

                                                          CMS Energy Corporation

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

Clean Air - In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with the EPA final regulations. Rules are expected to be promulgated and submitted to the EPA by the end of 2002. In addition, the EPA also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the State final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be an average $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

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

                                                          CMS Energy Corporation



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

CONSUMERS' ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below) 7); requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Once the increased transmission capacity projects identified in the plan are completed, verification of compliance is required to be sent to the MPSC. Upon submittal of verification of compliance, Consumers expects to be deemed in compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

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

                                                          CMS Energy Corporation

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

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up was issued in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge revenues are remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                  $63                   $31
Income taxes and other                                                                    21                     9
------------------------------------------------------------------------------------------------------------------

Net Income                                                                               $42                  $ 22
------------------------------------------------------------------------------------------------------------------

                                                          CMS Energy Corporation


Summarized Statements of Income for the MCV Partnership

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Operating revenue                                                                       $451                  $454
Operating expenses                                                                       318                   329
                                                                                    ------------------------------

Operating income                                                                         133                   125
Other expense, net                                                                        86                    81
                                                                                    ------------------------------

Income before cumulative effect of accounting change                                      47                    44

Cumulative effect of change in method of accounting for
  derivative option contracts                                                             58                     -
                                                                                    ------------------------------

Net Income                                                                              $105                  $ 44
------------------------------------------------------------------------------------------------------------------

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At September 30, 2002 and 2001, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $38 million and $54 million, respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                          CMS Energy Corporation


                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                 2002     2003      2004      2005     2006     2007
--------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax              $38       $37       $36       $36      $36      $25
====================================================================================================================


It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2002 through 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

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

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

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

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income effects for the periods ended December 31, 2001 and December 31, 2000:

---------------------------------------------------------------------------------------------------------
In Millions                                                                           2001          2000
---------------------------------------------------------------------------------------------------------
                                                                               Income Increase/(Decrease)
---------------------------------------------------------------------------------------------------------
Reverse the original operating charge associated with continuing
losses on the MCV PPA                                                                $  39        $   -
Charge 49 percent annual capacity losses associated with the MCV
PPA to operating expense instead of to the reserve                                     (27)         (29)
                                                                                     -----        -----
Net operating expense decrease/(increase)                                            $  12        $ (29)

Reverse the 2001 increase to the MCV PPA reserve                                       126            -
Accretion Expense                                                                        -           (2)
                                                                                     -----        -----
Pre-tax effect of adjustments                                                          138          (31)
Income tax effect                                                                      (48)          11
                                                                                     -----        -----

Net income impact of MCV PPA adjustments                                             $  90        $ (20)
---------------------------------------------------------------------------------------------------------

                                                         CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they might include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

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

                                                          CMS Energy Corporation

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

In August 2001, an offer of settlement of Trunkline LNG rates sponsored jointly by Trunkline LNG, BG LNG Services and Duke LNG Sales was filed with the FERC and was approved on October 11, 2001. The settlement was placed into effect on January 1, 2002. As part of the settlement, Trunkline LNG reduced its maximum rates.

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

                                                          CMS Energy Corporation

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

Further, one of the issuers of a joint and several surety bond in the approximate amount of $187 million supporting a CMS MST gas supply contract has demanded acceptable collateral for the full amount of such bond. This issuer has commenced litigation against Enterprises and CMS MST in Michigan federal district court and is seeking to require Enterprises and CMS MST to provide acceptable collateral and to prevent them from disposing of or transferring any corporate assets outside the ordinary course of business before the Court has an opportunity to fully adjudicate the issuer's claim. Enterprises and CMS MST continue to work with the issuer to find mutually satisfactory arrangements. The second issuer of the $187 million bond has similar rights in conjunction with surety bonds supporting two other CMS MST gas supply contracts, aggregating approximately $112 million. That surety bond issuer has entered discussions with CMS MST about the possible posting of acceptable collateral for all three additional surety bonds. CMS Energy has reached a settlement in principle that would provide the issuers with acceptable collateral and resolve one part of the issuer's litigation. However, the settlement is subject to final documentation as well as approval by the banks that are party to the CMS Energy secured credit facilities.

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

                                                          CMS Energy Corporation

SECURITIES CLASS ACTION LAWSUITS: Eighteen separate civil lawsuits have been filed in federal court in Michigan in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of Section 20(a) of the Exchange Act. (See Exhibit 99(d) for case names, dates instituted and principal parties). All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Consumers Energy, Mr. Joos and Ms. Pallas are named as defendants on certain of the suits. The cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the Company's business and financial condition. The Company intends to vigorously defend against these actions. CMS Energy cannot predict the outcome of this litigation.

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

                                                          CMS Energy Corporation

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

CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $7.6 million in damages. Terra appealed this matter to the Michigan Court of Appeals, which referred the case to its settlement program. After Star Energy refused to participate meaningfully in the settlement program, the parties completed briefing and oral argument was heard on October 2, 2002. The parties are now waiting for a decision from the Court of Appeals. A reserve has been established for this matter.

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

For the nine months ended September 30, 2002, CMS Energy recorded losses of $40 million reflecting the negative impact of the actions of the Argentine government. These losses represent changes in the value of Peso-denominated monetary assets (such as receivables) and liabilities of Argentina-based subsidiaries and lower net project earnings resulting from the conversion to Pesos of utility tariffs and energy contract obligations that were previously calculated in U.S. Dollars.

While CMS Energy's management cannot predict the most likely future, average, or end of period 2002 Peso to U.S. Dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. As a result of the change in functional currency, and the ongoing translation of revenue and expense accounts of these investments into U.S. Dollars, an additional $6 million assuming exchange rates ranging from 3.00 to
4.00 Pesos per U.S. Dollar may adversely affect 2002 earnings for CMS Energy. At September 30, 2002, the net foreign currency loss due to the unfavorable exchange rate of the Argentine Peso recorded in the Foreign Currency Translation component of Common Stockholders' Equity using an exchange rate of 3.665 Pesos per U.S. Dollar was approximately $400 million.

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

                                                          CMS Energy Corporation

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

In the first nine months of 2002, CMS Energy called $243 million of Series A through F GTNs at interest rates ranging from 7 percent to 9 percent using funds available from asset sales proceeds. At September 30, 2002, CMS Energy had remaining $110 million Series D GTNs, $241 million Series E GTNs and $299 million of Series F GTNs issued and outstanding with weighted average interest rates of 6.9 percent, 7.8 percent and 7.6 percent, respectively.

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

                                                          CMS Energy Corporation

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

At September 30, 2002, Consumers had a $250 million credit facility secured by First Mortgage Bonds. This facility is available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2002, a total of $235 million was outstanding at a weighted average interest rate of 3.7 percent, compared with $153 million outstanding on a revolving credit facility at September 30, 2001, at a weighted average interest rate of 3.5 percent.

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

Pursuant to restrictive covenants in its bank facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $190 million in common stock dividends to CMS Energy. Consumers declared $183 million and paid $154 million in common dividends through September 2002.

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

                                                          CMS Energy Corporation

REQUIRED RATIOS: The credit facilities also have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                          Limitation                            Ratio at September 30, 2002
---------------------------------------------------------------------------------------------------------
                                                                                               (Restated)
CMS ENERGY:
Consolidated Leverage Ratio (a)          not more than 5.75 to 1.00                          5.43 to 1.00
Cash Dividend Coverage Ratio (a)         not less than 1.25 to 1.00                          2.15 to 1.00
Dividend Coverage Ratio                  not less than 1.15 to 1.00                          4.14 to 1.00
Restricted Payments Ratio (a)            not less than 1.05 to 1.00                          2.30 to 1.00

CONSUMERS:
Debt to Capital Ratio (a)                not more than 0.65 to 1.00                          0.52 to 1.00
Interest Coverage Ratio (a)              not less than 2.00 to 1.00                          3.38 to 1.00
---------------------------------------------------------------------------------------------------------

(a) Violation of this ratio would constitute an event of default under the facilities which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

In 1994, CMS Energy executed an indenture (the "Indenture") with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The Indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the Indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds
0.75 to 1.0. Upon activation of the limitation, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding at CMS Energy and at the material subsidiaries. At September 30, 2002, CMS Energy's consolidated leverage ratio was 0.75 to 1.0. CMS Energy expects that the aggregate effect of non-cash charges to equity and the reconsolidation of debt on the balance sheet anticipated to occur in the fourth quarter of 2002 would result in a year-end debt ratio in excess of 75 percent. This debt ratio could be significantly reduced if CMS Energy decides to proceed with its sale of Panhandle, its sale of CMS Field Services, other asset sales or other options such as the securitization of additional assets at Consumers.

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

                                                          CMS Energy Corporation


CMS Energy Trust and Securities                                      In Millions
--------------------------------------------------------------------------------
                                              Amount
                                           Outstanding                  Earliest
September 30                    Rate (%)  2002     2001   Maturity    Redemption
--------------------------------------------------------------------------------

CMS Energy Trust I (a)            7.75    $173     $173     2027           2001
CMS Energy Trust II (b)           8.75       -      301     2004              -
CMS Energy Trust III (c)          7.25     220      220     2004              -
--------------------------------------------------------------------------------

  Total Amount Outstanding                $393     $694
================================================================================

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

Consumers Energy Trust and Securities                                         In Millions
-----------------------------------------------------------------------------------------
                                                      Amount
                                                    Outstanding                  Earliest
September 30                              Rate (%)  2002    2001   Maturity    Redemption
-----------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities     8.36    $ 70    $100     2015         2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities     8.20     120     120     2027         2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities     9.25     175     175     2029         2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                9.00     125     125     2031         2006
-----------------------------------------------------------------------------------------

  Total Amount Outstanding                          $490    $520
========================================================================================

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


COMPUTATION OF EARNINGS (LOSS) PER SHARE:

                                                                  In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                               2002                 2001
-------------------------------------------------------------------------------------------------------
                                                                     (As Restated)        (As Restated)

NET INCOME (LOSS) APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income (Loss)                                               $  37              $  (378)
                                                                     ==================================
Net Income (Loss) Attributable to Common Stock:
 CMS Energy -- Basic                                                            37                 (378)
Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                                         - (a)                - (a)
                                                                     ----------------------------------
 CMS Energy -- Diluted                                                       $  37              $  (378)
                                                                     ==================================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares -- Basic                                                   143.9                132.6
   Add conversion of 7.75% Trust
       Preferred Securities                                                      - (a)                - (a)
   Stock Options                                                                 - (b)                - (b)
                                                                     ----------------------------------
   Average Shares -- Diluted                                                 143.9               132.6
                                                                     ==================================

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
       Basic                                                                $ 0.26             $ (2.85)
       Diluted                                                              $ 0.26             $ (2.85)
=======================================================================================================

                                                          CMS Energy Corporation

                                                          In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------
Nine Months Ended September 30                                   2002                      2001
-----------------------------------------------------------------------------------------------
                                                        (As Restated)             (As Restated)

NET INCOME (LOSS) APPLICABLE TO BASIC AND DILUTED EPS
Consolidated Net Income (Loss)                                $   5                      $ (287)
                                                        =======================================
Net Income (Loss) Attributable to Common Stock:
 CMS Energy -- Basic                                          $   5                      $ (287)
 Add conversion of 7.75% Trust
       Preferred Securities (net of tax)                          - (a)                       - (a)
                                                        ---------------------------------------
 CMS Energy -- Diluted                                        $   5                      $ (287)
                                                        =======================================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares -- Basic                                    137.4                       130.0
   Add conversion of 7.75% Trust
       Preferred Securities                                       - (a)                       - (a)
   Stock Options                                                  - (b)                       - (b)
                                                        ----------------------------------------

   Average Shares -- Diluted                                  137.4                       130.0
                                                        =======================================

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
       Basic                                                  $ .04                     $ (2.20)
       Diluted                                                $ .04                     $ (2.20)
===============================================================================================

(a) The effect of converting the trust preferred securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
(b) Shares of outstanding stock options of 0.1 million for the three months ended September 30, 2002 and 0.3 million for the nine months ended September 30, 2002 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

                                                          CMS Energy Corporation


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

                                                          CMS Energy Corporation

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the power purchase agreement with the MCV Partnership, could be material to the financial statements.

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

                                                          CMS Energy Corporation


ENERGY TRADING ACTIVITIES: CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines that limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. CMS MST's trading activities are accounted for under the mark-to-market method of accounting consistent with guidance provided by EITF No. 98-10. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair values are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. Mathematical models are developed to determine various inputs into fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the potential impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

For the nine months ended September 30, 2002 and 2001, CMS Energy reflected $129 million and ($33) million net price risk management asset (liability), respectively, net of reserves, related to the unrealized mark-to-market gains and losses on existing wholesale power contracts, gas contracts and economic hedges for retail activities that are marked as derivatives.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of September 30, 2002.

                                                          CMS Energy Corporation


                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
                                    Total                         Maturity (in years)
                                                  ---------------------------------------------------
Source of Fair Value            Fair Value         Less than 1     1 to 3    4 to 5    Greater than 5
-----------------------------------------------------------------------------------------------------

Prices actively quoted               $ 7               $ 7            $ -      $  -               $ -
Prices provided by other
   external sources                   23                 7             16         -                 -
Prices based on models and
   other valuation                    99                13             54        22                10
-----------------------------------------------------------------------------------------------------
Total                               $129               $27            $70       $22               $10
=====================================================================================================

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

                                                                    In Millions
-------------------------------------------------------------------------------
Floating to Fixed           Notional       Maturity       Fair      Unrealized
Interest Rate Swaps           Amount         Date         Value     Gain (Loss)
-------------------------------------------------------------------------------
September 30, 2002            $  294      2003-2006       $ (9)            $  -
September 30, 2001            $1,419      2001-2006       $(14)            $  3
===============================================================================

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

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk that U.S. Dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. Dollar borrowings as well as the equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at September 30, 2002 and 2001 was approximately zero and $18 million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

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

                                                                                               In Millions
----------------------------------------------------------------------------------------------------------
 As of September 30                          2002 Restated                           2001 Restated
----------------------------------------------------------------------------------------------------------
                                Carrying       Fair    Unrealized      Carrying         Fair    Unrealized
                                    Cost      Value          Gain          Cost        Value          Gain
----------------------------------------------------------------------------------------------------------
 Long-Term Debt (a)               $5,648     $5,206          $442        $6,222       $6,193           $29
 Preferred Stock and
   Trust Preferred Securities        927        699           228         1,258        1,162            96
----------------------------------------------------------------------------------------------------------

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

                                                          CMS Energy Corporation

The Consolidated Statements of Income show operating revenue and operating income (loss) by reportable segment. Revenues from a land development business fall below the quantitative thresholds for reporting, and have never met any of the quantitative thresholds for determining reportable segments. The table below shows net income (loss) by reportable segment.


                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                   Nine Months Ended
September 30                                                2002            2001               2002             2001
--------------------------------------------------------------------------------------------------------------------
                                                      (Restated)      (Restated)         (Restated)       (Restated)
Net income (loss) available to common stockholder
  Electric Utility                                         $  88           $  15              $ 222           $ 108
  Gas Utility                                                (18)            (11)                13              16
  Independent Power Production                                49             (89)                83             (44)
  Natural Gas Transmission                                     -             (20)                 8             (16)
      Marketing, Services, and Trading                         8              (7)                13             (27)
  Corporate Interest and Other                              (115)            (64)              (198)           (179)
---------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations                      12            (176)               141            (142)
  Discontinued Operations                                     24            (202)              (154)           (154)
  Cumulative Accounting Change                                 1               -                 18               9
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED NET INCOME (LOSS)                             $  37           $(378)             $   5           $(287)
====================================================================================================================


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                  Six Months Ended
June 30                                                     2002            2001               2002           2001
------------------------------------------------------------------------------------------------------------------
                                                       (Restated)      (Restated)         (Restated)     (Restated)
Net income (loss) available to common stockholder
  Electric Utility                                         $  84            $ 31              $ 134          $  93
  Gas Utility                                                  3               -                 31             27
  Independent Power Production                                17              20                 34             45
  Natural Gas Transmission                                    (4)             (1)                 8              4
  Marketing, Services, and Trading                           (20)            (16)                 5            (20)
  Corporate Interest and Other                               (44)            (52)               (83)          (115)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations                      36             (18)               129             34
  Discontinued Operations                                   (127)             21               (178)            48
  Cumulative Accounting Change                                17               -                 17              9
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED NET INCOME (LOSS)                             $ (74)           $  3              $ (32)         $  91
===================================================================================================================

                                                          CMS Energy Corporation

                                                                   In Millions
------------------------------------------------------------------------------
                                                            Three Months Ended
March 31                                                   2002           2001
------------------------------------------------------------------------------
                                                     (Restated)     (Restated)
Net income available to common stockholder
  Electric Utility                                         $ 50           $ 62
  Gas Utility                                                28             27
  Independent Power Production                               17             25
  Natural Gas Transmission                                   12              5
  Marketing, Services, and Trading                           25             (4)
  Corporate Interest and Other                              (39)           (63)
--------------------------------------------------------------------------------
Income From Continuing Operations                            93             52
  Discontinued Operations                                   (51)            27
  Cumulative Accounting Change                                -              9
-------------------------------------------------------------------------------

CONSOLIDATED NET INCOME                                    $ 42           $ 88
==============================================================================

10:  RESTATEMENT

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

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, CMS Energy announced that it would restate its consolidated financial statements for 2000 and 2001 to eliminate the effects of round-trip energy trades and form a Special Committee to investigate these trades. Following this announcement, CMS Energy received formal notification from Arthur Andersen that it had terminated its relationship with CMS Energy and affiliates. Arthur Andersen notified CMS Energy that due to the investigation, Arthur Andersen's historical opinions on CMS Energy's financial statements for the periods being restated could not be relied upon. Arthur Andersen also notified CMS Energy that it would be unable to give an opinion on CMS Energy's restated financial statements when they were completed. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers and Panhandle for the applicable years, the re-audit did include audit work at Consumers and Panhandle for these years.

In connection with Ernst & Young's re-audit of the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, CMS Energy has made, in consultation with Ernst & Young, certain adjustments (in addition to the round-trip trades) to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the quarters of 2001, the years ended December 31, 2001 and 2000, and the quarters of 2002 have been restated from amounts previously reported. At

                                                          CMS ENERGY CORPORATION

the time it adopted the accounting treatment for these items, CMS Energy believed that such accounting was appropriate under accounting principles generally accepted in the United States.

The primary restated items: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; 2) recognize Consumers' new headquarters lease as a capital lease, instead of an operating lease, and record the lease obligation and capitalize costs incurred; 3) reverse a 2001 charge for a contract loss associated with the DIG complex; 4) eliminate mark-to-market gains and losses on inter-book and intercompany transactions at CMS MST; 5) record adjustments associated with account reconciliations at CMS MST; 6) reverse deferred income tax benefits recorded in association with the write-down of certain foreign investments; 7) record an additional write-down of system-balancing gas at Panhandle; 8) change the accounting treatment for CMS Energy's and Panhandle's interest in the LNG business; and 9) change the accounting treatment for CMS Energy's financing of its methanol plant.

The tables below summarize the significant audit adjustments and the effects on CMS Energy's consolidated financial statements as of December 31, 2001 and December 31, 2000:

                                                                                                      In Millions
                                                                                   ------------------------------
NET INCOME INCREASE (DECREASE)                                                     2001         2000        TOTAL
------------------------------                                                     ----         ----        -----
MCV PPA Adjustments                                                                $ 90         $(20)       $  70
DIG Loss Contract Accounting                                                        126            -          126
Mark-to-Market Gains and Losses on Inter-book Transactions
  and Other Related Adjustments                                                     (43)          18          (25)
Mark-to-Market Gains and Losses on Intercompany
  Transactions                                                                      (30)          18          (12)
CMS MST Account Reconciliations                                                      (5)         (13)         (18)
Income Tax Adjustments                                                              (30)           -          (30)
Panhandle System Gas                                                                 (7)           -           (7)
Amortization of Debt Costs                                                           (2)           7            5
Other                                                                                (2)          (3)          (5)
                                                                                   ----         ----        -----
Total                                                                              $ 97         $  7        $ 104
                                                                                   ====         ====        =====
                                                                                                      In Millions
                                                                                   ------------------------------
BALANCE SHEET: INCREASE IN CONSOLIDATED DEBT                                                    2001         2000
--------------------------------------------                                                    ----         ----
Reconsolidation of LNG Facility                                                                 $215        $   -
Structured Financing of Methanol Plant                                                           125          125
Consumers' Headquarters Capital Lease                                                             16            -

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

                                                          CMS ENERGY CORPORATION

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

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income statement effects for the periods ended December 31, 2001 and December 31, 2000:

                                                                                        2001            2000
                                                                                        ----            ----
                                                                                         Increase/(Decrease)
                                                                                             In Millions
                                                                                        --------------------
Reverse the original operating charge associated with
  continuing losses on the MCV PPA                                                      $ 39            $  -
Charge 49 percent of annual capacity losses associated with
  the MCV PPA to operating expense instead of to the
  reserve                                                                                (27)            (29)
                                                                                        ----            ----
Net operating expense decrease/(increase)                                               $ 12            $(29)
Reverse the 2001 increase to the MCV PPA reserve                                         126               -
Accretion Expense                                                                          -              (2)
                                                                                        ----            ----
Pre-tax effect of adjustments                                                            138             (31)
Income tax effect                                                                        (48)             11
                                                                                        ----            ----
Net income impact of MCV PPA adjustments                                                $ 90            $(20)
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

                                                          CMS ENERGY CORPORATION

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

                                                          CMS ENERGY CORPORATION

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

INCOME TAX ADJUSTMENT: During the third quarter of 2001, CMS Energy wrote down the value of certain of its foreign investments (see Note 3, Asset Dispositions). The write-down was net of deferred U.S. income tax benefits in the amount of $30 million expected to be realized upon the ultimate disposition of these investments in transactions subject to U.S. income tax. CMS Energy has now concluded that since these foreign investments were considered by CMS Energy at the time to be essentially permanent in duration, no deferred U.S. income tax benefits should have been recorded in 2001 on the write-down.

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

                                                          CMS ENERGY CORPORATION

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

AMORTIZATION OF DEBT COSTS: CMS Energy had been amortizing debt issuance costs on a straight-line basis over the term of the debt. In connection with the re-audit, CMS Energy changed the accounting for debt issuance costs pursuant to the effective interest method. The changes reduced 2002 net income by $2 million; the quarterly impacts are shown in the accompanying table.

OTHER: Other adjustments reflected in the table below include the effects of intercompany out of balance corrections and foreign currency transaction adjustments.

In addition to the audit adjustments described above, goodwill write-downs of $601 million ($369 million after-tax) and $15 million ($10 million after-tax) reflected retroactively to the first quarter of 2002 as a

                                                          CMS ENERGY CORPORATION

cumulative effect of change in accounting for goodwill, pursuant to the requirements of SFAS No. 142, primarily due to changes in market conditions and the value of Panhandle and Viron since acquisition by CMS Energy. (See Note 4, Goodwill). The goodwill write-downs are included in discontinued operations.

REVENUES RECLASSIFICATIONS: EITF Issue No. 02-3, Recognition And Reporting Of Gains And Losses On Energy Trading Contracts Under EITF Issues No. 98-10 and 00-17: In September 2002, the EITF reaffirmed the consensus originally reached in June 2002 that requires all gains and losses, including mark-to-market gains and losses and physical settlements, related to energy trading activities within the scope of EITF Issue No 98-10 be presented as a net amount in the income statement. At the October 25, 2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved In Energy Trading and Risk Management Activities. As a result, at December 31, 2002 and 2001, these transactions were presented gross, and the third quarter 2002 and 2001 were reclassified accordingly. The reclassification had no impact on previously reported net income or stockholders' equity.

DISCONTINUED OPERATIONS: In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that have been eliminated from the ongoing operations of CMS Energy. Upon implementation, prior periods were reclassified. (See Note 2, Discontinued Operations).

MCV MTM ACCOUNTING CHANGE: On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts containing an option component at fair value. As a result, a $58 million cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings. CMS Midland's 49 percent ownership share was $28 million, $18 million after-tax ($17 million in the second quarter 2002 and $1 million in the third quarter 2002). This accounting was originally reported in revenues and income taxes; it is now reported as a cumulative effect of accounting change, net of tax.

EARLY EXTINGUISHMENT OF DEBT: In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets criteria set forth in APB Opinion No. 30. The provisions of this statement are applicable to fiscal years beginning 2003, however, CMS Energy has adopted this provision effective in 2002 and reclassified extraordinary losses of $7 million and $18 million in 2002 and 2001, respectively, in the accompanying Consolidated Statement of Income. The 2002 reclassification increased interest expense $12 million ($8 million after-tax) and increased income from discontinued operations $1 million. The 2001 reclassification increased interest expense $25 million ($16 million after-tax) and decreased income from discontinued operations $2 million.

                                                          CMS ENERGY CORPORATION

The following table reflects all adjustments to the quarterly income statements for the first three quarters in 2002 and 2001 as reported in each of CMS Energy's 2002 Form 10-Qs.

---------------------------------------------------------------------------------------------------------
In Millions (Unaudited)
---------------------------------------------------------------------------------------------------------
                                           2002                                         2001
Quarters Ended                March 31    June 30   Sept. 30               March 31    June 30   Sept. 30
---------------------------------------------------------------------------------------------------------
Operating revenues             $2,525     $2,368     $1,333                  $2,853     $2,165     $1,333

EITF Reclassifications              -          -      1,382                       -          -        730
Discontinued Operations          (246)      (164)      (157)                   (413)      (278)      (161)
MTM Inter-book
   Transactions and MST
   Account Reconciliations        (39)       (43)        14                     (18)        60         11
MTM Gains and
   Losses on Intercompancy
   Transactions                    22         (1)        10                     (10)       (18)       (19)
MCV MTM Accounting Change           -        (25)        (3)
Other                               1          2          -                       4          3          4

Restated operating revenues    $2,263     $2,137     $2,579                  $2,416     $1,932     $1,898
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                                                                  In Millions (Unaudited)
---------------------------------------------------------------------------------------------------------
                                          2002                                                2001
Quarters Ended               March 31    June 30   Sept. 30                March 31    June 30   Sept. 30
---------------------------------------------------------------------------------------------------------
Operating income (loss)          $292       $233       $211                    $327       $225      $(378)

Discontinued Operations           (67)       (42)       (44)                    (99)       (41)       (42)
MCV PPA Adjustment                  -          -          -                       4          4        130
DIG Loss Contract                  (9)        (8)        (5)                      -          -        200
MTM Inter-book
   Transactions and MST
   Account Reconciliations         35          -         19                     (14)       (77)       (27)
MTM Gains and
   Losses on Intercompany
   Transactions                    22         (1)        10                     (10)       (18)       (19)
MCV MTM Accounting Change           -        (25)        (3)                      -          -          -
Panhandle System Gas                -          -          -                       -         (6)         3
Other                               2        (5)          4                       6          6          4

Restated operating Income (loss) $275       $152       $192                    $214       $ 93      $(129)
---------------------------------------------------------------------------------------------------------

Income (loss) from continuing
   operations                    $400        $73        $ 6                    $108       $ 34      $(363)

Discontinued Operations          (332)        (8)        (6)                    (31)         -         (8)
MCV PPA Adjustment                  1          -          1                       2          2         85
DIG Loss Contract                  (6)        (5)        (3)                      -          -        130
MTM Inter-book
   Transactions and MST
   Account Reconciliations         20          2         10                      (8)       (49)       (18)
MTM Gains and
   Losses on Intercompany
   Transactions                    14         (1)         6                      (6)       (12)       (12)

                                                   CMS ENERGY CORPORATION

MCV MTM Accounting Change          -        (17)        (1)                      -          -          -
Panhandle System Gas               -          -          -                       -         (3)         2
Amortization of Debt Costs         -          -          -                     (11)         8          2
Early Extinguishment of Debt      (1)        (7)         -                       -          -          -
Income Tax Adjustments             -          -          -                       -          -          -

Other                             (3)        (1)        (1)                     (2)         2          6

Restated income (loss) from
    continuing operations       $ 93        $36        $12                    $ 52       $(18)     $(176)
--------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                                                                  In Millions (Unaudited)
---------------------------------------------------------------------------------------------------------
                                         2002                                                2001
Quarters Ended              March 31    June 30   Sept. 30                March 31    June 30   Sept. 30
---------------------------------------------------------------------------------------------------------
Discontinued Operations        $   -      $(141)       $17                     $ 1        $19      $(206)

Discontinued Operations          (47)         8          6                      31          -          8
MTM Inter-book
   Transactions and MST
   Account Reconciliations        (3)         6         (1)                     (4)         1          -
MTM Gains and
   Losses on Intercompany
   Transactions                    -          -          3                       -          -          -
Early Extinguishment of Debt       -          -          -                       -          -          -
Income Tax Adjustments             -          -          -                       -          -          -
Other                             (1)         -         (1)                     (1)         1         (4)

Restated Discontinued
   Operations                  $ (51)     $(127)       $24                     $27        $21      $(202)
--------------------------------------------------------------------------------------------------------

Cumulative effect of a
   Change in accounting
   principle                   $   -      $   -        $ -                     $ -          -      $   -

MTM Inter-book
   Transactions and MST
   Account Reconciliations         -          -          -                       9          -          -
MCV MTM Accounting Change          -         17          1                       -          -          -

Restated Cumulative effect of a
   Change in accounting
   principle                   $   -      $  17        $ 1                     $ 9        $ -      $   -
------------ -------------------------------------------------------------------------------------------

Extraordinary Item             $  (1)     $  (7)       $ -                     $ -        $ -      $   -

Early Extinguishment of Debt       1          7          -                       -          -          -

Restated Extraordinary Item    $   -      $   -        $ -                     $ -        $ -      $   -
--------------------------------------------------------------------------------------------------------

                                                          CMS ENERGY CORPORATION

-------------------------------------------------------------------------------------------------------------
                                                                                      In Millions (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                            2002                                                2001
Quarters Ended                 March 31    June 30   Sept. 30                March 31    June 30   Sept. 30
-------------------------------------------------------------------------------------------------------------
Consolidated net income (loss)     $399      $(75)        $23                    $109        $53      $(569)

Discontinued Operations            (379)         -          -                       -          -          -
MCV PPA Adjustment                    1          -          1                       2          2         85
DIG Loss Contract                    (6)        (5)        (3)                      -          -        130
MTM Inter-book
   Transactions and MST
   Account Reconciliations           17          8          9                      (3)       (48)       (18)
MTM Gains and
   Losses on Intercompany
   Transactions                      14         (1)         9                      (6)       (12)       (12)
Panhandle System Gas                  -          -          -                       -         (3)         2
Amortization of Debt Costs                                                        (11)         8          2
Income Tax Adjustments                -          -          -                       -          -          -
Other                                (4)        (1)        (2)                     (3)         3          2

Restated consolidated net
   income (loss)                   $ 42       $(74)       $37                    $ 88         $3      $(378)
-------------------------------------------------------------------------------------------------------------

                                                          CMS Energy Corporation

The following tables reflect the effects of the restatement on CMS Energy's consolidated financial statements for the quarterly periods ended March 31, June 30, and, September 30, 2002 and 2001:

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                         Three Months Ended             Three Months Ended
                                                                      ------------------             ------------------
In Millions, Except Per Share Amounts                                        2002                           2001
                                                                             ----                           ----
March 31                                                        As Reported    As Restated     As Reported   As Restated
------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                   $ 2,525        $ 2,263         $ 2,853       $ 2,416
                                                                    ----------------------------------------------------
Operating Expenses                                                    1,964          1,754           2,242         1,968
Maintenance                                                              63             55              66            59
Depreciation, depletion and amortization                                140            122             149           117
General taxes                                                            66             57              69            58
                                                                    ----------------------------------------------------
Total Operating Expenses                                              2,233          1,988           2,526         2,202
                                                                    ----------------------------------------------------

OPERATING INCOME (LOSS)
Electric utility                                                        114            115             135           139
Gas utility                                                              63             64              65            64
Natural gas transmission                                                 61              -              93             8
Independent power production                                             38             28              25            24
Oil and gas exploration and production                                    -              -              11             -
Marketing, services and trading                                          11             42               7            (7)
Other                                                                     5             26              (9)          (14)
                                                                    ----------------------------------------------------
                                                                        292            275             327           214
OTHER INCOME (DEDUCTIONS)
Accretion expense                                                        (9)            (8)             (9)           (9)
Gain on asset sales, net                                                520             22               -             -
Other, net                                                               10              -              13             8
                                                                    ----------------------------------------------------
                                                                        521             14               4            (1)
------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND INCOME TAXES                               813            289             331           213
------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Interest on long-term debt                                              131             95             145           122
Other interest                                                            8             11              12            12
Capitalized interest                                                     (4)            (3)            (14)          (14)
Preferred securities distributions                                       25             25              23            23
------------------------------------------------------------------------------------------------------------------------
                                                                        160            128             166           143
------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and Minority Interests                     653            161             165            70
Income Taxes                                                            253             68              56            17
Minority Interests                                                        -              -               1             1
                                                                    ----------------------------------------------------
Income From Continuing Operations                                       400             93             108            52
Income (Loss) From Discontinued Operations                                -            (51)              1            27
                                                                    ----------------------------------------------------
Income Before Cumulative Effect of Change in Accounting
Principle and Extraordinary Item                                        400             42             109            79
Cumulative Effect of Change in Accounting for Derivative
Instruments                                                               -              -               -             9
                                                                    ----------------------------------------------------
Earnings Before Extraordinary Item                                      400             42             109            88

Extraordinary Item                                                       (1)             -               -             -
                                                                    ----------------------------------------------------
Consolidated Net Income                                              $  399         $   42           $ 109        $   88
========================================================================================================================
Basic Earnings Per Average Common Share                              $ 2.99         $  .32           $ .87        $  .70
========================================================================================================================
Diluted Earnings Per Average Common Share                            $ 2.92         $  .32           $ .85        $  .70
========================================================================================================================
Dividends Declared Per Common Share                                  $ .365         $ .365           $.365        $ .365
========================================================================================================================


                                                          CMS Energy Corporation

---------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended           Three Months Ended
                                                                        -------------------          ------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                               2002                         2001
In Millions                                                                     ----                         ----
March 31                                                             As Reported   As Restated   As Reported    As Restated
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income                                                    $ 399          $ 42         $ 109           $ 88
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, depletion and amortization                                     140           122           149            117
Discontinued operations (Note 2)                                               -             -            (1)             -
Capital lease and debt discount amortization                                   4             4             9              2
Deferred income taxes and investment tax credit                              (31)         (245)           31             26
Accretion expense                                                              9             8             9              9
Undistributed earnings of related parties                                    (31)          (36)          (32)           (37)
Gain on the sale of assets                                                  (520)          (22)            -              -
Cumulative effect of an accounting change                                      -             -             -             (9)
Changes in other assets and liabilities:
Decrease in accounts receivable and accrued revenue                          250            36           169            162
Decrease in inventories                                                      179           185           125            167
Increase (Decrease) in accounts payable and accrued expenses                 (86)           84          (160)          (194)
Regulatory obligation --gas customer choice                                   (7)            -           (16)             -
Change in postretirement benefits, net                                       (47)            -           (28)             -
Changes in other assets and liabilities                                       (7)           68            (3)           (76)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    252           246           361            255
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (excludes assets placed under capital lease)
                                                                            (192)         (156)         (273)          (258)
Investments in partnerships and unconsolidated subsidiaries                  (17)          (16)          (31)           (32)
Cost to retire property, net                                                 (15)          (20)          (26)           (26)
Investments in Electric Restructuring Implementation Plan                      -            (3)            -             (3)
Investments in nuclear decommissioning trust funds                            (2)           (2)           (2)            (2)
Proceeds from nuclear decommissioning trust funds                              8             8            10             10
Net proceeds from sale of assets                                             878           878             -             23
Other                                                                        (31)          (42)          (10)             5
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          629           647          (332)          (283)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes, bonds, and other long-term debt                         299           311           373            455
Issuance of common stock                                                      29            42           316            316
Retirement of bonds and other long-term debt                                (902)         (912)         (389)          (471)
Retirement of trust preferred securities                                     (30)          (30)            -              -
Payment of common stock dividends                                            (48)          (49)          (45)           (45)
Decrease in notes payable, net                                              (252)         (249)         (233)          (233)
Payment of capital lease obligations                                          (3)           (3)           (8)            (8)
Other financing                                                               (3)           (1)           (3)             3
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (910)         (891)           11             17
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS               (29)            2            40            (11)
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                     189           127           182            141
---------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                         $ 160         $ 129         $ 222          $ 130
===========================================================================================================================
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:
CASH TRANSACTIONS
Interest paid (net of amounts capitalized)                                 $ 139          $ 94         $ 166          $ 118
Income taxes paid (net of refunds)                                           (42)          (42)           (6)            (6)
Pension and OPEB cash contribution                                             -            61             -             14
NON-CASH TRANSACTIONS
Nuclear fuel placed under capital lease                                        -             -             2              2
Other assets placed under capital lease                                        8            17             7              7

                                                          CMS Energy Corporation


----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                     March 31, 2002             December 31, 2001             March 31, 2001
                                                --------------             -----------------             --------------
                                                  (Unaudited)                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
In Millions                              As Reported    As Restated   As Reported   As Restated   As Reported    As Restated
----------------------------------------------------------------------------------------------------------------------------
ASSETS

PLANT AND PROPERTY (AT COST)                $ 14,574       $ 11,591      $ 14,631      $ 11,485      $ 13,400       $ 10,518
                                            --------------------------------------------------------------------------------
Less accumulated depreciation,
depletion and amortization                     6,950          6,259         6,833         6,158         6,317          5,957
                                            --------------------------------------------------------------------------------
Plant, net                                     7,624          5,332         7,798         5,327         7,083          4,561
Construction work-in-progress                    611            580           564           521           905            816
                                            --------------------------------------------------------------------------------
Total Plant                                    8,235          5,912         8,362         5,848         7,988          5,377
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
Independent power production                     745            741           718           714         1,002            949
Natural gas transmission                         423            350           501           577           457            570
Midland Cogeneration Venture Limited
Partnership                                      316            316           300           300           302            302
First Midland Limited Partnership                257            257           253           253           248            248
Other                                             80             77           123           117            75             93
                                            --------------------------------------------------------------------------------
                                               1,821          1,741         1,895         1,961         2,084          2,162
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary cash
investments at cost                              160            129           189           127           222            130
Accounts receivable, notes receivable
and accrued revenue                              587            275           681           219           726            261
Accounts receivable -- Marketing,
services and trading                             445            276           683           295           536            315
Accounts receivable and notes
receivable - related parties                       -            115             -           190             -            157
Inventories at average cost
  Gas in underground storage                     402            407           587           590           150            160
  Materials and supplies                         175             92           174            89           142             84
  Generating plant fuel stock                     50             50            52            52            50             50
Assets held for sale                               -            385             -           471             -            577
Price risk management assets                     417            366           461           327         1,094            259
Deferred income taxes                              -              -             -             -            41             41
Prepayments and other                            252            168           206           200           250            165
                                            --------------------------------------------------------------------------------
Total Current Assets                           2,488          2,263         3,033         2,560         3,211          2,199
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                            714            714           717           717           709            709
    Postretirement benefits                      203            203           209           209           226            226
    Abandoned Midland Project                     11             11            12            12            15             15
    Other                                        171            171           167           167            84            162
Assets held for sale                               -          2,697             -         3,480             -          3,536
Price risk management assets                     549            434           424           368           350            260
Goodwill, net                                    811              -           811             -           880              -
Nuclear decommissioning trust funds              576            576           581           581           585            585
Notes receivable -- related parties              213            213           177           177           161            161
Notes receivable                                 129            126           134           130           151            142
Other                                            558            543           580           565           733            678
                                            --------------------------------------------------------------------------------
Total Non-current Assets                       3,935          5,688         3,812         6,406         3,894          6,474
                                            --------------------------------------------------------------------------------
TOTAL ASSETS                                $ 16,479       $ 15,604      $ 17,102       $16,775      $ 17,177       $ 16,212
============================================================================================================================

                                                          CMS Energy Corporation

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                   March 31, 2002             December 31, 2001             March 31, 2001
                                              --------------             -----------------             --------------
                                                (Unaudited)                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
In Millions                            As Reported   As Restated    As Reported   As Restated   As Reported   As Restated
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT AND
LIABILITIES
CAPITALIZATION
Common Stockholders' equity                $ 2,289       $ 2,080        $ 1,890       $ 2,038       $ 2,703       $ 2,737
Preferred stock of subsidiary                   44            44             44            44            44            44
Company-obligated convertible Trust
Preferred Securities of
subsidiaries (a)                               694           694            694           694           694           694
Company-obligated mandatorily
redeemable preferred securities of
Consumers' subsidiaries (a)                    490           490            520           520           395           395
Long-term debt                               6,543         5,475          6,923         5,840         7,150         5,984
Non-current portion of capital
leases                                          60            84             60            71            58            51
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization                        10,120         8,867         10,131         9,207        11,044         9,905
-------------------------------------------------------------------------------------------------------------------------
Minority Interests                              87            24             86            24            86            24
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt
and capital leases                             743           736            981         1,016           302           298
Notes payable                                  179           164            416           416           170           170
Accounts payable                               538           296            547           359           576           315
Accounts payable -- Marketing,
services and trading                           323           211            574           236           321           172
Accrued taxes                                  314           111            125           111           288           229
Accrued interest                               155           142            163           135           137           125
Accounts payable -- related parties             67            59             62            54            69            62
Liabilities held for sale                        -           603              -           639             -           562
Price risk management liabilities              396           356            381           367         1,061           224
Current portion of purchase power
contracts                                        -            24              -            24             -            22
Current portion of gas supply
contract obligations                             -            23              -            22             -            21
Deferred income taxes                           14            15             51            49             -             -
Other                                          430           245            510           243           557           285
                                          -------------------------------------------------------------------------------
Total Current Liabilities                    3,159         2,985          3,810         3,671         3,481         2,485
-------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                          781           609            773           824           758           751
Postretirement benefits                        280           298            333           356           404           387
Deferred investment tax credit                 100           100            102           102           108           108
Liabilities held for sale                        -         1,475              -         1,376             -         1,448
Regulatory liabilities for income
taxes, net                                     276           276            276           276           260           260
Price risk management liabilities              461           341            352           287           341           251
Power loss contract reserves                   341             -            354             -            52             -
Gas supply contract obligations                277           254            287           266           300           278
Power purchase agreement -- MCV
Partnership                                      -            47              -            52             -            72
Other                                          597           328            598           334           343           243
                                          -------------------------------------------------------------------------------
TOTAL NON-CURRENT LIABILITIES                3,113         3,728          3,075         3,873         2,566         3,798
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' INVESTMENT AND
LIABILITIES                               $ 16,479      $ 15,604       $ 17,102       $16,775       $17,177       $16,212
=========================================================================================================================

                                                          CMS Energy Corporation


CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended            Three Months Ended
                                                                  -------------------           ------------------
                                                                          2002                          2001
                                                                          ----                          ----
March 31
In Millions                                                     As Reported    As Restated    As Reported  As Restated
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   At beginning and end of period                                 $     1        $     1        $     1        $     1
----------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
   At beginning of period                                           3,269          3,257          2,936          2,936
   Common stock issued                                                 29             42            316            316
                                                                  ----------------------------------------------------
      At end of period                                              3,298          3,299          3,252          3,252
----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                             (4)            (5)            (2)            (2)
    Unrealized gain (loss) on investments (a)                           5              -             (1)            (1)
                                                                  ----------------------------------------------------
      At end of period                                                  1             (5)            (3)            (3)
----------------------------------------------------------------------------------------------------------------------

  Derivative Instruments (c)
    At beginning of period (b)                                        (26)           (31)            13             13
    Unrealized gain (loss) on derivative instruments (a)                7             12            (14)           (14)
    Reclassification adjustments included in consolidated
       net income (a)                                                   2              2             (6)            (6)
                                                                  ----------------------------------------------------
       At end of period                                               (17)           (17)            (7)            (7)
----------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
   At beginning of period                                            (295)          (233)          (254)          (206)
   Change in foreign currency translation (a)                           5             (8)           (30)           (30)
                                                                  ----------------------------------------------------
       At end of period                                              (290)          (241)          (284)          (236)
----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
   At beginning of period                                          (1,055)          (951)          (320)          (313)
   Consolidated net income (a)                                        399             42            109             88
   Common stock dividends declared                                    (48)           (48)           (45)           (45)
                                                                  ----------------------------------------------------
      At end of period                                               (704)          (957)          (256)          (270)
----------------------------------------------------------------------------------------------------------------------

Total Common Stockholders' Equity                                 $ 2,289        $ 2,080        $ 2,703        $ 2,737
======================================================================================================================

(a) Disclosure of Consolidated Comprehensive Income:
       Investments
           Unrealized gain (loss) on investments                  $     5          $   -        $    (1)       $    (1)
       Derivative Instruments
           Unrealized gain (loss) on derivative instruments             7             12            (14)           (14)
           Reclassification adjustments included in
                consolidated net income                                 2              2             (6)            (6)
       Foreign currency translation, net                                5             (8)           (30)           (30)
       Consolidated net income                                        399             42            109             88
                                                                  ----------------------------------------------------
       Total Consolidated Comprehensive Income                    $   418        $    48        $    58        $    37
                                                                  ====================================================

(b) Cumulative effect of change in accounting principle, net of $(8) tax in 2001.

(c) Included in these amounts is CMS Energy's
proportionate share of the effects of derivative
accounting relating to its equity investment in the MCV
Partnership as follows:
       MCV Partnership:
       At the beginning of the period                             $     -        $    (8)       $     -        $     -
       Cumulative effect of change in accounting for
          derivative instruments                                        -              -              -              5
       Unrealized gain/(loss) on derivative instruments                 -              5              -             (4)
       Reclassification adjustments included in net income              -              2              -              1
                                                                  ----------------------------------------------------
       At the end of the period                                   $     -        $    (1)       $     -        $     2
======================================================================================================================

                                                          CMS Energy Corporation


--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                         Three Months Ended            Three Months Ended
                                                                      ------------------            ------------------
In Millions, Except Per Share Amounts                                        2002                          2001
                                                                             ----                          ----
June 30                                                           As Reported    As Restated     As Reported   As Restated
--------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                   $ 2,368        $ 2,137        $ 2,165        $ 1,932
                                                                    ------------------------------------------------------
Operating Expenses                                                    1,926          1,798          1,724          1,659
Maintenance                                                              61             53             63             56
Depreciation, depletion and amortization                                 95             86            101             79
General taxes                                                            53             48             52             45
                                                                    ------------------------------------------------------
Total Operating Expenses                                              2,135          1,985          1,940          1,839
                                                                    ------------------------------------------------------

OPERATING INCOME (LOSS)
Electric utility                                                        116            116             82             86
Gas utility                                                              20             18             16             17
Natural gas transmission                                                 38             (5)            44              3
Independent power production                                             73             37             28             30
Marketing, services and trading                                         (33)           (32)            51            (25)
Other                                                                    19             18              4            (18)
                                                                    ------------------------------------------------------
                                                                        233            152            225             93
OTHER INCOME (DEDUCTIONS)
Accretion expense                                                        (8)            (7)            (8)            (9)
Gain (loss) on asset sales, net                                          26             26             (1)            (2)
Other, net                                                               (1)            (1)             -              4
                                                                    ------------------------------------------------------
                                                                         17             18             (9)            (7)
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND INCOME TAXES                               250            170            216             86
--------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Interest on long-term debt                                              119            101            133             89
Other interest                                                            5              3             17             16
Capitalized interest                                                     (5)            (4)           (13)           (13)
Preferred dividends                                                       -              1              -              1
Preferred securities distributions                                       25             25             24             23
--------------------------------------------------------------------------------------------------------------------------
                                                                        144            126            161            116
--------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes and Minority
Interests                                                               106             44             55            (30)
Income Taxes (Benefits)                                                  32              7             20            (12)
Minority Interests                                                        1              1              1              -
                                                                    ------------------------------------------------------
Income (Loss) From Continuing Operations                                 73             36             34            (18)
Income (Loss) From Discontinued Operations                             (141)          (127)            19             21
                                                                    ------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change in
Accounting Principle and Extraordinary Item                             (68)           (91)            53              3
Cumulative Effect of Change in Accounting Principle                       -             17              -              -
                                                                    ------------------------------------------------------
Income (Loss) Before Extraordinary Item                                 (68)           (74)            53              3
Extraordinary Item                                                       (7)             -              -              -
                                                                    ------------------------------------------------------
Consolidated Net Income (Loss)                                      $   (75)       $   (74)       $    53        $     3
==========================================================================================================================

Basic Earnings (Loss) Per Average Common Share                      $  (.56)       $  (.55)       $   .40        $   .02
==========================================================================================================================
Diluted Earnings (Loss) Per Average Common Share                    $  (.56)       $  (.55)       $   .40        $   .02
==========================================================================================================================
Dividends Declared Per Common Share                                    .365        $  .365        $  .365        $  .365
==========================================================================================================================

                                                          CMS Energy Corporation


----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                      Six Months Ended              Six Months Ended
                                                                   -----------------             ----------------
In Millions, Except Per Share Amounts                                    2002                          2001
                                                                         ----                          ----
June 30                                                       As Reported   As Restated     As Reported    As Restated
-----------------------------------------------------------------------------------------------------------------------
Operating Revenue                                               $ 4,834        $ 4,400        $ 4,973        $ 4,348
                                                                -------------------------------------------------------
Operating Expenses                                                3,847          3,552          3,944          3,627
Maintenance                                                         123            108            129            115
Depreciation, depletion and amortization                            226            208            240            196
General taxes                                                       118            105            119            103
                                                                -------------------------------------------------------
Total Operating Expenses                                          4,314          3,973          4,432          4,041
                                                                -------------------------------------------------------
OPERATING INCOME (LOSS)
Electric utility                                                    231            231            216            225
Gas utility                                                          83             82             80             81
Natural gas transmission                                             99             (5)           136             11
Independent power production                                        111             65             52             54
Marketing, services and trading                                     (26)            10             57            (32)
Other                                                                22             44              -            (32)
                                                                -------------------------------------------------------
                                                                    520            427            541            307
OTHER INCOME (DEDUCTIONS)
Accretion expense                                                   (17)           (15)           (17)           (18)
Gain (loss) on asset sales, net                                      48             48             (1)            (2)
Other, net                                                            9             (1)            14             12
                                                                -------------------------------------------------------
                                                                     40             32             (4)            (8)
-----------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND INCOME TAXES                           560            459            537            299
-----------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Interest on long-term debt                                          243            196            270            211
Other interest                                                       14             14             29             28
Capitalized interest                                                 (9)            (7)           (27)           (27)
Preferred dividends                                                   1              1              1              1
Preferred securities distributions                                   50             50             46             46
-----------------------------------------------------------------------------------------------------------------------
                                                                    299            254            319            259
-----------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and Minority Interests                 261            205            218             40
Income Taxes                                                         97             75             75              5
Minority Interests                                                    2              1              1              1
                                                                -------------------------------------------------------
Income From Continuing Operations                                   162            129            142             34
Income (Loss) From Discontinued Operations                          169           (178)            20             48
                                                                -------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change in
Accounting Principle and Extraordinary Item                         331            (49)           162             82
Cumulative Effect of Change in Accounting Principle                  (9)            17              -              9
                                                                -------------------------------------------------------
Income (Loss) Before Extraordinary Item                             322            (32)           162             91
Extraordinary Item                                                   (8)             -              -              -
                                                                -------------------------------------------------------
Consolidated Net Income (Loss)                                  $   314        $   (32)       $   162        $    91
=======================================================================================================================

Basic Earnings (Loss) Per Average Common Share                  $  2.34        $  (.24)       $  1.27        $   .70
=======================================================================================================================
Diluted Earnings (Loss) Per Average Common Share                $  2.30        $  (.24)       $  1.25        $   .70
=======================================================================================================================
Dividends Declared Per Common Share                             $   .73        $   .73        $   .73        $   .73
=======================================================================================================================

                                                          CMS Energy Corporation

---------------------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended             Six Months Ended
                                                                        -----------------            ----------------
                                                                              2002                         2001
                                                                              ----                         ----
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
June 30
---------------------------------------------------------------------------------------------------------------------------
In Millions                                                          As Reported   As Restated   As Reported    As Restated
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)                                            $  314         $(32)         $ 162           $ 91
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, depletion and amortization                                     226           208           240            196
Discontinued operations (Note 2)                                            (169)          132           (20)             -
Capital lease and debt discount amortization                                  11            10            16              7
Deferred income taxes and investment tax credit                             (126)         (325)           99             72
Accretion expense                                                             17            15            17             18
Distributions from related parties in excess of (less than)
earnings                                                                     (81)          (57)           26              3
(Gain) loss on the sale of assets                                            (48)          (48)            1              2
Cumulative effect of an accounting change                                      9           (17)            -             (9)
Extraordinary item                                                             8             -             -              -
Changes in other assets and liabilities:
Decrease in accounts receivable and accrued revenues                         205           150            49            279
Decrease (increase) in inventories                                            90            99          (103)           (59)
Increase (decrease) in accounts payable and accrued expenses                 116           138           (85)          (252)
Regulatory obligation - gas choice                                            (6)            -           (16)             -
Changes in other assets and liabilities                                      (65)          139           (58)           (69)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    501           412           328            279
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (excludes assets placed under capital lease)           (361)         (357)         (554)          (554)
Investments in partnerships and unconsolidated subsidiaries                  (29)          (29)         (146)          (147)
Cost to retire property, net                                                 (31)          (33)          (55)           (55)
Investment in Electric Restructuring Implementation Plan                       -            (5)            -             (6)
Investments in nuclear decommissioning trust funds                            (3)           (3)           (3)            (3)
Proceeds from nuclear decommissioning trust funds                             12            12            14             14
Proceeds from sale of assets                                               1,188         1,286            99            122
Other                                                                        (24)          (16)          (14)            12
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          752           855          (659)          (617)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes, bonds, and other long-term debt                         349           390           457            570
Proceeds from trust preferred securities                                       -             -           121            125
Issuance of common stock                                                      49            60           328            328
Retirement of bonds and other long-term debt                              (1,313)       (1,346)         (401)          (515)
Retirement of trust preferred securities                                     (30)          (30)            -              -
Payment of common stock dividends                                            (97)          (97)          (94)           (94)
Decrease in notes payable, net                                              (150)         (143)          (74)           (74)
Payment of capital lease obligations                                          (7)           (7)          (13)           (13)
Other financing                                                               21             1             1              3
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (1,178)       (1,172)          325            330
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                75            95            (6)            (8)
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                     189           127           182            141
---------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                        $  264         $ 222         $ 176          $ 133
===========================================================================================================================
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING
ACTIVITIES:
CASH TRANSACTIONS
Interest paid (net of amounts capitalized)                                $  232         $ 185         $ 238          $ 188
Income taxes paid (net of refunds)                                           (42)          (42)           (6)            (6)
Pension and OPEB cash contribution                                           106           106            89             89
NON-CASH TRANSACTIONS
Nuclear fuel placed under capital lease                                    $   -          $  -         $  12           $ 12
Other assets placed under capital lease                                       15            35            10             14
===========================================================================================================================

                                                          CMS Energy Corporation

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                    June 30, 2002             December 31, 2001              June 30, 2001
                                               -------------             -----------------              -------------
                                                (Unaudited)                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
In Millions                              As Reported    As Restated   As Reported   As Restated   As Reported    As Restated
----------------------------------------------------------------------------------------------------------------------------
ASSETS

PLANT AND PROPERTY (AT COST)                $ 13,983       $ 11,044      $ 14,631      $ 11,485      $ 13,603       $ 10,716
                                         -----------------------------------------------------------------------------------
Less accumulated depreciation,
depletion and amortization                     6,873          6,016         6,833         6,158         6,398          6,011
                                         -----------------------------------------------------------------------------------
Plant, net                                     7,110          5,028         7,798         5,327         7,205          4,705
Construction work-in-progress                    515            482           564           521           934            810
                                         -----------------------------------------------------------------------------------
Total Plant                                    7,625          5,510         8,362         5,848         8,139          5,515
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
Independent power production                     733            728           718           714           943            889
Natural gas transmission                         257            179           501           577           538            595
Midland Cogeneration Venture Limited
Partnership                                      359            359           300           300           295            295
First Midland Limited Partnership                261            261           253           253           253            253
Other                                             91             75           135           117            66            102
                                         -----------------------------------------------------------------------------------
                                               1,701          1,602         1,907         1,961         2,095          2,134
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary cash
investments at cost                              264            222           189           127           176            133
Accounts receivable, notes receivable
and accrued revenue                              408            135           681           219           710            253
Accounts receivable -- Marketing,
services and trading                             547            340           561           295           638            279
Accounts receivable and notes
receivable - related parties                       -            111             -           190             -            168
Inventories at average cost
  Gas in underground storage                     473            476           587           590           389            369
  Materials and supplies                         186             77           174            89           133             82
  Generating plant fuel stock                     57             57            52            52            48             48
Assets held for sale                               -            410             -           471             -            532
Price risk management assets                     255            226           461           327         1,092            492
Prepayments and other                            217            143           206           200           262            137
                                         -----------------------------------------------------------------------------------
Total Current Assets                           2,407          2,197         2,911         2,560         3,448          2,493
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                            709            709           717           717           710            710
    Postretirement benefits                      197            197           209           209           220            220
    Abandoned Midland Project                     11             11            12            12            12             12
    Other                                        173            173           167           167            91            173
Assets held for sale                               -          2,452             -         3,480             -          3,605
Price risk management assets                     510            382           424           368           350            350
Goodwill, net                                    747              -           811             -           849              -
Nuclear decommissioning trust funds              555            555           581           581           594            594
Notes receivable -- related party                203            203           177           177           166            166
Notes receivable                                 129            126           134           130           143            135
Other                                            506            470           568           565           829            719
                                         -----------------------------------------------------------------------------------
Total Non-current Assets                       3,740          5,278         3,800         6,406         3,964          6,684
                                         -----------------------------------------------------------------------------------
TOTAL ASSETS                                $ 15,473       $ 14,587      $ 16,980       $16,775      $ 17,646       $ 16,826
============================================================================================================================

                                                          CMS Energy Corporation

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                   June 30, 2002              December 31, 2001             June 30, 2001
                                              -------------              -----------------             -------------
                                               (Unaudited)                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
In Millions                            As Reported   As Restated    As Reported   As Restated   As Reported   As Restated
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT AND
LIABILITIES
CAPITALIZATION
Common Stockholders' equity                $ 1,757       $ 1,552        $ 1,890       $ 2,038       $ 2,684       $ 2,668
Preferred stock of subsidiary                   44            44             44            44            44            44
Company-obligated convertible Trust
Preferred Securities of
subsidiaries                                   694           694            694           694           694           694
Company-obligated mandatorily
redeemable preferred securities of
Consumers' subsidiaries                        490           490            520           520           520           520
Long-term debt                               6,307         5,367          6,923         5,840         7,193         6,012
Non-current portion of capital
leases                                          96            97             60            71            55            54
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization                         9,388         8,244         10,131         9,207        11,190         9,992
-------------------------------------------------------------------------------------------------------------------------
Minority Interests                              77            13             86            24            89            24
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt
and capital leases                             644           639            981         1,016           341           339
Notes payable                                  280           269            416           416           328           328
Accounts payable                               526           270            547           359           632           359
Accounts payable -- Marketing,
services and trading                           380           233            452           236           378           140
Accrued taxes                                  337           223            125           111           222           168
Accrued interest                               173           150            163           135           177           144
Accounts payable -- related parties             66            57             62            54            72            67
Liabilities held for sale                        -           579              -           639             -           629
Price risk management liabilities              198           178            381           367         1,060           511
Current portion of purchase
power contracts                                  -            24              -            24             -            22
Current portion of gas supply
contract obligations                             -            24              -            22             -            21
Deferred income taxes                           12            13             51            49            21            21
Other                                          438           223            510           243           622           288
                                          -------------------------------------------------------------------------------
Total Current Liabilities                    3,054         2,882          3,688         3,671         3,853         3,037
-------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                          694           529            773           824           772           727
Postretirement benefits                        271           296            333           356           350           334
Liabilities held for sale                        -         1,350              -         1,376             -         1,441
Deferred investment tax credit                  94            94            102           102           107           107
Regulatory liabilities for income
taxes, net                                     276           276            276           276           264           264
Price risk management liabilities              457           321            352           287           340           325
Gas supply contract obligations                272           249            287           266           292           273
Power loss contract reserves                   327             -            354             -            50             -
Power purchase agreement -- MCV
Partnership                                      -            41              -            52             -            67
Other                                          563           292            598           334           339           235
                                          -------------------------------------------------------------------------------
TOTAL NON-CURRENT LIABILITIES                2,954         3,448          3,075         3,873         2,514         3,773
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' INVESTMENT AND
LIABILITIES                               $ 15,473      $ 14,587       $ 16,980      $ 16,775      $ 17,646      $ 16,826
=========================================================================================================================

                                                          CMS Energy Corporation

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
June 30                                                             Three Months Ended             Three Months Ended
                                                                    ------------------             ------------------
                                                                          2002                            2001
                                                                          ----                            ----
-----------------------------------------------------------------------------------------------------------------------
In Millions                                                     As Reported   As Restated      As Reported  As Restated
-----------------------------------------------------------------------------------------------------------------------

COMMON STOCK
   At beginning and end of period                                    $    1        $    1           $    1       $    1
------------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
   At beginning of period                                             3,298         3,299            3,252        3,252
   Common stock reacquired                                               (1)           (1)               -            -
   Common stock issued                                                   20            19               12           12
                                                                --------------------------------------------------------
      At end of period                                                3,317         3,317            3,264        3,264
------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                1            (5)              (3)          (3)
    Unrealized loss on investments (a)                                   (1)           (2)              (1)          (1)
                                                                --------------------------------------------------------
      At end of period                                                    -            (7)              (4)          (4)
------------------------------------------------------------------------------------------------------------------------

  Derivative Instruments (b)
    At beginning of period                                              (17)          (17)              (7)          (7)
    Unrealized loss on derivative instruments (a)                       (10)          (13)             (15)         (15)
    Reclassification adjustments included in consolidated
        net income (loss) (a)                                             2             1               (2)          (2)
                                                                --------------------------------------------------------
       At end of period                                                 (25)          (29)             (24)         (24)
------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
   At beginning of period                                              (290)         (241)            (284)        (236)
   Change in foreign currency translation (a)                          (408)         (409)             (17)         (17)
                                                                --------------------------------------------------------
       At end of period                                                (698)         (650)            (301)        (253)
------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
   At beginning of period                                              (714)         (957)            (256)        (270)
   Consolidated net income (loss) (a)                                   (75)          (74)              53            3
   Common stock dividends declared                                      (49)          (49)             (49)         (49)
                                                                --------------------------------------------------------
      At end of period                                                 (838)       (1,080)            (252)        (316)
------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                    $1,757       $ 1,552          $ 2,684      $ 2,668
========================================================================================================================

(a) Disclosure of Comprehensive Income (Loss):

       Investments
           Unrealized loss on investments                            $   (1)        $  (2)          $   (1)     $    (1)
       Derivative Instruments
           Unrealized loss on derivative instruments                    (10)          (13)             (15)         (15)
           Reclassification adjustments included in                       2             1               (2)          (2)
             consolidated net income (loss)
       Foreign currency translation, net                               (408)         (409)             (17)         (17)
       Consolidated net income (loss)                                   (75)          (74)              53            3
                                                                --------------------------------------------------------
       Total Consolidated Comprehensive Income (Loss)               $  (492)      $  (497)           $  18      $   (32)
                                                                ========================================================

(b) Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting relating to its equity investment in the MCV Partnership as follows:

       MCV Partnership:
       At the beginning of the period                                $    -         $  (1)          $    -      $     2
       Unrealized gain (loss) on derivative instruments                   -             1                -           (8)
       Reclassification adjustments included in
         consolidated net income                                          -             1                -            -
                                                                --------------------------------------------------------
       At the end of the period                                      $    -         $   1           $    -      $    (6)
========================================================================================================================

                                                          CMS Energy Corporation

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (UNAUDITED)
IN MILLIONS
----------------------------------------------------------------------------------------------------------------------
                                                               Six Months Ended 2002         Six Months Ended 2001
                                                               ---------------------         ---------------------
June 30                                                     As Reported    As Restated    As Reported    As Restated
----------------------------------------------------------------------------------------------------------------------

COMMON STOCK                                                    $     1        $     1        $     1        $     1
   At beginning and end of period
----------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                         3,269          3,257          2,936          2,936
   Common stock reacquired                                           (1)            (1)             -              -
   Common stock issued                                               49             61            328            328
                                                               -------------------------------------------------------
      At end of period                                            3,317          3,317          3,264          3,264
----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                           (4)            (5)            (2)            (2)
    Unrealized loss on investments (a)                                4             (2)            (2)            (2)
                                                               -------------------------------------------------------
      At end of period                                                -             (7)            (4)            (4)
----------------------------------------------------------------------------------------------------------------------

  Derivative Instruments (c)
    At beginning of period (b)                                      (26)           (31)            13             13
    Unrealized loss on derivative instruments (a)                    (3)            (1)           (29)           (29)
    Reclassification adjustments included in consolidated
       net income (loss) (a)                                          4              3             (8)            (8)
                                                               -------------------------------------------------------
       At end of period                                             (25)           (29)           (24)           (24)
----------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
   At beginning of period                                          (295)          (233)          (254)          (206)
   Change in foreign currency translation (a)                      (403)          (417)           (47)           (47)
                                                               -------------------------------------------------------
       At end of period                                            (698)          (650)          (301)          (253)
----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
   At beginning of period                                        (1,055)          (951)          (320)          (313)
    Consolidated net income (loss) (a)                              314            (32)           162             91
    Common stock dividends declared                                 (97)           (97)           (94)           (94)
                                                               -------------------------------------------------------
      At end of period                                             (838)        (1,080)          (252)          (316)
----------------------------------------------------------------------------------------------------------------------

Total Common Stockholders' Equity                               $ 1,757        $ 1,552        $ 2,684        $ 2,668
======================================================================================================================

(a) Disclosure of Comprehensive Income (Loss):

       Investments
           Unrealized gain (loss) on investments                $     4        $    (2)       $    (2)       $    (2)
       Derivative Instruments
           Unrealized loss on derivative instruments                 (3)            (1)           (29)           (29)
           Reclassification adjustments included in                   4              3             (8)            (8)
              consolidated net income (loss)
       Foreign currency translation, net                           (403)          (417)           (47)           (47)
       Consolidated net income (loss)                               314            (32)           162             91
                                                               -------------------------------------------------------

       Total Consolidated Comprehensive Income (Loss)           $   (84)       $  (449)       $    76        $     5
                                                               =======================================================

(b) Cumulative effect of change in accounting principle, net of $(8) tax in 2001.

(c) Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting relating to its equity investment in the MCV Partnership as follows:

         MCV Partnership:
         At the beginning of the period                         $     -        $    (8)       $     -        $     -
         Cumulative effect of change in accounting for
           derivative instruments                                     -              -              -              5
         Unrealized gain (loss) on derivative instruments             -              6              -            (12)
         Reclassification adjustments included in
           consolidated net income                                    -              3              -              1
                                                               -------------------------------------------------------

         At the end of the period                               $     -        $     1        $     -        $    (6)
======================================================================================================================

                                                          CMS Energy Corporation

---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)              Three Months Ended             Three Months Ended
In Millions, Except Per Share Amounts                      ------------------             ------------------
September 30                                                      2002                           2001
                                                                  ----                           ----
                                                      As Reported    As Restated    As Reported     As Restated
---------------------------------------------------------------------------------------------------------------

Operating Revenue                                           1,333          2,579          1,333          1,898
                                                     ----------------------------------------------------------
Operating Expenses                                            910          2,203            933          1,620
Maintenance                                                    57             49             59             46
Depreciation, depletion and amortization                      103             89            113             89
General taxes                                                  52             46             52             44
Loss contracts and reduced asset valuations                     -              -            554            228
                                                     ----------------------------------------------------------
Total Operating Expenses                                    1,122          2,387          1,711          2,027
                                                     ----------------------------------------------------------

OPERATING INCOME (LOSS)
Electric utility                                              175            175            (63)            69
Gas utility                                                   (15)           (14)            (2)            (1)
Natural gas transmission                                       41             (3)             7            (31)
Independent power production                                   43             38           (328)          (124)
Marketing, services and trading                                (4)            15             18             (8)
Other                                                         (29)           (19)           (10)           (34)
                                                     ----------------------------------------------------------
                                                              211            192           (378)          (129)
OTHER INCOME (DEDUCTIONS)
Accretion expense                                              (9)            (8)            (9)           (10)
Gain on asset sales, net                                       12             13              -              -
Other, net                                                      6             (3)             8             14
                                                     ----------------------------------------------------------
                                                                9              2             (1)             4
                                                     ----------------------------------------------------------
EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES              220            194           (379)          (125)
---------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Interest on long-term debt                                    142            109            130             96
Other interest                                                  7              5             18             18
Capitalized interest                                           (5)            (5)            (7)            (5)
Preferred securities distributions                             18             18             25             25
---------------------------------------------------------------------------------------------------------------
                                                              162            127            166            134
---------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes and Minority


Interests                                                      58             67           (545)          (259)
Income Taxes (Benefits)                                        50             55           (184)           (84)
Minority Interests                                              2              -              2              1
                                                     ----------------------------------------------------------
Income (Loss) From Continuing Operations                        6             12           (363)          (176)
Income (Loss) From Discontinued Operations                     17             24           (206)          (202)
                                                     ----------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change in
Accounting Principle                                           23             36           (569)          (378)
Cumulative Effect of Change in Accounting Principle             -              1              -              -
                                                     ----------------------------------------------------------
Consolidated Net Income (Loss)                            $    23        $    37        $  (569)       $  (378)
===============================================================================================================
Basic Earnings (Loss) Per Average Common Share            $   .16        $   .26        $ (4.29)       $ (2.85)
===============================================================================================================
Diluted Earnings (Loss) Per Average Common Share          $   .16        $   .26        $ (4.29)       $ (2.85)
===============================================================================================================
Dividends Declared Per Common Share                       $   .18        $   .18        $  .365        $  .365
===============================================================================================================

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                       Nine Months Ended             Nine Months Ended
In Millions, Except Per Share Amounts                               ------------------            -----------------
September 30                                                             2002                          2001
                                                                         ----                          ----
                                                                As Reported    As Restated    As Reported    As Restated
-------------------------------------------------------------------------------------------------------------------------

Operating Revenue                                                   $ 4,285        $ 6,979        $ 4,728        $ 6,246
                                                                ---------------------------------------------------------
Operating Expenses                                                    2,875          5,755          3,298          5,247
Maintenance                                                             180            157            189            161
Depreciation, depletion and amortization                                329            297            353            285
General taxes                                                           170            151            171            147
Loss contracts and reduced asset valuations                               -              -            554            228
                                                                ---------------------------------------------------------
Total Operating Expenses                                              3,554          6,360          4,565          6,068
                                                                ---------------------------------------------------------

OPERATING INCOME (LOSS)
Electric utility                                                        406            406            153            294
Gas utility                                                              68             68             78             80
Natural gas transmission                                                140             (8)           143            (20)
Independent power production                                            154            103           (276)           (70)
Marketing, services and trading                                         (29)            25             75            (40)
Other                                                                    (8)            25            (10)           (66)
                                                                ---------------------------------------------------------
                                                                        731            619            163            178
OTHER INCOME (DEDUCTIONS)
Accretion expense                                                       (26)           (23)           (26)           (28)
Gain (loss) on asset sales, net                                          60             61             (1)            (2)
Other, net                                                               15             (4)            22             26
                                                                ---------------------------------------------------------
                                                                         49             34             (5)            (4)
-------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND INCOME TAXES                               780            653            158            174
-------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Interest on long-term debt                                              385            305            400            307
Other interest                                                           21             19             47             46
Capitalized interest                                                    (14)           (12)           (34)           (32)
Preferred dividends                                                       1              1              1              1
Preferred securities distributions                                       68             68             71             71
-------------------------------------------------------------------------------------------------------------------------
                                                                        461            381            485            393
-------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes and Minority
Interests                                                               319            272           (327)          (219)
Income Taxes (Benefits)                                                 147            130           (109)           (79)
Minority Interests                                                        4              1              3              2
                                                                ---------------------------------------------------------
Income (Loss) From Continuing Operations                                168            141           (221)          (142)
Income (Loss) From Discontinued Operations                              186           (154)          (186)          (154)
                                                                ---------------------------------------------------------
Income (Loss) Before Cumulative Effect of Change in                     354            (13)          (407)          (296)
Accounting Principle and Extraordinary Item
Cumulative Effect of Change in Accounting Principle                      (9)            18              -              9
                                                                ---------------------------------------------------------
Income (Loss) Before Extraordinary Item                                 345              5           (407)          (287)
Extraordinary Item                                                       (8)             -              -              -
                                                                ---------------------------------------------------------
Consolidated Net Income (Loss)                                      $   337        $     5        $  (407)       $  (287)
=========================================================================================================================

Basic Earnings (Loss) Per Average Common Share                      $  2.45        $   .04        $ (3.13)       $ (2.20)
=========================================================================================================================
Diluted Earnings (Loss) Per Average Common Share                    $  2.42        $   .04        $ (3.13)       $ (2.20)
=========================================================================================================================
Dividends Declared Per Common Share                                 $   .91        $   .91        $ 1.095        $ 1.095
=========================================================================================================================

                                                          CMS Energy Corporation



                                                                                  Nine Months Ended            Nine Months Ended
                                                                                  ------------------           -----------------
                                                                                         2002                         2001
                                                                                         ----                         ----
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
September 30
In Millions                                                                    As Reported   As Restated   As Reported   As Restated
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)                                                   $   337       $     5       $  (407)      $  (287)
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, depletion and amortization                                             329           297           353           285
Reduced asset valuations                                                               -             -           554           228
Discontinued operations (Note 2)                                                    (186)          127           186           187
Capital lease and debt discount amortization                                          17            14            17             7
Deferred income taxes and investment tax credit                                     (105)         (294)          (30)           36
Accretion expense                                                                     26            23            26            28
Undistributed earnings from related parties                                         (102)          (71)           (2)          (37)
(Gain) loss on the sale of assets                                                    (60)          (61)            1             2
Cumulative effect of an accounting change                                              9           (18)            -            (9)
Extraordinary item                                                                     8             -             -             -
Changes in other assets and liabilities:
Decrease in accounts receivable and accrued revenues                                 415           322           180           393
Increase in inventories                                                              (48)          (47)         (365)         (321)
Decrease in accounts payable and accrued expenses                                   (175)         (130)         (334)         (554)
Change in postretirement benefits, net                                               (46)            -             -             -
Changes in other assets and liabilities                                              (96)          166            67           223
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            323           333           246           181
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (excludes assets placed under capital lease)                   (523)         (538)         (862)         (848)
Investments in partnerships and unconsolidated subsidiaries                          (49)          (49)         (163)         (165)
Cost to retire property, net                                                         (50)          (53)          (73)          (73)
Investments in Electric Restructuring Implementation Plan                              -            (6)            -            (9)
Investments in nuclear decommissioning trust funds                                    (5)           (5)           (5)           (5)
Proceeds from nuclear decommissioning trust funds                                     19            19            21            21
Proceeds from sale of assets                                                       1,527         1,533           109           122
Other                                                                                (20)          (17)          (21)           (2)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  899           884          (994)         (959)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes, bonds, and other long-term debt                                 688           726         1,644         1,771
Proceeds from trust preferred securities                                               -             -           121           125
Issuance of common stock                                                             350           362           334           334
Retirement of bonds and other long-term debt                                      (1,421)       (1,453)         (923)       (1,050)
Retirement of trust preferred securities                                            (331)         (331)            -             -
Repurchase of common stock                                                             -             -            (5)           (5)
Payment of common stock dividends                                                   (124)         (124)         (135)         (140)
Decrease in notes payable, net                                                      (185)         (163)         (250)         (250)
Payment of capital lease obligations                                                 (11)          (11)          (17)          (17)
Other financing                                                                       30             -            10             2
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               (1,004)          994           779           770
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                  218           223            31            (8)
CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                             189           127           182           141
------------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                               $   407       $   350       $   213       $   133
====================================================================================================================================
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:
CASH TRANSACTIONS
Interest paid (net of amounts capitalized)                                       $   421       $   326       $   450       $   295
Income taxes paid (net of refunds)                                                   (42)          (42)           (6)           (6)
Pension and OPEB cash contributions                                                  126           126           103           103
NON-CASH TRANSACTIONS
Nuclear fuel placed under capital lease                                          $     -       $     -       $    13       $    13
Other assets placed under capital lease                                               65            50            15            23


                                                          CMS Energy Corporation

CONSOLIDATED BALANCE SHEETS                            September 30, 2002           December 31, 2001           September 30, 2001
                                                       ------------------           -----------------           ------------------
                                                          (Unaudited)                                              (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
In Millions                                        As Reported   As Restated   As Reported   As Restated   As Reported   As Restated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

PLANT AND PROPERTY (AT COST)                         $13,593       $11,228       $14,631       $11,485       $14,263       $11,256
Less accumulated depreciation,
depletion and amortization                             6,523         6,060         6,833         6,158         6,735         6,086
                                                     -------------------------------------------------------------------------------
Plant, net                                             7,070         5,168         7,798         5,327         7,528         5,170
Construction work-in-progress                            488           466           564           521           567           463
                                                     -------------------------------------------------------------------------------
Total Plant                                            7,558         5,634         8,362         5,848         8,095         5,633
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
Independent power production                             706           703           718           714           781           753
Natural gas transmission                                 269           176           501           577           540           597
Midland Cogeneration Venture Limited
Partnership                                              370           370           300           300           296           296
First Midland Limited Partnership                        250           250           253           253           249           249
Other                                                     86            74           135           117           105           118
                                                     -------------------------------------------------------------------------------
                                                       1,681         1,573         1,907         1,961         1,971         2,013
------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary cash                                  407           350           189           127           213           133
investments at cost
Accounts receivable, notes receivable                    309           102           681           219           585           165
and accrued revenue
Accounts receivable -- Marketing,                        441           276           561           295           634           300
services and trading
Accounts receivable and notes                              -           103             -           190             -           153
receivable - related parties
Inventories at average cost
  Gas in underground storage                             630           635           587           590           630           617
  Materials and supplies                                 163            87           174            89           145            84
  Generating plant fuel stock                             49            49            52            52            50            49
Assets held for sale                                       -           338             -           471             -           518
Price risk management assets                             240           211           461           327         1,093           384
Prepayments and other                                    200           139           206           200           252           131
                                                     -------------------------------------------------------------------------------
Total Current Assets                                   2,439         2,290         2,911         2,560         3,602         2,534
------------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
  Regulatory Assets
                                                         699           699           717           717           710           710
    Securitized costs
    Postretirement benefits                              191           191           209           209           214           214
    Abandoned Midland Project                             11            11            12            12            12            12
    Other                                                173           173           167           167            89           169
Assets held for sale                                       -         2,249             -         3,480             -         3,430
Price risk management assets                             386           276           424           368           350           329
Goodwill, net                                            740             -           811             -           824             -
Nuclear decommissioning trust funds
                                                         530           530           581           581           568           568
Notes receivable -- related party                        203           203           177           177           163           163
Notes receivable                                         126           126           134           130           142           137
Other                                                    485           442           568           565           749           636
                                                     -------------------------------------------------------------------------------
Total Non-current Assets                               3,544         4,900         3,800         6,406         3,821         6,368
                                                     -------------------------------------------------------------------------------
TOTAL ASSETS                                         $15,222       $14,397       $16,980       $16,775       $17,489       $16,548
====================================================================================================================================

                                                          CMS Energy Corporation

CONSOLIDATED BALANCE SHEETS                           September 30, 2002           December 31, 2001           September 30, 2001
                                                      ------------------           -----------------           ------------------
                                                          (Unaudited)                                            (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
In Millions                                        As Reported   As Restated   As Reported   As Restated   As Reported   As Restated
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT AND
LIABILITIES
CAPITALIZATION
Common Stockholders' equity                          $ 2,022       $ 1,829       $ 1,890       $ 2,038       $ 1,987       $ 2,176
Preferred stock of subsidiary                             44            44            44            44            44            44
Company-obligated convertible Trust
Preferred Securities of
subsidiaries                                             393           393           694           694           694           694
Company-obligated mandatorily
redeemable preferred securities of
Consumers' subsidiaries                                  490           490           520           520           520           520
Long-term debt                                         6,585         5,648         6,923         5,840         7,402         6,222
Non-current portion of capital
leases                                                   110           110            60            71            57            61
------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                   9,644         8,514        10,131         9,207        10,704         9,717
------------------------------------------------------------------------------------------------------------------------------------
Minority Interests                                        74            12            86            24            82            28
------------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt                        604           601           981         1,016           802           801
and capital leases
Notes payable                                            246           235           416           416           153           153
Accounts payable                                         435           308           547           359           593           360
Accounts payable -- Marketing,                           274           170           452           236           392           144
services and trading
Accrued taxes                                            292           259           125           111            72            42
Accrued interest                                         125           114           163           135           155           142
Accounts payable -- related parties                       65            56            62            54            68            62
Liabilities held for sale                                  -           317             -           639             -           553
Price risk management liabilities                        208           180           381           367         1,060           468
Current portion of purchase                                -            29             -            24             -            22
power contracts
Current portion of gas supply                              -            24             -            22             -            22
contract obligations
Deferred income taxes                                     11            11            51            49             9             6
Other                                                    444           243           510           243           657           283
                                                     -------------------------------------------------------------------------------
Total Current Liabilities                              2,704         2,547         3,688         3,671         3,961         3,058
------------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                    712           570           773           824           646           718
Postretirement benefits                                  266           306           333           356           347           331
Liabilities held for sale                                  -         1,321             -         1,376             -         1,420
Deferred investment tax credit                            92            92           102           102           104           104
Regulatory liabilities for income                        282           282           276           276           270           270
taxes, net
Price risk management liabilities                        301           178           352           287           340           278
Power loss contract reserves                             312             -           354             -           365             -
Gas supply contract obligations                          270           246           287           266           291           271
Power purchase agreement -- MCV                            -            30             -            52             -            61
Partnership
Other                                                    565           299           598           334           379           292
                                                     -------------------------------------------------------------------------------
TOTAL NON-CURRENT LIABILITIES                          2,800         3,324         3,075         3,873         2,742         3,745
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES       $15,222       $14,397       $16,980       $16,775       $17,489       $16,548
====================================================================================================================================

                                                          CMS Energy Corporation

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
September 30                                                         Three Months Ended          Three Months Ended
                                                                     ------------------          ------------------
                                                                             2002                        2001
                                                                             ----                        ----
In Millions                                                      As Reported   As Restated     As Reported  As Restated
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   At beginning and end of period                                        $ 1           $ 1             $ 1          $ 1
-----------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
   At beginning of period                                              3,317         3,317           3,264        3,264
   Common stock repurchased                                                -             -              (5)          (5)
   Common stock reacquired                                                (1)           (1)              -            -
   Common stock issued                                                   303           303               6            6
                                                                  -----------------------------------------------------
      At end of period                                                 3,619         3,619           3,265        3,265
-----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                 -            (7)             (4)          (4)
    Unrealized gain (loss) on investments (a)                             (5)            1              (1)          (1)
                                                                  -----------------------------------------------------
      At end of period                                                    (5)           (6)             (5)          (5)
-----------------------------------------------------------------------------------------------------------------------

  Derivative Instruments (b)
    At beginning of period                                               (25)          (29)            (24)         (24)
    Unrealized loss on derivative instruments (a)                        (12)          (21)            (15)         (15)
    Reclassification adjustments included in consolidated
       net income (loss) (a)                                               1             2               -            -
                                                                  -----------------------------------------------------
       At end of period                                                  (36)          (48)            (39)         (39)
-----------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
   At beginning of period                                               (698)         (650)           (301)        (253)
   Change in foreign currency translation (a)                            (17)          (17)            (17)          (3)
                                                                  -----------------------------------------------------
       At end of period                                                 (715)         (667)           (318)        (256)
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
   At beginning of period                                               (838)       (1,080)           (252)        (316)
   Consolidated net income (loss) (a)                                     23            37            (569)        (378)
   Common stock dividends declared                                       (27)          (27)            (96)         (96)
                                                                  -----------------------------------------------------
      At end of period                                                  (842)       (1,070)           (917)        (790)
-----------------------------------------------------------------------------------------------------------------------

Total Common Stockholders' Equity                                     $2,022        $1,829          $1,987       $2,176
=======================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
       Investments
          Unrealized gain (loss) on investments,                       $  (5)           $1            $ (1)        $ (1)
       Derivative Instruments
          Unrealized gain (loss) on derivative instruments               (12)          (21)            (15)         (15)
          Reclassification adjustments included in
              consolidated net income (loss)                               1             2               -            -
       Foreign currency translation, net                                 (17)          (17)            (17)          (3)
       Consolidated net income (loss)                                     23            37            (569)        (378)
                                                                  -----------------------------------------------------

       Total Consolidated Comprehensive Income (Loss)                 $  (10)         $  2           $(602)       $(397)
                                                                  =====================================================

(b)  Included in these amounts is CMS Energy's
proportionate share of the effects of derivative
accounting relating to its equity investment in
the MCV Partnership and Taweelah as follows:
       MCV Partnership:
       At the beginning of the period                                 $    -          $  1           $   -        $  (6)
       Unrealized gain (loss) on derivative
          instruments                                                      -             1               -           (3)
       Reclassification adjustments included in
          consolidated net income                                          -             2               -           (1)
                                                                  -----------------------------------------------------

       At the end of the period                                       $    -          $  4           $   -        $ (10)
                                                                  =====================================================

       Taweelah:
       At the beginning of the period                                 $    -          $  -           $   -        $   -
       Unrealized gain (loss) on derivative
          instruments                                                      -           (24)              -            -
                                                                  -----------------------------------------------------
       At the end of the period                                       $    -          $(24)          $   -        $   -
=======================================================================================================================


                                                          CMS Energy Corporation

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
September 30                                                       Nine Months Ended 2002       Nine Months Ended 2001
                                                                   ----------------------       ----------------------
In Millions                                                      As Reported   As Restated     As Reported  As Restated
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   At beginning and end of period                                        $ 1           $ 1             $ 1          $ 1
-----------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
   At beginning of period                                              3,269         3,257           2,936        2,936
   Common stock repurchased                                                -             -              (5)          (5)
   Common stock reacquired                                                (2)           (2)              -            -
   Common stock issued                                                   352           364             334          334
                                                                 ------------------------------------------------------
      At end of period                                                 3,619         3,619           3,265        3,265
-----------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                (4)           (5)             (2)          (2)
    Unrealized loss on investments (a)                                    (1)           (1)             (3)          (3)
                                                                 ------------------------------------------------------
      At end of period                                                    (5)           (6)             (5)          (5)
-----------------------------------------------------------------------------------------------------------------------

  Derivative Instruments (c)
    At beginning of period (b)                                           (26)          (31)             13           13
    Unrealized loss on derivative instruments (a)                        (15)          (22)            (44)         (44)
    Reclassification adjustments included in consolidated
      net income (loss) (a)                                                5             5              (8)          (8)
                                                                 ------------------------------------------------------
       At end of period                                                  (36)          (48)            (39)         (39)
-----------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
   At beginning of period                                               (295)         (233)           (254)        (206)
   Change in foreign currency translation (a)                           (420)         (434)            (64)         (50)
                                                                 ------------------------------------------------------
       At end of period                                                 (715)         (667)           (318)        (256)
-----------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   At beginning of period                                             (1,055)         (951)           (320)        (313)
    Consolidated net income (loss) (a)                                   337             5            (407)        (287)
    Common stock dividend declared                                      (124)         (124)           (190)        (190)
                                                                 ------------------------------------------------------
      At end of period                                                  (842)       (1,070)           (917)        (790)
-----------------------------------------------------------------------------------------------------------------------

Total Common Stockholders' Equity                                     $2,022        $1,829          $1,987       $2,176
=======================================================================================================================

(a) Disclosure of Comprehensive Income (Loss):
       Investments
       Unrealized loss on investments                                  $  (1)        $  (1)          $  (3)        $ (3)
       Derivative Instruments
           Unrealized loss on derivative instruments                     (15)          (22)            (44)         (44)
           Reclassification adjustments included in
             consolidated net income (loss)                                5             5              (8)          (8)
       Foreign currency translation, net                                (420)         (434)            (64)         (50)
       Consolidated net income (loss)                                    337             5            (407)        (287)
                                                                 ------------------------------------------------------

       Total Consolidated Comprehensive (Loss)                        $  (94)      $  (447)         $ (526)       $(392)
                                                                 ======================================================

(b) Cumulative effect of change in accounting principle, net of $(8) tax in 2001.

(c) Included in these amounts is CMS Energy's
proportionate share of the effects of derivative accounting
relating to its equity investment in the MCV Partnership
and Taweelah as follows:
     MCV Partnership:
     At the beginning of the period                                   $    -       $    (8)         $    -        $   -
     Cumulative effect of change in accounting for
       derivative instruments                                              -             -               -            5
     Unrealized gain (loss) on derivative instruments                      -             7               -          (15)
     Reclassification adjustments included in
       consolidated net income                                             -             5               -            -
                                                                 ------------------------------------------------------
     At the end of the period                                         $    -       $     4          $    -        $ (10)
                                                                 ======================================================

     Taweelah:
     At the beginning of the period                                   $    -       $     -          $    -         $  -
     Unrealized gain (loss) on derivative instruments                      -           (24)              -            -
                                                                 ------------------------------------------------------
     At the end of the period                                         $    -       $   (24)         $    -         $  -
=======================================================================================================================

                                                          CMS Energy Corporation

In addition, as a result of Consumers reclassifying its headquarters' lease from an operating lease to a capital lease the following table illustrates the amount of capital leases included in Consumers' restated balance sheet plant accounts:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                         September 30            December 31        September 30
                                                                 2002                   2001                2001
                                                          (Unaudited)                                (Unaudited)
Capital leases                                            As Restated            As Restated         As Restated
----------------------------------------------------------------------------------------------------------------
Electric                                                        $ 101                   $ 93                $ 90
Gas                                                                42                     39                  39
Other                                                              75                     46                  39
                                                                 ----                   ----                ----
                                                                  218                    178                 168
Less accumulated amortization                                      96                     93                  95
                                                                 ----                   ----                ----

Net capital lease                                               $ 122                   $ 85                $ 73
================================================================================================================

                                                          CMS Energy Corporation

11:  SUBSEQUENT EVENTS

Subsequent to November 14, 2002, the date of filing CMS Energy's Form 10-Q for the third quarter 2002, a number of material events have occurred. These material events have been disclosed in CMS Energy's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2002, filed with the SEC on July 1, 2003, CMS Energy's Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 14, 2003, and CMS Energy's Form 8-K filed with the SEC on June 24, 2003, each of which is incorporated by reference herein. In addition to the events disclosed in the above referenced documents, see below for a summary of events that have occurred subsequent to July 1, 2003, the date of filing CMS Energy's Form 10-K/A Amendment No. 2 with the SEC.

DISCLOSURE CONTROLS

CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report on Form 10-Q/A. Based on these evaluations, CMS Energy's CEO and CFO have concluded that CMS Energy's disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in CMS Energy's internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

DISCONTINUED OPERATIONS

In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for approximately $112.6 million in cash and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2005 through 2009. The net sale proceeds of approximately $100.4 million were used to reduce debt.

Effective June 30, 2003, CMS Energy completed the sale of CMS Viron to Chevron Energy Solutions as part of its ongoing asset sale program.

UNCERTAINTIES

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

SECURITIZATION: In June 2003, the MPSC issued a financing order authorizing the issuance of $554 million of Securitization bonds. The order approved Consumers' request to securitize costs associated with federal Clean Air Act expenditures, retail open access implementation costs and expenses associated with the issuance of the securitization bonds. The order also directed that the securitization charges be designed such that retail open access customers would pay a significantly smaller charge than would full service customers. On July 1, 2003, Consumers filed a petition for rehearing and clarification of certain portions of the order with the MPSC, including the portion dealing with the design of the securitization charges. Depending upon the results and timing of the rehearing and if there are no court appeals and no delays in the offering process, Consumers anticipates, but

                                                          CMS Energy Corporation

cannot assure, that securitization bonds could be issued during the first quarter of 2004.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its GCR factor for the remainder of their current GCR plan year and to implement a quarterly ceiling price adjustment mechanism. This order will increase the likelihood that Consumers will recover the higher costs associated with its gas purchases in a more timely manner.

ENTERPRISES' OUTLOOK

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 megawatts Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its operating and debt-service obligations. LYPP currently has A$500 million of term bank debt that, pursuant to prior extensions from the lenders, was scheduled to mature on July 11, 2003. A further extension was received such that this debt now is scheduled to mature on November 11, 2003. The partners in LYPP (including affiliates of CMS Generation Co., NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) or a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for about A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has indicated its concern with the potential anticompetitive effects of this transaction. Closing is targeted for early September 2003, however, given the regulatory uncertainties, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than November 2, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a period of exclusivity while the conditions of the purchase are satisfied. The signing of the share sale agreement allows GEAC to begin discussions with LYPP's lenders to pursue a debt restructuring. The proceeds to CMS Energy for its equity share of LYPP are estimated to be approximately $55 million. However, the ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its equity investment in the LYPP. CMS Energy has previously written off its equity investment in the LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $119 million at June 30, 2003. Any

                                                          CMS Energy Corporation

such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

In July 2003, CMS Energy and the National Power Company, through their joint venture Jubail Energy Company (JEC) closed a $170 million limited recourse project financing for construction of a co-generation plant designed to produce up to 250 MW and 510 tons of industrial steam per hour. The plant will be located within the Saudi Petrochemical Company's (SADAF) complex at Jubail Industrial City in Saudi Arabia. CMS Energy owns 25 percent of JEC, which has entered into a long-term contract with SADAF for the entire output of the plant. The plant is expected to be in operation in 2005 and will be the first independent power plant in Saudi Arabia.

SHORT-TERM AND LONG-TERM FINANCINGS AND CAPITALIZATION

In July 2003, CMS Energy paid down $150 million principal amount of CMS Energy's 8.375% Reset Put Securities due 2013. As a result, CMS Energy recorded a charge of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities.

In July 2003, CMS Energy issued $150 million of 3.375 % convertible senior notes due 2023 and $300 million of 7.75 % senior notes due 2010. The securities, offered in a private placement under Rule 144A of the Securities Act of 1933, were purchased at closing by certain financial institutions as initial purchasers. CMS Energy has granted the initial purchasers an option to purchase up to an additional $50 million of the convertible senior notes for a period of 45 days after closing. Closing of the sales of the notes occurred on July 16, 2003 for the convertible senior notes and July 17, 2003 for the senior notes.

CMS Energy may redeem all or part of the senior notes at any time, for a price equal to 100 percent of the principal amount of the senior notes to be redeemed plus any accrued and unpaid interest, and additional amounts, if any, to the redemption date. CMS Energy may redeem all or part of the convertible senior notes on or after July 15, 2008, for a price equal to 100 percent of the principal amount of the convertible senior notes to be redeemed plus any accrued and unpaid interest, and additional amounts owed, if any, to the redemption date.

Holders of the convertible senior notes will have the right to require CMS Energy to repurchase all or any part of their convertible senior notes at a repurchase price equal to 100 percent of the principal amount of the convertible senior notes, plus accrued and unpaid interest and additional amounts, if any, on July 15, 2008, July 15, 2013 and July 15, 2018.

Holders of the convertible senior notes may convert their notes prior to maturity into shares of CMS Energy Common Stock under certain circumstances at a conversion price of $10.671 per share (subject to adjustment in certain events). The senior notes and convertible senior notes, as well as the underlying CMS Energy Common Stock issuable upon conversion, have not been registered under the Securities Act of 1933, although CMS Energy is contractually committed to register the replacement senior notes and convertible senior notes, as well as the CMS Energy Common Stock.

The approximately $433 million of net proceeds from these offerings will be applied to retire a portion of debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75 % Senior Notes due January 2004. If exercised, the proceeds from the initial purchasers' option for the additional $50 million convertible senior notes would be used to refinance existing indebtedness.

NEW ACCOUNTING STANDARD:

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement

                                                          CMS Energy Corporation

requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 is effective July 1, 2003.

CMS Energy has determined that Consumers Power Company Financing I, Consumers Energy Company Financing II, Consumers Energy Company Financing III, Consumers Energy Company Financing IV, and CMS Energy Trust I securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. Beginning July 1, 2003, these securities will be reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet at fair value.

CMS Energy has determined that CMS Energy Trust Securities III have both equity and liability characteristics. The securities include both a future stock purchase contract and a preferred security. CMS Energy is continuing to evaluate the overall effect of SFAS No. 150.

12.     RESTATED FINANCIAL STATEMENTS FOR FIRST AND SECOND QUARTERS

                             CMS ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)

                                                                                                   THREE MONTHS ENDED
MARCH 31                                                                                            2002         2001
---------------------------------------------------------------------------------------------------------------------
                                                                                In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                              $   608       $   665
  Gas utility                                                                                       616           539
  Natural gas transmission                                                                           16            22
  Independent power production                                                                       89           109
  Marketing, services and trading                                                                   908         1,085
  Other                                                                                              26            (4)
                                                                                               ----------------------
                                                                                                  2,263         2,416
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                     86            83
    Purchased and interchange power - Marketing, services and trading                               378           175
    Purchased and interchange power                                                                  88           120
    Purchased power - related parties                                                               140           118
    Cost of gas sold - Marketing, services and trading                                              439           830
    Cost of gas sold                                                                                451           418
    Other operating expenses                                                                        172           224
                                                                                               ----------------------
                                                                                                  1,754         1,968
  Maintenance                                                                                        55            59
  Depreciation, depletion and amortization                                                          122           117
  General taxes                                                                                      57            58
                                                                                               ----------------------
                                                                                                  1,988         2,202
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  Electric utility                                                                                  115           139
  Gas utility                                                                                        64            64
  Natural gas transmission                                                                            -             8
  Independent power production                                                                       28            24
  Marketing, services and trading                                                                    42            (7)
  Other                                                                                              26           (14)
                                                                                               ----------------------
                                                                                                    275           214
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                                                  (8)           (9)
  Gain on asset sales                                                                                22             -
  Other, net                                                                                          -             8
                                                                                               ----------------------
                                                                                                     14            (1)
---------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                                  289           213
---------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                                         95           122
  Other interest                                                                                     11            12
  Capitalized interest                                                                               (3)          (14)
  Preferred securities distributions                                                                 25            23
                                                                                               ----------------------
                                                                                                    128           143
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                                   161            70

INCOME TAXES                                                                                         68            17

MINORITY INTERESTS                                                                                    -             1
                                                                                               ----------------------

INCOME FROM CONTINUING OPERATIONS                                                                    93            52

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF $33 TAX
     BENEFIT IN 2002 AND $24 TAX EXPENSE IN 2001                                                    (51)           27
                                                                                               ----------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                              42            79

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS,
     NET OF $6 TAX EXPENSE                                                                            -             9
                                                                                               ----------------------

CONSOLIDATED NET INCOME                                                                         $    42       $    88
=====================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                 (AS RESTATED, SEE NOTE 10)
                                                                                         THREE MONTHS ENDED
MARCH 31                                                                                2002           2001
-----------------------------------------------------------------------------------------------------------
                                                                      In Millions, Except Per Share Amounts

CMS ENERGY
   NET INCOME
           Net Income Available to Common Stock                                        $   42        $   88
                                                                                      =====================

   BASIC EARNINGS PER AVERAGE COMMON SHARE
           Income from Continuing Operations                                           $ 0.70        $ 0.42
           Income (Loss) from Discontinued Operations                                   (0.38)         0.21
           Income from Cumulative Effect of Change in Accounting                            -          0.07
                                                                                      ---------------------
           Net Income Attributable to Common Stock                                     $ 0.32        $ 0.70
                                                                                      =====================

   DILUTED EARNINGS PER AVERAGE COMMON SHARE
           Income from Continuing Operations                                           $ 0.70        $ 0.42
           Income (Loss) from Discontinued Operations                                   (0.38)         0.21
           Income from Cumulative Effect of Change in Accounting                            -          0.07
                                                                                      ---------------------
           Net Income Attributable to Common Stock                                     $ 0.32        $ 0.70
                                                                                      =====================

   DIVIDENDS DECLARED PER COMMON SHARE                                                 $0.365        $0.365
----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)

                                                                                                          THREE MONTHS ENDED
March 31                                                                                                   2002         2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income                                                                                   $  42        $  88
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                                                       122          117
        Capital lease and debt discount amortization                                                          4            2
        Deferred income taxes and investment tax credit                                                    (245)          26
        Accretion expense                                                                                     8            9
        Undistributed earnings from related parties                                                         (36)         (37)
        Gain on the sale of assets                                                                          (22)           -
        Cumulative effect of accounting change                                                                -           (9)
        Changes in other assets and liabilities:
           Decrease in accounts receivable and accrued revenues                                              36          162
           Decrease in inventories                                                                          185          167
           Increase (decrease) in accounts payable and accrued expenses                                      84         (194)
           Changes in other assets and liabilities                                                           68          (76)
                                                                                                         -------------------

          Net cash provided by operating activities                                                         246          255
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                                        (156)        (258)
  Investments in partnerships and unconsolidated subsidiaries                                               (16)         (32)
  Cost to retire property, net                                                                              (20)         (26)
  Investment in Electric Restructuring Implementation Plan                                                   (3)          (3)
  Investments in nuclear decommissioning trust funds                                                         (2)          (2)
  Proceeds from nuclear decommissioning trust funds                                                           8           10
  Proceeds from sale of assets                                                                              878           23
  Other investing                                                                                           (42)           5
                                                                                                         -------------------

          Net cash provided by (used in) investing activities                                               647         (283)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                                      311          455
  Issuance of common stock                                                                                   42          316
  Retirement of bonds and other long-term debt                                                             (912)        (471)
  Retirement of trust preferred securities                                                                  (30)           -
  Payment of common stock dividends                                                                         (49)         (45)
  Decrease in notes payable, net                                                                           (249)        (233)
  Payment of capital lease obligations                                                                       (3)          (8)
  Other financing                                                                                            (1)           3
                                                                                                         -------------------

          Net cash provided by (used in) financing activities                                              (891)          17
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                                2          (11)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                                    127          141
----------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                                        $ 129        $ 130
============================================================================================================================


                                                                                                  (AS RESTATED, SEE NOTE 10)
                                                                                                          THREE MONTHS ENDED
MARCH 31                                                                                                  2002          2001
----------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                              $  94        $ 118
  Income taxes paid (net of refunds)                                                                        (42)          (6)
  Pension and OPEB cash contributions                                                                        61           14
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                                 $   -        $   2
  Other assets placed under capital lease                                                                    17            7
============================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               CMS ENERGY CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                             (AS RESTATED, SEE NOTE 10)

ASSETS

                                                                               MARCH 31                                MARCH 31
                                                                                   2002         DECEMBER 31                2001
                                                                            (UNAUDITED)               2001          (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
PLANT AND PROPERTY (AT COST)
  Electric utility                                                              $ 7,733             $ 7,661             $ 7,298
  Gas utility                                                                     2,625               2,593               2,524
  Natural gas transmission                                                          206                 205                 203
  Independent power production                                                      918                 916                 395
  Other                                                                             109                 110                  98
                                                                               ------------------------------------------------
                                                                                 11,591              11,485              10,518
  Less accumulated depreciation, depletion and amortization                       6,259               6,158               5,957
                                                                               ------------------------------------------------
                                                                                  5,332               5,327               4,561
  Construction work-in-progress                                                     580                 521                 816
                                                                               ------------------------------------------------
                                                                                  5,912               5,848               5,377
-------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                      741                 714                 949
  Natural gas transmission                                                          350                 577                 570
  Midland Cogeneration Venture Limited Partnership                                  316                 300                 302
  First Midland Limited Partnership                                                 257                 253                 248
  Other                                                                              77                 117                  93
                                                                               ------------------------------------------------
                                                                                  1,741               1,961               2,162
-------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market            129                 127                 130
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $5, $5 and $6, respectively                                       275                 219                 261
  Accounts receivable - Marketing, services and trading,
    less allowances of $10, $9 and $6, respectively                                 276                 295                 315
  Accounts receivable and notes receivable - related parties                        115                 190                 157
  Inventories at average cost
    Gas in underground storage                                                      407                 590                 160
    Materials and supplies                                                           92                  89                  84
    Generating plant fuel stock                                                      50                  52                  50
  Assets held for sale                                                              385                 471                 577
  Price risk management assets                                                      366                 327                 259
  Deferred income taxes                                                               -                   -                  41
  Prepayments and other                                                             168                 200                 165
                                                                               ------------------------------------------------
                                                                                  2,263               2,560               2,199
-------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
     Securitized costs                                                              714                 717                 709
     Postretirement benefits                                                        203                 209                 226
     Abandoned Midland project                                                       11                  12                  15
     Other                                                                          171                 167                 162
  Assets held for sale                                                            2,697               3,480               3,536
  Price risk management assets                                                      434                 368                 260
  Nuclear decommissioning trust funds                                               576                 581                 585
  Notes receivable - related parties                                                213                 177                 161
  Notes receivable                                                                  126                 130                 142
  Other                                                                             543                 565                 678
                                                                               ------------------------------------------------
                                                                                  5,688               6,406               6,474
                                                                               ------------------------------------------------
TOTAL ASSETS                                                                    $15,604             $16,775             $16,212
===============================================================================================================================


STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                                             (AS RESTATED, SEE NOTE 10)
                                                                                     MARCH 31                         MARCH 31
                                                                                         2002     DECEMBER 31             2001
                                                                                  (UNAUDITED)           2001       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 134.2 shares,
      133.0 shares and 131.9 shares, respectively                                   $      1        $      1        $      1
    Other paid-in-capital                                                              3,299           3,257           3,252
    Other comprehensive loss                                                            (263)           (269)           (246)
    Retained deficit                                                                    (957)           (951)           (270)
                                                                                --------------------------------------------
                                                                                       2,080           2,038           2,737
  Preferred stock of subsidiary                                                           44              44              44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                                  694             694             694
  Company-obligated mandatorily redeemable preferred securities
    of Consumers' subsidiaries (a)                                                       490             520             395
  Long-term debt                                                                       5,475           5,840           5,984
  Non-current portion of capital leases                                                   84              71              51
                                                                                --------------------------------------------
                                                                                       8,867           9,207           9,905
----------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                        24              24              24
----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                   736           1,016             298
  Notes payable                                                                          164             416             170
  Accounts payable                                                                       296             359             315
  Accounts payable - Marketing, services and trading                                     211             236             172
  Accrued interest                                                                       142             135             125
  Accrued taxes                                                                          111             111             229
  Accounts payable - related parties                                                      59              54              62
  Liabilities held for sale                                                              603             639             562
  Price risk management liabilities                                                      356             367             224
  Current portion of purchase power contracts                                             24              24              22
  Current portion of gas supply contract obligations                                      23              22              21
  Deferred income taxes                                                                   15              49               -
  Other                                                                                  245             243             285
                                                                                --------------------------------------------
                                                                                       2,985           3,671           2,485
----------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                                298             356             387
  Deferred income taxes                                                                  609             824             751
  Deferred investment tax credit                                                         100             102             108
  Regulatory liabilities for income taxes, net                                           276             276             260
  Liabilities held for sale                                                            1,475           1,376           1,448
  Price risk management liabilities                                                      341             287             251
  Gas supply contract obligations                                                        254             266             278
  Power purchase agreement -  MCV Partnership                                             47              52              72
  Other                                                                                  328             334             243
                                                                                --------------------------------------------
                                                                                       3,728           3,873           3,798
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                      $ 15,604        $ 16,775        $ 16,212
============================================================================================================================

(A) FOR FURTHER DISCUSSION, SEE NOTE 6 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      (This page intentionally left blank)

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)

                                                                                            THREE MONTHS ENDED
MARCH 31                                                                                    2002           2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                      In Millions
COMMON STOCK
  At beginning and end of period                                                         $     1        $     1
                                                                                       --------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                   3,257          2,936
  Common stock issued                                                                         42            316
                                                                                       --------------------------
      At end of period                                                                     3,299          3,252
                                                                                       --------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                                    (5)            (2)
    Unrealized gain (loss) on investments (a)                                                  -             (1)
                                                                                       --------------------------
      At end of period                                                                        (5)            (3)
                                                                                       --------------------------

  Derivative Instruments (c)
    At beginning of period (b)                                                               (31)            13
    Unrealized gain (loss) on derivative instruments (a)                                      12            (14)
    Reclassification adjustments included in consolidated net income (a)                       2             (6)
                                                                                       --------------------------
      At end of period                                                                       (17)            (7)
                                                                                       --------------------------
FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                    (233)          (206)
  Change in foreign currency translation (a)                                                  (8)           (30)
                                                                                       --------------------------
      At end of period                                                                      (241)          (236)
                                                                                       --------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                    (951)          (313)
  Consolidated net income (a)                                                                 42             88
  Common stock dividends declared                                                            (48)           (45)
                                                                                       --------------------------
      At end of period                                                                      (957)          (270)
                                                                                       --------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                        $ 2,080        $ 2,737
==================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
       Investments
       Unrealized loss on investments, net of tax of
         $- and $-, respectively                                                         $     -        $    (1)
       Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $(3) and $8, respectively                                          12            (14)
           Reclassification adjustments included in net income,
             net of tax of $(1) and $4, respectively                                           2             (6)
       Foreign currency translation, net                                                      (8)           (30)
       Net income                                                                             42             88
                                                                                       --------------------------

       Total Comprehensive Income                                                        $    48        $    37
                                                                                       ==========================

(b)  Cumulative effect of change in accounting principle, net of $(8) tax in 2001

(c)  Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the
       MCV Partnership as follows:
             MCV Partnership:
             At the beginning of the period                                              $    (8)           $ -
             Cumulative effect of change in accounting for derivative
               instruments                                                                     -              5
             Unrealized gain (loss) on derivative instruments                                  5             (4)
             Reclassification adjustments included in net income                               2              1
                                                                                       --------------------------
             At the end of the period                                                    $    (1)           $ 2
                                                                                       ==========================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                        (AS RESTATED, SEE NOTE 10)

                                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
June 30                                                                               2002          2001        2002         2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                   $   631      $   623      $ 1,239      $ 1,288
  Gas utility                                                                            252          239          868          778
  Natural gas transmission                                                                 9           17           25           39
  Independent power production                                                           102          108          191          217
  Marketing, services and trading                                                      1,116          956        2,024        2,041
  Other                                                                                   27          (11)          53          (15)
                                                                                     -----------------------------------------------
                                                                                       2,137        1,932        4,400        4,348
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                          91           60          177          143
    Purchased and interchange power - Marketing, services and trading                    548          246          926          421
    Purchased and interchange power                                                      103          146          191          266
    Purchased power - related parties                                                    133          126          273          244
    Cost of gas sold - Marketing, services and trading                                   512          639          951        1,469
    Cost of gas sold                                                                     186          206          637          624
    Other                                                                                225          236          397          460
                                                                                     -----------------------------------------------
                                                                                       1,798        1,659        3,552        3,627
  Maintenance                                                                             53           56          108          115
  Depreciation, depletion and amortization                                                86           79          208          196
  General taxes                                                                           48           45          105          103
                                                                                     -----------------------------------------------
                                                                                       1,985        1,839        3,973        4,041
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  Electric utility                                                                       116           86          231          225
  Gas utility                                                                             18           17           82           81
  Natural gas transmission                                                                (5)           3           (5)          11
  Independent power production                                                            37           30           65           54
  Marketing, services and trading                                                        (32)         (25)          10          (32)
  Other                                                                                   18          (18)          44          (32)
                                                                                     -----------------------------------------------
                                                                                         152           93          427          307
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                                       (7)          (9)         (15)         (18)
  Gain (loss) on asset sales, net                                                         26           (2)          48           (2)
  Other, net                                                                              (1)           4           (1)          12
                                                                                     -----------------------------------------------
                                                                                          18           (7)          32           (8)
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                       170           86          459          299
------------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                             101           89          196          211
  Other interest                                                                           3           16           14           28
  Capitalized interest                                                                    (4)         (13)          (7)         (27)
  Preferred dividends                                                                      1            1            1            1
  Preferred securities distributions                                                      25           23           50           46
                                                                                     -----------------------------------------------
                                                                                         126          116          254          259
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                                  44          (30)         205           40

INCOME TAXES (BENEFITS)                                                                    7          (12)          75            5

MINORITY INTERESTS                                                                         1            -            1            1
                                                                                     -----------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                  36          (18)         129           34

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
     BENEFIT OF $61 AND $94 IN 2002, AND TAX EXPENSE OF $15 AND
     $39 IN 2001, RESPECTIVELY                                                          (127)          21         (178)          48
                                                                                     -----------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                           (91)           3          (49)          82

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
    INSTRUMENTS, NET OF TAX EXPENSE OF $9, $-, $9 AND
    $6, RESPECTIVELY                                                                      17            -           17            9
                                                                                     -----------------------------------------------

CONSOLIDATED NET INCOME (LOSS)                                                       $   (74)     $     3      $   (32)     $    91
====================================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                                     (AS RESTATED, SEE NOTE 10)
                                                                                                          THREE MONTHS ENDED
JUNE 30                                                                                              2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               In Millions, Except Per Share Amounts
CMS ENERGY
    NET INCOME (Loss)
           Net Income (Loss) Available to Common Stock                                            $      (74)           $       3
                                                                                                  ==================================

    BASIC EARNINGS PER AVERAGE COMMON SHARE
           Income (Loss) from Continuing Operations                                               $     0.27            $   (0.14)
           Income (Loss) from Discontinued Operations                                                  (0.94)                0.16
           Income from Cumulative Effect of Change in Accounting                                        0.12                    -
                                                                                                  ----------------------------------
           Net Income (Loss) Attributable to Common Stock                                         $    (0.55)           $    0.02
                                                                                                  ==================================

    DILUTED EARNINGS PER AVERAGE COMMON SHARE
           Income (Loss) from Continuing Operations                                               $     0.27            $   (0.14)
           Income (Loss) from Discontinued Operations                                                  (0.94)                0.16
           Income from Cumulative Effect of Change in Accounting                                        0.12                    -
                                                                                                  ----------------------------------
           Net Income (Loss) Attributable to Common Stock                                         $    (0.55)           $    0.02
                                                                                                  ==================================
    DIVIDENDS DECLARED PER COMMON SHARE                                                           $     0.365           $    0.365
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                      (AS RESTATED, SEE NOTE 10)
                                                                                                           SIX MONTHS ENDED
JUNE 30                                                                                              2002                     2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               In Millions, Except Per Share Amounts
CMS ENERGY
   NET INCOME (Loss)
          Net Income (Loss) Available to Common Stock                                             $     (32)               $      91
                                                                                                  ==================================

   BASIC EARNINGS PER AVERAGE COMMON SHARE
          Income from Continuing Operations                                                       $    0.97                $    0.26
          Income (Loss) from Discontinued Operations                                                  (1.33)                    0.37
          Income from Cumulative Effect of Change in Accounting                                        0.12                     0.07
                                                                                                  ----------------------------------
          Net Income (Loss) Attributable to Common Stock                                          $   (0.24)               $    0.70
                                                                                                  ==================================

   DILUTED EARNINGS PER AVERAGE COMMON SHARE
          Income from Continuing Operations                                                       $    0.97                $    0.26
          Income (Loss) from Discontinued Operations                                                  (1.33)                    0.37
          Income from Cumulative Effect of Change in Accounting                                        0.12                     0.07
                                                                                                  ----------------------------------
          Net Income (Loss) Attributable to Common Stock                                          $   (0.24)               $    0.70
                                                                                                  ==================================

   DIVIDENDS DECLARED PER COMMON SHARE                                                            $    0.73                $    0.73
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CMS ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                        (AS RESTATED, SEE NOTE 10)

                                                                                         SIX MONTHS ENDED
JUNE 30                                                                                  2002        2001
----------------------------------------------------------------------------------------------------------
                                                                                            In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Consolidated net income (loss)                                                        $ (32)       $ 91
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                     208         196
        Discontinued operations                                                           132           -
        Capital lease and debt discount amortization                                       10           7
        Deferred income taxes and investment tax credit                                  (325)         72
        Accretion expense                                                                  15          18
        Distributions from related parties in excess of (less than) earnings              (57)          3
        Loss (gain) on the sale of assets                                                 (48)          2
        Cumulative effect of an accounting change                                         (17)         (9)
        Changes in other assets and liabilities:
           Decrease in accounts receivable and accrued revenues                           150         279
           Decrease (increase) in inventories                                              99         (59)
           Increase (decrease) in accounts payable and accrued expenses                   138        (252)
           Changes in other assets and liabilities                                        139         (69)
                                                                                 -------------------------

          Net cash provided by operating activities                                       412         279
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                      (357)       (554)
  Investments in partnerships and unconsolidated subsidiaries                             (29)       (147)
  Cost to retire property, net                                                            (33)        (55)
  Investment in Electric Restructuring Implementation Plan                                 (5)         (6)
  Investments in nuclear decommissioning trust funds                                       (3)         (3)
  Proceeds from nuclear decommissioning trust funds                                        12          14
  Proceeds from sale of assets                                                          1,286         122
  Other                                                                                   (16)         12
                                                                                 -------------------------

          Net cash provided by (used in) investing activities                             855        (617)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                    390         570
  Proceeds from trust preferred securities                                                  -         125
  Issuance of common stock                                                                 60         328
  Retirement of bonds and other long-term debt                                         (1,346)       (515)
  Retirement of trust preferred securities                                                (30)          -
  Payment of common stock dividends                                                       (97)        (94)
  Decrease in notes payable, net                                                         (143)        (74)
  Payment of capital lease obligations                                                     (7)        (13)
  Other financing                                                                           1           3
                                                                                 -------------------------

          Net cash provided by (used in) financing activities                          (1,172)        330
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                             95          (8)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                  127         141
                                                                                 -------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                      $ 222       $ 133
==========================================================================================================


                                                                                    (AS RESTATED, SEE NOTE 10)
                                                                                         SIX MONTHS ENDED
JUNE 30                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:               In Millions
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                           $ 185         $ 188
  Income taxes paid (net of refunds)                                                     (42)           (6)
  Pension and OPEB cash contributions                                                    106            89
 NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                $ -          $ 12
  Other assets placed under capital leases                                                35            14
===============================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (AS RESTATED, SEE NOTE 10)

ASSETS

                                                                                    JUNE 30                              JUNE 30
                                                                                       2002         DECEMBER 31             2001
                                                                                 (UNAUDITED)               2001       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                 $  7,396            $  7,661         $  7,482
  Gas utility                                                                         2,651               2,593            2,539
  Natural gas transmission                                                              208                 205              206
  Independent power production                                                          689                 916              395
  Other                                                                                 100                 110               94
                                                                                -------------------------------------------------
                                                                                     11,044              11,485           10,716
  Less accumulated depreciation, depletion and amortization                           6,016               6,158            6,011
                                                                                -------------------------------------------------
                                                                                      5,028               5,327            4,705
  Construction work-in-progress                                                         482                 521              810
                                                                                -------------------------------------------------
                                                                                      5,510               5,848            5,515
---------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Independent power production                                                          728                 714              889
  Natural gas transmission                                                              179                 577              595
  Midland Cogeneration Venture Limited Partnership                                      359                 300              295
  First Midland Limited Partnership                                                     261                 253              253
  Other                                                                                  75                 117              102
                                                                                -------------------------------------------------
                                                                                      1,602               1,961            2,134
---------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market                222                 127              133
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $4, $5 and $6, respectively                                           135                 219              253
  Accounts receivable - Marketing, services and trading,
    less allowances of $11, $9 and $8, respectively                                     340                 295              279
  Accounts receivable and notes receivable - related parties                            111                 190              168
  Inventories at average cost
    Gas in underground storage                                                          476                 590              369
    Materials and supplies                                                               77                  89               82
    Generating plant fuel stock                                                          57                  52               48
  Assets held for sale                                                                  410                 471              532
  Price risk management assets                                                          226                 327              492
  Prepayments and other                                                                 143                 200              137
                                                                                -------------------------------------------------
                                                                                      2,197               2,560            2,493
---------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                                   709                 717              710
    Postretirement benefits                                                             197                 209              220
    Abandoned Midland Project                                                            11                  12               12
    Other                                                                               173                 167              173
  Assets held for sale                                                                2,452               3,480            3,605
  Price risk management assets                                                          382                 368              350
  Nuclear decommissioning trust funds                                                   555                 581              594
  Notes receivable - related party                                                      203                 177              166
  Notes receivable                                                                      126                 130              135
  Other                                                                                 470                 565              719
                                                                                -------------------------------------------------
                                                                                      5,278               6,406            6,684
                                                                                -------------------------------------------------

TOTAL ASSETS                                                                       $ 14,587            $ 16,775         $ 16,826
=================================================================================================================================

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                    (AS RESTATED, SEE NOTE 10)
                                                                                    JUNE 30                          JUNE 30
                                                                                       2002       DECEMBER 31           2001
                                                                                 (UNAUDITED)             2001     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 135.1 shares,
      133.0 shares and 132.4 shares, respectively                                   $     1           $     1       $      1
    Other paid-in-capital                                                             3,317             3,257          3,264
    Other comprehensive loss                                                           (686)             (269)          (281)
    Retained deficit                                                                 (1,080)             (951)          (316)
                                                                                ---------------------------------------------
                                                                                   $  1,552          $  2,038       $  2,668
  Preferred stock of subsidiary                                                          44                44             44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                                 694               694            694
  Company-obligated mandatorily redeemable preferred securities
    of Consumers' subsidiaries (a)                                                      490               520            520
  Long-term debt                                                                      5,367             5,840          6,012
  Non-current portion of capital leases                                                  97                71             54
                                                                                ---------------------------------------------
                                                                                      8,244             9,207          9,992
-----------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                       13                24             24
-----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                                  639             1,016            339
  Notes payable                                                                         269               416            328
  Accounts payable                                                                      270               359            359
  Accounts payable - Marketing, services and trading                                    233               236            140
  Accrued interest                                                                      150               135            144
  Accrued taxes                                                                         223               111            168
  Accounts payable - related parties                                                     57                54             67
  Liabilities held for sale                                                             579               639            629
  Price risk management liabilities                                                     178               367            511
  Current portion of purchase power contracts                                            24                24             22
  Current portion of gas supply contract obligations                                     24                22             21
  Deferred income taxes                                                                  13                49             21
  Other                                                                                 223               243            288
                                                                                ---------------------------------------------
                                                                                      2,882             3,671          3,037
-----------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                               296               356            334
  Deferred income taxes                                                                 529               824            727
  Deferred investment tax credit                                                         94               102            107
  Regulatory liabilities for income taxes, net                                          276               276            264
  Liabilities held for sale                                                           1,350             1,376          1,441
  Price risk management liabilities                                                     321               287            325
  Gas supply contract obligations                                                       249               266            273
  Power purchase agreement -  MCV Partnership                                            41                52             67
  Other                                                                                 292               334            235
                                                                                ---------------------------------------------
                                                                                      3,448             3,873          3,773
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                     $ 14,587          $ 16,775       $ 16,826
=============================================================================================================================

(A) FOR FURTHER DISCUSSION, SEE NOTE 6 OF THE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                           (AS RESTATED, SEE NOTE 10)


                                                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
JUNE 30                                                                                  2002       2001       2002       2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   In Millions
COMMON STOCK
  At beginning and end of period                                                      $     1    $     1    $     1    $     1
---------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                3,299      3,252      3,257      2,936
  Common stock reacquired                                                                  (1)         -         (1)         -
  Common stock issued                                                                      19         12         61        328
                                                                                      -------------------------------------------
      At end of period                                                                  3,317      3,264      3,317      3,264
---------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Investments
    At beginning of period                                                                 (5)        (3)        (5)        (2)
    Unrealized gain (loss) on investments (a)                                              (2)        (1)        (2)        (2)
                                                                                      -------------------------------------------
      At end of period                                                                     (7)        (4)        (7)        (4)
                                                                                      -------------------------------------------

  Derivative Instruments (c)
    At beginning of period (b)                                                            (17)        (7)       (31)        13
    Unrealized gain (loss) on derivative instruments (a)                                  (13)       (15)        (1)       (29)
    Reclassification adjustments included in consolidated net income (loss) (a)             1         (2)         3         (8)
                                                                                      -------------------------------------------
      At end of period                                                                    (29)       (24)       (29)       (24)
                                                                                      -------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                 (241)      (236)      (233)      (206)
  Change in foreign currency translation (a)                                             (409)       (17)      (417)       (47)
                                                                                      -------------------------------------------
      At end of period                                                                   (650)      (253)      (650)      (253)
                                                                                      -------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                 (957)      (270)      (951)      (313)
  Consolidated net income (loss) (a)                                                      (74)         3        (32)        91
  Common stock dividends declared                                                         (49)       (49)       (97)       (94)
                                                                                      -------------------------------------------
      At end of period                                                                 (1,080)      (316)    (1,080)      (316)
                                                                                      -------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                     $ 1,552    $ 2,668    $ 1,552    $ 2,668
=================================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
       Investments
       Unrealized loss on investments, net of tax of
             $1, $-, $1 and $-, respectively                                          $    (2)   $    (1)   $    (2)   $    (2)
       Derivative Instruments
           Unrealized loss on derivative instruments,
             net of tax of $2, $5, $(1) and $13, respectively                             (13)       (15)        (1)       (29)
           Reclassification adjustments included in consolidated net income (loss),
             net of tax of $-, $-, $(1) and $4, respectively                                1         (2)         3         (8)
       Foreign currency translation, net                                                 (409)       (17)      (417)       (47)
       Consolidated net income (loss)                                                     (74)         3        (32)        91
                                                                                      -------------------------------------------

       Total Consolidated Comprehensive Income (Loss)                                 $  (497)   $   (32)   $  (449)   $     5
                                                                                      ===========================================

(b) Six months ended June 30, 2001 is the cumulative effect of change in accounting principle, net of $(8) tax (Note 1)

(c) Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership as follows:

             MCV Partnership:
             At the beginning of the period                                           $    (1)   $  2    $    (8)         -
             Cumulative effect of change in accounting for derivative instruments           -       -          -          5
             Unrealized gain/(loss) on derivative instruments                               1      (8)         6        (12)
             Reclassification adjustments included in net income                            1       -          3          1
                                                                                      ----------------------------------------
             At the end of the period                                                 $     1    $ (6)   $     1    $    (6)
==============================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                          CMS Energy Corporation

13:   EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. For the nine months ended September 30, 2002 and 2001, net income included undistributed earnings of $71 million and $37 million, respectively, from these investments. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar and its 49 percent interest in the MCV Partnership. Summarized income statement information of CMS Energy's most significant equity method investments follows.


THREE MONTHS ENDED SEPTEMBER 30, 2002                                JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 87            $ 156             $ 243
Operating expenses                                                            47              120               167
                                                                            ---------------------------------------
Operating income                                                              40               36                76
Other Expense, net                                                           (14)             (27)              (41)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 26            $   9             $  35
                                                                            =======================================

THREE MONTHS ENDED SEPTEMBER 30, 2001                                JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 88            $ 165             $ 253
Operating expenses                                                            37              125               162
                                                                            ---------------------------------------
Operating income                                                              51               40                91
Other Expense, net                                                           (13)             (27)              (40)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 38            $  13             $  51
                                                                            =======================================

NINE MONTHS ENDED SEPTEMBER 30, 2002                                 JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                          $ 274            $ 451             $ 725
Operating expenses                                                           136              318               454
                                                                           ----------------------------------------
Operating income                                                             138              133               271
Other Expense, net                                                           (36)             (86)             (122)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -               58                58
                                                                           ----------------------------------------
Net Income                                                                 $ 102            $ 105             $ 207
                                                                           ========================================

                                                          CMS Energy Corporation



NINE MONTHS ENDED SEPTEMBER 30, 2001                                 JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                          $ 264            $ 454             $ 718
Operating expenses                                                           107              329               436
                                                                           ----------------------------------------
Operating income                                                             157              125               282
Other Expense, net                                                           (34)             (81)             (115)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                           ----------------------------------------
Net Income                                                                 $ 123            $  44             $ 167
                                                                           ========================================

THREE MONTHS ENDED JUNE 30, 2002                                     JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 91            $ 145             $ 236
Operating expenses                                                            41               88               129
                                                                            ---------------------------------------
Operating income                                                              50               57               107
Other Expense, net                                                           (11)             (30)              (41)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -               58                58
                                                                            ---------------------------------------
Net Income                                                                  $ 39            $  85             $ 124
                                                                            =======================================


THREE MONTHS ENDED JUNE 30, 2001                                     JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 89            $ 147             $ 236
Operating expenses                                                            34              109               143
                                                                            ---------------------------------------
Operating income                                                              55               38                93
Other Income (Expense), net                                                    2              (28)              (26)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 57            $  10             $  67
                                                                            =======================================


SIX MONTHS ENDED JUNE 30, 2002                                       JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                          $ 187            $ 295             $ 482
Operating expenses                                                            89              198               287
                                                                           ----------------------------------------
Operating income                                                              98               97               195
Other Expense, net                                                           (22)             (59)              (81)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -               58                58
                                                                           ----------------------------------------
Net Income                                                                 $  76            $  96             $ 172
                                                                           ========================================

                                                          CMS Energy Corporation



SIX MONTHS ENDED JUNE 30, 2001                                       JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $176            $ 289             $ 465
Operating expenses                                                            70              204               274
                                                                            ---------------------------------------
Operating income                                                             106               85               191
Other Expense, net                                                           (21)             (55)              (76)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 85            $  30             $ 115
                                                                            =======================================

THREE MONTHS ENDED MARCH 31, 2002                                    JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 96            $ 149             $ 245
Operating expenses                                                            48              109               157
                                                                            ---------------------------------------
Operating income                                                              48               40                88
Other Expense, net                                                           (11)             (29)              (40)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 37            $  11             $  48
                                                                            =======================================


THREE MONTHS ENDED MARCH 31, 2001                                    JORF LASFAR              MCV             TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                                                        IN MILLIONS

Operating revenue                                                           $ 87            $ 142             $ 229
Operating expenses                                                            36               95               131
                                                                            ---------------------------------------
Operating income                                                              51               47                98
Other Expense, net                                                           (23)             (27)              (50)
Cumulative Effect of Change in Method of
     Accounting for Derivative Options Contracts                               -                -                 -
                                                                            ---------------------------------------
Net Income                                                                  $ 28            $  20             $  48
                                                                            =======================================

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk is contained in MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONTROLS AND PROCEDURES

DISCLOSURE AND INTERNAL CONTROLS

CMS Energy's CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures. Management, under the direction of its principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures as of a date within ninety days of the filing of this quarterly report on Form 10-Q/A. Based on these evaluations, CMS Energy's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in CMS Energy's internal controls or in factors that could significantly affect internal controls subsequent to such evaluation.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's Form 10-K for the year ended December 31, 2001. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 5 - Uncertainties, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

AMERICAN HOME ASSURANCE COMPANY LITIGATION

American Home Assurance Company ("AHA") is one of the issuers of a joint and several surety bond, with a remaining surety amount of approximately $190 million, supporting a CMS MST gas supply contract. Under an Indemnification Agreement with CMS Enterprises and CMS MST, AHA may demand that CMS Enterprises and CMS MST post acceptable collateral if CMS Energy's Standard & Poors senior debt rating falls below BB. Following the credit rating downgrade by Standard & Poors in July 2002, AHA demanded that CMS Enterprises and CMS MST post acceptable collateral for the remaining surety amount, and on August 9, 2002, AHA filed a lawsuit against CMS Enterprises and CMS MST in the United States District Court for the Eastern District of Michigan. In its lawsuit, AHA is seeking to require CMS Enterprises and CMS MST to post acceptable collateral and to enjoin CMS Enterprises and CMS MST from disposing of or transferring any corporate assets outside the ordinary course of business until AHA's claim is fully adjudicated. AHA's request for a temporary restraining order was denied on August 9th.

St. Paul Fire and Marine Insurance Company ("St. Paul"), the co-surety on the bond with the AHA, has similar rights in connection with surety bonds supporting two other CMS MST gas supply contracts, where the remaining surety amounts total approximately $112 million. In addition, the recent credit rating downgrade of St Paul has triggered an obligation under the gas supply contracts for

CMS MST to replace St. Paul's surety bond by September 16, 2002. Discussions with St. Paul are ongoing. St. Paul has not yet made a formal demand for collateral or commenced any legal action.

CMS and AIG have reached a settlement in principle that would provide AHA and St. Paul's with collateral and resolve AHA's litigation. However, the settlement is subject to final documentation as well as approval by the banks party to the CMS Energy secured credit lines.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS

The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS common stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS officers and directors in connection with round-trip trading at CMS, and (ii) to recover damages sustained by CMS as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS. Winston & Strawn has been retained as counsel to the CMS Energy Board's Special Investigative Committee, and the Committee and its counsel are in the process of completing their investigation. Counsel for the shareholder has agreed to extend the time for CMS to respond to the demand.

EMPLOYMENT RETIREMENT INCOME SECURITY ACT ("ERISA") CLASS ACTION LAWSUITS

CMS Energy is a named defendant, along with Consumers Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the U.S. District Court for the Eastern District of Michigan, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under the Employee Retirement Security Act ("ERISA") and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy common stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

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

ENVIRONMENTAL MATTERS: CMS Energy and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on its present knowledge and subject to future legal and factual developments, CMS Energy believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See MANAGEMENT'S DISCUSSION AND ANALYSIS and CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      LIST OF EXHIBITS

(4)(a) 91st Supplemental Indenture, dated as of May 23, 2003, between Consumers Energy Company and JP Morgan Chase Bank as Trustee

(4)(b) 13th Supplemental Indenture, dated as of July 16, 2003, between CMS Energy Corporation and Bank One Trust Company, N.A. as Trustee

(4)(c) 14th Supplemental Indenture, dated as of July 17, 2003, between CMS Energy Corporation and Bank One Trust Company, N.A. as Trustee

(99) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

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


                                               CMS ENERGY CORPORATION
                                                    (Registrant)




Dated:  July 23, 2003                    By:      /s/ Thomas J. Webb
                                            -------------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                        CERTIFICATION OF KENNETH WHIPPLE



I, Kenneth Whipple, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of CMS Energy Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  July 23, 2003                        By:   /s/ Kenneth Whipple
                                                ----------------------------
                                                     Kenneth Whipple
                                                Chairman of the Board and
                                                Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB



I, Thomas J. Webb, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of CMS Energy Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  July 23, 2003                           By:    /s/ Thomas J. Webb
                                                   ----------------------------
                                                          Thomas J. Webb
                                                   Executive Vice President and
                                                     Chief Financial Officer

                                    EXHIBITS

EXHIBIT NUMBER                          DESCRIPTION

       (4)(a) 91st Supplemental Indenture, dated as of May 23, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee
       (4)(b) 13th Supplemental Indenture, dated as of July 16, 2003, between CMS Energy Corporation and Bank One Trust Company, N.A. as Trustee
       (4)(c) 14th Supplemental Indenture, dated as of July 17, 2003, between CMS Energy Corporation and Bank One Trust Company, N.A. as Trustee
       (99)             CMS Energy Corporation's certifications pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002