Form 10-K/A
period 2003-12-31
CMS ENERGY CORP
filed 2004-12-16
CIK 811156

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

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

On March 8, 2004, CMS Energy held all voting and non-voting common equity of Consumers.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers' information statement relating to the 2004 annual meeting of shareholders to be held May 28, 2004, is incorporated by reference in Parts II and III, except for the organization and compensation committee report and audit committee report contained therein.

                             CMS Energy Corporation
  Annual Report on Form 10-K/A-2 to the United States Securities and Exchange
                                   Commission
                      For the Year Ended December 31, 2003

                                EXPLANATORY NOTE

     This Form 10-K/A-2 amends CMS Energy's Form 10-K/A-1 for the year ended December 31, 2003, which was filed with the SEC on July 21, 2004. Pursuant to Regulation S-X, Rule 3-09, this Form 10-K/A-2 includes the financial statements as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003 and 2002 for SCP Investments (1) PTY. LTD., which is a foreign business, that are filed as Exhibit 99(d) to this Form 10-K/A-2. These financial statements were not available at the time of the original filing of CMS Energy's 10-K.

     CMS Energy and Consumers filed a combined Form 10-K for the fiscal year ended December 31, 2003. However, this Form 10-K/A-2 only amends the CMS Energy Form 10-K.

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

SFAS No. 88.                                  SFAS No. 88, "Employers' Accounting for Settlements and
                                              Curtailments of Defined Benefit Pension Plans and for
                                              Termination Benefits"
SFAS No. 106..............................    SFAS No. 106, "Employers' Accounting for Postretirement
                                              Benefits Other Than Pensions"
SFAS No. 109..............................    SFAS No. 109, "Accounting for Income Taxes"
SFAS No. 115..............................    SFAS No. 115, "Accounting for Certain Investments in
                                              Debt and Equity Securities"
SFAS No. 123..............................    SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133..............................    SFAS No. 133, "Accounting for Derivative Instruments and
                                              Hedging Activities, as amended and interpreted"
SFAS No. 143..............................    SFAS No. 143, "Accounting for Asset Retirement
                                              Obligations"
SFAS No. 144..............................    SFAS No. 144, "Accounting for the Impairment or Disposal
                                              of Long-Lived Assets"
SFAS No. 148..............................    SFAS No. 148, "Accounting for Stock-Based
                                              Compensation -- Transition and Disclosure"
SFAS No. 149..............................    SFAS No. 149, "Amendment of Statement No. 133 on
                                              Derivative Instruments and Hedging Activities"
SFAS No. 150..............................    SFAS No. 150, "Accounting for Certain Financial
                                              Instruments with Characteristics of Both Liabilities and
                                              Equity"
Southern Union............................    Southern Union Company, a non-affiliated company
Special Committee.........................    A special committee of independent directors,
                                              established by CMS Energy's Board of Directors, to
                                              investigate matters surrounding round-trip trading
Stranded Costs............................    Costs incurred by utilities in order to serve their
                                              customers in a regulated monopoly environment, which may
                                              not be recoverable in a competitive environment because
                                              of customers leaving their systems and ceasing to pay
                                              for their costs. These costs could include owned and
                                              purchased generation and regulatory assets.
Superfund.................................    Comprehensive Environmental Response, Compensation and
                                              Liability Act
Taweelah..................................    Al Taweelah A2, a power and desalination plant of
                                              Emirates CMS Power Company, in which CMS Generation
                                              holds a forty percent interest
TEPPCO....................................    Texas Eastern Products Pipeline Company, LLC
Toledo Power..............................    Toledo Power Company, the 135 MW coal and fuel oil power
                                              plant located on Cebu Island, Phillipines, in which CMS
                                              Generation held a 47.5 percent interest.
Transition Costs..........................    Stranded Costs, as defined, plus the costs incurred in
                                              the transition to competition
Trunkline.................................    Trunkline Gas Company, LLC, formerly a subsidiary of CMS
                                              Panhandle Holdings, LLC
Trunkline LNG.............................    Trunkline LNG Company, LLC, formerly a subsidiary of LNG
                                              Holdings, LLC
Trust Preferred Securities................    Securities representing an undivided beneficial interest
                                              in the assets of statutory business trusts, the
                                              interests of which have a preference with respect to
                                              certain trust distributions over the interests of either
                                              CMS Energy or Consumers, as applicable, as owner of the
                                              common beneficial interests of the trusts
Union.....................................    Utility Workers of America, AFL-CIO
VEBA Trusts...............................    VEBA (voluntary employees' beneficiary association)
                                              Trusts accounts established to specifically set aside
                                              employer contributed assets to pay for future expenses
                                              of the OPEB plan

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

                                     CMS-118

                      (This page intentionally left blank)

                                     CMS-119

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMS Energy Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jorf Lasfar Energy Company S.C.A at December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Price Waterhouse

Casablanca, Morocco,
February 10, 2004

                                     CMS-121

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Management Committee of Midland Cogeneration Venture Limited Partnership:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of MCV for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Energy Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                          /s/ ERNST & YOUNG LLP

Detroit, Michigan
February 27, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Management Committee of Midland Cogeneration Venture Limited Partnership:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of MCV for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

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

                             CMS ENERGY'S EXHIBITS

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
(3)(a)      333-51932     (3)(a)        --      Restated Articles of Incorporation of CMS Energy (Form
                                                S-3 filed December 15, 2000)
(3)(b)      333-45556     (3)(b)        --      By-Laws of CMS Energy (Form S-3 filed September 11, 2000)
(4)(a)      33-47629      (4)(a)        --      Indenture dated as of September 15, 1992 between CMS
                                                Energy and NBD Bank, as Trustee (Form S-3 filed May 1,
                                                1992)
                                        --      Indentures Supplemental thereto:
            333-37241     (4)(a)        --      4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
            1-9513        (4)(d)        --      6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513        (4)(d)(i)     --      7th dated as of 01/25/99 (1998 Form 10-K)
            333-48276     (4)           --      10th dated as of 10/12/00 (Form S-3 filed October 19,
                                                2000)
            333-58686     (4)           --      11th dated as of 03/29/01 (Form S-8 filed April 11, 2001)
            333-51932     (4)(a)        --      12th dated as of 07/02/01 (Form POS AM filed August 8,
                                                2001)
4(a)(i)     1-9513        (4)(e)(i)     --      13th dated as of 07/16/03 (2003 Form 10-K)
4(a)(ii)    1-9513        (4)(e)(ii)    --      14th dated as of 07/17/03 (2003 Form 10-K)
(4)(b)      1-9513        (4)(b)        --      Indenture between CMS Energy and JPMorgan Chase (formerly
                                                "The Chase Manhattan Bank"), as Trustee, dated as of
                                                January 15, 1994 (Form 8-K dated March 29, 1994)
                                        --      Indentures Supplemental thereto:
            1-9513        (4b)          --      1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513        (4)           --      2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513        (4)(a)(iv)    --      3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115     (4)(d)        --      4th dated as of 09/17/97 (Form S-3 filed September 22,
                                                1997)
            333-63229     (4)(c)        --      5th dated as of 08/26/98 (Form S-4 filed September 10,
                                                1998)
            1-9513        (4)           --      6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
            333-74958     (4)(a)(viii)  --      Form of Seventh Indenture (Form S-3 filed December 12,
                                                2001)
(4)(c)      1-9513        (4a)          --      Indenture dated as of June 1, 1997, between CMS Energy
                                                and The Bank of New York, as trustee (Form 8-K filed July
                                                1, 1997) Indentures Supplemental thereto:
            1-9513        (4)(b)        --      1st dated as of 06/20/97 (Form 8-K filed July 1, 1997)
            333-45556     (4)(e)        --      4th dated as of 08/22/00 (Form S-3 filed September 11,
                                                2000) (2003 Form 10-K)
(4)(d)      1-9513        (4)(h)        --      $185 million Credit Agreement, as amended, dated May 22,
                                                2003 among CMS Energy and the Financial Institutions,
                                                Documentation Agent and Administrative Agent, as defined
                                                therein
(4)(e)      1-9513        (4)(i)        --      Certificate of Designation of 4.50% Cumulative
                                                Convertible Preferred Stock dated as of December 2, 2003
                                                (2003 Form 10-K)
(4)(f)      1-9513        (4)(j)        --      Registration Rights Agreement dated as of July 16, 2003
                                                between CMS Energy and the Initial Purchasers, all as
                                                defined therein (2003 Form 10-K)
(4)(g)      1-9513        (4)(k)        --      Registration Rights Agreement dated as of July 17, 2003
                                                between CMS Energy and the Initial Purchasers, all as
                                                defined therein (2003 Form 10-K)
(4)(h)      1-9513        (4)(l)        --      Registration Rights Agreement dated as of December 5,
                                                2003 between CMS Energy and the Initial Purchasers, all
                                                as defined therein (2003 Form 10-K)
(4)(i)      1-9513        (4)(m)        --      $190 million Fourth Amended and Restated Credit Agreement
                                                dated as of December 8, 2003 among CMS Energy, CMS
                                                Enterprises, the Banks, and the Administrative Agent and
                                                Collection Agent, all defined therein (2003 Form 10-K)
(4)(j)      1-9513        4.9           --      Pledge and Security Agreement dated as of July 12, 2002
                                                among CMS Energy, Grantors and the Collateral Agent, all
                                                as defined therein (Form 8-K filed July 30, 2002)
(4)(k)      1-9513        (4)(o)        --      Third Amended and Restated Pledge and Security Agreement
                                                dated as of December 8, 2003 among CMS Energy and the
                                                Collateral Agent, as defined therein (2003 Form 10-K)
(4)(l)      1-9513        (4)(p)        --      Amended and Restated Guaranty dated as of December 8,
                                                2003 by the Guarantor in favor of the Lenders, all as
                                                defined therein (2003 Form 10-K)
(10)(a)     1-9513        (10)(b)       --      Form of Employment Agreement entered into by CMS Energy's
                                                and Consumers' executive officers (1999 Form 10-K)

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
(10)(b)     1-9513        (10)(a)       --      Acknowledgement of Resignation between Tamela W. Pallas
                                                and CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
(10)(c)     1-5611        (10)(g)       --      Consumers' Executive Stock Option and Stock Appreciation
                                                Rights Plan effective December 1, 1989 (1990 Form 10-K)
(10)(d)     1-9513        (10)(b)       --      Employment, Separation and General Release Agreement
                                                between William T. McCormick and CMS Energy Corporation
                                                (3rd qtr 2002 Form 10-Q)
(10)(e)     1-9513        (10)(d)       --      CMS Energy's Performance Incentive Stock Plan effective
                                                February 3, 1988, as amended December 3, 1999 (1999 Form
                                                10-K)
(10)(f)     1-9513        (10)(c)       --      Employment, Separation and General Release Agreement
                                                between Alan M. Wright and CMS Energy Corporation (3rd
                                                qtr 2002 Form 10-Q)
(10)(g)     1-9513        (10)(g)       --      CMS Energy's Salaried Employees Merit Program for 2003
                                                effective January 1, 2003 (2003 Form 10-K)
(10)(h)     1-9513        (10)(m)       --      CMS Deferred Salary Savings Plan effective January 1,
                                                1994 (1993 Form 10-K)
(10)(i)     1-9513        (10)(i)       --      Annual Officer Incentive Compensation Plan for CMS Energy
                                                Corporation and its Subsidiaries effective January 1,
                                                2003 (2003 Form 10-K)
(10)(j)     1-9513        (10)(h)       --      Supplemental Executive Retirement Plan for Employees of
                                                CMS Energy/Consumers Energy Company effective January 1,
                                                1982, as amended December 3, 1999 (1999 Form 10-K)
(10)(k)     33-37977      4.1           --      Senior Trust Indenture, Leasehold Mortgage and Security
                                                Agreement dated as of June 1, 1990 between The
                                                Connecticut National Bank and United States Trust Company
                                                of New York (MCV Partnership)
                                                Indenture Supplemental thereto:
            33-37977      4.2           --      Supplement No. 1 dated as of June 1, 1990 (MCV
                                                Partnership)
(10)(l)     1-9513        (28)(b)       --      Collateral Trust Indenture dated as of June 1, 1990 among
                                                Midland Funding Corporation I, MCV Partnership and United
                                                States Trust Company of New York, Trustee (3rd qtr 1990
                                                Form 10-Q)
                                                Indenture Supplemental thereto:
            33-37977      4.4           --      Supplement No. 1 dated as of June 1, 1990 (MCV
                                                Partnership)
(10)(m)     1-9513        (10)(v)       --      Amended and Restated Investor Partner Tax Indemnification
                                                Agreement dated as of June 1, 1990 among Investor
                                                Partners, CMS Midland as Indemnitor and CMS Energy as
                                                Guarantor (1990 Form 10-K)
(10)(n)     1-9513        (19)(d)*      --      Environmental Agreement dated as of June 1, 1990 made by
                                                CMS Energy to The Connecticut National Bank and Others
                                                (1990 Form 10-K)
(10)(o)     1-9513        (10)(z)*      --      Indemnity Agreement dated as of June 1, 1990 made by CMS
                                                Energy to Midland Cogeneration Venture Limited
                                                Partnership (1990 Form 10-K)
(10)(p)     1-9513        (10)(aa)*     --      Environmental Agreement dated as of June 1, 1990 made by
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

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
(10)(q)     33-37977      10.4          --      Amended and Restated Participation Agreement dated as of
                                                June 1, 1990 among MCV Partnership, Owner Participant,
                                                The Connecticut National Bank, United States Trust
                                                Company, Meridian Trust Company, Midland Funding
                                                Corporation I, Midland Funding Corporation II, MEC
                                                Development Corporation and Institutional Senior Bond
                                                Purchasers (MCV Partnership)
(10)(r)     33-3797       10.4          --      Power Purchase Agreement dated as of July 17, 1986
                                                between MCV Partnership and Consumers (MCV Partnership)
                                                Amendments thereto:
            33-37977      10.5          --      Amendment No. 1 dated September 10, 1987 (MCV
                                                Partnership)
            33-37977      10.6          --      Amendment No. 2 dated March 18, 1988 (MCV Partnership)
            33-37977      10.7          --      Amendment No. 3 dated August 28, 1989 (MCV Partnership)
            33-37977      10.8          --      Amendment No. 4A dated May 25, 1989 (MCV Partnership)
(10)(s)     1-5611        (10)(y)       --      Unwind Agreement dated as of December 10, 1991 by and
                                                among CMS Energy, Midland Group, Ltd., Consumers, CMS
                                                Midland, Inc., MEC Development Corp. and CMS Midland
                                                Holdings Company (1991 Form 10-K)
(10)(t)     1-5611        (10)(z)       --      Stipulated AGE Release Amount Payment Agreement dated as
                                                of June 1, 1990, among CMS Energy, Consumers and The Dow
                                                Chemical Company (1991 Form 10-K)
(10)(u)     1-5611        (10)(aa)*     --      Parent Guaranty dated as of June 14, 1990 from CMS Energy
                                                to MCV, each of the Owner Trustees, the Indenture
                                                Trustees, the Owner Participants and the Initial
                                                Purchasers of Senior Bonds in the MCV Sale Leaseback
                                                transaction, and MEC Development (1991 Form 10-K)
(10)(v)     1-8157        10.41         --      Contract for Firm Transportation of Natural Gas between
                                                Consumers Power Company and Trunkline Gas Company, dated
                                                November 1, 1989, and Amendment, dated November 1, 1989
                                                (1989 Form 10-K of PanEnergy Corp.)
(10)(w)     1-8157        10.41         --      Contract for Firm Transportation of Natural Gas between
                                                Consumers Power Company and Trunkline Gas Company, dated
                                                November 1, 1989 (1991 Form 10-K of PanEnergy Corp.)
(10)(x)     1-2921        10.03         --      Contract for Firm Transportation of Natural Gas between
                                                Consumers Power Company and Trunkline Gas Company, dated
                                                September 1, 1993 (1993 Form 10-K)
(10)(y)     1-9513        (10)(y)       --      Purchase Agreement dated July 9, 2003 between CMS Energy
                                                and the Initial Purchasers, as defined therein (2003
                                                Form 10-K)
(10)(z)     1-9513        (10)(z)       --      Purchase Agreement dated July 9, 2003 between CMS Energy
                                                and the Initial Purchasers, as defined therein (2003
                                                Form 10-K)
(10)(aa)    1-9513        (10)(aa)      --      Purchase Agreement dated December 1, 2003 between CMS
                                                Energy and the Initial Purchasers, as defined therein
                                                (2003 Form 10-K)
(10)(bb)    1-5611        10            --      First Amended and Restated Employment Agreement between
                                                Kenneth Whipple and CMS Energy Corporation effective as
                                                of September 1, 2003 (8-K dated October 24, 2003)
(10)(cc)    1-9513        (10)(cc)      --      Annual Management Incentive Compensation Plan for CMS
                                                Energy Corporation and its Subsidiaries effective January
                                                1, 2003 (2003 Form 10-K)
(10)(dd)    1-9513        (10)(dd)      --      Annual Employee Incentive Compensation Plan for CMS
                                                Energy Corporation and its Subsidiaries effective January
                                                1, 2003 (2003 Form 10-K)
(12)(a)     1-9513        (12)(a)       --      Statement regarding computation of CMS Energy's Ratio of
                                                Earnings to Fixed Charges (2003 Form 10-K)

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
(16)        1-5611        16.1          --      Letter from Arthur Andersen LLP to the Securities and
                                                Exchange Commission dated April 29, 2002 regarding change
                                                in certifying accountant (Form 8-K filed April 29, 2002)
(21)        1-9513                      --      Subsidiaries of CMS Energy (Form U-3A-2 filed February
                                                27, 2004)
(23)(a)                                 --      Consent of Ernst & Young LLP for CMS Energy
(23)(b)                                 --      Consent of PricewaterhouseCoopers LLP for CMS Energy re:
                                                MCV
(23)(c)                                 --      Consent of Price Waterhouse for CMS Energy re: Jorf
                                                Lasfar
(23)(d)                                 --      Consent of Ernst & Young for CMS Energy re: Emirates CMS
                                                Power Company PJSC
(23)(e)                                 --      Consent of Ernst & Young for CMS Energy re: SCP
                                                Investments (No. 1) PTY. LTD.
(24)(a)     1-9513        (24)(a)       --      Power of Attorney for CMS Energy (2003 Form 10-K)
(31)(a)                                 --      CMS Energy's certification of the CEO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(31)(b)                                 --      CMS Energy's certification of the CFO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(32)(a)                                 --      CMS Energy's certifications pursuant to Section 906 of
                                                the Sarbanes-Oxley Act of 2002
(99)(a)     1-9513        (99)(a)       --      Financial Statements for Midland Cogeneration Venture
                                                Limited Partnership for the years ended December 31,
                                                2001, 2002, and 2003 (2003 Form 10-K)
(99)(b)     1-9513        (99)(b)       --      Financial Statements for Jorf Lasfar for the years ended
                                                December 31, 2001, 2002, and 2003 (2003 Form 10-K)
(99)(c)     1-9513        (99)(c)       --      Financial Statements for Emirates CMS Power Company for
                                                the years ended December 31, 2001, 2002, and 2003 (2003
                                                Form 10-K/A No. 1)
(99)(d)                                 --      Financial Statements for SCP Investments (1) PTY. LTD.
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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMS ENERGY CORPORATION

                                          By:        /s/ THOMAS J. WEBB
                                            ------------------------------------
                                                       Thomas J. Webb
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated: December 15, 2004

                       CMS ENERGY AND CONSUMERS EXHIBITS
                               2003 Form 10-K/A-2

EXHIBITS            DESCRIPTION
--------            -----------
(23)(a)     --      Consent of Ernst & Young LLP for CMS Energy
(23)(b)     --      Consent of PricewaterhouseCoopers LLP for CMS Energy re: MCV
(23)(c)     --      Consent of Price Waterhouse for CMS Energy re: Jorf Lasfar
(23)(d)     --      Consent of Ernst & Young for CMS Energy re: Emirates CMS
                    Power Company PJSC
(23)(e)     --      Consent of Ernst & Young for CMS Energy re: SCP Investments
                    (No. 1) PTY. LTD.
(31)(a)     --      CMS Energy's certification of the CEO pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
(31)(b)     --      CMS Energy's certification of the CFO pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
(32)(a)     --      CMS Energy's certifications pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
(99)(d)     --      Financial Statements for SCP Investments (1) PTY. LTD. for
                    the years ended June 30, 2002, 2003, and 2004