Form 10-Q
period 2005-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2005-08-04
CIK 811156, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from _____ to


Commission          Registrant; State of Incorporation;          IRS Employer
File Number            Address; and Telephone Number          Identification No.
-------------------------------------------------------------------------------

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
                              (517) 788-0550


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

CMS ENERGY CORPORATION:  Yes [X]    No [ ]
CONSUMERS ENERGY COMPANY:  Yes [ ]  No |X|


Number of shares outstanding of each of the issuer's classes of common stock at August 2, 2005:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                           219,270,380
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS
   Energy Corporation                                                 84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2005

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
Glossary...................................................................        4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Executive Overview...............................................  CMS - 1
          Forward-Looking Statements and Risk Factors......................  CMS - 2
          Results of Operations............................................  CMS - 4
          Critical Accounting Policies.....................................  CMS - 13
          Capital Resources and Liquidity..................................  CMS - 18
          Outlook..........................................................  CMS - 20
          Implementation of New Accounting Standards.......................  CMS - 28
          New Accounting Standards Not Yet Effective.......................  CMS - 29
     Consolidated Financial Statements
          Consolidated Statements of Income ...............................  CMS - 30
          Consolidated Statements of Cash Flows............................  CMS - 33
          Consolidated Balance Sheets......................................  CMS - 34
          Consolidated Statements of Common Stockholders' Equity...........  CMS - 36
     Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Accounting Policies.................  CMS - 37
          2.   Asset Sales and Impairment Charges..........................  CMS - 39
          3.   Contingencies...............................................  CMS - 40
          4.   Financings and Capitalization...............................  CMS - 55
          5.   Earnings Per Share..........................................  CMS - 59
          6.   Financial and Derivative Instruments........................  CMS - 60
          7.   Retirement Benefits.........................................  CMS - 66
          8.   Asset Retirements Obligations...............................  CMS - 68
          9.   Equity Method Investments...................................  CMS - 70
         10.   Reportable Segments ........................................  CMS - 71
         11.   Consolidation of Variable Interest Entities.................  CMS - 72
         12.   Implementation of New Accounting Standards..................  CMS - 73

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                   Page
                                                                                   ----
Consumers Energy Company
     Management's Discussion and Analysis
          Executive Overview...................................................  CE - 1
          Forward-Looking Statements and Risk Factors..........................  CE - 2
          Results of Operations................................................  CE - 4
          Critical Accounting Policies.........................................  CE - 9
          Capital Resources and Liquidity......................................  CE - 13
          Outlook..............................................................  CE - 15
          New Accounting Standards Not Yet Effective...........................  CE - 22
     Consolidated Financial Statements
          Consolidated Statements of Income....................................  CE - 24
          Consolidated Statements of Cash Flows................................  CE - 25
          Consolidated Balance Sheets..........................................  CE - 26
          Consolidated Statements of Common Stockholder's Equity...............  CE - 28
     Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Accounting Policies......................  CE - 29
          2.  Contingencies....................................................  CE - 30
          3.  Financings and Capitalization....................................  CE - 42
          4.  Financial and Derivative Instruments.............................  CE - 45
          5.  Retirement Benefits..............................................  CE - 48
          6.  Asset Retirement Obligations.....................................  CE - 50
          7.  Reportable Segments .............................................  CE - 51
          8.  Consolidation of Variable Interest Entities......................  CE - 52
          9.  New Accounting Standards Not Yet Effective.......................  CE - 53

Quantitative and Qualitative Disclosures about Market Risk.....................  CO - 1
Controls and Procedures........................................................  CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings.................................................  CO - 1
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......  CO - 5
     Item 3. Defaults Upon Senior Securities...................................  CO - 5
     Item 4. Submission of Matters to a Vote of Security Holders...............  CO - 5
     Item 5. Other Information.................................................  CO - 6
     Item 6. Exhibits..........................................................  CO - 6
     Signatures................................................................  CO - 7

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

ALJ................................................ Administrative Law Judge
Alliance RTO....................................... Alliance Regional Transmission Organization
APB................................................ Accounting Principles Board
APB Opinion No. 18................................. APB Opinion No. 18, "The Equity Method of Accounting for
                                                    Investments in Common Stock"
ARO................................................ Asset retirement obligation
Articles........................................... Articles of Incorporation
Attorney General................................... Michigan Attorney General

Bay Harbor......................................... a residential/commercial real estate area located near
                                                    Petoskey, Michigan.  In 2002, CMS Energy sold its interest in
                                                    Bay Harbor.
bcf................................................ Billion cubic feet
Big Rock........................................... Big Rock Point nuclear power plant, owned by Consumers
Bluewater Pipeline................................. Bluewater Pipeline, a 24.9-mile pipeline that extends from
                                                    Marysville, Michigan to Armada, Michigan.
Board of Directors................................. Board of Directors of CMS Energy

CEO................................................ Chief Executive Officer
CFO................................................ Chief Financial Officer
Clean Air Act...................................... Federal Clean Air Act, as amended
CMS Energy......................................... CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or
  common stock..................................... Common stock of CMS Energy, par value $.01 per share
CMS ERM............................................ CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services................................. CMS Field Services, formerly a wholly owned subsidiary of CMS
                                                    Gas Transmission.  The sale of this subsidiary closed in July 2003.
CMS Gas Transmission............................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation..................................... CMS Generation Co., a subsidiary of Enterprises
CMS MST............................................ CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas.................................... CMS Oil and Gas Company, formerly a subsidiary of Enterprises
Common Stock....................................... All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers.......................................... Consumers Energy Company, a subsidiary of CMS Energy

Customer Choice Act................................ Customer Choice and Electricity Reliability Act, a Michigan
                                                    statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1,
                                                    2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison..................................... The Detroit Edison Company, a non-affiliated company
DIG................................................ Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Generation
DOE................................................ U.S. Department of Energy
DOJ................................................ U.S. Department of Justice
Dow................................................ The Dow Chemical Company, a non-affiliated company

EBITDA............................................. Earnings before income taxes, depreciation, and amortization
EISP............................................... Executive Incentive Separation Plan
EITF............................................... Emerging Issues Task Force
EITF Issue No. 02-03............................... Issues Involved in Accounting for Derivative Contracts Held
                                                    for Trading Purposes and Contracts Involved in Energy Trading
                                                    and Risk Management Activities
Enterprises........................................ CMS Enterprises Company, a subsidiary of CMS Energy
EPA................................................ U. S. Environmental Protection Agency
EPS................................................ Earnings per share
ERISA.............................................. Employee Retirement Income Security Act
Ernst & Young...................................... Ernst & Young LLP
Exchange Act....................................... Securities Exchange Act of 1934, as amended

FASB............................................... Financial Accounting Standards Board
FASB Interpretation No. 46......................... FASB Interpretation No. 46, Consolidation of Variable
                                                    Interest Entities
FERC............................................... Federal Energy Regulatory Commission
FMB................................................ First Mortgage Bonds
FMLP............................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
FSP................................................ FASB Staff Position
FTR................................................ Financial transmission right

GAAP............................................... Generally Accepted Accounting Principles
GasAtacama......................................... An integrated natural gas pipeline and electric generation project located in Argentina and Chile, which includes 702 miles of natural gas pipeline and a 720 MW gross capacity
                                                    power plant

GCR................................................ Gas cost recovery
Goldfields......................................... A pipeline business located in Australia, in which CMS Energy formerly held a 39.7 percent ownership interest
GVK................................................ GVK Facility, a 250 MW gas fired power plant located in South
                                                    Central India, in which CMS Generation formerly held a 33
                                                    percent interest

Health Care Plan................................... The medical, dental, and prescription drug programs offered to eligible employees of Consumers and CMS Energy

IRS................................................ Internal Revenue Service

Jorf Lasfar........................................ The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Ventures, Inc.

kWh................................................ Kilowatt-hour

LORB............................................... Limited Obligation Revenue Bonds
Loy Yang........................................... The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                                    Generation held a 50 percent ownership interest
Ludington.......................................... Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf................................................ Thousand cubic feet
MCV Facility....................................... A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership.................................... Midland Cogeneration Venture Limited Partnership in which
                                                    Consumers has a 49 percent interest through CMS Midland
MCV PPA............................................ The Power Purchase Agreement between Consumers and the MCV
                                                    Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and
                                                    Consumers.

MD&A............................................... Management's Discussion and Analysis
MDEQ............................................... Michigan Department of Environmental Quality
Midwest Energy Market.............................. An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants
MISO............................................... Midwest Independent System Operator
Moody's............................................ Moody's Investors Service, Inc.
MPSC............................................... Michigan Public Service Commission
MSBT............................................... Michigan Single Business Tax
MTH................................................ Michigan Transco Holdings, Limited Partnership
MW................................................. Megawatts

NEIL............................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC................................................ Nuclear Management Company, LLC, formed in 1999 by Northern
                                                    States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                                    Wisconsin Electric Power Company, and Wisconsin Public
                                                    Service Company to operate and manage nuclear generating
                                                    facilities owned by the four utilities
NOL................................................ Net Operating Loss
NRC................................................ Nuclear Regulatory Commission
NYMEX.............................................. New York Mercantile Exchange

OPEB............................................... Postretirement benefit plans other than pensions for retired employees

Palisades.......................................... Palisades nuclear power plant, which is owned by Consumers
Panhandle.......................................... Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle was a wholly owned
                                                    subsidiary of CMS Gas Transmission.  The sale of this
                                                    subsidiary closed in June 2003.
PCB................................................ Polychlorinated biphenyl
Pension Plan....................................... The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
Price Anderson Act................................. Price Anderson Act, enacted in 1957 as an amendment to the
                                                    Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the
                                                    U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR............................................... Power supply cost recovery
PURPA.............................................. Public Utility Regulatory Policies Act of 1978

RCP................................................ Resource Conservation Plan
ROA................................................ Retail Open Access
RRP................................................ Renewable Resources Program
RTO................................................ Regional Transmission Organization

S&P................................................ Standard & Poor's Rating Group, a division of the McGraw Hill Companies, Inc.
SEC................................................ U.S. Securities and Exchange Commission
Section 10d(4) Regulatory Asset.................... Regulatory asset as described in Section 10d(4) of the
                                                    Customer Choice Act, as amended
Securitization..................................... A financing method authorized by statute and approved by the
                                                    MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special
                                                    purpose entity affiliated with such utility
SENECA............................................. Sistema Electrico del Estado Nueva Esparta C.S., a subsidiary of Enterprises
SERP............................................... Supplemental Executive Retirement Plan
SFAS............................................... Statement of Financial Accounting Standards
SFAS No. 5......................................... SFAS No. 5, "Accounting for Contingencies"
SFAS No. 71........................................ SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87........................................ SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 98........................................ SFAS No. 98, "Accounting for Leases"
SFAS No. 106....................................... SFAS No. 106, "Employers' Accounting for Postretirement
                                                    Benefits Other Than Pensions"
SFAS No. 115....................................... SFAS No. 115, "Accounting for Certain Investments in Debt and
                                                    Equity Securities"

SFAS No. 123....................................... SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133....................................... SFAS No. 133, "Accounting for Derivative Instruments and
                                                    Hedging Activities, as amended and interpreted"
SFAS No. 143....................................... SFAS No. 143, "Accounting for Asset Retirement Obligations"
Shuweihat...........................................A power and desalination plant of Emirates CMS Power Company, in which CMS Generation holds a 20 percent interest
SLAP............................................... Scudder Latin American Power Fund
Special Committee.................................. A special committee of independent directors, established by
                                                    CMS Energy's Board of Directors, to investigate matters
                                                    surrounding round-trip trading
Stranded Costs..................................... Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be
                                                    recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                                    These costs could include owned and purchased generation and regulatory assets.
Superfund.......................................... Comprehensive Environmental Response, Compensation and Liability Act

Taweelah........................................... Al Taweelah A2, a power and desalination plant of Emirates
                                                    CMS Power Company, in which CMS Generation holds a 40 percent interest
Trust Preferred Securities......................... Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of
                                                    which have a preference with respect to certain trust
                                                    distributions over the interests of either CMS Energy or
                                                    Consumers, as applicable, as owner of the common beneficial interests of the trusts

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K for the year ended December 31, 2004.

EXECUTIVE OVERVIEW

CMS Energy is an integrated energy company with a business strategy focused primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage, and processing. We manage our businesses by the nature of services each provides. We operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission, storage, and processing. Our businesses are affected primarily by:

     - weather, especially during the traditional heating and cooling seasons,

     -    economic conditions, primarily in Michigan,

     - regulation and regulatory issues that affect our gas and electric utility operations,

     -    interest rates,

     -    our debt credit rating, and

     -    energy commodity prices.

Our business strategy involves improving our balance sheet and maintaining focus on our core strength: superior utility operation and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from the businesses we retain. Over the next few years, we expect our business strategy to reduce parent company debt substantially, improve our credit ratings, grow earnings, restore a common stock dividend, and position us to make new investments consistent with our strengths. In the near term, our new investments will focus principally on the utility.

We face important challenges in the future. As a result of Michigan's Customer Choice Act, which allows alternative electric suppliers to sell electric power directly to our customers, we have lost industrial and commercial customers. As of July 2005, alternative electric suppliers provide 811 MW, or 11 percent, of our electric load. Based on current trends, we predict total load loss by the end of 2005 to be in the range of 900 MW to 950 MW. However, we cannot assure that the actual load loss will fall within that range.

Another important challenge relates to the economics of the MCV Partnership.
The MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. Because the price the MCV Partnership can charge the utility for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. In 2005, the MPSC issued an order approving the RCP to change the way the facility is used. The purpose of the RCP is to conserve natural gas through a change in the dispatch of the MCV


                                      CMS-1

                                                          CMS Energy Corporation

Facility and thereby improve the financial performance of the MCV Partnership without increased costs to customers.

Our business plan is targeted at predictable earnings growth and debt reduction. Between 2001 and 2003, we reduced parent debt (ie: excluding Consumers' and other subsidiaries' debt) by 50 percent. We are now in the second year of a five-year plan to reduce further, by about half, the debt of CMS Energy. In 2005, we retired higher-interest rate debt through the use of proceeds from the issuance of $150 million of CMS Energy senior notes, $550 million of Consumers' FMB, and $150 million of Consumers' senior insured quarterly notes. We also issued 23 million shares of common stock and infused $550 million into Consumers in 2005. These efforts, and others, are designed to lead us to be a strong, reliable energy company that will be poised to take advantage of opportunities for further growth.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Exchange Act of 1933, as amended, and relevant legal decisions. Our intention with the use of such words as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and/or control:

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

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

      - potentially adverse regulatory treatment and/or regulatory lag concerning a number of significant questions presently before the MPSC including:

          - recovery of future Stranded Costs incurred due to customers choosing alternative energy suppliers,

                                     CMS-2

                                                          CMS Energy Corporation

          - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

          - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

          - timely recognition in rates of additional equity investments in Consumers, and

          - adequate and timely recovery of additional electric and gas rate-based expenditures,

      - the impact of adverse natural gas prices on the MCV Partnership investment, and regulatory decisions that limit recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

      - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential adverse impacts of the new Midwest Energy Market upon power supply and transmission costs,

      - potential for the Midwest Energy Market to develop into an active energy market in the state of Michigan, which may lead us to account for certain electric energy contracts at CMS ERM as derivatives,

      - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

      - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions and the ability to obtain or maintain insurance coverage for such events,

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      -  technological developments in energy production, delivery, and usage,

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


                                     CMS-3

                                                          CMS Energy Corporation

      - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

      - the efficient sale of non-strategic or under-performing domestic or international assets and discontinuation of certain operations,

      - other business or investment considerations that may be disclosed from time to time in CMS Energy's or Consumers' SEC filings, or in other publicly issued written documents, and

      - other uncertainties that are difficult to predict, and many of which are beyond our control.

For additional information regarding these and other uncertainties, see Note 3, Contingencies.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
Three months ended June 30                        2005        2004        Change
--------------------------------------------------------------------------------
Net Income Available to Common Stockholders     $   27      $   16        $   11
Basic Earnings Per Share                        $ 0.12      $ 0.10        $ 0.02
Diluted Earnings Per Share                      $ 0.12      $ 0.10        $ 0.02
--------------------------------------------------------------------------------

Electric Utility                                $  46       $   27        $   19
Gas Utility                                        (3)           1            (4)
Enterprises                                        29           37            (8)
Corporate Interest and Other                      (45)         (49)            4
--------------------------------------------------------------------------------
CMS Energy Net Income Available to
Common Stockholders                             $  27       $   16        $   11
================================================================================

For the three months ended June 30, 2005, our net income available to common stockholders was $27 million, up from $16 million for the three months ended June 30, 2004. The increase reflects non-recurring tax benefits associated with the American Jobs Creation Act of 2004 and an improvement at our electric utility, primarily due to weather driven higher than normal residential electric utility sales in June and the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice. Partially offsetting these increases were the reduction of mark-to-market impacts associated with gas contracts at the MCV Partnership and changes in mark-to-market adjustments on interest rate swaps associated with our investment in Taweelah. Further offsetting the increase was a reduction in net income at our gas utility, as higher operating and maintenance costs exceeded the benefits derived from increased deliveries and the increase in revenue resulting from the MPSC gas rate surcharge authorized in October of 2004.




                                     CMS-4

                                                          CMS Energy Corporation

Specific changes to net income available to common stockholders for the three months ended June 30, 2005 versus the same period in 2004 are:


                                                                     In Millions
--------------------------------------------------------------------------------


  -     non-recurring income tax benefit recorded at Enterprises
                 resulting from the American Jobs Creation Act of
                 2004,                                                    $  24

  -     increase at our electric utility primarily due to increased deliveries driven by higher than normal electric
                 utility sales in June and the collection of an
                 electric surcharge related to the recovery of
                 security costs, Stranded Costs, and costs incurred in
                 the transition to customer choice, offset partially
                 by increased operating expenses and power supply
                 costs in excess of the amount which we are allowed to
                 recover from our residential customers, whose rates
                 are capped,                                                 19

  -     reduction in corporate and other interest expenses primarily due to lower average debt levels and a 47 basis point
                 reduction in the average rate of interest,                   4

  -     change in mark-to-market valuation adjustments associated with our investment in Taweelah, as losses on interest
                 rate swaps in the current period replaced the gains
                 recorded on these instruments in the same period of
                 2004,                                                      (22)

  -     reduction in income from our ownership interest in the MCV
                 Partnership primarily due to the settlement of
                 certain gas contracts and mark-to-market adjustments
                 on financial hedges and the remaining gas contracts,
                 and                                                        (10)

  -     decrease in net income from our gas utility primarily due to increases in benefit costs and safety, reliability
                 and customer service expenses offset partially by
                 increased deliveries and increased revenue associated
                 with the gas rate surcharge authorized by the MPSC in
                 October of 2004.                                            (4)

--------------------------------------------------------------------------------
Total Change                                                              $  11
================================================================================

                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
Six months ended June 30                                  2005     2004   Change
--------------------------------------------------------------------------------
Net Income Available to Common Stockholders             $  177   $    7   $  170
Basic Earnings Per Share                                $ 0.86   $ 0.04   $ 0.82
Diluted Earnings Per Share                              $ 0.82   $ 0.04   $ 0.78
--------------------------------------------------------------------------------
Electric Utility                                        $   79   $   75   $    4
Gas Utility                                                 55       57       (2)
Enterprises                                                134      (23)     157
Corporate Interest and Other                               (91)     (98)       7
Discontinued Operations                                      -       (2)       2
Accounting Changes                                           -       (2)       2
--------------------------------------------------------------------------------
CMS Energy Net Income Available to
Common Stockholders                                     $  177   $    7   $  170
================================================================================

For the six months ended June 30, 2005, our net income available to common stockholders was $177 million, up from $7 million for the six months ended June 30, 2004. The improvement reflects the favorable effect of mark-to-market adjustments recorded at the MCV Partnership, non-recurring tax benefits from the American Jobs Creation Act of 2004, reduced corporate interest expense, and the absence in 2005 of impairment charges recorded in 2004. Also contributing to the improvement was the positive impact of an increase in the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice, increased regulatory return on capital expenditures, and weather driven higher than

                                     CMS-5

                                                          CMS Energy Corporation

normal residential electric utility sales in June 2005. Partially offsetting these increases were changes in mark-to-market adjustments on interest rate swaps associated with our investment in Taweelah and a decrease in net income at our gas utility due to higher operating, MSBT and depreciation expenses.

Specific changes to net income available to common stockholders for the six months ended June 30, 2005 versus the same period in 2004 are:

                                                                     In Millions
--------------------------------------------------------------------------------
  -     the absence in 2005 of an $81 million after-tax impairment charge related to the sale of our Loy Yang investment
                 that was recorded in 2004,                               $  81

  -     increase in earnings from our ownership interest in the MCV
                 Partnership primarily due to the increase in
                 mark-to-market adjustments of certain long-term gas
                 contracts and financial hedges,                             53

  -     non-recurring income tax benefit recorded at Enterprises
                 resulting from the American Jobs Creation Act of
                 2004,                                                       24

  -     reduction in corporate interest expenses primarily due to lower average debt levels and a 53 basis point reduction in
                 the average rate of interest,                               12

  -     earnings from our investment in Shuweihat, as the business achieved commercial operation in the fourth quarter
                 of 2004,                                                     9

  -     increase in income from our electric utility, primarily due to higher than normal electric utility sales in June
                 2005, the return on capital expenditures in excess of
                 our depreciation base as allowed by the Customer
                 Choice Act, and the collection of an electric
                 surcharge related to the recovery of security costs,
                 Stranded Costs, and costs incurred in the transition
                 to customer choice. These increases were offset
                 partially by increased operating expenses, customers
                 choosing alternative suppliers, and power supply
                 purchase costs exceeding power supply revenue,               4

  -     reduction in other corporate expenses,                                3

  -     the absence in 2005 of a loss related to accounting changes,          2

  -     the absence in 2005 of net losses associated with discontinued
                 operations,                                                  2

  -     change in mark-to-market valuation adjustments associated with our investment in Taweelah, as losses on interest
                 rate swaps in the current period replaced the gains
                 recorded on these instruments in the same period of
                 2004,                                                      (10)

  -     the absence in 2005 of the settlement agreement that DIG and
                 CMS MST entered into with the purchasers of electric
                 power and steam from DIG, and                               (8)

  -     decrease in net income from our gas utility, as increases in operation and maintenance cost, MSBT expense, and
                 depreciation expense outpaced the increase in gas
                 rates authorized by the MPSC in October of 2004.            (2)

--------------------------------------------------------------------------------
Total Change                                                              $ 170
================================================================================

                                     CMS-6

                                                          CMS Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS


                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
June 30                                                                2005       2004         Change
-----------------------------------------------------------------------------------------------------

Three months ended                                                     $ 46       $ 27           $ 19
Six months ended                                                       $ 79       $ 75           $  4
=====================================================================================================


                                                         Three Months Ended          Six Months Ended
Reasons for the change:                              June 30, 2005 vs. 2004    June 30, 2005 vs. 2004
-----------------------------------------------------------------------------------------------------

Electric deliveries                                                   $  34                     $  38
Power supply costs and related revenue                                   (2)                      (11)
Other operating expenses, other income, and non-
  commodity revenue                                                      (8)                      (31)
Regulatory return on capital expenditures                                 6                        13
General taxes                                                            (1)                       (4)
Fixed charges                                                             1                         2
Income taxes                                                            (11)                       (3)
                                                   --------------------------------------------------

Total change                                                          $  19                     $   4
=====================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2005, electric deliveries increased 0.5 billion kWh or 5.1 percent versus the same period in 2004. For the six months ended June 30, 2005, electric deliveries increased 0.1 billion kWh or 0.4 percent versus the same period in 2004. The corresponding increases in electric delivery revenue for both periods were due to increased sales to residential customers due to warmer weather and increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $6 million for the three months ended June 30, 2005 and $11 million for the six months ended June 30, 2005. Surcharge revenue related to the recovery of security costs and Stranded Costs increased electric delivery revenue by an additional $3 million for the three months ended June 30, 2005 and $6 million for the six months ended June 30, 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: Our recovery of power supply costs is capped for our residential customers. For the three months ended June 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $6 million versus the same period in 2004. For the six months ended June 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $20 million versus the same period in 2004. Power supply-related costs increased in 2005 primarily due to higher coal costs and higher priced purchased power to replace the generation loss from outages at our Palisades and Campbell 3 generating plants.

Partially offsetting these underrecoveries are transmission and nitrogen oxide allowance expenditures related to our capped customers, which we have deferred for future recovery. For the three months ended June 30, 2005, we deferred $4 million of these costs. For the six months ended June 30, 2005, we deferred $9 million of these costs.


                                     CMS-7

                                                          CMS Energy Corporation

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended June 30, 2005, other operating expenses increased $14 million, other income increased $4 million, and non-commodity revenue increased $2 million versus the same period in 2004. For the six months ended June 30, 2005, other operating expenses increased $39 million, other income increased $4 million, and non-commodity revenue increased $4 million versus the same period in 2004.

The increase in other operating expenses reflects higher depreciation and amortization expense, and higher pension and benefit expense. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense also reflects the reinstatement of the employer matching contribution to our 401(k) plan.

In addition, the increase in other operating expenses reflects increased underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP. In 1992, a liability was established for estimated future underrecoveries of power supply costs under the MCV PPA. In 2004, a portion of the cash underrecoveries continued to reduce this liability until its depletion in December. In 2005, all cash underrecoveries are expensed directly to income. Partially offsetting this increased operating expense were the savings from the RCP approved by the MPSC in January 2005.

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between the MCV Partnership and us. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter.

The cost associated with the MCV PPA cash underrecoveries, net of our direct savings from the RCP, increased operating expense $2 million for the three months ended June 30, 2005 and $4 million for the six months ended June 30, 2005 versus the same periods in 2004.

The increase in other income is primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt in 2005. The increase in non-commodity revenue is primarily due to higher transmission services revenue.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $6 million for the three months ended June 30, 2005 and $13 million for the six months ended June 30, 2005 versus the same periods in 2004.

GENERAL TAXES: For the three and six months ended June 30, 2005, general taxes increased versus the same periods in 2004 primarily due to higher MSBT expense.

FIXED CHARGES: For the three months ended June 30, 2005, fixed charges reflect a 36 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004. For the six months ended June 30, 2005, fixed charges reflect a 32 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and six months ended June 30, 2005, income taxes increased versus the same periods in 2004 primarily due to higher earnings by the electric utility.


                                     CMS-8

                                                          CMS Energy Corporation

GAS UTILITY RESULTS OF OPERATIONS


                                                                                      In Millions
-------------------------------------------------------------------------------------------------
June 30                                                            2005        2004        Change
-------------------------------------------------------------------------------------------------

Three months ended                                                 $ (3)       $  1          $ (4)
Six months ended                                                   $ 55        $ 57          $ (2)
=================================================================================================

Reasons for the change:                              Three Months Ended          Six Months Ended
                                                 June 30, 2005 vs. 2004    June 30, 2005 vs. 2004
-------------------------------------------------------------------------------------------------
Gas deliveries                                                    $   2                     $  (1)
Gas rate increase                                                     5                        21
Gas wholesale and retail services, other gas
  revenues and other income                                           1                        (1)
Operation and maintenance                                           (12)                      (17)
General taxes and depreciation                                       (2)                       (3)
Fixed charges                                                         -                        (2)
Income taxes                                                          2                         1
                                               --------------------------------------------------

Total change                                                      $  (4)                    $  (2)
=================================================================================================


GAS DELIVERIES: For the three months ended June 30, 2005, higher gas delivery revenues reflect increased deliveries to our residential, commercial, and industrial customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, increased 1.4 bcf or 3.1 percent.

For the six months ending June 30, 2005, lower gas delivery revenues reflect decreased deliveries to our residential and industrial transportation customers. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 2.0 bcf or 1.0 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, gas revenues increased $5 million for the three months ended June 30, 2005 and $21 million for the six months ended June 30, 2005 versus the same periods in 2004.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three months ended June 30, 2005, other income increased $1 million primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the six months ended June 30, 2005, gas wholesale and retail services revenue decreased primarily due to decreases in miscellaneous transportation and storage revenue.

OPERATION AND MAINTENANCE: For the three and six months ended June 30, 2005, operation and maintenance expenses increased primarily due to increases in benefit costs and additional safety, reliability, and customer service expense. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense also reflects the reinstatement of the employer matching contribution to our 401(k) plan.


                                     CMS-9

                                                          CMS Energy Corporation

GENERAL TAXES AND DEPRECIATION: For the three and six months ended June 30, 2005, general tax expense increased primarily due to higher MSBT expense. Depreciation expense increased due to higher plant in service.

FIXED CHARGES: For the six months ended June 30, 2005, fixed charges reflect a 32 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and six months ended June 30, 2005, income taxes decreased primarily due to lower earnings by the gas utility.

ENTERPRISES RESULTS OF OPERATIONS

                                                                                       In Millions
--------------------------------------------------------------------------------------------------
June 30                                                           2005        2004         Change
--------------------------------------------------------------------------------------------------

Three months ended                                              $   29       $  37         $   (8)
Six months ended                                                $  134       $ (23)        $  157
==================================================================================================

                                                     Three Months Ended          Six Months Ended
Reasons for the change:                          June 30, 2005 vs. 2004    June 30, 2005 vs. 2004
-------------------------------------------------------------------------------------------------

Operating revenues                                              $    39                   $    32
Cost of gas and purchased power                                     (76)                      120
Earnings from equity method investees                               (19)                       (7)
Gain on sale of assets                                                2                         4
Operation and maintenance                                            (5)                       (3)
General taxes, depreciation, and other income                         3                         3
Asset impairment charges                                              -                       136
Fixed charges                                                         5                        12
Minority interest                                                    15                       (87)
Income taxes                                                         28                       (53)
                                                -------------------------------------------------

Total change                                                    $    (8)                  $   157
=================================================================================================

OPERATING REVENUES AND COST OF GAS AND PURCHASED POWER: For the three months ended June 30, 2005, operating revenues increased $39 million versus the same period in 2004 and the related cost of gas and purchased power increased $76 million versus the same period in 2004. These increases were primarily due to the impact of increased customer demand on deliveries, fuel costs, and purchased power primarily at our South American subsidiaries and increased wholesale power and gas sales at CMS ERM. Also contributing to the increase in cost of gas and purchase power were mark-to-market losses at the MCV Partnership.

For the six months ended June 30, 2005, operating revenues increased $32 million versus the same period in 2004 due to increased demand at our South American subsidiaries and an increase in wholesale power and gas sales at CMS ERM. Related cost of gas and purchased power decreased $120 million versus the same period in 2004, primarily due to mark-to-market gains at the MCV Partnership. This decrease was partially offset by increased fuel cost and increased purchase power associated with higher demand at our South American subsidiaries, and higher wholesale power and gas costs at CMS ERM.

EARNINGS FROM EQUITY METHOD INVESTEES: Earnings from equity method investees decreased $19 million for the three months ended June 30, 2005 versus the same period in 2004. The decrease was primarily due

                                     CMS-10

                                                          CMS Energy Corporation

to a $22 million change in mark-to-market adjustments associated with our investment in Taweelah as losses on interest rate swaps in the current period replaced the gains recorded on these instruments in the same period of 2004. Also contributing to the decrease was a $3 million reduction in earnings from our investment in Jorf Lasfar primarily due to higher operating and maintenance costs, the absence of $3 million of earnings from Goldfields, which we sold in August of 2004, and $2 million of other decreases in earnings. These decreases were offset partially by a $7 million increase in earnings from GasAtacama, as the Argentine Government lifted its natural gas export restrictions in the third quarter of 2004 and $4 million of earnings from Shuweihat, which achieved commercial operation in the fourth quarter of 2004.

Earnings from equity method investees decreased $7 million for the six months ended June 30, 2005 versus the same period in 2004. The decrease was primarily due to a $10 million change in mark-to-market adjustments associated with our investment in Taweelah as losses on interest rate swaps in the current period replaced the gains recorded on these instruments in the same period of 2004. Also contributing to the decrease was the absence of $6 million in earnings from Goldfields, which we sold in August of 2004, $5 million in lower earnings at Neyveli primarily due to costs associated with refinancing, and $3 million of other decreases in earnings. These decreases were offset partially by $9 million in earnings from Shuweihat, which achieved commercial operation in the fourth quarter of 2004 and an $8 million increase in earnings from GasAtacama, as the Argentine Government lifted its natural gas export restrictions in the third quarter of 2004.

GAIN ON SALE OF ASSETS: For the three months ended June 30, 2005, gains on asset sales were $2 million due to the gain on the sale of our investment in the SLAP Fund in 2005. There were no significant gains or losses on asset sales during this period in 2004.

For the six months ended June 30, 2005, gains on asset sales increased $4 million versus the same period in 2004. This is due to a $3 million gain on the sale of GVK and a $2 million gain on the sale of the SLAP Fund in 2005 versus a $1 million gain on the sale of the Bluewater Pipeline in 2004.

OPERATION AND MAINTENANCE: For the three months ended June 30, 2005, operation and maintenance expenses increased $5 million versus the same period in 2004. The increase was primarily due to maintenance expense on a turbine shaft at T.E.S. Filer City Station Limited Partnership and profit sharing payments made to union employees at our CPEE subsidiary.

For the six months ended June 30, 2005, operation and maintenance expenses increased $3 million versus the same period in 2004. The increase was primarily due to costs related to higher electrical production and higher professional fees at our South American subsidiaries, offset partially by lower legal fees in connection with an arbitration in Argentina.


GENERAL TAXES, DEPRECIATION AND OTHER INCOME: For the three months ended June 30, 2005, the net of general tax expense, depreciation and other income increased operating income primarily as a result of net positive foreign exchange activity.

For the six months ended June 30, 2005, the net of general tax expense, depreciation and other income increased operating income primarily as a result of the reversal of a contingent liability at our gas storage facility at Leonard Field and net positive foreign exchange activity.

ASSET IMPAIRMENT CHARGES: For the six months ended June 30, 2005, asset impairment charges decreased $136 million versus the same period in 2004. The decrease relates to the absence, in 2005, of the Loy Yang impairment recorded in 2004.

FIXED CHARGES: For the three and six months ended June 30, 2005, fixed charges decreased versus the same



                                     CMS-11

                                                          CMS Energy Corporation

periods in 2004 primarily due to lower expenses at the MCV Partnership.

MINORITY INTEREST: For the three months ended June 30, 2005, earnings attributed to minority interest owners in our subsidiaries decreased versus the same periods in 2004, primarily due to the impact of mark-to-market losses at the MCV Partnership.

For the six months ended June 30, 2005, earnings attributed to minority interest owners in our subsidiaries increased versus the same periods in 2004, primarily due to the impact of mark-to-market gains at the MCV Partnership.

INCOME TAXES: For the three months ended June 30, 2005, income tax expense decreased versus the same period in 2004. The decrease was due to non-recurring income tax benefits related to the American Jobs Creation Act of 2004.

For the six months ended June 30, 2005, income tax expense increased versus the same period in 2004. The increase was due to higher earnings in 2005, and the absence of tax benefits recorded in 2004 related to the Loy Yang impairment. This increase was offset partially by non-recurring income tax benefits related to the American Jobs Creation Act of 2004.


CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                   In Millions
------------------------------------------------------------------------------
June 30                                          2005         2004      Change
------------------------------------------------------------------------------
Three months ended                              $ (45)       $ (49)        $ 4
Six months ended                                $ (91)       $ (98)        $ 7
==============================================================================

For the three months ended June 30, 2005, corporate interest and other net expenses were $45 million, a decrease of $4 million versus the same period in 2004. The decrease reflects a $4 million reduction in corporate interest primarily due to lower average debt levels and a 47 basis point reduction in the average rate of interest.

For the six months ended June 30, 2005, corporate interest and other net expenses were $91 million, a decrease of $7 million versus the same period in 2004. The decrease reflects a $12 million reduction in corporate interest primarily due to lower average debt levels and a 53 basis point reduction in the average rate of interest as well as a $4 million reduction in other interest expenses allocated from the utilities. These decreases were offset partially by a $1 million increase in other expenses and the absence in 2005 of an $8 million benefit from the reversal of a currency translation adjustment related to the sale of Loy Yang that was recorded in 2004.

DISCONTINUED OPERATIONS: For the three and six months ended June 30, 2005, we had no activity from operations accounted for as discontinued. For the six months ended June 30, 2004, our net loss from Discontinued Operations was $2 million.

ACCOUNTING CHANGES: In 2004, we recorded a $2 million loss for the cumulative effect of a change in accounting principle. The loss was the result of a change in the measurement date of our benefit plans.




                                     CMS-12

                                                          CMS Energy Corporation
CRITICAL ACCOUNTING POLICIES

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

We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that the occurrence of loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including the history and specifics of each matter. The most significant of these contingencies are our pending class actions arising out of round-trip trading and gas price reporting, our electric and gas environmental liabilities, our indemnity and environmental remediation obligations at Bay Harbor, and the potential underrecoveries from our power purchase contract with the MCV Partnership.

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have provided adequately for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. There have been no material changes to the accounting for financial instruments since the year ended December 31, 2004. For details on financial instruments, see Note 6, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivatives. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2004.

The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market provides day-ahead and real-time energy market information and centralized generation dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, as we gain additional experience with the Midwest Energy Market, we will continue to evaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists. If an active market develops in the future, certain of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception to the majority of these contracts (including the MCV PPA), which would not require us to mark these contracts to market.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments


                                     CMS-13

                                                          CMS Energy Corporation

established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within the MISO's market area. FTRs are derivative instruments and are required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair values, with any subsequent changes in fair value recognized in earnings. As of June 30, 2005, we recorded an asset of $1 million associated with the fair value of FTRs on our Consolidated Balance Sheets.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts are not recognized at fair value on our Consolidated Balance Sheets. Due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, as of January 2005, any changes in the fair value of these financial hedges are recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the six months ended June 30, 2005, we recorded a $170 million gain associated with the increase in fair value of these instruments on our Consolidated Statements of Income, resulting in a cumulative mark-to-market gain through June 30, 2005 of $226 million. The majority of this mark-to-market gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011.

To determine the fair value of our derivative contracts, we use a combination of quoted market prices, prices obtained from external sources, such as brokers, and mathematical valuation models. Valuation models require various inputs, including forward prices, strike prices, volatilities, interest rates, and maturity dates. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At June 30, 2005, we assumed market-based interest rates ranging between 3.34 percent and 4.22 percent (depending on the term of the contract) and monthly volatility rates ranging between 25 percent and 42 percent to calculate the fair value of the gas fuel contracts held by the MCV Partnership. Also, at June 30, 2005, we assumed a market-based interest rate of 3.00 percent and monthly volatility rates ranging between 35 percent and 39 percent to calculate the fair value of our gas options.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts that are related to activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2004.

The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at June 30, 2005:



                                     CMS-14

                                                          CMS Energy Corporation

                                                                                               In Millions
----------------------------------------------------------------------------------------------------------
                                                                                Non-
                                                                             Trading    Trading      Total
----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31, 2004                      $ (199)     $ 201       $  2
Fair value of new contracts when entered into during the period (a)                -          2          2
Changes in fair value attributable to changes in valuation techniques
and assumptions                                                                    -          -          -
Contracts realized or otherwise settled during the period                         31        (35)        (4)
Other changes in fair value (b)                                                 (105)       116         11
----------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30, 2005                          $ (273)     $ 284       $ 11
==========================================================================================================

(a) Reflects only the initial premium payments/(receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase/(decrease) of forward positions as well as changes to mark-to-market and credit reserves.

Fair Value of Non-Trading Contracts at June 30, 2005                                                   In Millions
------------------------------------------------------------------------------------------------------------------
                                                Total                     Maturity   (in years)
Source of Fair Value                       Fair Value     Less than 1       1 to 3      4 to 5      Greater than 5
------------------------------------------------------------------------------------------------------------------
Prices actively quoted                         $    -           $   -       $    -       $   -                $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                       (273)            (73)        (130)        (61)                 (9)
------------------------------------------------------------------------------------------------------------------
Total                                          $ (273)          $ (73)      $ (130)      $ (61)               $ (9)
==================================================================================================================

Fair Value of Trading Contracts at June 30, 2005                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                Total                    Maturity     (in years)
Source of Fair Value                         Fair Value     Less than 1      1 to 3      4 to 5     Greater than 5
------------------------------------------------------------------------------------------------------------------
Prices actively quoted                            $ (44)           $ (7)      $ (27)      $ (10)              $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                          328              92         158          69                  9
------------------------------------------------------------------------------------------------------------------
Total                                             $ 284            $ 85       $ 131       $  59               $  9
==================================================================================================================

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since the year ended December 31, 2004. These risk sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our derivative contracts and other financial instruments based upon a hypothetical 10 percent adverse change in market rates or prices. Changes in excess of the amounts shown in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market interest rates):

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                           June 30, 2005         December 31, 2004
------------------------------------------------------------------------------------------------------------------
Variable-rate financing - before-tax annual earnings exposure                      $   1                     $   2
Fixed-rate financing - potential loss in fair value (a)                              216                       216
==================================================================================================================

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required to


                                     CMS-15

                                                          CMS Energy Corporation

be included in the sensitivity analysis, but can have an impact on financial results.

COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):


                                                                    In Millions
-------------------------------------------------------------------------------
                                              June 30, 2005   December 31, 2004
-------------------------------------------------------------------------------
Potential REDUCTION in fair value:
Gas supply option contracts                            $  -                $  1
FTRs                                                      -                   -
CMS ERM electric and gas forward contracts               12                  10
Derivative contracts associated with the MCV
 Partnership:
  Gas fuel contracts (a)                                 38                  17
  Gas fuel futures and swaps                             47                  41
===============================================================================

(a) The increased potential reduction in fair value for the MCV Partnership's gas fuel contracts is due to an increased number of contracts accounted for as derivatives. This is a result of the implementation of the RCP, at which time the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases and must now be accounted for as derivatives.

TRADING ACTIVITY COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):


                                                                    In Millions
-------------------------------------------------------------------------------
                                         June 30, 2005        December 31, 2004
-------------------------------------------------------------------------------
Potential REDUCTION in fair value:
  Electricity-related option contracts            $  -                      $ -
  Gas-related option contracts                       1                        3
  Gas-related swaps and futures                     13                        7
===============================================================================

INVESTMENT SECURITIES PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):


                                                                    In Millions
-------------------------------------------------------------------------------
                                             June 30, 2005    December 31, 2004
-------------------------------------------------------------------------------
Potential REDUCTION in fair value of
  available-for-sale equity securities
  (primarily SERP investments)                         $ 5                  $ 5
===============================================================================

Consumers maintains trust funds, as required by the NRC, which may only be used to fund certain costs of nuclear plant decommissioning. These funds are invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through Consumers' electric rates, fluctuations in equity prices or interest rates do not affect earnings or cash flows.

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments.


                                     CMS-16

                                                          CMS Energy Corporation

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

Argentina: As part of its energy privatization incentives, Argentina directed CMS Gas Transmission to calculate tariffs in U.S. dollars then convert them to pesos at the prevailing exchange rate, and to adjust tariffs every six months to reflect changes in inflation. Starting in early 2000, Argentina suspended the inflation adjustments.

In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. dollar to one Argentine peso, converted all dollar-denominated utility tariffs and energy contract obligations into pesos at the same one-to-one exchange rate, and directed the Government of Argentina to renegotiate such tariffs.

CMS Gas Transmission began arbitration with the International Centre for the Settlement of Investment Disputes (ICSID) in mid-2001, citing breaches by Argentina under the Argentine - U.S. Bilateral Investment Treaty. In May 2005, an ICSID tribunal concluded, among other things, that Argentina's economic emergency did not excuse Argentina from liability. The ICSID tribunal found in favor of CMS Gas Transmission, and awarded damages of U.S. $133 million, plus interest.

Under the rules of the ICSID Convention, either party may seek an annulment of the award from a newly constituted tribunal. Argentina has indicated its intent to seek such an annulment.

ACCOUNTING FOR PENSION AND OPEB

Pension: We have established external trust funds to provide retirement pension benefits to our employees under a non-contributory, defined benefit Pension Plan. We implemented a cash balance plan for certain employees hired after June 30, 2003. On September 1, 2005, we will implement the Defined Company Contribution Plan.

The Defined Company Contribution Plan will provide an employer cash contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 will participate in this plan as part of their retirement benefit program. Cash balance pension plan participants will also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan will be discontinued as of that date. We use SFAS No. 87 to account for pension costs.

401(k): We resumed the employer's match on our 401(k) Savings Plan on January 1, 2005. The plan provides for an employer match of 50 percent on eligible contributions up to the first six percent of an employee's wages. Effective September 1, 2005, employees enrolled in the company's 401(k) Savings Plan will have the employer match increased from 50 percent to 60 percent.

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

    -    life expectancies,

    -    present-value discount rates,

    -    expected long-term rate of return on plan assets,

    -    rate of compensation increases, and




                                     CMS-17

                                                          CMS Energy Corporation

    -    anticipated health care costs.

Any change in these assumptions can change significantly the liability and associated expenses recognized in any given year.

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:

                                                                  In Millions
-----------------------------------------------------------------------------
Expected Costs           Pension Cost        OPEB Cost          Contributions
-----------------------------------------------------------------------------
2006                            $  95             $ 38                  $  82
2007                              104               34                    184
2008                               99               30                    112
=============================================================================

Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

For additional details on postretirement benefits, see Note 7, Retirement Benefits.

OTHER

Other accounting policies that are important to an understanding of our results of operations and financial condition include:

     -    accounting for long-lived assets and equity method investments,

     -    accounting for the effects of industry regulation,

     -    accounting for asset retirement obligations, and

     -    accounting for nuclear decommissioning costs.

There have been no material changes to these accounting policies since they the year ended December 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity and capital requirements are a function of our results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs, and collateral requirements. During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. The market price for natural gas has increased. Although our natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory require additional liquidity due to the timing of the cost recoveries as gas prices increase. In addition, a few of our commodity suppliers have requested nonstandard payment terms or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. We believe our current level of cash and access to borrowing capacity in the capital markets, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs through 2006. We have not made a specific determination concerning the reinstatement of common stock dividends. The Board of Directors may reconsider or revise its dividend policy based upon certain conditions, including our results of operations, financial condition, and capital requirements, as well as other relevant factors.




                                     CMS-18

                                                          CMS Energy Corporation

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2005, $1.080 billion consolidated cash was on hand, which includes $67 million of restricted cash and $214 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see Note 11, Consolidation of Variable Interest Entities.

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the six months ended June 30, 2005, Consumers paid $167 million in common stock dividends to CMS Energy.

SUMMARY OF CASH FLOWS:


                                                                    In Millions
-------------------------------------------------------------------------------
Six months ended June 30                                          2005     2004
-------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                         $  506   $  478
   Investing activities                                           (136)    (403)
                                                                ---------------
Net cash provided by operating and investing activities            370       75
   Financing activities                                            (27)    (276)
Effect of exchange rates on cash                                     1       (1)
                                                                ---------------
Net increase (decrease) in cash and cash equivalents            $  344   $ (202)
===============================================================================

OPERATING ACTIVITIES: For the six months ended June 30, 2005, net cash provided by operating activities increased $28 million versus the same period in 2004 due to decreases in inventory from lower volumes of gas purchased and other timing differences.

INVESTING ACTIVITIES: For the six months ended June 30, 2005, net cash used in investing activities decreased $267 million primarily due to a net increase in short-term investment proceeds of $301 million, offset by an increase in capital expenditures of $43 million.

FINANCING ACTIVITIES: For the six months ended June 30, 2005, net cash used in financing activities decreased $249 million primarily due to net proceeds from the issuance of common stock of $283 million, offset by a decrease of $34 million in net proceeds from borrowings.

For additional details on long-term debt activity, see Note 4, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 4, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: There have been no material changes in off-balance sheet arrangements since the year ended December 31, 2004. For details on guarantee arrangements, see Note 4, Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 4, Financings and Capitalization.

OTHER: CMS ERM is a party to a certain gas supply contract whose performance is backed by a bond issued by American Home Assurance Co. (AHA), a subsidiary of American International Group, Inc. (AIG), as a jointly liable surety. AHA currently has a surety obligation of $130 million pursuant to this contract. This amount amortizes monthly. The gas supply contract requires that the surety maintain


                                     CMS-19

                                                          CMS Energy Corporation

minimum credit ratings of AA- or better from S&P and Aa3 or better from Moody's. On March 30, 2005, the credit ratings of AIG and AHA were downgraded by S&P from AAA to AA+ with negative watch. On June 3, 2005, S&P downgraded AIG further from AA+ to AA. On March 31, 2005, Moody's lowered its long-term senior debt ratings on AIG and AHA from Aaa to Aa1. On May 2, 2005, Moody's again lowered their long-term senior debt ratings on AIG and AHA from Aa1 to Aa2 and placed their ratings on review for possible further downgrade. On May 31, 2005, Moody's confirmed the Aa2 rating for AIG and revised its outlook to stable. AHA remained under review for possible downgrade. We cannot predict whether these ratings will further decline; however, we have several alternatives in the event that AHA no longer meets the minimum rating requirements. These alternatives include obtaining a letter of credit under our existing revolving credit agreement, seeking an alternative letter of credit arrangement or posting available cash as collateral. These alternatives may have a negative impact on our liquidity.

BOND REPURCHASE: In July and through August 4, 2005, we have purchased in the open market $73 million principal amount of our 9.875 percent senior notes due 2007.

OUTLOOK

CORPORATE OUTLOOK

During 2005, we will continue to implement a business strategy that involves improving our balance sheet and providing superior utility operations and service. This strategy is designed to generate cash to pay down debt and provide for more predictable future operating revenues and earnings.

Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from businesses we retain. The percentage of our future earnings relating to our larger equity method investments may increase and our total future earnings may depend more significantly upon the performance of those investments. For additional details, see Note 9, Equity Method Investments.

Over the next few years, we expect our business strategy to reduce parent company debt substantially, improve our credit ratings, grow earnings, restore a common stock dividend, and position us to make new investments consistent with our strengths. In the near term, our new investments will focus principally on the utility.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: In 2005, we project electric deliveries to grow approximately three percent. This short-term outlook for 2005 assumes a stronger economy than in 2004 and normal weather conditions during the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year, based primarily on a steadily growing customer base and economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We establish a reserve margin target to address various scenarios and contingencies so that the probability of interrupting service to retail customers because of a supply shortage is no greater than an industry-recognized standard. However, even with the reserve margin target, additional spot purchases during periods when electric prices are high may be required. We are currently planning for a reserve margin of approximately 11 percent for summer 2005, or supply resources equal to 111 percent of projected summer peak load. Of the 2005 supply resources target of 111 percent, we expect to meet approximately 100 percent from our electric generating plants and long-term


                                     CMS-20

                                                          CMS Energy Corporation

power purchase contracts, and approximately 11 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts covering the estimated reserve margin requirements for 2005 and covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $12 million for unexpired capacity and energy contracts at June 30, 2005.

COAL DELIVERY DISRUPTIONS: In May 2005, western coal rail carriers experienced derailments and significant service disruptions due to heavy snow and rain conditions. These disruptions affected all shippers of western coal from Wyoming mines as well as coal producers from May 2005 through June 2005. We received notification that, under contractual Force Majeure provisions, the coal tonnage not delivered during this period will not be made up. According to recent announcements, rail repairs will extend through November 2005. Although we expect some impact on coal shipments during the repair period, and as a result our coal inventories may drop below historical levels this winter, based on our current delivery experience, projections, and inventory, we believe we will have adequate coal supply to allow for normal dispatch of our coal-fired generating units. However, we are unable to predict other potential industry-wide shortages, which could affect the ability of our suppliers to deliver on their commitments.

TRANSMISSION MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market includes a day-ahead and real-time energy market and centralized generation dispatch for market participants. We are a participant in this energy market. The intention of these changes is to meet load requirements in the region reliably and efficiently, to improve management of congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which covers parts of 15 states and Manitoba, including our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we will purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric. Customers will be able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of costs for the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC, and contributions from customers. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals. In March 2005, we issued a request for proposal for long-term renewable energy supply contracts. We are in negotiations with certain respondents to this request.

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. The primary reasons for the request are load migration to alternative electric suppliers, increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. In April 2005, we filed updated debt and equity information in this case.

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

BURIAL OF OVERHEAD POWER LINES: In September 2004, the Michigan Court of Appeals upheld a lower court decision that requires Detroit Edison to obey a municipal ordinance enacted by the City of Taylor,

                                     CMS-21

                                                          CMS Energy Corporation

Michigan. The ordinance requires Detroit Edison to bury a section of its overhead power lines at its own expense. Detroit Edison has filed an appeal with the Michigan Supreme Court. Unless overturned by the Michigan Supreme Court, the decision could encourage other municipalities to adopt similar ordinances, as has occurred or is under discussion in a few municipalities in our service territory. If incurred, we would seek recovery of these costs from our customers located in the municipality affected, subject to MPSC approval. This case has potentially broad ramifications for the electric utility industry in Michigan. In a similar matter, in May 2005, we filed a request with the MPSC that asks the MPSC to rule that the City of East Grand Rapids, Michigan must pay for the relocation of electric utility facilities required by an ordinance adopted by the city. At this time, we cannot predict the outcome of these matters.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions in the capital expenditure estimate include:

    - construction commodity prices, especially construction material and labor,

    -   project completion schedules,

    -   cost escalation factor used to estimate future years' costs, and

    -   allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of June 2005, we have incurred $563 million in capital expenditures to comply with these regulations and anticipate that the remaining $252 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent have been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, and swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.




                                     CMS-22

                                                          CMS Energy Corporation

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, however, none have yet been enacted. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern generating plant cooling water intake systems. The new rules require significant reduction in fish killed by operating equipment. Some of our facilities will be required to comply with the new rules by 2007. We are currently performing the required studies to determine the most cost-effective solutions for compliance.

For additional details on electric environmental matters, see Note 3, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of July 2005, alternative electric suppliers are providing 811 MW of generation supply to ROA customers. This amount represents a decrease of 5 percent compared to July 2004, and 11 percent of our total distribution load. Several customers notified us of their intent to return to our service after a notification period that ended in June 2005 and July 2005. Customers representing 106 MW returned to our service during this period. Based on this and other current trends, we predict that total load loss by the end of 2005 will be in the range of 900 MW to 950 MW. However, we cannot assure that the actual load loss will fall within that range.

Implementation Costs: In June 2005, the MPSC issued an order that authorizes us to recover implementation costs incurred during 2002 and 2003 totaling $6 million, plus the cost of money through the period of collection.

We are also pursuing authorization at the FERC for the MISO to reimburse us for Alliance RTO development costs. Included in this amount is $2 million that the MPSC did not approve as part of our 2002 implementation costs application. The FERC denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the amount, if any, the FERC will approve as recoverable.




                                     CMS-23

                                                          CMS Energy Corporation

Section 10d(4) Regulatory Assets: In October 2004, we filed an application with the MPSC seeking recovery of $628 million of Section 10d(4) Regulatory Assets for the period June 2000 through December 2005. Of the $628 million, $152 million relates to the cost of money. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a proposal for decision recommending the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, "Consumers' Electric Utility Restructuring Matters," and "Consumers' Electric Utility Rate Matters."

OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate $150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

    - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

    -   eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. NYMEX forward natural gas prices through 2010 recently were approximately $2 per mcf higher than they were at year-end 2004. Because the price the MCV Partnership can charge us for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. If forward gas prices for 2010 and beyond do not decline to the $4 to $6 per mcf range currently anticipated by various government and private natural gas price forecasts, and remain in that range for the remaining life of the MCV PPA, the economics of operating the MCV Facility would be adverse enough to require the MCV Partnership to recognize a substantial impairment of its property, plant and equipment, which are included in our Consolidated Balance Sheets. However, forecasting future natural gas prices is extremely difficult and there are currently differing views among forecasters as to whether such prices will increase, decrease or remain at current levels over any period of time. At present, some of the forecasts indicate natural gas prices in excess of the $4 to $6 per mcf range during the years after 2010. At June 30, 2005, the net book value of the MCV Partnership's property, plant




                                     CMS-24

                                                          CMS Energy Corporation

and equipment was $1.396 billion. Several other factors could alter significantly the MCV Partnership's future impairment analyses including, but not limited to, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC. Any such impairment would be required to be recognized in the period when management's analysis of the factors described above meets the accounting standards for impairment recognition. We will continue to monitor the current and long-term trends in natural gas prices and their effect on the economics of operating the MCV Facility.

For additional details on the MCV Partnership, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Big Rock: Dismantlement of plant systems is essentially complete and demolition of the remaining plant structures has begun. The restoration project is on schedule to return approximately 530 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. We expect a 30-acre area containing eight casks loaded with spent nuclear fuel and other high-level radioactive waste material to be returned to a natural state within two years from the date the DOE begins removing the spent nuclear fuel from Big Rock.

Palisades: In March 2005, the NRC completed its end-of-cycle plant performance assessment of Palisades, which covered the calendar year 2004. The NRC determined that Palisades was operated in a manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of June 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2006.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of June 2005, we have loaded 22 dry casks with spent nuclear fuel. For additional information on disposal of spent nuclear fuel, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies -- Nuclear Matters."

Palisades' current license from the NRC expires in 2011. In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. A decision is expected in 2007.

Palisades, like many other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007. The replacement head nozzles will be manufactured from materials less susceptible to cracking and should minimize inspection and repair costs.

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In March 2005, an MPSC ALJ recommended that the complaint be dismissed. Exceptions to

                                     CMS-25

                                                          CMS Energy Corporation

this proposal for decision have been filed, and the matter is now before the MPSC for a decision. We are unable to predict the outcome of this matter.

GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to grow at an average rate of less than one percent per year. Actual gas deliveries in future periods may be affected by:

    -    fluctuations in weather patterns,

    -    use by independent power producers,

    -    competition in sales and delivery,

    -    Michigan economic conditions,

    -    the price of competing energy sources or fuels,

    -    gas consumption per customer, and

    -    changes in gas commodity prices.

In February 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 25-mile gas transmission pipeline in northern Oakland County. The project is necessary to meet estimated peak load beginning in the winter of 2005 through 2006. We started construction of the pipeline in June 2005 and it is expected to be completed and in service by November 2005.

In October 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 10.8-mile gas transmission pipeline in northwestern Wayne County. The project is necessary to meet the projected capacity demands beginning in the winter of 2007. If we are unable to construct the pipeline, we will need to pursue more costly alternatives or curtail serving the system's load growth in that area. On July 8, 2005, the Administrative Law Judge hearing the case issued a proposal for decision supporting the project as filed.

GAS UTILITY BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our financial results and conditions. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

GAS TITLE TRACKING FEES AND SERVICES: There has been no material change in the Gas Title Tracking Fees and Services matter since the year ended December 31, 2004.

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 3, Contingencies, "Consumers' Gas Utility Rate Matters -- Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

                                     CMS-26

                                                          CMS Energy Corporation

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

    -   the removal cost study filing or

    - the MPSC issuance of a final order in the pending case related to ARO accounting.

The MPSC order on the pending case related to ARO accounting is expected in the first quarter of 2006. We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. The primary reasons for the request are recovery of new investments, carrying costs on natural gas inventory related to higher gas prices, system maintenance, employee benefits, and low-income assistance. If approved, the request would add approximately 5 percent to the typical residential customer's average monthly bill. The increase would also affect commercial and industrial customers. As part of this filing, we also requested interim rate relief of $75 million.

OTHER CONSUMERS' OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of our employees are represented by the Utility Workers Union of America. The Union represents Consumers' operating, maintenance, and construction employees and our call center employees. The collective bargaining agreement with the Union for our operating, maintenance, and construction employees expired on June 1, 2005. In April 2005, a new Operating, Maintenance, and Construction Agreement was reached between the Utility Workers Union of America and Consumers. The Union membership voted to ratify this agreement. The collective bargaining agreement with the Union for our call center employees expired on August l, 2005. In July 2005, Consumers and the Union reached and ratified a new collective bargaining agreement for our call center employees.

ENTERPRISES OUTLOOK

We plan to continue restructuring our Enterprises business with the objective of narrowing the focus of our operations to primarily North America, South America, and the Middle East/North Africa. We will continue to sell designated assets and investments that are not consistent with this focus.

SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Mines, now the Ministry of Energy and Petroleum (MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. It was less than the amount required by the Concession Agreement and no tariff increases have been granted since then. In July 2003, the MEP approved a fuel subsidy for SENECA to offset partially the effects of its lower tariff revenues. The fuel subsidy expired on December 31, 2004. SENECA has sent several letters to the MEP indicating that the economic circumstances that required the implementation of the fuel subsidy persist. In the letters, SENECA has informed the MEP that, unless it objects, SENECA will continue to apply the fuel subsidy as a credit against a portion of its fuel bills from its fuel supplier, Deltaven, a governmental body




                                     CMS-27

                                                          CMS Energy Corporation

regulated by the MEP. SENECA has not received any response to the letters from the MEP; therefore, SENECA is taking the fuel subsidy as a credit against billings from Deltaven. We are informed that the government is considering whether to grant financial relief to SENECA pursuant to its Concession Agreement obligations. The outcome is uncertain since all alternatives are still being explored. If timely financial relief is not approved, the liquidity of SENECA and the value of our investment in SENECA would be impacted adversely.

UNCERTAINTIES: The results of operations and the financial position of our diversified energy businesses may be affected by a number of trends or uncertainties. Those that could have a material impact on our income, cash flows, or balance sheet and credit improvement include:

    - our ability to sell or to improve the performance of assets and businesses in accordance with our business plan,

    - changes in exchange rates or in local economic or political conditions, particularly in Argentina, Venezuela, Brazil, and the Middle East,

    - changes in foreign taxes or laws or in governmental or regulatory policies that could reduce significantly the tariffs charged and revenues recognized by certain foreign subsidiaries, or increase expenses,

    - imposition of stamp taxes on South American contracts that could increase project expenses substantially,

    - impact of any future rate cases, FERC actions, or orders on regulated businesses,

    - impact of ratings downgrades on our liquidity, operating costs, and cost of capital,

    - impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

    - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama generating plant, and

    -   impact of indemnity and environmental remediation obligations at Bay
        Harbor.

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

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

FSP 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004: The American Jobs Creation Act of 2004 creates a one-year opportunity to receive a tax benefit for U.S. corporations that reinvest dividends from controlled foreign corporations in the U.S. in a 12-month period (calendar year 2005 for CMS Energy). In June 2005, we decided on a plan to repatriate $79 million of foreign earnings during the remainder of 2005. Historically, we recorded deferred taxes on these earnings. Since this planned repatriation is expected to qualify for the tax benefit, we reversed $24 million of our deferred tax liability. This adjustment was recorded as a component of income from continuing operations in the second quarter of 2005.

We may repatriate additional amounts that may qualify for the repatriation tax benefit during the remainder of 2005. If successful, our current estimate is that additional amounts could range between $50 million and $150 million. The amount of additional repatriation remains uncertain because it is based on future foreign



                                     CMS-28

                                                          CMS Energy Corporation

subsidiary operations, cash flows, financings, and repatriation limitations. This potential additional repatriation could reduce our recorded deferred tax liability by $15 million to $45 million. We expect to be in a position to finalize our assessment regarding any potential repatriation, which may be higher or lower, in the fourth quarter of 2005.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax-deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.






                                     CMS-29

                                 CMS ENERGY CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)


                                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
JUNE 30                                                                         2005          2004           2005           2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            In Millions, Except Per Share Amounts

OPERATING REVENUE                                                          $   1,241       $ 1,093        $ 3,086        $ 2,847

EARNINGS FROM EQUITY METHOD INVESTEES                                             21            41             52             60

OPERATING EXPENSES
     Fuel for electric generation                                                178           184            355            362
     Fuel costs mark-to-market at MCV                                             39             -           (170)            (6)
     Purchased and interchange power                                             113            80            208            157
     Cost of gas sold                                                            334           263          1,173          1,024
     Other operating expenses                                                    257           224            491            442
     Maintenance                                                                  58            65            116            122
     Depreciation, depletion and amortization                                    122           108            278            252
     General taxes                                                                66            62            141            136
     Asset impairment charges                                                      -             -              -            125
                                                                           -----------------------------------------------------
                                                                               1,167           986          2,592          2,614
--------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                  95           148            546            293

OTHER INCOME (DEDUCTIONS)
     Accretion expense                                                            (5)           (6)           (10)           (12)
     Gain on asset sales, net                                                      2             1              5              3
     Interest and dividends                                                       15             7             25             14
     Regulatory return on capital expenditures                                    15             9             31             18
     Foreign currency losses, net                                                 (3)           (3)            (4)            (6)
     Other income                                                                 10             6             18              9
     Other expense                                                                (5)           (2)           (12)            (4)
                                                                           -----------------------------------------------------

                                                                                  29            12             53             22
--------------------------------------------------------------------------------------------------------------------------------

FIXED CHARGES
     Interest on long-term debt                                                  121           126            243            256
     Interest on long-term debt - related parties                                  6            14             16             29
     Other interest                                                                6             7             10             12
     Capitalized interest                                                         (1)           (1)            (2)            (3)
     Preferred dividends of subsidiaries                                           1             1              2              2
                                                                           -----------------------------------------------------

                                                                                 133           147            269            296
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                           (9)           13            330             19

MINORITY INTERESTS                                                               (14)            1             99             12
                                                                           -----------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         5            12            231              7

INCOME TAX EXPENSE (BENEFIT)                                                     (25)           (7)            49            (10)
                                                                           -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                 30            19            182             17

LOSS FROM DISCONTINUED OPERATIONS, NET OF
    $- AND $1 TAX BENEFIT IN 2004                                                  -             -              -             (2)
                                                                           -----------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING                          30            19            182             15

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    RETIREMENT BENEFITS, NET OF $1 TAX BENEFIT IN 2004                             -             -              -             (2)
                                                                           -----------------------------------------------------

NET INCOME                                                                        30            19            182             13
PREFERRED DIVIDENDS                                                                3             3              5              6
                                                                           -----------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                $      27       $    16        $   177        $     7
================================================================================================================================


   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-30

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
JUNE 30                                                                        2005           2004          2005          2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                         In Millions, Except Per Share Amounts
CMS ENERGY
              NET INCOME
                     Net Income Available to Common Stockholders          $      27         $   16        $  177       $     7
                                                                          ====================================================

              BASIC EARNINGS PER AVERAGE COMMON SHARE
                     Income from Continuing Operations                    $    0.12         $ 0.10        $ 0.86       $  0.06
                     Loss from Discontinued Operations                            -              -             -         (0.01)
                     Loss from Changes in Accounting                              -              -             -         (0.01)
                                                                          ----------------------------------------------------
                     Net Income Attributable to Common Stock              $    0.12         $ 0.10        $ 0.86       $  0.04
                                                                          ====================================================

              DILUTED EARNINGS PER AVERAGE COMMON SHARE
                     Income from Continuing Operations                    $    0.12         $ 0.10        $ 0.82       $  0.06
                     Loss from Discontinued Operations                            -              -             -         (0.01)
                     Loss from Changes in Accounting                              -              -             -         (0.01)
                                                                          ----------------------------------------------------
                     Net Income Attributable to Common Stock              $    0.12         $ 0.10        $ 0.82       $  0.04
                                                                          ====================================================

              DIVIDENDS DECLARED PER COMMON SHARE                         $       -         $    -        $    -       $     -
------------------------------------------------------------------------------------------------------------------------------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-31

                      (This page intentionally left blank)




















                                     CMS-32

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                SIX MONTHS ENDED
JUNE 30                                                                                                      2005           2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                          $       182       $     13
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 per period)                                                                   278            252
        Regulatory return on capital expenditures                                                             (31)           (18)
        Minority interest                                                                                      99             12
        Fuel costs mark-to-market at MCV                                                                     (170)            (6)
        Asset impairment charges                                                                                -            125
        Capital lease and debt discount amortization                                                           21             14
        Accretion expense                                                                                      10             12
        Distributions from related parties less than earnings                                                 (16)           (44)
        Gain on the sale of assets                                                                             (5)            (3)
        Cumulative effect of accounting changes                                                                 -              2
        Changes in other assets and liabilities:
           Increase in accounts receivable and accrued revenues                                               (78)          (112)
           Decrease in inventories                                                                            112             81
           Increase in accounts payable                                                                        29             61
           Increase (decrease) in accrued expenses                                                            (50)             5
           Deferred income taxes and investment tax credit                                                     58             44
           Decrease in other current and non-current assets                                                    11             37
           Increase in other current and non-current liabilities                                               56              3
                                                                                                      --------------------------

          Net cash provided by operating activities                                                   $       506       $    478
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                                   $      (280)      $   (237)
  Cost to retire property                                                                                     (44)           (37)
  Restricted cash                                                                                             (20)           (12)
  Investments in nuclear decommissioning trust funds                                                           (3)            (3)
  Proceeds from nuclear decommissioning trust funds                                                            24             23
  Proceeds from short-term investments                                                                        295          1,072
  Purchase of short-term investments                                                                         (186)        (1,264)
  Maturity of MCV restricted investment securities held-to-maturity                                           222            300
  Purchase of MCV restricted investment securities held-to-maturity                                          (223)          (300)
  Proceeds from sale of assets                                                                                 59             66
  Other investing                                                                                              20            (11)
                                                                                                      --------------------------

          Net cash used in investing activities                                                       $      (136)      $   (403)
--------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                                $       900       $      9
  Issuance of common stock                                                                                    283              -
  Retirement of bonds and other long-term debt                                                             (1,169)          (274)
  Payment of preferred stock dividends                                                                         (6)            (6)
  Payment of capital lease obligations                                                                         (5)            (5)
  Debt issuance costs and financing fees                                                                      (30)             -
                                                                                                      --------------------------

          Net cash used in financing activities                                                       $       (27)      $   (276)
--------------------------------------------------------------------------------------------------------------------------------


EFFECT OF EXCHANGE RATES ON CASH                                                                                1             (1)
--------------------------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  $       344       $   (202)

CASH AND CASH EQUIVALENTS FROM EFFECT OF REVISED FASB
  INTERPRETATION NO. 46 CONSOLIDATION                                                                           -            174

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                669            532
                                                                                                      --------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $     1,013       $    504
================================================================================================================================




                                     CMS-33

                                   CMS ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                      JUNE 30
                                                                                         2005     DECEMBER 31
                                                                                   (UNAUDITED)           2004
-------------------------------------------------------------------------------------------------------------
                                                                                                  In Millions

PLANT AND PROPERTY (AT COST)
   Electric utility                                                             $       8,044     $     7,967
   Gas utility                                                                          3,028           2,995
   Enterprises                                                                          3,360           3,517
   Other                                                                                   27              28
                                                                                -----------------------------
                                                                                       14,459          14,507
   Less accumulated depreciation, depletion and amortization                            6,115           6,135
                                                                                -----------------------------
                                                                                        8,344           8,372
   Construction work-in-progress                                                          490             370
                                                                                -----------------------------
                                                                                        8,834           8,742
-------------------------------------------------------------------------------------------------------------


INVESTMENTS
   Enterprises                                                                            698             729
   Other                                                                                   13              23
                                                                                -----------------------------
                                                                                          711             752
-------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market                         1,013             669
   Restricted cash                                                                         67              56
   Short-term investments at cost, which approximates market                                -             109
   Accounts receivable, notes receivable and accrued revenue, less
     allowances of $32 and $38, respectively                                              601             528
   Accounts receivable and notes receivable - related parties                              47              53
   Inventories at average cost
      Gas in underground storage                                                          738             856
      Materials and supplies                                                               89              90
      Generating plant fuel stock                                                          91              84
   Price risk management assets                                                           131              91
   Regulatory assets - postretirement benefits                                             19              19
   Derivative instruments                                                                 241              96
   Deferred property taxes                                                                139             167
   Prepayments and other                                                                  117             181
                                                                                -----------------------------
                                                                                        3,293           2,999
-------------------------------------------------------------------------------------------------------------


NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                                   583             604
      Additional minimum pension                                                          466             372
      Postretirement benefits                                                             128             139
      Abandoned Midland Project                                                            10              10
      Other                                                                               636             552
   Price risk management assets                                                           283             214
   Nuclear decommissioning trust funds                                                    555             575
   Goodwill                                                                                27              23
   Notes receivable - related parties                                                     205             217
   Notes receivable                                                                       168             178
   Other                                                                                  562             495
                                                                                -----------------------------
                                                                                        3,623           3,379
-------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                    $      16,461     $    15,872
=============================================================================================================


                                     CMS-34

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                                      JUNE 30
                                                                                         2005      DECEMBER 31
                                                                                   (UNAUDITED)            2004
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 219.2 shares and
         195.0 shares, respectively                                             $           2      $         2
      Other paid-in capital                                                             4,422            4,140
      Accumulated other comprehensive loss                                               (333)            (336)
      Retained deficit                                                                 (1,557)          (1,734)
                                                                                ------------------------------
                                                                                        2,534            2,072

   Preferred stock of subsidiary                                                           44               44
   Preferred stock                                                                        261              261

   Long-term debt                                                                       6,516            6,444
   Long-term debt - related parties                                                       307              504
   Non-current portion of capital and finance lease obligations                           315              315
                                                                                ------------------------------
                                                                                        9,977            9,640
--------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                        844              733
--------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases                          343              296
   Current portion of long-term debt - related parties                                      -              180
   Accounts payable                                                                       412              391
   Accounts payable - related parties                                                       -                1
   Accrued interest                                                                       159              145
   Accrued taxes                                                                          256              312
   Price risk management liabilities                                                      118               90
   Current portion of gas supply contract obligations                                      34               32
   Deferred income taxes                                                                   33               19
   Other                                                                                  266              289
                                                                                ------------------------------
                                                                                        1,621            1,755
--------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                                        1,084            1,044
      Income taxes, net                                                                   365              357
      Other regulatory liabilities                                                        173              173
   Postretirement benefits                                                                440              275
   Deferred income taxes                                                                  713              671
   Deferred investment tax credit                                                          77               79
   Asset retirement obligation                                                            434              439
   Price risk management liabilities                                                      285              213
   Gas supply contract obligations                                                        156              176
   Other                                                                                  292              317
                                                                                ------------------------------
                                                                                        4,019            3,744
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  $      16,461      $    15,872
==============================================================================================================



   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-35

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                                                  2005        2004          2005        2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              In Millions               In Millions
COMMON STOCK
   At beginning and end of period                                                    $      2    $      2      $      2    $      2
-----------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                               4,147       3,846         4,140       3,846
   Common stock reacquired                                                                  -          (1)            -          (1)
   Common stock issued                                                                    275           3           281           3
   Common stock reissued                                                                    -           -             1           -
                                                                                     ----------------------------------------------
      At end of period                                                                  4,422       3,848         4,422       3,848
-----------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
      At beginning of period                                                              (17)          -           (17)          -
      Minimum pension liability adjustments (a)                                            (9)          -            (9)          -
                                                                                     ----------------------------------------------
         At end of period                                                                 (26)          -           (26)          -
                                                                                     ----------------------------------------------

   Investments
      At beginning of period                                                                8           9             9           8
      Unrealized gain (loss) on investments (a)                                             -          (1)           (1)          -
                                                                                     ----------------------------------------------
         At end of period                                                                   8           8             8           8
                                                                                     ----------------------------------------------

   Derivative Instruments
      At beginning of period                                                                1         (13)           (9)         (8)
      Unrealized gain (loss) on derivative instruments (a)                                 (6)         22            12          19
      Reclassification adjustments included in net income (a)                               2          (3)           (6)         (5)
                                                                                     ----------------------------------------------
         At end of period                                                                  (3)          6            (3)          6
                                                                                     ----------------------------------------------

   Foreign Currency Translation
      At beginning of period                                                             (315)       (313)         (319)       (419)
      Loy Yang sale                                                                         -           -             -         110
      Other foreign currency translations (a)                                               3         (14)            7         (18)
                                                                                     ----------------------------------------------
         At end of period                                                                (312)       (327)         (312)       (327)
                                                                                     ----------------------------------------------

      At end of period                                                                   (333)       (313)         (333)       (313)
-----------------------------------------------------------------------------------------------------------------------------------

RETAINED DEFICIT
   At beginning of period                                                              (1,584)     (1,853)       (1,734)     (1,844)
   Net income (a)                                                                          30          19           182          13
   Preferred stock dividends declared                                                      (3)         (3)           (5)         (6)
                                                                                     ----------------------------------------------
      At end of period                                                                 (1,557)     (1,837)       (1,557)     (1,837)
                                                                                     ----------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                    $  2,534    $  1,700      $  2,534    $  1,700
===================================================================================================================================

(A)  DISCLOSURE OF OTHER COMPREHENSIVE INCOME:
         Minimum Pension Liability
            Minimum pension liability adjustments, net of tax benefit of
               $(5), $-, $(5) and $-, respectively                                   $     (9)   $     -       $     (9)   $      -
         Investments
            Unrealized gain (loss) on investments, net of tax of
               $-, $-, $- and $-, respectively                                              -          (1)           (1)          -
         Derivative Instruments
            Unrealized gain (loss) on derivative instruments, net of tax
               of $4, $2, $13 and $7, respectively                                         (6)         22            12          19
            Reclassification adjustments included in net income, net of tax benefit
               of $-, $(2), $(6) and $(3), respectively                                     2          (3)           (6)         (5)
         Foreign currency translation, net                                                  3         (14)            7          92
         Net income                                                                        30          19           182          13
                                                                                     ----------------------------------------------

       Total Other Comprehensive Income                                              $     20    $     23      $    185    $    119
                                                                                     ==============================================


   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-36

                                                          CMS Energy Corporation


                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2004. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1: CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is an integrated energy company with a business strategy focused primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with Revised FASB Interpretation No. 46. We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY: Our subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. The gains


                                     CMS-37

                                                          CMS Energy Corporation

or losses that result from this process are shown in the stockholders' equity section on our Consolidated Balance Sheets. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income.

Argentina: At June 30, 2005, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 2.895 pesos per U.S. dollar was $262 million. This amount also reflects the effect of recording, at December 31, 2002, U.S. income taxes on temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with our Argentine investments.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. Tests of impairment are performed periodically if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $16.461 billion at June 30, 2005, 58 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended               Six Months Ended
                                                              ----------------------------------------------------
June 30                                                           2005         2004         2005              2004
------------------------------------------------------------------------------------------------------------------
Other income
     Interest and dividends - related parties                     $  3         $  1         $  5              $  2
     Electric restructuring return                                   3            1            4                 3
     Return on stranded costs                                        1            -            2                 -
     Return on security costs                                        1            1            1                 1
     Nitrogen oxide allowance sales                                  1            -            1                 -
     Investment sale gain                                            -            1            -                 1
     Reversal of contingent liability                                -            -            3                 -
     All other                                                       1            2            2                 2
------------------------------------------------------------------------------------------------------------------

Total other income                                                $ 10         $  6         $ 18              $  9
==================================================================================================================

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended               Six Months Ended
                                                              ----------------------------------------------------
June 30                                                           2005         2004         2005              2004
------------------------------------------------------------------------------------------------------------------
Other expense
     Investment write-down                                       $   -        $   -        $  (1)             $  -
     Loss on SERP investment                                        (1)          (1)          (1)               (1)
     Loss on reacquired debt                                        (1)           -           (6)                -
     Plant maintenance shut-down                                    (2)           -           (2)                -
     Civic and political expenditures                                -            -           (1)               (1)
     All other                                                      (1)          (1)          (1)               (2)
------------------------------------------------------------------------------------------------------------------

Total other expense                                              $  (5)       $  (2)       $ (12)             $ (4)
==================================================================================================================



                                     CMS-38

                                                          CMS Energy Corporation


RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

2: ASSET SALES AND IMPAIRMENT CHARGES

ASSET SALES

Gross cash proceeds received from the sale of assets totaled $59 million for the six months ended June 30, 2005 and $66 million for the six months ended June 30, 2004. The impacts of these sales are included in Gain on assets sales, net on our Consolidated Statements of Income.

For the six months ended June 30, 2005, we sold the following assets:

                                                                                                  In Millions
--------------------------------------------------------------------------------------------------------------
                                                                                     Pretax         After-tax
Date sold           Business/Project                                                   Gain              Gain
--------------------------------------------------------------------------------------------------------------
February            GVK                                                                $  3              $  2
April               Scudder Latin American Power Fund                                     2                 1
April               Gas turbine and auxiliary equipment                                   -                 -
--------------------------------------------------------------------------------------------------------------
                    Total gain on asset sales                                          $  5              $  3
==============================================================================================================

For the six months ended June 30, 2004, we sold the following assets:

                                                                                                  In Millions
--------------------------------------------------------------------------------------------------------------
                                                                                     Pretax         After-tax
Date sold           Business/Project                                                   Gain              Gain
--------------------------------------------------------------------------------------------------------------
February            Bluewater Pipeline                                                 $  1              $  1
April               Loy Yang                                                              -                 -
May                 American Gas Index fund                                               1                 1
Various             Other                                                                 1                 -
--------------------------------------------------------------------------------------------------------------
                    Total gain on asset sales                                          $  3              $  2
==============================================================================================================

Although much of our asset sales program is complete, we still may sell certain remaining businesses that are not strategic to us.

ASSET IMPAIRMENT CHARGES

We record an asset impairment when we determine that the expected future cash flows from an asset would be insufficient to provide for recovery of the asset's carrying value. There were no asset impairments recorded for the six months ended June 30, 2005.

In the first quarter of 2004, an impairment charge of $125 million ($81 million, net of tax) was recorded to recognize the reduction in fair value as a result of the sale of Loy Yang. The impairment included a cumulative net foreign currency translation loss of approximately $110 million. The sale of Loy Yang was completed in April 2004.

                                     CMS-39

                                                          CMS Energy Corporation

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

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005 and an amended motion for class certification on June 20, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

PROPOSED SETTLEMENT OF DEMAND FOR ACTION AGAINST OFFICERS AND DIRECTORS: In May 2002, the Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by certain CMS Energy officers and directors in connection with round-trip trading by CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. In December 2002, two new directors were appointed to the Board. The Board formed a special litigation committee in January 2003 to determine whether it was in CMS Energy's best interest to bring the action demanded by the shareholder. The disinterested members of the Board appointed the two new directors to serve on the special litigation committee.


                                     CMS-40

                                                          CMS Energy Corporation

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed on behalf of the shareholder in the Circuit Court of Jackson County, Michigan in furtherance of his demands.

On July 7, 2005, CMS Energy filed with the court a Stipulation of Settlement that was signed by all parties as well as the special litigation committee. Under the terms of the settlement, CMS Energy will receive $12 million under its directors and officers liability insurance program, $7 million of which will be used to pay costs associated with the securities class action lawsuits. CMS Energy may use the remaining $5 million to pay attorneys' fees and expenses arising out of the derivative proceeding. The terms of the settlement are subject to court approval and the hearing for final approval is scheduled for August 26, 2005. The impact of this settlement is not material to our June 30, 2005 consolidated financial statements.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid-2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business. The Commodity Futures Trading Commission filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and the action seeks to enjoin such acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties.

BAY HARBOR: Certain subsidiaries of CMS Energy participated in the development of Bay Harbor, a residential/commercial real estate project developed on the site of a discontinued cement plant and quarry operation near Petoskey, Michigan. As part of the development, which went forward under an agreement with the MDEQ, a golf course was constructed over several abandoned cement kiln dust
(CKD) piles, leftover from the former cement plant operation. Another former CKD area has been converted into a park. Part of the agreement with the MDEQ required the construction of a water collection system to recover seep water from one of the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

From January to September 2004, the seep collection system was down for maintenance and/or awaiting permission to restart from the City of Petoskey. In September 2004, the MDEQ issued a notice of


                                     CMS-41
noncompliance (NON), after finding high pH-seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

Coincident with the MDEQ inspections, the EPA also assigned an inspector to the site. In November 2004, the EPA issued a Notice of Potential Liability under the Comprehensive Environmental Response, Compensation, and Liability Act, and initiated discussions with the MDEQ, CMS Energy, and other parties, toward arriving at a suitable Administrative Order on Consent (AOC) to address problems at Bay Harbor.

In February 2005, the EPA executed an AOC, upon the consent of CMS Land Company and CMS Capital, LLC, subsidiaries of Enterprises. Under the AOC, CMS Energy is generally obligated, among other things, to: (i) engage in measures to restrict access to seep areas, install methods to interrupt the flow of seep water to Lake Michigan, and take other measures as may be required by the EPA under an approved "removal action work plan"; (ii) investigate and study the extent of hazardous substances at the site, evaluate alternatives to address a long-term remedy, and issue a report of the investigation and study; and (iii) within 120 days after EPA approval of the investigation report, enter into an enforceable agreement with the MDEQ to address a long-term remedy under certain criteria set forth in the AOC. CMS Energy has submitted a draft removal action work plan, which is under review by the EPA.

In June and July 2005, the EPA approved the removal action work plan insofar as it provided for fencing of affected beachfront areas and the installation of an underground leachate collection system, among other elements. The EPA's approvals also specify that a backup "containment and isolation system," involving dams or barriers, could be required in certain areas if the collection system is ineffective. The EPA approved the balance of the work plan on July 28, 2005. CMS Energy continues to have discussions with the EPA over the implementation of the work plan.

Several parties have issued demand letters to CMS Energy claiming breach of the indemnification provisions, making requests for payment of their expenses related to the NON, and/or claiming damages to property or personal injury with regard to the matter. Several landowners have threatened litigation in the event their demands are not met. CMS Energy responded to the indemnification claims by stating that it had not breached its indemnity obligations, it will comply with the indemnities, it has restarted the seep water collection facility and it has responded to the NON. CMS Energy has entered into negotiations with several landowners at Bay Harbor for access as necessary to implement remediation measures, and will defend vigorously any property damage and personal injury claims or lawsuits.

Based on initial preliminary studies, CMS Energy has identified several remediation options. The estimated potential capital and near-term expenditures for these options range from $25 million to $40 million, with continuing yearly operating and maintenance expenses ranging from $0.8 million to $1.6 million. Final remediation and resulting claims against third parties for reimbursement of remediation costs could increase or decrease these amounts. CMS Energy recorded a liability for its obligations associated with this matter in the amount of $45 million, with a resultant charge to its income statement of $29 million, net of deferred income taxes, in the fourth quarter of 2004, reflecting CMS Energy's current best estimate of both the capital and near-term costs as well as the present value of continuing future operating costs.

An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.

                                     CMS-42

                                                          CMS Energy Corporation

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of June 2005, we have incurred $563 million in capital expenditures to comply with these regulations and anticipate that the remaining $252 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent have been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, and swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay


                                     CMS-43

                                                          CMS Energy Corporation

fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At June 30, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations).

The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW), is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed responses to these MDEQ letters in July and August 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of these issues, however, the MCV Partnership believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities, which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleges that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology.

                                     CMS-44

                                                          CMS Energy Corporation

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. In June 2005, the FERC issued a notice of intent not to act on this issue. We cannot predict the outcome of these appeals or the remaining legal action.

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of July 2005, alternative electric suppliers are providing 811 MW of generation supply to ROA customers. This amount represents a decrease of 5 percent compared to July 2004, and 11 percent of our total distribution load.

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

----------------------------------------------------------------------------------------------------------------------
                      Year(s)         Years           Requested
Proceeding            Filed           Covered         Amount                              Status
----------------------------------------------------------------------------------------------------------------------
Stranded Costs        2002-2004       2000-2003       $137 million (a)      The MPSC ruled that we experienced zero
                                                                            Stranded Costs for 2000 through 2001.  The
                                                                            MPSC approved recovery of $63 million in
                                                                            Stranded Costs for 2002 through 2003, plus
                                                                            the cost of money through the period of
                                                                            collection.

Implementation        1999-2004       1997-2003       $91 million (b)       The MPSC allowed $68 million for
Costs                                                                       the years 1997-2001, plus the cost of
                                                                            money through the period of collection.
                                                                            The MPSC allowed $6 million for the years
                                                                            2002-2003, plus the cost of money through
                                                                            the period of collection.

Section 10d(4)        2004            2000-2005       $628 million          Application filed with the MPSC in October
Regulatory Assets                                                           2004.
======================================================================================================================

(a) Amount includes the cost of money through the year in which we expected to receive recovery from the MPSC and assumes recovery of Clean Air Act costs through the Section 10d(4) Regulatory Asset case.

(b) Amount includes the cost of money through the year prior to the year filed.


                                     CMS-45

                                                          CMS Energy Corporation

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

As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a Proposal for Decision recommending that the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At June 30, 2005, total recorded Section 10d(4) Regulatory Assets were $179 million.

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

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. The primary reasons for the request are load migration to alternative electric suppliers, increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. In April 2005, we filed updated debt and equity information in this case.

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy


                                     CMS-46

                                                          CMS Energy Corporation

contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the estimated reserve margin requirements for 2005 and covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $12 million for unexpired capacity and energy contracts at June 30, 2005. As of July 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $8 million.

PSCR: The PSCR process assures recovery of all reasonable and prudent power supply costs that we actually incur. In September 2004, we submitted our 2005 PSCR filing to the MPSC. The proposed PSCR charge would allow us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. In January 2005, we self-implemented the proposed 2005 PSCR charge. In June 2005, the MPSC issued an order that approves our 2005 PSCR plan. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. We cannot predict the outcome of these PSCR proceedings.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 11, Consolidation of Variable Interest Entities. Our consolidated retained earnings include undistributed earnings from the MCV Partnership of $292 million at June 30, 2005 and $246 million at June 30, 2004.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

-------------------------------------------------------------------------
                                         2005          2006          2007
-------------------------------------------------------------------------
Estimated cash underrecoveries           $ 56          $ 55          $ 39
=========================================================================

Of the 2005 estimate, we expensed $29 million for the six months ended June 30, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. NYMEX forward natural gas prices through 2010 recently were approximately $2 per mcf higher than they were at year-end 2004. Because the price the MCV


                                     CMS-47

                                                          CMS Energy Corporation

Partnership can charge us for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. If forward gas prices for 2010 and beyond do not decline to the $4 to $6 per mcf range currently anticipated by various government and private natural gas price forecasts, and remain in that range for the remaining life of the MCV PPA, the economics of operating the MCV Facility would be adverse enough to require the MCV Partnership to recognize a substantial impairment of its property, plant and equipment, which are included in our Consolidated Balance Sheets. However, forecasting future natural gas prices is extremely difficult and there are currently differing views among forecasters as to whether such prices will increase, decrease or remain at current levels over any period of time. At present, some of the forecasts indicate natural gas prices in excess of the $4 to $6 per mcf range during the years after 2010. At June 30, 2005, the net book value of the MCV Partnership's property, plant and equipment was $1.396 billion. Several other factors could alter significantly the MCV Partnership's future impairment analyses including, but not limited to, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC. Any such impairment would be required to be recognized in the period when management's analysis of the factors described above meets the accounting standards for impairment recognition. We will continue to monitor the current and long-term trends in natural gas prices and their effect on the economics of operating the MCV Facility.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit our ownership interest in the MCV Partnership.

The substantial MCV Facility fuel cost savings are first used to offset fully the cost of replacement power. Second, $5 million annually, funded jointly by Consumers and the MCV Partnership, are contributed to our RRP. Remaining savings are split between the MCV Partnership and Consumers. Consumers' direct savings are shared 50 percent with its customers in 2005 and 70 percent in 2006 and beyond. Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. Since the MPSC has excluded these underrecoveries from the rate making process, we anticipate that our savings from the RCP will not affect our return on equity used in our base rate filings.

In January 2005, Consumers and the MCV Partnership's general partners accepted the terms of the order and implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The decision was appealed to the Michigan Court of Appeals by the City of Midland, and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership estimates that the 1997 through 2004 tax year cases will result in a refund to the MCV Partnership of approximately $77 million inclusive of interest. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this refund has not been recognized in earnings.

                                     CMS-48

                                                          CMS Energy Corporation

NUCLEAR PLANT DECOMMISSIONING: Decommissioning-funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, the estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars.

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

Big Rock: Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $26 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion, in 2007, of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. We are seeking MPSC approval of the contested settlement, but cannot predict the outcome.

In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. A decision is expected in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2005, we have recorded a liability to the DOE of $143 million, including interest, which is payable prior to the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of


                                     CMS-49

                                                          CMS Energy Corporation

Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. On April 29, 2005, the court ruled on various cross-motions for summary judgment previously filed by the DOE and us. The court denied the DOE's motions to dismiss Counts I and II of the complaint and its motion seeking recovery of a one-time fee that is due to be paid by us prior to delivery of the spent nuclear fuel. The court, however, granted the DOE's motion to recoup the one-time fee against any award of damages to us. The court further granted our motion for summary judgment on liability and our motion to dismiss the DOE's affirmative defense alleging our failure to satisfy a condition precedent. We filed a motion for reconsideration of the portion of the Court's order dealing with recoupment, which the Court denied. In a related case, a judge in one of many spent nuclear fuel cases now pending in the United States Court of Claims issued a decision and order suggesting that the standard contract between the utilities and the DOE should be held void because of mutual mistake and impossibility of performance and that restitution of all waste fees paid by utilities should be made from the Nuclear Waste Fund. The judge ordered the utility in that case and the DOE to file briefs addressing the court's views and invited any interested party to file an amicus brief. We have filed an amicus brief opposing holding the standard contract void. If our litigation against the DOE is successful, we plan to use any recoveries to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

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

At Palisades, we maintain nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. The United States Congress enacted the Price-Anderson Act to provide financial liability protection for those parties who may be liable for a nuclear accident or incident. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $10 million.

We also maintain insurance under a program that covers tort claims for bodily injury to nuclear workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, we remain responsible for a maximum assessment of up to $6 million. This requirement will end December 31, 2007.

                                     CMS-50

                                                          CMS Energy Corporation

Big Rock remains insured for nuclear liability by a combination of insurance and a NRC indemnity totaling $544 million, and a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2003, we estimated our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. We have expended $12 million on these sites since the 2003 estimates were made. At June 30, 2005, we have a liability of $36 million, net of $46 million of expenditures incurred to date, and a regulatory asset of $63 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding.

The following table summarizes our GCR reconciliation filings with the MPSC. Additional details related to the proceedings follow the table.

Gas Cost Recovery Reconciliation
------------------------------------------------------------------------------------------------------------------
                                                      Net Over
GCR Year          Date Filed       Order Date         Recovery                        Status
------------------------------------------------------------------------------------------------------------------
2003-2004         June 2004        February 2005      $31 million       The net overrecovery includes $1 million
                                                                        and $5 million GCR net overrecoveries from
                                                                        prior GCR years and interest accrued
                                                                        through March 2004

2004-2005         June 2005        Pending            $2 million
==================================================================================================================

Net overrecoveries included in the table above include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR year 2003-2004: In February 2005, the MPSC approved a settlement agreement that resulted in a credit to our GCR customers for a $28 million overrecovery, plus $3 million interest, using a roll-in refund methodology. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

                                     CMS-51

                                                          CMS Energy Corporation

GCR year 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement. The settlement included a quarterly mechanism for setting a GCR ceiling price. Actual gas costs and revenues are subject to an annual reconciliation proceeding, which was filed in June 2005. We proposed to refund to our customers $2 million using a roll-in methodology. The $2 million reflects an underrecovery of $1 million, offset by interest owed to customers of $3 million. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposes using a GCR factor consisting of:

     -    a base GCR factor of $6.98 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $7.61 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding.

In June 2005, four of the five parties filed a settlement agreement; the fifth party filed a statement of non-objection. The settlement agreement includes a GCR ceiling price adjustment contingent upon future events.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

     -    the removal cost study filing or

     - the MPSC issuance of a final order in the pending case related to ARO accounting.

The MPSC order on the pending case related to ARO accounting is expected in the first quarter of 2006. We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

                                     CMS-52

                                                          CMS Energy Corporation

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. The primary reasons for the request are recovery of new investments, carrying costs on natural gas inventory related to higher gas prices, system maintenance, employee benefits, and low-income assistance. If approved, the request would add approximately 5 percent to the typical residential customer's average monthly bill. The increase would also affect commercial and industrial customers. As part of this filing, we also requested interim rate relief of $75 million.

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

GAS INDEX PRICE REPORTING LITIGATION: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California and Tennessee. CMS Energy and the other CMS Energy defendants will defend themselves vigorously against these matters but cannot predict their outcome.

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

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Terra appealed this matter to the Michigan Court of Appeals. The Michigan Court of Appeals reversed the trial court judgment with respect to the appropriate measure of damages and remanded the case for a new trial on damages. The trial judge reinstated the judgment against Terra and awarded Terra title to the minerals. Terra appealed this judgment. The court of appeals heard arguments on May 19, 2005 and issued an opinion on May 26, 2005 remanding the case to the trial court for a new trial on damages. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

                                     CMS-53

                                                          CMS Energy Corporation

CMS ENSENADA CUSTOMER DISPUTE: Pursuant to a long-term power purchase agreement, CMS Ensenada sells power and steam to YPF Repsol at the YPF refinery in La Plata, Argentina. As a result of the so-called "Emergency Laws," payments by YPF Repsol under the power purchase agreement have been converted to pesos at the exchange rate of one U.S. dollar to one Argentine peso. Such payments are currently insufficient to cover CMS Ensenada's operating costs, including quarterly debt service payments to the Overseas Private Investment Corporation
(OPIC). Enterprises is party to a Sponsor Support Agreement pursuant to which Enterprises has guaranteed CMS Ensenada's debt service payments to OPIC up to an amount which is in dispute, but which Enterprises estimates to be approximately $7 million.

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief will remain in effect until completion of arbitration on the matter, to be administered by the International Chamber of Commerce.

IRS RULING: On August 2, 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under Section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. We are studying the IRS guidance to determine its effect on us. We cannot predict the impact of this ruling on future earnings, cash flows, or our present NOL carryforwards.

OTHER: CMS Generation does not currently expect to incur material capital costs at its power facilities for compliance with current U.S. environmental regulatory standards.

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

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or future results of operations.


                                     CMS-54

                                                          CMS Energy Corporation

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                    In Millions
-------------------------------------------------------------------------------
                                              June 30, 2005   December 31, 2004
-------------------------------------------------------------------------------
CMS ENERGY CORPORATION
    Senior notes                                    $ 2,325             $ 2,175
    Other long-term debt                                  4                 225
                                                    -------             -------
         Total - CMS Energy Corporation               2,329               2,400
                                                    -------             -------
CONSUMERS ENERGY COMPANY
    First mortgage bonds                              3,000               2,300
    Senior notes, bank debt and other                   938               1,436
    Securitization bonds                                384                 398
                                                    -------             -------
         Total - Consumers Energy Company             4,322               4,134
                                                    -------             -------
OTHER SUBSIDIARIES                                      200                 208
                                                    -------             -------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING                   6,851               6,742
    Current amounts                                    (314)               (267)
    Net unamortized discount                            (21)                (31)
-------------------------------------------------------------------------------
Total Long-term debt                                $ 6,516             $ 6,444
===============================================================================


FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the six months ended June 30, 2005:

------------------------------------------------------------------------------------------------------------------
                                            Principal    Interest Rate      Issue/Retirement
                                          (In millions)       (%)                 Date              Maturity Date
------------------------------------------------------------------------------------------------------------------
DEBT ISSUANCES:
CMS ENERGY
 Senior notes                               $   150           6.30            January 2005          February 2012
CONSUMERS
 FMB                                            250           5.15            January 2005          February 2017
 FMB                                            300           5.65             March 2005             April 2020
 FMB insured quarterly notes                    150           5.65             April 2005             April 2035
 LORB                                            35         Variable           April 2005             April 2035
------------------------------------------------------------------------------------------------------------------
         Total                              $   885
==================================================================================================================
DEBT RETIREMENTS:
CMS ENERGY
 General term notes                         $   220         Various       January and February         Various
                                                                                  2005
CONSUMERS
 Long-term bank debt                             60         Variable          January 2005          November 2006
 Long-term debt - related parties               180           9.25            January 2005          December 2029
 Long-term debt - related parties                73           8.36            February 2005         December 2015
 Long-term debt - related parties               124           8.20            February 2005         September 2027
 Senior notes                                   332           6.25          April and May 2005      September 2006
 Senior insured quarterly notes                 141           6.50              May 2005             October 2028
------------------------------------------------------------------------------------------------------------------
         Total                              $ 1,130
==================================================================================================================

                                     CMS-55

                                                          CMS Energy Corporation

CAPITALIZATION: In April 2005, we issued 23 million shares of our common stock at a price of $12.25 per share. We realized net proceeds of $272 million.

REGULATORY AUTHORIZATION FOR FINANCINGS: In April 2005, the FERC issued an authorization to permit Consumers to issue up to an additional $1.0 billion ($2.0 billion in total) of long-term securities for refinancing or refunding purposes, and up to an additional $1.0 billion ($2.5 billion in total) of long-term securities for general corporate purposes during the period ending June 30, 2006.

Combined with remaining availability from previously issued FERC authorizations, Consumers can now issue up to:

     - $1.001 billion of long-term securities for refinancing or refunding purposes,

     - $1.209 billion of long-term securities for general corporate purposes, and

     - $1.935 billion of long-term FMB to be issued solely as collateral for other long-term securities.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at June 30, 2005:

                                                                                                           In Millions
----------------------------------------------------------------------------------------------------------------------
                                                                                       Outstanding
                                                      Amount of       Amount           Letters-of-          Amount
          Company               Expiration Date       Facility       Borrowed             Credit           Available
----------------------------------------------------------------------------------------------------------------------
CMS Energy                        May 18, 2010         $  300         $    -             $  102             $  198
Consumers                         May 18, 2010            500              -                 31                469
MCV Partnership                 August 27, 2005            50              -                  3                 47
======================================================================================================================

CMS Energy and Consumers amended their credit facilities in May 2005. The amendments extended the terms of the agreements to 2010, reduced certain fees and interest margins, and reduced CMS Energy's restriction on payment of common stock dividends.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At June 30, 2005, capital lease obligations totaled $54 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At June 30, 2005, finance lease obligations totaled $290 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables as of June 30, 2005 and $304 million as of December 31, 2004. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has not recorded a gain or loss on the receivables sold or retained interest in the receivables sold.

                                     CMS-56

                                                          CMS Energy Corporation

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                  In Millions
-------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                  2005           2004
-------------------------------------------------------------------------------------------------------------
Net cash flow as a result of accounts receivable financing                            $  (304)       $  (297)
Collections from customers                                                            $ 2,787        $ 2,645
=============================================================================================================

DIVIDEND RESTRICTIONS: Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $150 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

Under the provisions of its articles of incorporation, at June 30, 2005, Consumers had $479 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. For the six months ended June 30, 2005, we received $167 million of common stock dividends from Consumers.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required. The disclosure requirements in this Interpretation are effective for interim and annual financial statements issued after December 15, 2002.

The following table describes our guarantees at June 30, 2005:

                                                                                                               In Millions
--------------------------------------------------------------------------------------------------------------------------
                                                    Issue     Expiration        Maximum          Carrying      Recourse
Guarantee Description                               Date         Date          Obligation         Amount     Provision (b)
--------------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
   other agreements(a)                             Various      Various          $ 1,192             $ 1           $ -
Standby letters of credit                          Various      Various               65               -             -
Surety bonds and other indemnifications            Various      Various               25               -             -
Other guarantees                                   Various      Various              225               -             -
Subsidiary guarantee of parent debt                May 2005     May 2010             102               -             -
Nuclear insurance retrospective premiums           Various      Various              134               -             -
==========================================================================================================================

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                     CMS-57

                                                          CMS Energy Corporation

The following table provides additional information regarding our guarantees:

                                                                                  Events That Would Require
Guarantee Description                     How Guarantee Arose                     Performance
-----------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and     Stock and asset sales agreements        Findings of misrepresentation,
other agreements                                                                  breach of warranties, and other
                                                                                  specific events or circumstances
-----------------------------------------------------------------------------------------------------------------------
Standby letters of credit                 Normal operations of coal power         Noncompliance with environmental
                                          plants                                  regulations and inadequate response
                                                                                  to demands for corrective action
                                          Natural gas transportation              Nonperformance
                                          Self-insurance requirement              Nonperformance
                                          Nuclear plant closure                   Nonperformance
-----------------------------------------------------------------------------------------------------------------------
Surety bonds and other indemnifications   Normal operating activity, permits      Nonperformance
                                          and license
-----------------------------------------------------------------------------------------------------------------------
Other guarantees                          Normal operating activity               Nonperformance or non-payment by a
                                                                                  subsidiary under a related contract
-----------------------------------------------------------------------------------------------------------------------
Subsidiary guarantee of parent's debt     Loan agreement                          Non-payment by CMS Energy and CMS
                                                                                  Enterprises of obligations under the
                                                                                  loan agreement
-----------------------------------------------------------------------------------------------------------------------
Nuclear insurance retrospective premiums  Normal operations of nuclear plants     Call by NEIL and Price-Anderson Act
                                                                                  for nuclear incident
=======================================================================================================================

In the ordinary course of business, we enter into agreements containing tax and other indemnification provisions in connection with a variety of transactions including transactions for the sale of subsidiaries and assets, equipment leasing, and financing agreements. While we cannot estimate our maximum exposure under these indemnities, we consider the probability of liability remote.

We have guaranteed payment of obligations through indemnities, surety bonds, and other guarantees of unconsolidated affiliates and related parties of $417 million at June 30, 2005. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with the above obligations.

CONTINGENTLY CONVERTIBLE SECURITIES: In June 2005, the $11.87 trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. The contingency was met since the price of our common stock remained at or above the applicable trigger price for 20 of 30 consecutive trading days ended on the last trading day of the calendar quarter. As a result, these securities are convertible at the option of the security holders, with the principal or par amount payable in cash, for the three months ended September 30, 2005. Once the 3.375 percent contingently convertible senior notes became convertible, they held the characteristics of a current liability. Therefore, in June 2005, we reclassified the 3.375 percent contingently convertible senior notes from Long-term debt to Current portion of long-term debt, where they will remain during the period that they are outstanding and convertible. As of July 2005, none of the security holders have notified us of their intention to convert these securities.

                                     CMS-58

                                                          CMS Energy Corporation

5: EARNINGS PER SHARE

The following tables present the basic and diluted earnings per share computations:

                                                         In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------
Three Months Ended June 30                                      2005                 2004
----------------------------------------------------------------------------------------------
EARNINGS AVAILABLE TO COMMON STOCK
  Income from Continuing Operations                        $      30             $     19
  Less Preferred Dividends                                        (3)                  (3)
                                                           -----------------------------------
  Income from Continuing Operations
          Available to Common Stock - Basic and Diluted    $      27             $     16
                                                           ===================================
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Average Shares - Basic                                     217.9                161.2
    Add dilutive impact of Contingently
            Convertible Securities                              10.2 (a)              2.5 (a)
    Add dilutive Stock Options and Warrants                      0.8 (b)              0.5 (b)
                                                           -----------------------------------
    Average Shares - Diluted                                   228.9                164.2
                                                           ===================================

EARNINGS PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCK
        Basic                                              $    0.12             $   0.10
        Diluted                                            $    0.12             $   0.10
==============================================================================================


                                                         In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------
Six Months Ended June 30                                        2005                 2004
----------------------------------------------------------------------------------------------
EARNINGS AVAILABLE TO COMMON STOCK
  Income from Continuing Operations                        $     182             $     17
  Less Preferred Dividends                                        (5)                  (6)
                                                           -----------------------------------
  Income from Continuing Operations
          Available to Common Stock - Basic and Diluted    $     177             $     11
                                                           ===================================
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Average Shares - Basic                                     206.7                161.2
    Add dilutive impact of Contingently
            Convertible Securities                               8.2 (a)                - (c)
    Add dilutive Stock Options and Warrants                      0.8 (b)              0.5 (b)
                                                           -----------------------------------
    Average Shares - Diluted                                   215.7                161.7
                                                           ===================================

EARNINGS PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCK
        Basic                                              $    0.86             $   0.06
        Diluted                                            $    0.82             $   0.06
==============================================================================================

                                     CMS-59

                                                          CMS Energy Corporation

(a) Our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value.

(b) Since the exercise price was greater than the average market price of our common stock, there was no impact to diluted EPS for options and warrants to purchase 3.4 million shares of common stock for the three months ended June 30, 2005, and 5.4 million shares of common stock for the three months ended June 30, 2004. There was also no impact to diluted EPS for options and warrants to purchase 3.5 million shares of common stock for the six months ended June 30, 2005, and 5.1 million shares of common stock for the six months ended June 30, 2004.

(c) Since the conversion price was greater than the average market price of our common stock, there was no impact to diluted EPS from our contingently convertible securities for the six months ended June 30, 2004.

Due to antidilution, the following impacts from our 7.75 percent convertible subordinated debentures were not reflected in diluted EPS:


    - an additional 4.2 million shares of common stock for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2005,

    - a $2 million reduction of interest expense, net of tax, for the three months ended June 30, 2005 and the three months ended June 30, 2004, and

    - a $4 million reduction of interest expense, net of tax, for the six months ended June 30, 2005 and the six months ended June 30, 2004.

We can revoke the conversion rights if certain conditions are met.

In April 2005, we issued 23 million shares of our common stock. For additional details, see Note 4, Financings and Capitalization.

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


                                     CMS-60

                                                          CMS Energy Corporation

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                           In Millions
----------------------------------------------------------------------------------------------------------------------
                                                      June 30, 2005                       December 31, 2004
----------------------------------------------------------------------------------------------------------------------
                                                           Fair       Unrealized                  Fair    Unrealized
                                                Cost      Value      Gain (Loss)       Cost      Value    Gain (Loss)
----------------------------------------------------------------------------------------------------------------------
Long-term debt,                              $ 6,830    $ 7,287          $ (457)    $ 6,711    $ 7,052        $ (341)
    including current amounts
Long-term debt - related parties                 307        286              21         684        653            31
Available-for-sale securities:
  SERP:
      Equity securities                           34         47              13          33         47            14
      Debt securities                             19         19               -          20         20             -
  Nuclear decommissioning investments:
      Equity securities                          132        246             114         136        262           126
      Debt securities                            284        294              10         291        302            11
======================================================================================================================

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

Contracts used to manage market risks may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. The recorded fair value is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. Changes in fair value (that is, gains or losses) are reported in Other Comprehensive Income if the derivative qualifies for cash flow hedge accounting treatment and in earnings if the derivative does not qualify for such treatment.

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

                                     CMS-61

                                                          CMS Energy Corporation

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

The majority of our contracts are not subject to derivative accounting under SFAS No. 133 because they qualify for the normal purchases and sales exception, or because there is not an active market for the commodity. Our coal purchase contracts are not accounted for as derivatives due to the lack of an active market for the coal that we purchase. Similarly, certain of our electric capacity and energy contracts are not accounted for as derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If active markets for these commodities develop in the future, we may be required to account for these contracts as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material to our financial statements. For our electric capacity and energy contracts, we believe that we will be able to apply the normal purchases and sales exception to the majority of these contracts (including the MCV PPA), which would not require us to mark these contracts to market.

The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market provides day-ahead and real-time energy market information and centralized generation dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, as we gain additional experience with the Midwest Energy Market, we will continue to evaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within the MISO's market area. FTRs are derivative instruments and are required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair values, with any subsequent changes in fair value recognized in earnings. As of June 30, 2005, we recorded an asset of $1 million associated with the fair value of FTRs on our Consolidated Balance Sheets.


                                     CMS-62

                                                          CMS Energy Corporation

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk, interest rate risk, and foreign exchange risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                                                                                                 In Millions
-----------------------------------------------------------------------------------------------------------------------------
                                                           June 30, 2005                        December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                Fair      Unrealized                  Fair       Unrealized
Derivative Instruments                               Cost      Value     Gain (Loss)       Cost      Value       Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------
Non-trading:
  Gas contracts                                    $   -     $    -          $    -      $   2     $    -            $   (2)
  Interest rate risk contracts                         -          -               -          -         (1)               (1)
  FTRs                                                 -          1               1          -          -                 -
  Derivative contracts associated with the
  MCV Partnership:
      Gas fuel contracts                               -        181             181          -         56                56
      Gas fuel futures and swaps                       -        145             145          -         64                64
CMS ERM contracts:
  Non-trading electric / gas contracts                 -       (273)           (273)         -       (199)             (199)
  Trading electric / gas contracts                     -        284             284         (4)       201               205
Derivative contracts associated with equity
investments in:
  Shuweihat                                            -        (32)            (32)         -        (25)              (25)
  Taweelah                                           (35)       (25)             10        (35)       (24)               11
  Jorf Lasfar                                          -        (11)            (11)         -        (11)              (11)
=============================================================================================================================

The fair value of our non-trading gas contracts, interest rate risk contracts, FTRs, and the derivative contracts associated with the MCV Partnership is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets. The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

GAS CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. Unrealized gains and losses associated with these options are reported directly in earnings as part of Other income, and then directly offset in earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At June 30, 2005, we had purchased a fixed-priced gas supply call option and had sold a fixed-priced gas supply put option. We held no fixed-priced weather-based gas supply call options.

INTEREST RATE RISK CONTRACTS: We use interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt and to reduce the impact of interest rate fluctuations. Most of our interest rate swaps are designated as cash flow hedges. As such, we record changes in the fair value of these contracts in Other Comprehensive Income unless the swaps are sold. For interest rate swaps that did not qualify for hedge accounting treatment, we record changes in the fair value of these contracts in earnings as part of Other income.

                                     CMS-63

                                                          CMS Energy Corporation

The following table reflects the outstanding floating-to-fixed interest rates swaps:

                                                                                                     In Millions
-----------------------------------------------------------------------------------------------------------------
Floating to Fixed                                                           Notional      Maturity         Fair
Interest Rate Swaps                                                          Amount          Date         Value
-----------------------------------------------------------------------------------------------------------------
June 30, 2005                                                                    $ 24    2005-2006         $  -
December 31, 2004                                                                  25    2005-2006           (1)
=================================================================================================================

Notional amounts reflect the principal amount of variable debt being fixed but do not represent the principal amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect our exposure to credit or market risks. The weighted average interest rate associated with outstanding swaps was approximately 7.3 percent at June 30, 2005 and 7.4 percent at December 31, 2004.

There was no ineffectiveness associated with any of the interest rate swaps that qualified for hedge accounting treatment. At June 30, 2005, we have recorded an unrealized loss of $1 million, net of tax, in Accumulated other comprehensive loss related to interest rate risk contracts accounted for as cash flow hedges. We expect to reclassify this amount as a decrease to earnings during the next 12 months primarily to offset the variable-rate interest expense on hedged debt.

At June 30, 2005 and December 31, 2004, Shuweihat, Taweelah, and Jorf Lasfar, three of our equity method investees, held interest rate swaps that hedged the risk associated with variable-rate debt. These instruments are not included in this analysis, but can have an impact on financial results. The accounting for these instruments depends on whether they qualify for cash flow hedge accounting treatment. The interest rate swaps held by Taweelah do not qualify as cash flow hedges, and therefore, we record our proportionate share of the change in the fair value of these contracts in Earnings from Equity Method Investees. The remainder of these instruments do qualify as cash flow hedges, and we record our proportionate share of the change in the fair value of these contracts in Other Comprehensive Income.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Gas Fuel Contracts:
The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts were not recognized at fair value on our Consolidated Balance Sheets at June 30, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at June 30, 2005, because these contracts contained volume optionality. In addition, due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, as of January 2005, any changes in the fair value of these financial hedges are recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the six months ended June 30, 2005, we recorded a $170 million gain associated with the increase in fair value of these instruments in Fuel costs mark-to-market at MCV on our Consolidated Statements of Income, resulting in a cumulative mark-to-market gain through June 30, 2005 of $226 million. This cumulative amount consists of a $181 million gain related to gas fuel derivative contracts. The remaining gain of $45 million relates to the financial hedges associated with these contracts, which is included in the Gas


                                     CMS-64

                                                          CMS Energy Corporation

fuel futures and swaps amount in the Derivative Instruments table above. The majority of this mark-to-market gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011. For further details on the RCP, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies
- The Midland Cogeneration Venture."

Gas Fuel Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At June 30, 2005, the MCV Partnership held gas fuel futures and swaps.

The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. The MCV Partnership also engages in cost mitigation activities to offset the fixed charges the MCV Partnership incurs in operating the MCV Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter.

There was no ineffectiveness associated with any of the gas contracts that qualified for hedge accounting treatment. At June 30, 2005, we have recorded a cumulative net gain of $32 million, net of tax, in Accumulated other comprehensive loss relating to our proportionate share of the contracts held by the MCV Partnership that qualify as cash flow hedges. This balance represents natural gas futures, options, and swaps with maturities ranging from July 2005 to December 2009, of which $6 million of this gain is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases. In addition, for the six months ended June 30, 2005, we recorded a net gain of $22 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations.

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

Non-trading and trading contracts that meet the definition of a derivative under SFAS No. 133 are recorded as assets or liabilities in the financial statements at the fair value of the contracts. Gains or losses arising from changes in fair value of these contracts are recognized in earnings as a component of Operating Revenue in the period in which the changes occur. Gains and losses on trading contracts are recorded net in accordance with EITF Issue No. 02-03. Contracts that do not meet the definition of a derivative are accounted for as executory contracts (i.e., on an accrual basis).

                                     CMS-65

                                                          CMS Energy Corporation

FOREIGN EXCHANGE DERIVATIVES: We may use forward exchange and option contracts to hedge certain receivables, payables, long-term debt, and equity value relating to our investments in foreign operations. The purpose of our foreign currency hedging activities is to protect the company from the risk associated with adverse changes in currency exchange rates that could affect cash flow materially. These contracts would limit the risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. At June 30, 2005 and December 31, 2004, we had no outstanding foreign exchange contracts.

The impact of hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the investments on which the hedges were taken. At June 30, 2005, the total foreign currency translation adjustment was a net loss of $312 million, which included a net hedging loss of $26 million, net of tax, related to settled contracts.

At June 30, 2005, both Shuweihat and Taweelah, two of our equity method investees, held foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements. The contract held by Shuweihat qualified as a cash flow hedge, and therefore, we record our proportionate share of the change in fair value of the contract in Other Comprehensive Income. The contract held by Taweelah did not qualify as a cash flow hedge. As such, we record our proportionate share of the change in the fair value of this contract in Earnings from Equity Method Investees.

7: RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

    -  non-contributory, defined benefit Pension Plan,

    - a cash balance pension plan for certain employees hired after June 30, 2003,

    - a defined company contribution plan for employees hired on or after September 1, 2005,

    -  benefits to certain management employees under SERP,

    -  a defined contribution 401(k) plan,

    -  benefits to a select group of management under EISP, and

    -  health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for all of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan's assets are not distinguishable by company.

On September 1, 2005, we will implement the Defined Company Contribution Plan. The Defined Company Contribution Plan will provide an employer contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 will participate in this plan as part of their retirement benefit program. Cash balance pension plan participants will also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan will be discontinued as of that date.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset


                                     CMS-66

                                                          CMS Energy Corporation

for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. We believe our plan is actuarially equivalent to Medicare Part D.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                               In Millions
-----------------------------------------------------------------------------------------------------------
                                                                                    Pension
                                                                   Three Months Ended     Six Months Ended
                                                                     2005        2004      2005       2004
----------------------------------------------------------------------------------------------------------
Service cost                                                        $  15       $   9     $  25      $  19
Interest expense                                                       30          18        49         36
Expected return on plan assets                                        (38)        (27)      (63)       (54)
Amortization of:
  Net loss                                                              7           4        14          7
  Prior service cost                                                    3           2         4          3
                                                                   ---------------------------------------
Net periodic pension and postretirement benefit cost                $  17       $   6     $  29      $  11
==========================================================================================================


                                                                                               In Millions
-----------------------------------------------------------------------------------------------------------
                                                                                     OPEB
                                                                   Three Months Ended     Six Months Ended
                                                                     2005        2004      2005       2004
-----------------------------------------------------------------------------------------------------------
Service cost                                                        $   5       $   5     $  11      $  10
Interest expense                                                       16          14        32         29
Expected return on plan assets                                        (14)        (12)      (28)       (24)
Amortization of:
  Net loss                                                              5           3         9          5
  Prior service cost                                                   (2)         (2)       (4)        (5)
                                                                   ----------------------------------------
Net periodic pension and postretirement benefit cost                $  10       $   8     $  20      $  15
===========================================================================================================

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the six months ended June 30, 2005 was less than $1 million.

We remeasured our Pension and OPEB obligations as of April 30, 2005 to incorporate the effects of the collective bargaining agreement reached between the Utility Workers Union of America and Consumers. The Pension plan remeasurement increased our accumulated benefit obligation (ABO) by $127 million. Net periodic pension cost increased $4 million for the six months ended June 30, 2005, with an expected total increase in net periodic pension costs of $14 million for 2005.

The Pension plan remeasurement resulted in an unfunded accumulated benefit obligation of $208 million. The unfunded accumulated benefit obligation is the amount by which the ABO exceeds the fair value of the plan assets. SFAS No. 87 states that the pension liability shown on the balance sheet must be at least


                                     CMS-67

                                                          CMS Energy Corporation

equal to the unfunded accumulated benefit obligation. As such, we increased our additional minimum liability by $145 million to $564 million at June 30, 2005. Consistent with MPSC guidance, Consumers recognized the cost of its minimum pension liability adjustment as a regulatory asset. This adjustment increased our regulatory assets by $94 million and intangible assets by $38 million and reduced accumulated other comprehensive income by $9 million (net of income taxes).

The OPEB plan remeasurement increased our accumulated postretirement benefit obligation by $50 million, with an expected total increase in benefit costs of $3 million for 2005.

8: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. For our regulated utility, as required by SFAS No. 71, we account for the implementation of this standard by recording regulatory assets and liabilities instead of a cumulative effect of a change in accounting principle.

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

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2005                                                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                                    In Service                                                  Trust
ARO Description                                     Date          Long Lived Assets                              Fund
---------------------------------------------------------------------------------------------------------------------
Palisades-decommission plant site                   1972          Palisades nuclear plant                       $ 529
Big Rock-decommission plant site                    1962          Big Rock nuclear plant                           26
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line                 -
Closure of coal ash disposal areas                  Various       Generating plants coal ash areas                  -
Closure of wells at gas storage fields              Various       Gas storage fields                                -
Indoor gas services equipment relocations           Various       Gas meters located inside structures              -
Natural gas-fired power plant                       1997          Gas fueled power plant                            -
Close gas treating plant and gas wells              Various       Gas transmission and storage                      -
=====================================================================================================================

                                     CMS-68

                                                          CMS Energy Corporation

                                                                                                                   In Millions
------------------------------------------------------------------------------------------------------------------------------
                                                       ARO                                                                 ARO
                                                 Liability                                            Cash flow      Liability
ARO Description                                   12/31/04   Incurred      Settled      Accretion     Revisions        6/30/05
------------------------------------------------------------------------------------------------------------------------------
Palisades-decommission                               $ 350        $  -      $    -           $ 12          $  -         $ 362
Big Rock-decommission                                   30           -        (25)              7             -            12
JHCampbell intake line                                   -           -           -              -             -             -
Coal ash disposal areas                                 54           -         (1)              2             -            55
Wells at gas storage fields                              1           -           -              -             -             1
Indoor gas services relocations                          1           -           -              -             -             1
Natural gas-fired power plant                            1           -           -              -             -             1
Close gas treating plant and gas wells                   2           -           -              -             -             2
                                              --------------------------------------------------------------------------------

Total                                                $ 439        $  -      $ (26)           $ 21          $  -         $ 434
==============================================================================================================================

On October 14, 2004, the MPSC issued a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and their accounting and ratemaking issues. Utilities responded to the Order in March 2005; MPSC Staff and intervenor filed responses in May 2005. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities.


                                     CMS-69

                                                          CMS Energy Corporation

9: EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included undistributed earnings of $14 million for the three months ended June 30, 2005 and $38 million for the three months ended June 30, 2004 and $16 million for the six months ended June 30, 2005 and $44 million for the six months ended June 30, 2004.

The most significant of these investments are:

    -  our 50 percent interest in Jorf Lasfar, and

    -  our 40 percent interest in Taweelah.

Summarized financial information for these equity method investments is as follows:

Income Statement Data

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
JORF LASFAR                                                   Three Months Ended                   Six Months Ended
-------------------------------------------------------------------------------------------------------------------
June 30                                                     2005            2004                2005           2004
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                          $ 129           $ 102              $  259         $  212
Operating expenses                                           (90)            (56)               (173)          (121)
                                                         ----------------------------------------------------------
Operating income                                              39              46                  86             91
Other expense, net                                           (14)            (14)                (28)           (29)
                                                         ----------------------------------------------------------
Net income                                                 $  25           $  32              $   58         $   62
===================================================================================================================

Income Statement Data

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
TAWEELAH                                                      Three Months Ended                   Six Months Ended
-------------------------------------------------------------------------------------------------------------------
June 30                                                     2005            2004               2005            2004
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                          $  26           $  26              $  50           $  48
Operating expenses                                           (15)            (12)               (19)            (22)
                                                         ----------------------------------------------------------
Operating income                                              11              14                 31              26
Other income (expense), net                                  (23)             33                (24)              8
                                                         ----------------------------------------------------------
Net income (loss)                                          $ (12)          $  47              $   7           $  34
===================================================================================================================


                                     CMS-70

                                                          CMS Energy Corporation

10: REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

The "Other" segment includes corporate interest and other, discontinued operations, and the cumulative effect of accounting changes. The following table shows our financial information by reportable segment:

                                                                                                            In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended            Six Months Ended
-----------------------------------------------------------------------------------------------------------------------
June 30                                                                  2005          2004          2005          2004
-----------------------------------------------------------------------------------------------------------------------
Operating Revenue
     Electric utility                                                $    644      $    611       $ 1,272      $  1,241
     Gas utility                                                          355           300         1,347         1,205
     Enterprises                                                          242           182           467           401
-----------------------------------------------------------------------------------------------------------------------

Total Operating Revenue                                              $  1,241      $  1,093       $ 3,086      $  2,847
=======================================================================================================================

Net Income Available to Common Stockholders
     Electric utility                                                $     46      $     27       $    79      $     75
     Gas utility                                                           (3)            1            55            57
     Enterprises                                                           29            37           134           (23)
     Other                                                                (45)          (49)          (91)         (102)
-----------------------------------------------------------------------------------------------------------------------

Total Net Income Available to Common Stockholders                    $     27      $     16       $   177      $      7
=======================================================================================================================


                                                                                                            In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2005           December 31, 2004
-----------------------------------------------------------------------------------------------------------------------
Assets
     Electric utility (a)                                                          $  7,646                    $  7,289
     Gas utility (a)                                                                  3,209                       3,187
     Enterprises                                                                      5,084                       4,980
     Other                                                                              522                         416
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $ 16,461                    $ 15,872
=======================================================================================================================

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

                                     CMS-71

                                                          CMS Energy Corporation

11: CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $586 million at June 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.396 billion at June 30, 2005. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

We are the primary beneficiary of three other variable interest entities. We have 50 percent partnership interest in the T.E.S. Filer City Station Limited Partnership, the Grayling Generating Station Limited Partnership, and the Genesee Power Station Limited Partnership. Additionally, we have operating and management contracts and are the primary purchaser of power from each partnership through long-term power purchase agreements. Collectively, these interests make us the primary beneficiary as defined by the Interpretation. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $111 million at June 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $165 million at June 30, 2005. Other than outstanding letters of credit and guarantees of $5 million, the creditors of these partnerships do not have recourse to the general credit of CMS Energy.

Additionally, we hold interests in variable interest entities in which we are not the primary beneficiary. The following chart details our involvement in these entities at June 30, 2005:

-------------------------------------------------------------------------------------------------------------------------
                                                                        Investment       Operating           Total
Name (Ownership      Nature of the                     Involvement      Balance          Agreement with      Generating
Interest)            Entity            Country         Date             (In Millions)    CMS Energy          Capacity
-------------------------------------------------------------------------------------------------------------------------
Taweelah (40%)       Generator         United Arab          1999             $  68               Yes              777 MW
                                       Emirates

Jubail
(25%)                Generator         Saudi Arabia         2001             $   -               Yes              250 MW

                                       United Arab
Shuweihat (20%)      Generator         Emirates             2001             $  40               Yes            1,500 MW
-------------------------------------------------------------------------------------------------------------------------
Total                                                                        $ 108                              2,527 MW
=========================================================================================================================

Our maximum exposure to loss through our interests in these variable interest entities is limited to our investment balance of $108 million, and letters of credit, guarantees, and indemnities relating to Taweelah and Shuweihat totaling $86 million.


                                     CMS-72

                                                          CMS Energy Corporation

12:  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

FSP 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004: The American Jobs Creation Act of 2004 creates a one-year opportunity to receive a tax benefit for U.S. corporations that reinvest dividends from controlled foreign corporations in the U.S. in a 12-month period (calendar year 2005 for CMS Energy). In June 2005, we decided on a plan to repatriate $79 million of foreign earnings during the remainder of 2005. Historically, we recorded deferred taxes on these earnings. Since this planned repatriation is expected to qualify for the tax benefit, we reversed $24 million of our deferred tax liability. This adjustment was recorded as a component of income from continuing operations in the second quarter of 2005.

We may repatriate additional amounts that may qualify for the repatriation tax benefit during the remainder of 2005. If successful, our current estimate is that additional amounts could range between $50 million and $150 million. The amount of additional repatriation remains uncertain because it is based on future foreign subsidiary operations, cash flows, financings, and repatriation limitations. This potential additional repatriation could reduce our recorded deferred tax liability by $15 million to $45 million. We expect to be in a position to finalize our assessment regarding any potential repatriation, which may be higher or lower, in the fourth quarter of 2005.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax-deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

                                     CMS-73

                                                          CMS Energy Corporation








                      (This page intentionally left blank)
















                                     CMS-74

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as "we," "our" or "us." This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy's Form 10-K for the year ended December 31, 2004.

EXECUTIVE OVERVIEW

Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission and storage, and other energy related services. Our businesses are affected primarily by:

      - weather, especially during the traditional heating and cooling seasons,

      -     economic conditions,

      -     regulation and regulatory issues,

      -     interest rates,

      -     our debt credit rating, and

      -     energy commodity prices.

Our business strategy involves improving our balance sheet and maintaining focus on our core strength: superior utility operation and service. Over the next few years, we expect our strategy to improve credit ratings, grow earnings, and position us to make new investments.

Despite strong financial and operational performance, we face important challenges in the future. As a result of Michigan's Customer Choice Act, which allows alternative electric suppliers to sell electric power directly to our customers, we have lost industrial and commercial load. As of July 2005, alternative electric suppliers provide 811 MW, or 11 percent, of our electric load. Based on current trends, we predict total load loss by the end of 2005 to be in the range of 900 MW to 950 MW. However, we cannot assure that the actual load loss will fall within that range.

Another important challenge relates to the economics of the MCV Partnership. The MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. Because the price the MCV Partnership can charge us for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. In 2005, the MPSC issued an order approving the RCP to change the way the facility is used. The purpose of the RCP is to conserve natural gas through a change in the dispatch of the MCV Facility and thereby improve the financial performance of the MCV Partnership without increased costs to customers.

                                                        Consumers Energy Company


We are focused on growing the equity base of our company and refinancing our debt to reduce interest rate costs. In 2005, we retired higher-interest rate debt through the use of proceeds from the issuance of $550 million of FMB and $150 million of senior insured quarterly notes. We also received cash contributions from CMS Energy of $550 million in 2005. These efforts, and others, are designed to lead us to be a strong, reliable utility company that will be poised to take advantage of opportunities for further growth.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and/or control:

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

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

      - potentially adverse regulatory treatment and/or regulatory lag concerning a number of significant questions presently before the MPSC including:

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

                                                        Consumers Energy Company

            - adequate and timely recovery of additional electric and gas rate-based expenditures,

      - the impact of adverse natural gas prices on the MCV Partnership investment, and regulatory decisions that limit recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

      - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential adverse impacts of the new Midwest Energy Market upon power supply and transmission costs,

      - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

      - potential disruption or interruption of facilities or operations due to accidents or terrorism, and the ability to obtain or maintain insurance coverage for such events,

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      - technological developments in energy production, delivery, and usage,

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

                                                        Consumers Energy Company



      - other business or investment considerations that may be disclosed from time to time in Consumers' or CMS Energy's SEC filings, or in other publicly issued written documents, and

      - other uncertainties that are difficult to predict, and many of which are beyond our control.

For additional information regarding these and other uncertainties, see Note 2, Contingencies.

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER


                                                                     In Millions
--------------------------------------------------------------------------------
June 30                                                 2005    2004    Change
--------------------------------------------------------------------------------
Net income available to common stockholder
    Electric                                           $  46    $ 27      $ 19
    Gas                                                   (3)      1        (4)
    Other (Includes MCV Partnership interest)            (11)     (5)       (6)
--------------------------------------------------------------------------------
Three months ended                                     $  32    $ 23      $  9
================================================================================


For the three months ended June 30, 2005, our net income available to the common stockholder increased $9 million versus the same period in 2004. The $9 million increase in net income available to the common stockholder reflects:

      - a $22 million increase in electric delivery revenue due to warmer weather and increased surcharge revenue,

      - a $4 million increase in electric utility earnings due to the return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act, and

      - a $5 million increase in gas delivery revenue due to higher deliveries and the MPSC's October 2004 final gas rate order.

These increases in net income available to the common stockholder were offset partially by reductions to net income available to the common stockholder from:

      - a $15 million increase in operating expenses due primarily to higher depreciation and amortization expense, higher pension and benefit expense, and higher underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP, and

      - a $10 million decrease in earnings from our ownership interest in the MCV Partnership primarily due to the decrease in fair value of certain long-term gas contracts and financial hedges.

                                                        Consumers Energy Company

                                                                     In Millions
--------------------------------------------------------------------------------
June 30                                                 2005    2004    Change
--------------------------------------------------------------------------------
Net income available to common stockholder
    Electric                                           $  79   $  75      $  4
    Gas                                                   55      57        (2)
    Other (Includes MCV Partnership interest)             55      (5)       60
--------------------------------------------------------------------------------
Six months ended                                       $ 189   $ 127      $ 62
================================================================================


For the six months ended June 30, 2005, our net income available to the common stockholder increased $62 million versus the same period in 2004. The $62 million increase in net income available to the common stockholder reflects:

      - a $53 million increase in earnings from our ownership interest in the MCV Partnership primarily due to the increase in fair value of certain long-term gas contracts and financial hedges (the MPSC's approval of the RCP resulted in the MCV Partnership recognizing the increase in the fair value of additional gas contracts beginning January 2005),

      - a $25 million increase in electric delivery revenue due to warmer weather and increased surcharge revenue,

      - a $14 million increase in gas delivery revenue due to the MPSC's October 2004 final gas rate order, and

      - an $8 million increase in electric utility earnings due to the return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act.

These increases in net income available to the common stockholder were offset partially by reductions to net income available to the common stockholder from:

      - a $30 million increase in operating expenses due primarily to higher depreciation and amortization expense, higher pension and benefit expense, and higher underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP, and

      - a $7 million underrecovery of power supply revenue primarily due to non-recoverable power supply costs related to capped customers.

For additional details, see "Electric Utility Results of Operations," "Gas Utility Results of Operations," and "Other Results of Operations" within this section and Note 2, Contingencies. For additional details regarding the fair value of certain of the MCV Partnership's long-term gas contracts, see the "Critical Accounting Policies-Accounting for Financial and Derivative Instruments and Market Risk Information-Derivative Instruments" section within this MD&A.

                                                        Consumers Energy Company

ELECTRIC UTILITY RESULTS OF OPERATIONS


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                       2005           2004            Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                           $ 46            $ 27             $ 19
Six months ended                                                             $ 79            $ 75             $  4
===================================================================================================================


                                                               Three Months Ended                 Six Months Ended
Reasons for the change:                                    June 30, 2005 vs. 2004           June 30, 2005 vs. 2004
-------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                         $  34                            $  38
Power supply costs and related revenue                                         (2)                             (11)
Other  operating  expenses,  other  income,  and non-
  commodity revenue                                                            (8)                             (31)
Regulatory return on capital expenditures                                       6                               13
General taxes                                                                  (1)                              (4)
Fixed charges                                                                   1                                2
Income taxes                                                                  (11)                              (3)
                                                          ---------------------------------------------------------
Total change                                                                $  19                            $   4
===================================================================================================================


ELECTRIC DELIVERIES: For the three months ended June 30, 2005, electric deliveries increased 0.5 billion kWh or 5.1 percent versus the same period in 2004. For the six months ended June 30, 2005, electric deliveries increased 0.1 billion kWh or 0.4 percent versus the same period in 2004. The corresponding increases in electric delivery revenue for both periods were due to increased sales to residential customers due to warmer weather and increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $6 million for the three months ended June 30, 2005 and $11 million for the six months ended June 30, 2005. Surcharge revenue related to the recovery of security costs and Stranded Costs increased electric delivery revenue by an additional $3 million for the three months ended June 30, 2005 and $6 million for the six months ended June 30, 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: Our recovery of power supply costs is capped for our residential customers. For the three months ended June 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $6 million versus the same period in 2004. For the six months ended June 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $20 million versus the same period in 2004. Power supply-related costs increased in 2005 primarily due to higher coal costs and higher priced purchased power to replace the generation loss from outages at our Palisades and Campbell 3 generating plants.

Partially offsetting these underrecoveries are transmission and nitrogen oxide allowance expenditures related to our capped customers, which we have deferred for future recovery. For the three months ended June 30, 2005, we deferred $4 million of these costs. For the six months ended June 30, 2005, we deferred $9 million of these costs.

                                                        Consumers Energy Company


OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended June 30, 2005, other operating expenses increased $14 million, other income increased $4 million, and non-commodity revenue increased $2 million versus the same period in 2004. For the six months ended June 30, 2005, other operating expenses increased $39 million, other income increased $4 million, and non-commodity revenue increased $4 million versus the same period in 2004.

The increase in other operating expenses reflects higher depreciation and amortization expense, and higher pension and benefit expense. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense also reflects the reinstatement of the employer matching contribution to our 401(k) plan.

In addition, the increase in other operating expenses reflects increased underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP. In 1992, a liability was established for estimated future underrecoveries of power supply costs under the MCV PPA. In 2004, a portion of the cash underrecoveries continued to reduce this liability until its depletion in December. In 2005, all cash underrecoveries are expensed directly to income. Partially offsetting this increased operating expense were the savings from the RCP approved by the MPSC in January 2005.

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between the MCV Partnership and us. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter.

The cost associated with the MCV PPA cash underrecoveries, net of our direct savings from the RCP, increased operating expense $2 million for the three months ended June 30, 2005 and $4 million for the six months ended June 30, 2005 versus the same periods in 2004.

The increase in other income is primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt in 2005. The increase in non-commodity revenue is primarily due to higher transmission services revenue.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $6 million for the three months ended June 30, 2005 and $13 million for the six months ended June 30, 2005 versus the same periods in 2004.

GENERAL TAXES: For the three and six months ended June 30, 2005, general taxes increased versus the same periods in 2004 primarily due to higher MSBT expense.

FIXED CHARGES: For the three months ended June 30, 2005, fixed charges reflect a 36 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004. For the six months ended June 30, 2005, fixed charges reflect a 32 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

                                                        Consumers Energy Company


INCOME TAXES: For the three and six months ended June 30, 2005, income taxes increased versus the same periods in 2004 primarily due to higher earnings by the electric utility.

GAS UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                          2005         2004           Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                               $ (3)        $  1            $ (4)
Six months ended                                                                 $ 55         $ 57            $ (2)
===================================================================================================================

Reasons for the change:                                             Three Months Ended             Six Months Ended
                                                                June 30, 2005 vs. 2004       June 30, 2005 vs. 2004
-------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                                  $   2                        $  (1)
Gas rate increase                                                                   5                           21
Gas wholesale and retail services, other gas
  revenues and other income                                                         1                           (1)
Operation and maintenance                                                         (12)                         (17)
General taxes and depreciation                                                     (2)                          (3)
Fixed charges                                                                       -                           (2)
Income taxes                                                                        2                            1
                                                          ---------------------------------------------------------
  Total change                                                                  $  (4)                       $  (2)
===================================================================================================================

GAS DELIVERIES: For the three months ended June 30, 2005, higher gas delivery revenues reflect increased deliveries to our residential, commercial, and industrial customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, increased 1.4 bcf or 3.1 percent.

For the six months ending June 30, 2005, lower gas delivery revenues reflect decreased deliveries to our residential and industrial transportation customers. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 2.0 bcf or 1.0 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, gas revenues increased $5 million for the three months ended June 30, 2005 and $21 million for the six months ended June 30, 2005 versus the same periods in 2004.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three months ended June 30, 2005, other income increased $1 million primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the six months ended June 30, 2005, gas wholesale and retail services revenue decreased primarily due to decreases in miscellaneous transportation and storage revenue.

OPERATION AND MAINTENANCE: For the three and six months ended June 30, 2005, operation and maintenance expenses increased primarily due to increases in benefit costs and additional safety, reliability, and customer service expense. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense

                                                        Consumers Energy Company

also reflects the reinstatement of the employer matching contribution to our 401(k) plan.

GENERAL TAXES AND DEPRECIATION: For the three and six months ended June 30, 2005, general tax expense increased primarily due to higher MSBT expense. Depreciation expense increased due to higher plant in service.

FIXED CHARGES: For the six months ended June 30, 2005, fixed charges reflect a 32 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and six months ended June 30, 2005, income taxes decreased primarily due to lower earnings by the gas utility.

OTHER RESULTS OF OPERATIONS


                                                                                                In Millions
------------------------------------------------------------------------------------------------------------
June 30                                                                       2005         2004      Change
------------------------------------------------------------------------------------------------------------
Three months ended                                                           $ (11)       $ (5)        $ (6)
Six months ended                                                             $  55        $ (5)        $ 60
============================================================================================================

For the three months ended June 30, 2005, other operations reduced net income by $11 million, a decrease of $6 million versus the same period in 2004. The change reflects a $10 million decrease in earnings from our ownership interest in the MCV Partnership, primarily due to a decrease in the fair value of certain long-term gas contracts and related financial hedges. The reduction in earnings at the MCV Partnership was offset partially by a $4 million reduction in other expenses.

For the six months ended June 30, 2005, other operations increased net income by $55 million, an increase of $60 million versus the same period in 2004. The change reflects a $53 million increase in earnings from our ownership interest in the MCV Partnership, primarily due to an increase in the fair value of certain long-term gas contracts and related financial hedges. Also contributing to the increase in earnings was a $7 million reduction in other expenses.

CRITICAL ACCOUNTING POLICIES

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

We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that the occurrence of loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including the history and specifics of each matter. The most significant of these contingencies are our electric and gas environmental liabilities, and the potential underrecoveries from our

                                                        Consumers Energy Company

power purchase contract with the MCV Partnership, all of which are discussed in the "Outlook" section included in this MD&A.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. There have been no material changes to the accounting for financial instruments since the year ended December 31, 2004. For details on financial instruments, see Note 4, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivatives. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2004.

The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market provides day-ahead and real-time energy market information and centralized generation dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, as we gain additional experience with the Midwest Energy Market, we will continue to evaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists. If an active market develops in the future, certain of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception, which would not require us to mark these contracts to market.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within the MISO's market area. FTRs are derivative instruments and are required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair values, with any subsequent changes in fair value recognized in earnings. As of June 30, 2005, we recorded an asset of $1 million associated with the fair value of FTRs on our Consolidated Balance Sheets.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts are not recognized at fair value on our Consolidated Balance Sheets. Due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, as of January 2005, any changes in the fair value of these financial hedges are recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the six months ended June 30, 2005, we recorded a $170 million gain associated with the increase in fair value of these instruments on our Consolidated Statements of Income, resulting in a cumulative mark-to-market gain through June 30, 2005 of $226 million. The majority of this mark-to-market gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011.

                                                        Consumers Energy Company

To determine the fair value of our derivative contracts, we use a combination of quoted market prices, prices obtained from external sources, such as brokers, and mathematical valuation models. Valuation models require various inputs, including forward prices, strike prices, volatilities, interest rates, and maturity dates. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At June 30, 2005, we assumed market-based interest rates ranging between 3.34 percent and 4.22 percent (depending on the term of the contract) and monthly volatility rates ranging between 25 percent and 42 percent to calculate the fair value of the gas fuel contracts held by the MCV Partnership. Also, at June 30, 2005, we assumed a market-based interest rate of 3.00 percent and monthly volatility rates ranging between 35 percent and 39 percent to calculate the fair value of our gas options.

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since the year ended December 31, 2004. These risk sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our derivative contracts and other financial instruments based upon a hypothetical 10 percent adverse change in market rates or prices. Changes in excess of the amounts shown in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market interest rates):

                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
                                                                     June 30, 2005  December 31, 2004
-----------------------------------------------------------------------------------------------------
Variable-rate financing - before-tax annual earnings exposure                $   1              $   2
Fixed-rate financing - potential loss in fair value (a)                        145                138
=====================================================================================================

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):


                                                                                          In Millions
-----------------------------------------------------------------------------------------------------
                                                                     June 30, 2005  December 31, 2004
-----------------------------------------------------------------------------------------------------
Potential REDUCTION in fair value:
Gas supply option contracts                                                   $  -               $  1
FTRs                                                                             -                  -
Derivative contracts associated with the MCV Partnership:
  Gas fuel contracts (a)                                                        38                 17
  Gas fuel futures and swaps                                                    47                 41
=====================================================================================================

(a) The increased potential reduction in fair value for the MCV Partnership's gas fuel contracts is due to an increased number of contracts accounted for as derivatives. This is a result of the implementation of the RCP, at which time the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases and must now be accounted for as derivatives.

                                                        Consumers Energy Company

INVESTMENT SECURITIES PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):

                                                                                      In Millions
-------------------------------------------------------------------------------------------------
                                                                June 30, 2005   December 31, 2004
-------------------------------------------------------------------------------------------------
Potential REDUCTION in fair value of available-for-sale equity securities (SERP investments and investments in CMS Energy
  common stock)                                                           $ 6                 $ 5
=================================================================================================

We maintain trust funds, as required by the NRC, which may only be used to fund certain costs of nuclear plant decommissioning. These funds are invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through our electric rates, fluctuations in equity prices or interest rates do not affect consolidated earnings or cash flows.

For additional details on market risk and derivative activities, see Note 4, Financial and Derivative Instruments.

ACCOUNTING FOR PENSION AND OPEB

Pension: We have established external trust funds to provide retirement pension benefits to our employees under a non-contributory, defined benefit Pension Plan. We implemented a cash balance plan for certain employees hired after June 30, 2003. On September 1, 2005, we will implement the Defined Company Contribution Plan.

The Defined Company Contribution Plan will provide an employer contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer cash contribution. All employees hired on and after September 1, 2005 will participate in this plan as part of their retirement benefit program. Cash balance pension plan participants will also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan will be discontinued as of that date. We use SFAS No. 87 to account for pension costs.

401(k): We resumed the employer's match on our 401(k) Savings Plan on January 1, 2005. The plan provides for an employer match of 50 percent on eligible contributions up to the first six percent of an employee's wages. Effective September 1, 2005, employees enrolled in the company's 401(k) Savings Plan will have the employer match increased from 50 percent to 60 percent.

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

                                                        Consumers Energy Company

    -    anticipated health care costs.

Any change in these assumptions can change significantly the liability and associated expenses recognized in any given year.

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:

                                                                    In Millions
-------------------------------------------------------------------------------
Expected Costs                 Pension Cost       OPEB Cost     Contributions
-------------------------------------------------------------------------------
2006                                   $ 88            $ 38             $  81
2007                                     97              34               176
2008                                     92              30               109
===============================================================================

Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

For additional details on postretirement benefits, see Note 5, Retirement Benefits.

OTHER

Other accounting policies that are important to an understanding of our results of operations and financial condition include:

    -   accounting for the effects of industry regulation,

    -   accounting for asset retirement obligations,

    -   accounting for nuclear decommissioning costs, and

    -   accounting for related party transactions.

There have been no material changes to these accounting policies since the year ended December 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity and capital requirements are a function of our results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs, and collateral requirements. During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. The market price for natural gas has increased. Although our natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory require additional liquidity due to the timing of the cost recoveries as gas prices increase. In addition, a few of our commodity suppliers have requested nonstandard payment terms or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. We believe our current level of cash and access to borrowing capacity in the capital markets, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs through 2006.

                                                        Consumers Energy Company

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2005, $667 million consolidated cash was on hand, which includes $54 million of restricted cash and $209 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see Note 8, Consolidation of Variable Interest Entities.

SUMMARY OF CASH FLOWS:


                                                                   In Millions
------------------------------------------------------------------------------
Six Months Ended June 30                                          2005    2004
------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                         $  590  $  561
   Investing activities                                           (310)   (251)
                                                              ----------------
Net cash provided by operating and investing activities            280     310
   Financing activities                                            162    (125)
                                                              ----------------
Net Increase in Cash and Cash Equivalents                       $  442  $  185
==============================================================================

OPERATING ACTIVITIES: For the six months ended June 30, 2005, net cash provided by operating activities increased $29 million versus the same period in 2004 due to decreases in inventory from lower volumes of gas purchased and other timing differences.

INVESTING ACTIVITIES: For the six months ended June 30, 2005, net cash used in investing activities increased $59 million versus the same period in 2004 due to an increase in capital expenditures of $38 million and an increase in restricted cash on hand of $31 million.

FINANCING ACTIVITIES: For the six months ended June 30, 2005, net cash provided by financing activities increased $287 million versus the same period in 2004 due to a $550 million stockholder's contribution from the parent, offset by a decrease in net proceeds from borrowings of $201 million and an increase in common stock dividends of $62 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: There have been no material changes in off-balance sheet arrangements since the year ended December 31, 2004. For details on guarantee arrangements, see Note 3, Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: In 2005, we project electric deliveries to grow approximately three percent. This short-term outlook for 2005 assumes a stronger economy than in 2004 and normal weather conditions during the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year, based primarily on a steadily growing customer base and economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We establish a reserve margin target to address various scenarios and contingencies so that the probability of interrupting service to retail customers because of a supply shortage is no greater than an industry-recognized standard. However, even with the reserve margin target, additional spot purchases during periods when electric prices are high may be required. We are currently planning for a reserve margin of approximately 11 percent for summer 2005, or supply resources equal to 111 percent of projected summer peak load. Of the 2005 supply resources target of 111 percent, we expect to meet approximately 100 percent from our electric generating plants and long-term power purchase contracts, and approximately 11 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts covering the estimated reserve margin requirements for 2005 and covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $12 million for unexpired capacity and energy contracts at June 30, 2005.

COAL DELIVERY DISRUPTIONS: In May 2005, western coal rail carriers experienced derailments and significant service disruptions due to heavy snow and rain conditions. These disruptions affected all shippers of western coal from Wyoming mines as well as coal producers from May 2005 through June 2005. We received notification that, under contractual Force Majeure provisions, the coal tonnage not delivered during this period will not be made up. According to recent announcements, rail repairs will extend through November 2005. Although we expect some impact on coal shipments during the repair period, and as a result our coal inventories may drop below historical levels this winter, based on our current delivery experience, projections, and inventory, we believe we will have adequate coal supply to allow for normal dispatch of our coal-fired generating units. However, we are unable to predict other potential industry-wide shortages, which could affect the ability of our suppliers to deliver on their commitments.

TRANSMISSION MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market includes a day-ahead and real-time energy market and centralized generation dispatch for market participants. We are a participant in this energy market. The intention of these changes is to meet load requirements in the region reliably and efficiently, to improve management of congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which covers parts of 15 states and Manitoba, including our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

                                                        Consumers Energy Company

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we will purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric. Customers will be able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of costs for the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC, and contributions from customers. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals. In March 2005, we issued a request for proposal for long-term renewable energy supply contracts. We are in negotiations with certain respondents to this request.

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. The primary reasons for the request are load migration to alternative electric suppliers, increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. In April 2005, we filed updated debt and equity information in this case.

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

BURIAL OF OVERHEAD POWER LINES: In September 2004, the Michigan Court of Appeals upheld a lower court decision that requires Detroit Edison to obey a municipal ordinance enacted by the City of Taylor, Michigan. The ordinance requires Detroit Edison to bury a section of its overhead power lines at its own expense. Detroit Edison has filed an appeal with the Michigan Supreme Court. Unless overturned by the Michigan Supreme Court, the decision could encourage other municipalities to adopt similar ordinances, as has occurred or is under discussion in a few municipalities in our service territory. If incurred, we would seek recovery of these costs from our customers located in the municipality affected, subject to MPSC approval. This case has potentially broad ramifications for the electric utility industry in Michigan. In a similar matter, in May 2005, we filed a request with the MPSC that asks the MPSC to rule that the City of East Grand Rapids, Michigan must pay for the relocation of electric utility facilities required by an ordinance adopted by the city. At this time, we cannot predict the outcome of these matters.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions in the capital expenditure estimate include:

                                                        Consumers Energy Company

    - construction commodity prices, especially construction material and labor,

    -   project completion schedules,

    -   cost escalation factor used to estimate future years' costs, and

    -   allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of June 2005, we have incurred $563 million in capital expenditures to comply with these regulations and anticipate that the remaining $252 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent have been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, and swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, however, none have yet been enacted. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

                                                        Consumers Energy Company

Water: In March 2004, the EPA issued rules that govern generating plant cooling water intake systems. The new rules require significant reduction in fish killed by operating equipment. Some of our facilities will be required to comply with the new rules by 2007. We are currently performing the required studies to determine the most cost-effective solutions for compliance.

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of July 2005, alternative electric suppliers are providing 811 MW of generation supply to ROA customers. This amount represents a decrease of 5 percent compared to July 2004, and 11 percent of our total distribution load. Several customers notified us of their intent to return to our service after a notification period that ended in June 2005 and July 2005. Customers representing 106 MW returned to our service during this period. Based on this and other current trends, we predict that total load loss by the end of 2005 will be in the range of 900 MW to 950 MW. However, we cannot assure that the actual load loss will fall within that range.

Implementation Costs: In June 2005, the MPSC issued an order that authorizes us to recover implementation costs incurred during 2002 and 2003 totaling $6 million, plus the cost of money through the period of collection.

We are also pursuing authorization at the FERC for the MISO to reimburse us for Alliance RTO development costs. Included in this amount is $2 million that the MPSC did not approve as part of our 2002 implementation costs application. The FERC denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the amount, if any, the FERC will approve as recoverable.

Section 10d(4) Regulatory Assets: In October 2004, we filed an application with the MPSC seeking recovery of $628 million of Section 10d(4) Regulatory Assets for the period June 2000 through December 2005. Of the $628 million, $152 million relates to the cost of money. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a proposal for decision recommending the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 2, Contingencies, "Electric Restructuring Matters," and "Electric Rate Matters."

OTHER ELECTRIC BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate

                                                        Consumers Energy Company

$150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

    - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

    -   eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. NYMEX forward natural gas prices through 2010 recently were approximately $2 per mcf higher than they were at year-end 2004. Because the price the MCV Partnership can charge us for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. If forward gas prices for 2010 and beyond do not decline to the $4 to $6 per mcf range currently anticipated by various government and private natural gas price forecasts, and remain in that range for the remaining life of the MCV PPA, the economics of operating the MCV Facility would be adverse enough to require the MCV Partnership to recognize a substantial impairment of its property, plant and equipment, which are included in our Consolidated Balance Sheets. However, forecasting future natural gas prices is extremely difficult and there are currently differing views among forecasters as to whether such prices will increase, decrease or remain at current levels over any period of time. At present, some of the forecasts indicate natural gas prices in excess of the $4 to $6 per mcf range during the years after 2010. At June 30, 2005, the net book value of the MCV Partnership's property, plant and equipment was $1.396 billion. Several other factors could alter significantly the MCV Partnership's future impairment analyses including, but not limited to, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC. Any such impairment would be required to be recognized in the period when management's analysis of the factors described above meets the accounting standards for impairment recognition. We will continue to monitor the current and long-term trends in natural gas prices and their effect on the economics of operating the MCV Facility.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Big Rock: Dismantlement of plant systems is essentially complete and demolition of the remaining plant structures has begun. The restoration project is on schedule to return approximately 530 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. We expect a 30-acre area containing eight casks loaded with spent nuclear fuel and other high-level radioactive waste material to be returned to a natural state within two years from the date the DOE begins removing the spent nuclear fuel from Big Rock.

Palisades: In March 2005, the NRC completed its end-of-cycle plant performance assessment of Palisades, which covered the calendar year 2004. The NRC determined that Palisades was operated in a

                                                        Consumers Energy Company

manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of June 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2006.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of June 2005, we have loaded 22 dry casks with spent nuclear fuel. For additional information on disposal of spent nuclear fuel, see Note 2, Contingencies, "Other Electric Contingencies - Nuclear Matters."

Palisades' current license from the NRC expires in 2011. In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. A decision is expected in 2007.

Palisades, like many other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007. The replacement head nozzles will be manufactured from materials less susceptible to cracking and should minimize inspection and repair costs.

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In March 2005, an MPSC ALJ recommended that the complaint be dismissed. Exceptions to this proposal for decision have been filed, and the matter is now before the MPSC for a decision. We are unable to predict the outcome of this matter.

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to grow at an average rate of less than one percent per year. Actual gas deliveries in future periods may be affected by:

    -    fluctuations in weather patterns,

    -    use by independent power producers,

    -    competition in sales and delivery,

    -    Michigan economic conditions,

    -    the price of competing energy sources or fuels,

    -    gas consumption per customer, and

    -    changes in gas commodity prices.

In February 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 25-mile gas transmission pipeline in northern Oakland County. The project is

                                                        Consumers Energy Company

necessary to meet estimated peak load beginning in the winter of 2005 through 2006. We started construction of the pipeline in June 2005 and it is expected to be completed and in service by November 2005.

In October 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 10.8-mile gas transmission pipeline in northwestern Wayne County. The project is necessary to meet the projected capacity demands beginning in the winter of 2007. If we are unable to construct the pipeline, we will need to pursue more costly alternatives or curtail serving the system's load growth in that area. On July 8, 2005, the Administrative Law Judge hearing the case issued a proposal for decision supporting the project as filed.

GAS BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our financial results and conditions. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 2, Contingencies, "Gas Contingencies - Gas Environmental Matters."

GAS TITLE TRACKING FEES AND SERVICES: There has been no material change in the Gas Title Tracking Fees and Services matter since the year ended December 31, 2004.

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 2, Contingencies, "Gas Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

    -   the removal cost study filing or

    - the MPSC issuance of a final order in the pending case related to ARO accounting.

The MPSC order on the pending case related to ARO accounting is expected in the first quarter of 2006. We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

                                                        Consumers Energy Company

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. The primary reasons for the request are recovery of new investments, carrying costs on natural gas inventory related to higher gas prices, system maintenance, employee benefits, and low-income assistance. If approved, the request would add approximately 5 percent to the typical residential customer's average monthly bill. The increase would also affect commercial and industrial customers. As part of this filing, we also requested interim rate relief of $75 million.

OTHER OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of our employees are represented by the Utility Workers Union of America. The Union represents Consumers' operating, maintenance, and construction employees and our call center employees. The collective bargaining agreement with the Union for our operating, maintenance, and construction employees expired on June 1, 2005. In April 2005, a new Operating, Maintenance, and Construction Agreement was reached between the Utility Workers Union of America and Consumers. The Union membership voted to ratify this agreement. The collective bargaining agreement with the Union for our call center employees expired on August l, 2005. In July 2005, Consumers and the Union reached and ratified a new collective bargaining agreement for our call center employees.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. Additionally, CMS Energy and Consumers are named as parties in a class action lawsuit alleging ERISA violations. For additional details regarding these investigations and litigation, see Note 2, Contingencies.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax-deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably

                                                        Consumers Energy Company

estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
JUNE 30                                                                                        2005     2004      2005         2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        In Millions
OPERATING REVENUE                                                                           $ 1,016    $ 923   $ 2,648      $ 2,470

OPERATING EXPENSES
   Fuel for electric generation                                                                 157      170       311          330
   Fuel costs mark-to-market at MCV                                                              39        -      (170)          (6)
   Purchased and interchange power                                                               63       50       127          100
   Purchased power - related parties                                                             14       15        31           31
   Cost of gas sold                                                                             242      195       982          858
   Cost of gas sold - related parties                                                             -        -         -            1
   Other operating expenses                                                                     201      177       389          348
   Maintenance                                                                                   50       57       102          107
   Depreciation, depletion and amortization                                                     111       98       256          231
   General taxes                                                                                 53       50       118          112
                                                                                      ---------------------------------------------
                                                                                                930      812     2,146        2,112
------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                 86      111       502          358

OTHER INCOME (DEDUCTIONS)
   Accretion expense                                                                             (1)      (1)       (1)          (2)
   Interest and dividends                                                                        10        4        15            7
   Regulatory return on capital expenditures                                                     15        9        31           18
   Other income                                                                                   6        2        10            4
   Other expense                                                                                 (2)      (1)       (8)          (2)
                                                                                      ---------------------------------------------
                                                                                                 28       13        47           25
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
   Interest on long-term debt                                                                    75       72       147          145
   Interest on long-term debt - related parties                                                   2       11         9           22
   Other interest                                                                                 2        4         4            7
   Capitalized interest                                                                          (1)      (1)       (2)          (3)
                                                                                      ---------------------------------------------
                                                                                                 78       86       158          171
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                                36       38       391          212

MINORITY INTERESTS                                                                              (14)       1        97           11
                                                                                      ---------------------------------------------

INCOME BEFORE INCOME TAXES                                                                       50       37       294          201

INCOME TAX EXPENSE                                                                               17       13       104           72
                                                                                      ---------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                33       24       190          129

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR RETIREMENT BENEFITS,
   NET OF $- TAX BENEFIT IN 2004                                                                  -        -         -           (1)
                                                                                      ---------------------------------------------

NET INCOME                                                                                       33       24       190          128
PREFERRED STOCK DIVIDENDS                                                                         1        1         1            1
                                                                                      ---------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                  $    32    $  23   $   189      $   127
===================================================================================================================================

   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
JUNE 30                                                                              2005              2004
-----------------------------------------------------------------------------------------------------------
                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                        $  190            $  128
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 per period)                                           256               231
        Regulatory return on capital expenditures                                     (31)              (18)
        Minority interest                                                              97                11
        Fuel costs mark-to-market at MCV                                             (170)               (6)
        Capital lease and other amortization                                           17                13
        Cumulative effect of change in accounting                                       -                 1
        Changes in assets and liabilities:
            Increase in accounts receivable and accrued revenue                       (94)             (112)
            Decrease in inventories                                                   107                75
            Increase in accounts payable                                               41                44
            Increase (decrease) in accrued expenses                                   (26)               16
            Deferred income taxes and investment tax credit                            78                72
            Decrease in other current and non-current assets                          125                79
            Increase in other current and non-current liabilities                       -                27
                                                                                   ------------------------

        Net cash provided by operating activities                                  $  590            $  561
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                $ (270)           $ (232)
  Cost to retire property                                                             (44)              (37)
  Restricted cash on hand                                                             (33)               (2)
  Investments in nuclear decommissioning trust funds                                   (3)               (3)
  Proceeds from nuclear decommissioning trust funds                                    24                23
  Proceeds from short-term investments                                                145                 -
  Purchase of short-term investments                                                 (141)                -
  Maturity of MCV restricted investment securities held-to-maturity                   222               300
  Purchase of MCV restricted investment securities held-to-maturity                  (223)             (300)
  Cash proceeds from sale of assets                                                     1                 -
  Other investing                                                                      12                 -
                                                                                   ------------------------

        Net cash used in investing activities                                      $ (310)           $ (251)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                         $  735            $    -
  Retirement of long-term debt                                                       (925)              (14)
  Payment of common stock dividends                                                  (167)             (105)
  Payment of preferred stock dividends                                                 (1)               (1)
  Payment of capital and finance lease obligations                                     (5)               (5)
  Stockholder's contribution                                                          550                 -
  Debt issuance costs and financing fees                                              (25)                -
                                                                                   ------------------------

        Net cash provided by (used in) financing activities                        $  162            $ (125)
-----------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                          $  442            $  185

Cash and Cash Equivalents from Effect of Revised FASB
   Interpretation No. 46 Consolidation                                                  -               174

Cash and Cash Equivalents, Beginning of Period                                        171                46
                                                                                   ------------------------

Cash and Cash Equivalents, End of Period                                           $  613            $  405
===========================================================================================================


                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                  JUNE 30
                                                                                           2005    DECEMBER 31
                                                                                    (UNAUDITED)           2004
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
PLANT AND PROPERTY (AT COST)
   Electric                                                                         $     8,044    $     7,967
   Gas                                                                                    3,028          2,995
   Other                                                                                  2,521          2,523
                                                                                    --------------------------
                                                                                         13,593         13,485
   Less accumulated depreciation, depletion and amortization                              5,804          5,665
                                                                                    --------------------------
                                                                                          7,789          7,820
   Construction work-in-progress                                                            476            353
                                                                                    --------------------------
                                                                                          8,265          8,173
--------------------------------------------------------------------------------------------------------------

INVESTMENTS
   Stock of affiliates                                                                       34             25
   Other                                                                                      7             19
                                                                                    --------------------------
                                                                                             41             44
--------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market                             613            171
   Short-term investments at cost, which approximates market                                  -              4
   Restricted cash                                                                           54             21
   Accounts receivable, notes receivable and accrued revenue, less allowances
     of $10 and $10, respectively                                                           469            374
   Accounts receivable - related parties                                                     11             18
   Inventories at average cost
     Gas in underground storage                                                             737            855
     Materials and supplies                                                                  71             67
     Generating plant fuel stock                                                             73             66
   Deferred property taxes                                                                  139            165
   Regulatory assets - postretirement benefits                                               19             19
   Derivative instruments                                                                   241             96
   Other                                                                                     43             95
                                                                                    --------------------------
                                                                                          2,470          1,951
--------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Regulatory Assets
     Securitized costs                                                                      583            604
     Additional minimum pension                                                             466            372
     Postretirement benefits                                                                128            139
     Abandoned Midland Project                                                               10             10
     Other                                                                                  636            552
   Nuclear decommissioning trust funds                                                      555            575
   Other                                                                                    430            391
                                                                                    --------------------------
                                                                                          2,808          2,643
                                                                                    --------------------------

TOTAL ASSETS                                                                        $    13,584    $    12,811
==============================================================================================================


STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                              JUNE 30
                                                                                 2005      DECEMBER 31
                                                                          (UNAUDITED)             2004
------------------------------------------------------------------------------------------------------
                                                                                           In Millions
CAPITALIZATION
   Common stockholder's equity
   Common stock, authorized 125.0 shares; outstanding
     84.1 shares for all periods                                          $       841      $       841
   Paid-in capital                                                              1,482              932
   Accumulated other comprehensive income                                          48               31
   Retained earnings since December 31, 1992                                      630              608
                                                                          ----------------------------
                                                                                3,001            2,412

   Preferred stock                                                                 44               44

   Long-term debt                                                               4,196            4,000
   Long-term debt - related parties                                               129              326
   Non-current portion of capital leases and finance lease
     obligations                                                                  315              315
                                                                          ----------------------------
                                                                                7,685            7,097
------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                773              657
------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt, capital leases and
     finance leases                                                               147              147
   Current portion of long-term debt - related parties                              -              180
   Accounts payable                                                               312              267
   Accounts payable - related parties                                              10               14
   Accrued interest                                                                95               83
   Accrued taxes                                                                  224              254
   Deferred income taxes                                                           33               20
   Other                                                                          213              238
                                                                          ----------------------------
                                                                                1,034            1,203
------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Deferred income taxes                                                        1,418            1,350
   Regulatory Liabilities
     Regulatory liabilities for cost of removal                                 1,084            1,044
     Income taxes, net                                                            365              357
     Other                                                                        173              173
   Postretirement benefits                                                        353              207
   Asset retirement obligations                                                   431              436
   Deferred investment tax credit                                                  77               79
   Other                                                                          191              208
                                                                          ----------------------------
                                                                                4,092            3,854
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, and 4)

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                $    13,584      $    12,811
======================================================================================================

   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
JUNE 30                                                                                  2005        2004        2005       2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     In Millions
COMMON STOCK
   At beginning and end of period (a)                                                $    841     $   841     $   841    $   841
--------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                               1,132         682         932        682
   Stockholder's contribution                                                             350           -         550          -
                                                                                     -------------------------------------------
     At end of period                                                                   1,482         682       1,482        682
                                                                                     -------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
   At beginning of period                                                                  (1)          -          (1)         -
   Minimum pension liability adjustment (b)                                                (1)          -          (1)         -
                                                                                     -------------------------------------------
     At end of period                                                                      (2)          -          (2)         -
                                                                                     -------------------------------------------

   Investments
     At beginning of period                                                                15          10          12          9
     Unrealized gain on investments (b)                                                     3           -           6          1
                                                                                     -------------------------------------------
     At end of period                                                                      18          10          18         10
                                                                                     -------------------------------------------

   Derivative Instruments
     At beginning of period                                                                26          15          20          8
     Unrealized gain on derivative instruments (b)                                          7           4          23         13
     Reclassification adjustments included in net income (b)                               (1)         (3)        (11)        (5)
                                                                                     -------------------------------------------
     At end of period                                                                      32          16          32         16
--------------------------------------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Income                                               48          26          48         26
--------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   At beginning of period                                                                 647         547         608        521
   Net income                                                                              33          24         190        128
   Cash dividends declared - Common Stock                                                 (49)        (27)       (167)      (105)
   Cash dividends declared - Preferred Stock                                               (1)         (1)         (1)        (1)
                                                                                     -------------------------------------------
      At end of period                                                                    630         543         630        543
--------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                    $  3,001     $ 2,092     $ 3,001    $ 2,092
================================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Other Comprehensive Income:
        Minimum Pension Liability
          Minimum pension liability adjustment, net of tax of
             $-, $-, $-, and $-, respectively                                        $     (1)    $     -     $    (1)   $     -
        Investments
          Unrealized gain on investments, net of tax of
             $1, $-, $3, and $-, respectively                                               3           -           6          1
        Derivative Instruments
          Unrealized gain on derivative instruments, net of tax of
             $3, $3, $12, and $7, respectively                                              7           4          23         13
          Reclassification adjustments included in net income, net of tax of
             $(1), $(2), $(6), and $(3), respectively                                      (1)         (3)        (11)        (5)
     Net income                                                                            33          24         190        128
                                                                                     -------------------------------------------

     Total Other Comprehensive Income                                                $     41     $    25     $   207    $   137
                                                                                     ===========================================


   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers' Form 10-K for the year ended December 31, 2004. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:   CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Consumers, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with Revised FASB Interpretation No. 46. We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

                                                        Consumers Energy Company


OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended           Six Months Ended
--------------------------------------------------------------------------------------------------------------
June 30                                                          2005          2004         2005          2004
--------------------------------------------------------------------------------------------------------------
Other income
   Electric restructuring return                                  $ 3           $ 1         $  4          $  3
   Return on stranded costs                                         1             -            2             -
   Return on security costs                                         1             1            1             1
   Nitrogen oxide allowance sales                                   1             -            1             -
   Gain on stock                                                    -             -            1             -
   All other                                                        -             -            1             -
--------------------------------------------------------------------------------------------------------------

Total other income                                                $ 6           $ 2         $ 10          $  4
==============================================================================================================


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended           Six Months Ended
--------------------------------------------------------------------------------------------------------------
June 30                                                          2005          2004         2005          2004
--------------------------------------------------------------------------------------------------------------
Other expense
     Loss on reacquired debt                                     $ (1)         $  -         $ (6)        $   -
     Civic and political expenditures                               -             -           (1)           (1)
     All Other                                                     (1)           (1)          (1)           (1)
--------------------------------------------------------------------------------------------------------------

Total other expense                                              $ (2)         $ (1)        $ (8)        $  (2)
==============================================================================================================


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

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004,

                                                        Consumers Energy Company

the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005 and an amended motion for class certification on June 20, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid 2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     allowance for funds used during construction (AFUDC) rate.

                                                        Consumers Energy Company


Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of June 2005, we have incurred $563 million in capital expenditures to comply with these regulations and anticipate that the remaining $252 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent have been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, and swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At June 30, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced

                                                        Consumers Energy Company


part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations).

The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW), is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed responses to these MDEQ letters in July and August 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of these issues, however, the MCV Partnership believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities, which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleges that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology.

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. In June 2005, the FERC issued a notice of intent not to act on this issue. We cannot predict the outcome of these appeals or the remaining legal action.

ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of July 2005, alternative electric suppliers are providing 811 MW of generation supply to ROA customers. This amount represents a decrease of 5 percent compared to July 2004, and 11 percent of our total distribution load.

                                                        Consumers Energy Company


ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

                      Year(s)         Years           Requested
Proceeding            Filed           Covered         Amount                              Status
-------------------------------------------------------------------------------------------------------------------
Stranded Costs        2002-2004       2000-2003       $137 million (a)      The MPSC ruled that we experienced
                                                                            zero Stranded Costs for 2000 through
                                                                            2001.  The MPSC approved recovery of
                                                                            $63 million in Stranded Costs for
                                                                            2002 through 2003, plus the cost of
                                                                            money through the period of
                                                                            collection.

Implementation        1999-2004       1997-2003       $91 million (b)       The MPSC allowed $68 million for the
Costs                                                                       years 1997-2001, plus the cost of
                                                                            money through the period of collection.
                                                                            The MPSC allowed $6 million for the
                                                                            years 2002-2003, plus the cost of money
                                                                            through the period of collection.

Section 10d(4)        2004            2000-2005       $628 million          Application filed with the MPSC in
Regulatory Assets                                                           October 2004.
===================================================================================================================

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

                                                        Consumers Energy Company

Of the $628 million, $152 million relates to the cost of money.

As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a Proposal for Decision recommending that the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At June 30, 2005, total recorded Section 10d(4) Regulatory Assets were $179 million.

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

ELECTRIC RATE MATTERS

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. The primary reasons for the request are load migration to alternative electric suppliers, increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. In April 2005, we filed updated debt and equity information in this case.

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the estimated reserve margin requirements for 2005 and covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $12 million for unexpired capacity and energy contracts at June 30, 2005. As of July 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $8 million.

PSCR: The PSCR process assures recovery of all reasonable and prudent power supply costs that we actually incur. In September 2004, we submitted our 2005 PSCR filing to the MPSC. The proposed PSCR charge would allow us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. In January 2005, we self-implemented the proposed 2005 PSCR charge. In June 2005, the MPSC issued an order that approves our 2005 PSCR plan. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. We cannot predict the outcome of these PSCR proceedings.

                                                        Consumers Energy Company

OTHER ELECTRIC CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 8, Consolidation of Variable Interest Entities. Our consolidated retained earnings include undistributed earnings from the MCV Partnership of $292 million at June 30, 2005 and $246 million at June 30, 2004.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

--------------------------------------------------------------------------------
                                                2005          2006          2007
--------------------------------------------------------------------------------
Estimated cash underrecoveries                  $ 56          $ 55          $ 39
================================================================================

Of the 2005 estimate, we expensed $29 million for the six months ended June 30, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years. NYMEX forward natural gas prices through 2010 recently were approximately $2 per mcf higher than they were at year-end 2004. Because the price the MCV Partnership can charge us for energy has not increased to reflect current natural gas prices, the MCV Partnership's financial performance has been impacted negatively. If forward gas prices for 2010 and beyond do not decline to the $4 to $6 per mcf range currently anticipated by various government and private natural gas price forecasts, and remain in that range for the remaining life of the MCV PPA, the economics of operating the MCV Facility would be adverse enough to require the MCV Partnership to recognize a substantial impairment of its property, plant and equipment, which are included in our Consolidated Balance Sheets. However, forecasting future natural gas prices is extremely difficult and there are currently differing views among forecasters as to whether such prices will increase, decrease or remain at current levels over any period of time. At present, some of the forecasts indicate natural gas prices in excess of the $4 to $6 per mcf range during the years after 2010. At June 30, 2005, the net book value of the MCV Partnership's property, plant and equipment was $1.396 billion. Several other factors could alter significantly the MCV Partnership's future impairment analyses including, but not limited to, energy payments to the MCV Partnership, which are based on the cost of coal burned at our

                                                        Consumers Energy Company

coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC. Any such impairment would be required to be recognized in the period when management's analysis of the factors described above meets the accounting standards for impairment recognition. We will continue to monitor the current and long-term trends in natural gas prices and their effect on the economics of operating the MCV Facility.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit our ownership interest in the MCV Partnership.

The substantial MCV Facility fuel cost savings are first used to offset fully the cost of replacement power. Second, $5 million annually, funded jointly by Consumers and the MCV Partnership, are contributed to our RRP. Remaining savings are split between the MCV Partnership and Consumers. Consumers' direct savings are shared 50 percent with its customers in 2005 and 70 percent in 2006 and beyond. Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. Since the MPSC has excluded these underrecoveries from the rate making process, we anticipate that our savings from the RCP will not affect our return on equity used in our base rate filings.

In January 2005, Consumers and the MCV Partnership's general partners accepted the terms of the order and implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The decision was appealed to the Michigan Court of Appeals by the City of Midland, and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership estimates that the 1997 through 2004 tax year cases will result in a refund to the MCV Partnership of approximately $77 million inclusive of interest. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: Decommissioning-funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, the estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars.

In 1999, the MPSC orders for Big Rock and Palisades provided for fully funding the decommissioning trust funds for both sites. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. The MPSC order set the

                                                        Consumers Energy Company

annual decommissioning surcharge for Palisades at $6 million through 2007. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability and asset retirement obligation.

Big Rock: Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $26 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion, in 2007, of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. We are seeking MPSC approval of the contested settlement, but cannot predict the outcome.

In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. A decision is expected in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2005, we have recorded a liability to the DOE of $143 million, including interest, which is payable prior to the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. On April 29, 2005, the court ruled on various cross-motions for summary judgment previously filed by the DOE and us. The court denied the DOE's motions to dismiss Counts I and II of the complaint and its motion seeking recovery of a one-time fee that is due to be paid by us prior to delivery of the spent nuclear fuel. The court, however, granted the DOE's motion to recoup the one-time fee against any award of damages to us. The court further granted our motion for summary judgment on liability and our motion to dismiss the DOE's affirmative defense alleging our failure to satisfy a

                                                        Consumers Energy Company


condition precedent. We filed a motion for reconsideration of the portion of the Court's order dealing with recoupment, which the Court denied. In a related case, a judge in one of many spent nuclear fuel cases now pending in the United States Court of Claims issued a decision and order suggesting that the standard contract between the utilities and the DOE should be held void because of mutual mistake and impossibility of performance and that restitution of all waste fees paid by utilities should be made from the Nuclear Waste Fund. The judge ordered the utility in that case and the DOE to file briefs addressing the court's views and invited any interested party to file an amicus brief. We have filed an amicus brief opposing holding the standard contract void. If our litigation against the DOE is successful, we plan to use any recoveries to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

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

At Palisades, we maintain nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. The United States Congress enacted the Price-Anderson Act to provide financial liability protection for those parties who may be liable for a nuclear accident or incident. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $10 million.

We also maintain insurance under a program that covers tort claims for bodily injury to nuclear workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, we remain responsible for a maximum assessment of up to $6 million. This requirement will end December 31, 2007.

Big Rock remains insured for nuclear liability by a combination of insurance and a NRC indemnity totaling $544 million, and a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas

                                                        Consumers Energy Company


plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2003, we estimated our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. We have expended $12 million on these sites since the 2003 estimates were made. At June 30, 2005, we have a liability of $36 million, net of $46 million of expenditures incurred to date, and a regulatory asset of $63 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding.

The following table summarizes our GCR reconciliation filings with the MPSC. Additional details related to the proceedings follow the table.

Gas Cost Recovery Reconciliation
------------------------------------------------------------------------------------------------------------------
                                                        Net Over
GCR Year          Date Filed         Order Date         Recovery                        Status
------------------------------------------------------------------------------------------------------------------
2003-2004         June 2004        February 2005      $31 million       The net overrecovery includes $1 million
                                                                        and $5 million GCR net overrecoveries from
                                                                        prior GCR years and interest accrued
                                                                        through March 2004

2004-2005         June 2005        Pending            $2 million
==================================================================================================================

Net overrecoveries included in the table above include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR year 2003-2004: In February 2005, the MPSC approved a settlement agreement that resulted in a credit to our GCR customers for a $28 million overrecovery, plus $3 million interest, using a roll-in refund methodology. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

GCR year 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement. The settlement included a quarterly mechanism for setting a GCR ceiling price. Actual gas costs and revenues are subject to an annual reconciliation proceeding, which was filed in June 2005. We proposed to refund to our customers $2 million using a roll-in methodology. The $2 million reflects an underrecovery of $1 million, offset by interest owed to customers of $3 million. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

                                                        Consumers Energy Company


GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposes using a GCR factor consisting of:

      -     a base GCR factor of $6.98 per mcf, plus

      - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $7.61 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding.

In June 2005, four of the five parties filed a settlement agreement; the fifth party filed a statement of non-objection. The settlement agreement includes a GCR ceiling price adjustment contingent upon future events.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

      -     the removal cost study filing or

      - the MPSC issuance of a final order in the pending case related to ARO accounting.

The MPSC order on the pending case related to ARO accounting is expected in the first quarter of 2006. We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. The primary reasons for the request are recovery of new investments, carrying costs on natural gas inventory related to higher gas prices, system maintenance, employee benefits, and low-income assistance. If approved, the request would add approximately 5 percent to the typical residential customer's average monthly bill. The increase would also affect commercial and industrial customers. As part of this filing, we also requested interim rate relief of $75 million.

                                                        Consumers Energy Company

OTHER CONTINGENCIES

IRS RULING: On August 2, 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under Section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. We are studying the IRS guidance to determine its effect on us. We cannot predict the impact of this ruling on future earnings, cash flows, or our present NOL carryforwards.

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

3:   FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                     June 30, 2005               December 31, 2004
------------------------------------------------------------------------------------------------------------------
First mortgage bonds                                                       $ 3,000                         $ 2,300
Senior notes, bank debt and other                                              938                           1,436
Securitization bonds                                                           384                             398
                                                                     -------------               -----------------
  Principal amounts outstanding                                              4,322                           4,134
    Current amounts                                                           (118)                           (118)
    Net unamortized discount                                                    (8)                            (16)
------------------------------------------------------------------------------------------------------------------
Total Long-term debt                                                       $ 4,196                         $ 4,000
==================================================================================================================


FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the six months ended June 30, 2005:

------------------------------------------------------------------------------------------------------------------
                                            Principal    Interest Rate
                                          (In millions)       (%)        Issue/Retirement Date      Maturity Date
------------------------------------------------------------------------------------------------------------------
DEBT ISSUANCES
FMB                                          $ 250           5.15             January 2005          February 2017
FMB                                            300           5.65              March 2005             April 2020
FMB insured quarterly notes                    150           5.65              April 2005             April 2035
LORB                                            35         Variable            April 2005             April 2035
------------------------------------------------------------------------------------------------------------------
         Total                               $ 735
==================================================================================================================
DEBT RETIREMENTS
Long-term bank debt                          $  60         Variable           January 2005          November 2006
Long-term debt - related parties               180           9.25             January 2005          December 2029
Long-term debt - related parties                73           8.36            February 2005          December 2015
Long-term debt - related parties               124           8.20            February 2005          September 2027
Senior notes                                   332           6.25          April and May 2005       September 2006
Senior insured quarterly notes                 141           6.50               May 2005             October 2028
------------------------------------------------------------------------------------------------------------------
         Total                               $ 910
==================================================================================================================

In April 2005, we received a $350 million capital contribution from our parent company, CMS Energy.

REGULATORY AUTHORIZATION FOR FINANCINGS: In April 2005, the FERC issued an authorization to permit us to issue up to an additional $1.0 billion ($2.0 billion in total) of long-term securities for refinancing or

                                                        Consumers Energy Company


refunding purposes, and up to an additional $1.0 billion ($2.5 billion in total) of long-term securities for general corporate purposes during the period ending June 30, 2006.

Combined with remaining availability from previously issued FERC authorizations, we can now issue up to:

- $1.001 billion of long-term securities for refinancing or refunding purposes,

- $1.209 billion of long-term securities for general corporate purposes, and

- $1.935 billion of long-term FMB to be issued solely as collateral for other long-term securities.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at June 30, 2005:

                                                                                        In Millions
---------------------------------------------------------------------------------------------------
                                                                         Outstanding
                                           Amount of        Amount       Letters-of-         Amount
     Company           Expiration Date      Facility      Borrowed           Credit       Available
---------------------------------------------------------------------------------------------------
Consumers               May 18, 2010           $ 500           $ -              $ 31          $ 469
MCV Partnership        August 27, 2005            50             -                 3             47
---------------------------------------------------------------------------------------------------


We amended our credit facility in May 2005. The amendment extended the term of the agreement to 2010 and reduced certain fees and interest margins.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At June 30, 2005, capital lease obligations totaled $54 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At June 30, 2005, finance lease obligations totaled $290 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables as of June 30, 2005 and $304 million as of December 31, 2004. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have not recorded a gain or loss on the receivables sold or retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                 In Millions
------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                 2005           2004
------------------------------------------------------------------------------------------------------------
Net cash flow as a result of accounts receivable financing                            $  (304)       $  (297)
Collections from customers                                                            $ 2,787        $ 2,645
============================================================================================================

                                                        Consumers Energy Company

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at June 30, 2005, we had $479 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. For the six months ended June 30, 2005, we paid $167 million in common stock dividends to CMS Energy.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required. The disclosure requirements in this Interpretation are effective for interim and annual financial statements issued after December 15, 2002.

The following table describes our guarantees at June 30, 2005:

                                                                                                            In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                   Issue        Expiration       Maximum      Carrying         Recourse
Guarantee Description                              Date         Date           Obligation       Amount    Provision (a)
-----------------------------------------------------------------------------------------------------------------------
Standby letters of credit                          Various      Various             $  31          $ -              $ -
Surety bonds                                       Various      Various                 6            -                -
Nuclear insurance retrospective premiums           Various      Various               134            -                -
=======================================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

The following table provides additional information regarding our guarantees:

                                                                                    Events That Would Require
Guarantee Description                     How Guarantee Arose                       Performance
-----------------------------------------------------------------------------------------------------------------------
Standby letters of credit                 Normal operations of coal power plants    Noncompliance with environmental
                                                                                    regulations and inadequate response
                                                                                    to demands for corrective action
                                          Natural gas transportation                Nonperformance
                                          Self-insurance requirement                Nonperformance
                                          Nuclear plant closure                     Nonperformance
-----------------------------------------------------------------------------------------------------------------------
Surety bonds                              Normal operating activity, permits and    Nonperformance
                                          license
-----------------------------------------------------------------------------------------------------------------------
Nuclear insurance retrospective premiums  Normal operations of nuclear plants       Call by NEIL and Price-Anderson Act
                                                                                    for nuclear incident
=======================================================================================================================

In the ordinary course of business, we enter into agreements containing indemnification provisions in connection with a variety of transactions including financing agreements. While we cannot estimate our maximum exposure under these indemnities, we consider the probability of liability remote.

                                                        Consumers Energy Company

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
                                                        June 30, 2005                       December 31, 2004
---------------------------------------------------------------------------------------------------------------------
                                                Cost      Fair         Unrealized                Fair      Unrealized
                                                         Value         Gain (Loss)    Cost      Value      Gain (Loss)
---------------------------------------------------------------------------------------------------------------------
Long-term debt,
    including current amounts                $ 4,314    $ 4,476         $ (162)     $ 4,118    $ 4,232        $  (114)
Long-term debt - related parties                 129        134             (5)         506        518            (12)
Available-for-sale securities:
Common stock of CMS Energy                        10         34             24           10         25             15

SERP:
    Equity securities                             15         21              6           15         21              6
    Debt securities                                9          9              -            9          9              -
Nuclear decommissioning investments:
    Equity securities                            132        246            114          136        262            126
    Debt securities                              284        294             10          291        302             11
=====================================================================================================================

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

Contracts used to manage market risks may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. The recorded fair value is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. Changes in fair value (that is, gains or

                                                        Consumers Energy Company

losses) are reported in Other Comprehensive Income if the derivative qualifies for cash flow hedge accounting treatment and in earnings if the derivative does not qualify for such treatment.

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

The majority of our contracts are not subject to derivative accounting under SFAS No. 133 because they qualify for the normal purchases and sales exception, or because there is not an active market for the commodity. Our coal purchase contracts are not accounted for as derivatives due to the lack of an active market for the coal that we purchase. Similarly, our electric capacity and energy contracts are not accounted for as derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If active markets for these commodities develop in the future, we may be required to account for these contracts as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material to our financial statements. For our electric capacity and energy contracts, we believe that we will be able to apply the normal purchases and sales exception, which would not require us to mark these contracts to market.

The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market provides day-ahead and real-time energy market information and centralized generation dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, as we gain additional experience with the Midwest Energy Market, we will continue to evaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within the MISO's market area. FTRs are derivative instruments and are required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair values, with any subsequent changes in fair value recognized in earnings. As of June 30, 2005, we recorded an asset of $1 million associated with the fair value of FTRs on our Consolidated Balance Sheets.

                                                        Consumers Energy Company

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                             June 30, 2005                    December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                                    Cost       Fair     Unrealized     Cost      Fair     Unrealized
Derivative Instruments                                        Value           Gain              Value     Gain (Loss)
--------------------------------------------------------------------------------------------------------------------
Gas contracts                                        $ -      $   -          $   -      $ 2      $  -           $ (2)
FTRs                                                   -          1              1        -         -              -
Derivative contracts associated with the MCV
Partnership:
    Gas fuel contracts                                 -        181            181        -        56             56
    Gas fuel futures and swaps                         -        145            145        -        64             64
====================================================================================================================

The fair value of our derivative contracts is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. Unrealized gains and losses associated with these options are reported directly in earnings as part of Other income, and then directly offset in earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At June 30, 2005, we had purchased a fixed-priced gas supply call option and had sold a fixed-priced gas supply put option. We held no fixed-priced weather-based gas supply call options.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Gas Fuel Contracts:
The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts were not recognized at fair value on our Consolidated Balance Sheets at June 30, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at June 30, 2005, because these contracts contained volume optionality. In addition, due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, as of January 2005, any changes in the fair value of these financial hedges are recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the six months ended June 30, 2005, we recorded a $170 million gain associated with the increase in fair value of these instruments in Fuel costs mark-to-market at MCV on our Consolidated Statements of Income, resulting in a cumulative mark-to-market gain through June 30, 2005 of $226 million. This cumulative amount consists of a $181 million gain related to gas fuel derivative contracts. The remaining gain of $45 million relates to the financial hedges associated with these contracts, which is included in the Gas fuel futures and swaps amount in the Derivative Instruments table above. The majority of this mark-to-market gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and

                                                        Consumers Energy Company


the financial hedges settle, with the remainder reversing between 2007 and 2011. For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

Gas Fuel Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At June 30, 2005, the MCV Partnership held gas fuel futures and swaps.

The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. The MCV Partnership also engages in cost mitigation activities to offset the fixed charges the MCV Partnership incurs in operating the MCV Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter.

There was no ineffectiveness associated with any of the gas contracts that qualified for hedge accounting treatment. At June 30, 2005, we have recorded a cumulative net gain of $32 million, net of tax, in Accumulated other comprehensive income relating to our proportionate share of the contracts held by the MCV Partnership that qualify as cash flow hedges. This balance represents natural gas futures, options, and swaps with maturities ranging from July 2005 to December 2009, of which $6 million of this gain is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases. In addition, for the six months ended June 30, 2005, we recorded a net gain of $22 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations.

5:  RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

      -     non-contributory, defined benefit Pension Plan,

      - a cash balance pension plan for certain employees hired after June 30, 2003,

      - a defined company contribution plan for employees hired on or after September 1, 2005,

      -     benefits to certain management employees under SERP,

      -     a defined contribution 401(k) plan,

      -     benefits to a select group of management under EISP, and

      -     health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for our current employees, our non-utility affiliates, and Panhandle, a former affiliate. The Pension Plan's assets are not distinguishable by company.

                                                        Consumers Energy Company


On September 1, 2005, we will implement the Defined Company Contribution Plan. The Defined Company Contribution Plan will provide an employer cash contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 will participate in this plan as part of their retirement benefit program. Cash balance pension plan participants will also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan will be discontinued as of that date.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. We recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. We believe our plan is actuarially equivalent to Medicare Part D.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                                                 Pension
                                                                  Three Months Ended     Six Months Ended
                                                                    2005       2004       2005       2004
---------------------------------------------------------------------------------------------------------
Service cost                                                       $  14      $   9      $  23      $  19
Interest expense                                                      27         18         45         36
Expected return on plan assets                                       (35)       (27)       (58)       (54)
Amortization of:
  Net loss                                                             7          4         14          7
  Prior service cost                                                   2          2          3          3
                                                                -----------------------------------------
Net periodic pension and postretirement benefit cost               $  15      $   6       $ 27      $  11
=========================================================================================================

                                                                                               In Millions
----------------------------------------------------------------------------------------------------------
                                                                                   OPEB
                                                                  Three Months Ended      Six Months Ended
                                                                    2005       2004       2005        2004
----------------------------------------------------------------------------------------------------------
Service cost                                                       $   5      $   4      $  10       $   9
Interest expense                                                      15         14         30          27
Expected return on plan assets                                       (13)       (11)       (26)        (23)
Amortization of:
  Net loss                                                             5          3         10           6
  Prior service cost                                                  (2)        (2)        (4)         (4)
                                                                ------------------------------------------
Net periodic pension and postretirement benefit cost               $  10      $   8      $  20       $  15
==========================================================================================================

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the six months ended June 30, 2005 was less than $1 million.

                                                        Consumers Energy Company


We remeasured our Pension and OPEB obligations as of April 30, 2005 to incorporate the effects of the collective bargaining agreement reached between the Utility Workers Union of America and Consumers. The Pension plan remeasurement increased our accumulated benefit obligation (ABO) by $127 million. Net periodic pension cost increased by $3 million for the six months ended June 30, 2005, with an expected total increase in net periodic pension cost of $12 million for 2005.

The Pension plan remeasurement resulted in an unfunded accumulated benefit obligation of $208 million. The unfunded accumulated benefit obligation is the amount by which the ABO exceeds the fair value of the plan assets. SFAS No. 87 states that the pension liability shown on the balance sheet must be at least equal to the unfunded accumulated benefit obligation. As such, we increased our additional minimum liability by $129 million to $521 million at June 30, 2005. Consistent with MPSC guidance, we recognized the cost of our minimum pension liability adjustment as a regulatory asset. This adjustment increased our regulatory assets by $94 million and intangible assets by $35 million.

The OPEB plan remeasurement increased our accumulated postretirement benefit obligation by $41 million, with an expected total increase in benefit costs of $2 million for 2005.

6:   ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. As required by SFAS No. 71, we accounted for the implementation of this standard by recording regulatory assets and liabilities instead of a cumulative effect of a change in accounting principle.

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

                                                        Consumers Energy Company

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2005                                                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                                   In Service                                                   Trust
ARO Description                                          Date       Long Lived Assets                            Fund
---------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                      1972       Palisades nuclear plant                     $ 529
Big Rock - decommission plant site                       1962       Big Rock nuclear plant                         26
JHCampbell intake/discharge water line                   1980       Plant intake/discharge water line               -
Closure of coal ash disposal areas                    Various       Generating plants coal ash areas                -
Closure of wells at gas storage fields                Various       Gas storage fields                              -
Indoor gas services equipment relocations             Various       Gas meters located inside structures            -
=====================================================================================================================

                                                                                                           In Millions
----------------------------------------------------------------------------------------------------------------------
                                               ARO                                                                 ARO
                                         Liability                                             Cash flow     Liability
ARO Description                           12/31/04    Incurred       Settled     Accretion     Revisions       6/30/05
----------------------------------------------------------------------------------------------------------------------
Palisades - decommission                     $ 350        $  -        $   -           $ 12          $  -         $ 362
Big Rock - decommission                         30           -          (25)             7             -            12
JHCampbell intake line                           -           -            -              -             -             -
Coal ash disposal areas                         54           -           (1)             2             -            55
Wells at gas storage fields                      1           -            -              -             -             1
Indoor gas services relocations                  1           -            -              -             -             1
                                       -------------------------------------------------------------------------------

Total                                        $ 436        $  -        $ (26)          $ 21          $  -         $ 431
======================================================================================================================

On October 14, 2004, the MPSC issued a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and their accounting and ratemaking issues. Utilities responded to the Order in March 2005; MPSC Staff and intervenor filed responses in May 2005. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities.

7:   REPORTABLE SEGMENTS

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

                                                        Consumers Energy Company

The following table shows our financial information by reportable segment:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Six Months Ended
----------------------------------------------------------------------------------------------------------------
June 30                                                          2005          2004          2005           2004
----------------------------------------------------------------------------------------------------------------
Operating revenue
     Electric                                                 $   649        $  612       $ 1,277        $ 1,243
     Gas                                                          355           300         1,347          1,205
     Other                                                         12            11            24             22
----------------------------------------------------------------------------------------------------------------

Total Operating Revenue                                       $ 1,016        $  923       $ 2,648        $ 2,470
================================================================================================================
Net income available to common stockholder
     Electric                                                 $    46        $   27       $    79        $    75
     Gas                                                           (3)            1            55             57
     Other                                                        (11)           (5)           55             (5)
----------------------------------------------------------------------------------------------------------------

Total Net Income Available to Common
  Stockholder                                                 $    32        $   23       $   189        $   127
================================================================================================================

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                      June 30, 2005            December 31, 2004
----------------------------------------------------------------------------------------------------------------
Assets
     Electric (a)                                                          $  7,646                     $  7,289
     Gas (a)                                                                  3,209                        3,187
     Other                                                                    2,729                        2,335
----------------------------------------------------------------------------------------------------------------

Total Assets                                                               $ 13,584                     $ 12,811
================================================================================================================

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

8:   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $586 million at June 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.396 billion at June 30, 2005. The creditors of these partnerships do not have recourse to the general credit of Consumers.

                                                        Consumers Energy Company


9:   NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax-deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as an adjustment to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.   CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2004. Reference is also made to the Condensed Notes to the Consolidated Financial Statements, in particular, Note 3, Contingencies, for CMS Energy and
Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce all documents and data relating to the SEC's inquiry into payments made to officials or relatives of officials of the government of Equatorial Guinea. On August 17, 2004, CMS Energy submitted its response, advising the SEC of the information and documentation it had available. On March 8, 2005, CMS Energy received a request from the SEC that CMS Energy voluntarily produce certain of such documents. CMS Energy has provided responsive documents to the SEC and will continue to provide such documents as it reviews its electronic records in further response to the SEC's request. On August 1, 2005, CMS Energy and several other companies who have conducted business in Equatorial Guinea received subpoenas from the SEC to provide documents regarding payments made to officials or relatives of officials of the government of Equatorial Guinea. CMS Energy will provide responsive documents in connection with the subpoena.

DEMAND FOR ACTION AGAINST OFFICERS AND DIRECTORS

In May 2002, the Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by certain CMS Energy officers and directors in connection with round-trip trading by CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. In December 2002, two new directors were appointed to the Board. The Board formed a special litigation committee in January 2003 to determine whether it was in CMS Energy's best interest to bring the action demanded by the shareholder. The disinterested members of the Board appointed the two new directors to serve on the special litigation committee.

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed on behalf of the shareholder in the Circuit Court of Jackson County, Michigan in furtherance of his demands.

On July 7, 2005, CMS Energy filed with the court a Stipulation of Settlement that was signed by all parties as well as the special litigation committee. Under the terms of the settlement, CMS Energy will receive $12 million under its directors and officers liability insurance program, $7 million of which will be used to pay costs associated with the securities class action lawsuits. CMS Energy may use the remaining $5 million to pay attorneys' fees and expenses arising out of the derivative proceeding. The terms of the settlement are subject to court approval and the hearing for final approval is scheduled for August 26, 2005.

GAS INDEX PRICE REPORTING LITIGATION

In August 2003, Cornerstone Propane Partners, L.P. (Cornerstone) filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and dozens of other energy companies. The Cornerstone complaint was subsequently consolidated with two similar complaints filed by other plaintiffs. The plaintiffs filed a consolidated complaint on January 20, 2004. The consolidated complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. Plaintiffs are seeking to have a class certified and to have the class recover actual damages and costs, including attorneys fees. CMS Energy is no longer a defendant, however, CMS MST and CMS Field Services are named as defendants. (CMS Energy sold CMS Field Services to Cantera Natural Gas, LLC, which changed the name of CMS Field Services to Cantera Gas Company. CMS Energy is required to indemnify Cantera Natural Gas, LLC with respect to this action.)

In a similar but unrelated matter, Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California in November 2003 against a number of energy companies engaged in the sale of natural gas in the United States (including CMS Energy). The complaint alleged defendants entered into a price-fixing scheme by engaging in activities to manipulate the price of natural gas in California. The complaint alleged violations of the federal Sherman Act, the California Cartwright Act, and the California Business and Professions Code relating to unlawful, unfair and deceptive business practices. The complaint sought both actual and exemplary damages for alleged overcharges, attorneys fees and injunctive relief regulating defendants' future conduct relating to pricing and price reporting. In April 2004, a Nevada Multidistrict Litigation (MDL) Panel ordered the transfer of the Texas-Ohio case to a pending MDL matter in the Nevada federal district court that at the time involved seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a federal Sherman Act claim. In November 2004, those seven complaints, as well as a number of others that were originally filed in various state courts in California and subsequently transferred to the MDL proceeding, were remanded back to California state court. The Texas-Ohio case remained in Nevada federal district court, and defendants, with CMS Energy joining, filed a motion to dismiss. The court issued an order granting the motion to dismiss on April 8, 2005 and entered a judgment in favor of the defendants on April 11, 2005. Texas-Ohio has appealed the dismissal to the Ninth Circuit Court of Appeals.

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

The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants' motion to dismiss in the Texas-Ohio case. Plaintiffs subsequently filed a consolidated class action complaint alleging violations of federal and California antitrust laws. Defendants filed a motion to dismiss, arguing that the consolidated complaint should be dismissed for the same reasons as the Texas-Ohio case.

Commencing in or about February 2004, 15 state law complaints containing allegations similar to those made in the Texas-Ohio case, but generally limited to the California Cartwright Act and unjust enrichment, were filed in various California state courts against many of the same defendants named in the federal price manipulation cases discussed above. In addition to CMS Energy, CMS MST is named in all of the 15 state law complaints. Cantera Gas Company and Cantera Natural Gas, LLC (erroneously sued as Cantera Natural Gas, Inc.) are named in all but one complaint.

In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. On April 8, 2005, defendants filed a demurrer to the master class action complaint and the individual complaints and on May 13, 2005, plaintiffs filed a memorandum of points and authorities in opposition to defendants' federal preemption demurrer and motion to strike. Pursuant to a ruling dated June 29, 2005, the demurrer was overruled and the motion to strike was denied.

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On March 7, 2005, defendants removed the case to the United States District Court for the Western District of Tennessee, Western Division, and they filed a motion on May 20, 2005 to transfer the case to the MDL proceeding in Nevada. On April 6, 2005, plaintiffs filed a motion to remand the case back to the Chancery Court in Tennessee. Defendants filed a motion to stay proceedings pending resolution of the motion to remand and plaintiffs have filed a response, objecting to defendants' motion. The parties are considering further extending the time to answer or otherwise respond to the complaint until after the motion to remand is decided.

CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005 and an amended motion for class certification on June 20, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of

CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid-2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

ENVIRONMENTAL MATTERS

CMS Energy, Consumers and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy's and Consumers' MANAGEMENT'S DISCUSSION AND ANALYSIS and CMS Energy's and Consumers' CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 20, 2005, the CMS Energy shareholders voted upon two proposals, as follows:

    - Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit CMS Energy's financial statements for the year ending December 31, 2005, with a vote of 170,359,235 shares in favor, 835,976 against and 1,476,040 abstentions; and

    - Election of twelve members to the Board of Directors. The votes for individual nominees were as follows:

CMS ENERGY

   Number of Votes:                 For         Withheld           Total
   --------------------------------------------------------------------------

   Merribel S. Ayres          167,079,391      5,609,800         172,689,191
   Richard M. Gabrys          167,147,454      5,541,737         172,689,191
   Earl D. Holton             166,459,567      6,229,624         172,689,191
   David W. Joos              166,523,599      6,165,592         172,689,191
   Philip R. Lochner, Jr.     166,821,472      5,867,719         172,689,191
   Michael T. Monahan         167,130,271      5,558,920         172,689,191
   Joseph F. Paquette, Jr.    167,011,549      5,677,642         172,689,191
   Percy A. Pierre            164,425,375      8,263,816         172,689,191
   S. Kinnie Smith, Jr.       166,376,003      6,313,188         172,689,191



   Number of Votes:                 For         Withheld           Total
   --------------------------------------------------------------------------

   Kenneth L. Way             167,016,414      5,672,777         172,689,191
   Kenneth Whipple            166,473,648      6,215,543         172,689,191
   John B. Yasinsky           164,430,059      8,259,132         172,689,191

CONSUMERS

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 20, 2005 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2006 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy's Corporate Secretary on or before December 19, 2005. In any event if CMS Energy has not received written notice of any matter to be proposed at that meeting by March 4, 2006, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.

ITEM 6.  EXHIBITS

(4)(a) $300 million Sixth Amended and Restated Credit Agreement dated as of May 18, 2005 among CMS Energy Corporation, CMS Enterprises, and the Administrative Agent and Collateral Agent, as defined therein (Previously filed as Exhibit (4)(i) to Form S-3 filed by CMS Energy on June 6, 2005, and incorporated by reference herein)

(4)(b) $500 million Third Amended and Restated Credit Agreement dated as of May 18, 2005 among Consumers Energy Company and the Banks, the Administrative Agent, the Syndication Agent and the Co-Documentation Agents, all as defined therein

(31)(a)           CMS Energy Corporation's certification of the CEO pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)           CMS Energy Corporation's certification of the CFO pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c) Consumers Energy Company's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d) Consumers Energy Company's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                 CMS ENERGY CORPORATION
                                                       (Registrant)



Dated:  August 4, 2005                  By:          /s/ Thomas J. Webb
                                           -----------------------------------
                                                       Thomas J. Webb
                                                Executive Vice President and
                                                  Chief Financial Officer



                                                CONSUMERS ENERGY COMPANY
                                                        (Registrant)



Dated:  August 4, 2005                  By:       /s/ Thomas J. Webb
                                           -----------------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                        CMS ENERGY AND CONSUMERS EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION

(4)(b) $500 million Third Amended and Restated Credit Agreement dated as of May 18, 2005 among Consumers Energy Company and the Banks, the Administrative Agent, the Syndication Agent and the Co-Documentation Agents, all as defined therein

(31)(a)        CMS Energy Corporation's certification of the CEO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)        CMS Energy Corporation's certification of the CFO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)        Consumers Energy Company's certification of the CEO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)        Consumers Energy Company's certification of the CFO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)        CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)        Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002